Form 10-Q
period 1995-05-31
CHASE CORP
filed 1995-07-13
CIK 830524

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C., 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended May 31, 1995      Commission File Number 1-9852

                                   CHASE CORPORATION
          (Exact Name of Registrant as Specified in Its Charter)



Massachusetts                                          11-1797126
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation of organization)               Identification No.)







Suite 220
50 Braintree Hill Park
Braintree, Massachusetts                                    02184
(Address of principal executive offices)               (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X      No


Common Shares Outstanding as of June 30, 1995           4,459,848

       PART 1:  FINANCIAL INFORMATION



             CHASE CORPORATION
         CONSOLIDATED BALANCE SHEET

                 ASSETS                        May 31      Aug.31
                                                1995        1994
                                            (UNAUDITED)   (AUDITED)
CURRENT ASSETS
  Cash                                    $     27,032 $   211,041
  Trade receivables,less allowance
    for doubtful accounts of $138,108,
    $100,500, respectively                   5,496,639   4,341,944
    Note receivable from related party         134,035     131,154
  Inventories(Note B)
    Finished and in process                  2,609,393   1,632,759
    Raw materials                            2,215,201   2,159,124
                                           -----------  ----------
                                             4,824,594   3,791,883
  Prepaid expenses & other curr assets         300,700     185,657
  Deferred federal taxes                       283,243     268,200
                                           -----------  ----------
  TOTAL CURRENT ASSETS                      11,066,243   8,929,879

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                        384,490     367,745
  Buildings                                  2,396,162   2,388,447
  Machinery & equipment                      8,428,061   8,195,659
  Construction in progress                     928,009     898,127
                                            ----------  ----------
                                            12,136,722  11,849,978
  Less allowance for depreciation            7,628,422   6,991,545
                                            ----------  ----------
                                             4,508,300   4,858,433
OTHER ASSETS
  Note receivable from related party           261,820     362,821
  Excess of cost over net assets of
   acquired businesses less amortization        86,652      90,595
  Patents, agreements and trademarks
    less amortization                        1,360,827   1,434,316
  Cash surrender value of life ins. net      2,466,504   2,226,193
  Deferred federal taxes                       174,281     221,354
  Other                                          7,000      11,027
                                             ---------  ----------
                                             4,357,084   4,346,306
                                            ----------   ---------
                                          $ 19,931,627 $18,134,618
                                           ============ ==========
LIABILITIES AND STOCKHOLDERS' EQUITY           May 31       Aug.31
                                                1995         1994
                                            (UNAUDITED)   (AUDITED)
CURRENT LIABILITIES
  Accounts payable                        $  2,993,643 $ 2,164,553
  Notes payable                                 14,592           0
  Accrued expenses                           1,877,611   2,146,913
  Federal income taxes                          26,906     159,606
  Deferred compensation                        502,216     502,216
  Current portion of L.T. debt                 678,957     554,896
                                            ----------  ----------
  TOTAL CURRENT LIABILITIES                  6,093,925   5,528,184

LONG-TERM DEBT, less current portion         3,290,258   2,897,976
Long-term deferred compensation
    obligations                                810,686   1,057,751

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
 (Note D)
 Authorized 10,000,000 shares; issued
 and outstanding 4,459,848 shares at
 May 31, 1995 and 4,362,848 shares at
 Aug. 31, 1994 respectively                   445,985      436,285
 Additional paid-in capital                 2,677,908    2,555,658

 Cum. G/(L) on currency translation          (113,702)    (116,929)
 Retained earnings                          6,726,567    5,775,693
                                            ----------  ----------
                                            9,736,758    8,650,707
                                            ---------   ----------
                                          $19,931,627  $18,134,618


         See accompanying notes to the consolidated financial statements and accountants' review report.

                                         CHASE CORPORATION
                               STATEMENT OF CONSOLIDATED OPERATIONS
                                            (UNAUDITED)

                                    Nine Months Ended             3 Months Ended
                                   May 31       May 31         May 31      May 31
                                    1995         1994           1995         1994
Sales                          $ 23,817,965  $20,621,345  $ 8,694,676 $ 7,075,756
Comm. and other income              264,037      352,545       76,381      64,399
Interest                             36,511       26,817       11,556      14,858
                                 -----------  -----------  -----------  ---------
                                 24,118,513   21,000,707    8,782,613   7,155,013

Cost and Expenses
  Cost of products sold(Note B)  16,292,604   13,780,223    6,107,029   4,754,644
  Sell.,gen. and admin. expen.    5,483,388    5,107,772    1,922,179   1,713,188
  Bad debt expense                   45,000      142,500       15,000      49,500
  Interest expense                  252,519      140,492       85,638      53,376
                                 -----------  -----------   ---------  ----------
                                 22,073,511   19,170,987    8,129,846   6,570,708

Income before Income Taxes        2,045,002    1,829,720      652,767     584,305

Income Taxes*                       743,500      732,000      257,300     242,200
                                 -----------  -----------    --------  ----------
Net Income                     $  1,301,502  $ 1,097,720   $  395,467 $   342,105
                                 ===========  ===========   =========  ==========
Income per share
   of Common Stock
  Primary                      $      0.283  $     0.247   $    0.086 $     0.077
                                 ===========  ==========    =========  ==========

  Fully Diluted                $      0.283  $     0.246   $    0.086 $     0.077
                                 ===========  ==========    =========  ==========

   * State and local taxes previously included in administrative costs have been reclassified to income tax expense.

      See accompanying notes to the consolidated financial statements and accountants' review report.

                                              CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                              9 MONTHS ENDED MAY 31, 1995 AND 1994

                                                                        Cummulative
                           Common Stock          Additional               Effect of       Total
                           Shares                 Paid-In     Retained      Currency     Shareholders
                           Issued      Amount     Capital      Earnings    Translation      Equity
Balance @ Aug. 31, 1993  4,258,348  $  425,835  $ 2,408,313  $ 4,422,573  $    (85,458) $   7,171,263

Curr. translation adjmt.                                                       (45,679)       (45,679)
Net Income for 9 months                                        1,097,720                    1,097,720
Dividends paid in cash
  $.06 a share on
   common stock                                                (255,501)                    (255,501)
                         ----------   --------   ----------   ----------   -----------   ------------
Balance @ May 31, 1994   4,258,348     425,835    2,408,313    5,264,792      (131,137)     7,967,803

Curr. translation adjmt.                                                        14,208         14,208
Exer.of stock options      104,500      10,450      147,345                                   157,795
Net income for 3 months                                          510,901                      510,901
                         ----------   --------   ----------   ----------   -----------   ------------
Balance @ Aug. 31, 1994  4,362,848     436,285    2,555,658    5,775,693      (116,929)     8,650,707

Curr. translation adjmt.                                                         3,227          3,227
Exercise of stock options   97,000       9,700      122,250                                   131,950
Net income for 9 months                                        1,301,502                    1,301,502
Dividends paid in cash
  $.08 a share on
   common stock                                                 (350,628)                    (350,628)
                         ----------   --------   ----------   ----------   -----------   ------------
Balance @ May 31, 1995   4,459,848  $  445,985  $ 2,677,908  $ 6,726,567  $   (113,702)     9,736,758
                         ==========   ========   ==========   ==========   ===========   ============

                         See accompanying notes to the consolidated financial statements and accountants' review report.

                               CHASE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                         Nine Months Ended
                                                         May 31         May 31
                                                           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                       $   1,301,502  $   1,097,720
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Depreciation                                        625,668        572,944
    Amortization                                         77,707          7,654
    (G)/L on sale of fixed asset                              0        (95,739)
    Provision for losses on accts. receivable            37,608         72,467
  Change in assets and liabilities
    Trade receivables                                (1,192,303)    (1,175,445)
    Inventories                                      (1,032,711)      (499,236)
    Prepd. expenses & other curr. assets               (115,043)      (117,775)
    Accounts payable                                    829,090       (389,026)
    Accrued expenses                                   (269,302)       156,457
    Federal income taxes payable                       (132,700)       143,808
    Deferred federal taxes                               32,030              0
    Deferred compensation                              (247,065)      (219,498)
    Other assets                                          4,027          7,935
                                                    ------------   ------------
                               TOTAL ADJUSTMENTS     (1,382,994)    (1,535,454)
                        NET CASH FROM OPERATIONS        (81,492)      (437,734)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (275,810)      (276,630)
  Proceeds of equipment sale                                  0            550
  Purchase of cash surrender value                     (240,311)      (176,402)
  Mortgage payments received                                  0          1,461
  Proceeds from note receivable                          98,120         86,944
  Cum. effect of currency translation                     3,227        (45,679)
                                                    ------------   ------------
                                                       (414,774)      (409,756)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                          4,350,000      6,441,000
  Payments of principal on debt                      (3,833,657)    (5,286,991)
  Net borrowing under line-of-credit                     14,592         66,760
  Dividend paid                                        (350,628)      (255,501)
  Cash received on option exercise                      131,950
                                                    ------------   ------------
                                                        312,257        965,268
                              NET CHANGE IN CASH       (184,009)       117,778
CASH AT BEGINNING OF PERIOD                             211,041         37,146
                                                    ------------   ------------
CASH AT END OF PERIOD                             $      27,032        154,924
                                                    ============ $ ============
CASH PAID DURING PERIOD FOR:
  Income taxes                                    $     580,147  $     351,118
  Interest                                        $     252,519  $     140,491


    See accompanying notes to the consolidated financial statements and accountants' review report.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Chase Corporation
Braintree, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiary as of May 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of nine months ended May 31, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiary as of August 31, 1994, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 2, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/Livingston & Haynes, P.C.

Wellesley Hills, Massachusetts
July 7, 1995

CHASE CORPORATION              SECURITIES AND EXCHANGE COMMISSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

July 12, 1995


Note A - Basis of Presentation

 The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and all adjustments (consisting of nonrecurring accruals) have been made which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods reported. The financial statements of Chase Corporation include the activities of its divisions and its foreign sales subsidiary.

Note B - Inventories

 Certain divisions used estimated gross profit rates to determine the cost of goods sold. No significant adjustments have resulted from reconciling with the interim physical inventories as a result of using this method.

Note C - Income per Share of Common Stock

 Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares and share equivalents outstanding used in determining primary and fully diluted per share results was 4,606,323 for the period of three months ended May 31, 1995. Common share equivalents arise from the issuance of certain stock options.

Note D - Change in Common Stock

 On October 24, 1994, the president of the corporation exercised an option to purchase 20,000 shares of common stock. In January 1995, two former directors of the corporation exercised their options to purchase 77,000 shares of common stock. Effectively, these transactions increased the number of shares issued and outstanding to the amount of 4,459,848.

Note E - Review by Independent Public Accountant

 The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures such review no adjustments or additional disclosures were recommended.


Letter from the independent public accountant is included as a part of this report.

CHASE CORPORATION              SECURITIES AND EXCHANGE COMMISSION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


Results of Operations
 Net revenues increased 15% for the nine months ended May 31, 1995 versus the same period last year. Third quarter revenues were up 23% when compared to the similar period last year. These increases are primarily due to the May 1994 product line acquisition from Haartz-Mason, Inc. and improved sales within our power cable tape markets.

 The increase in the cost of products sold for the third quarter and nine months of the current year over the same period last year is largely volume related. As a percent of sales, during the period to date there has been an increase of about 1.6% largely the result of increased raw material costs that were somewhat offset by the absorptions of certain fixed manufacturing costs resulting from higher sales. Competitive pressures prevent the Company from recovering all of its increased product costs from customers through higher selling prices.

 Selling and administrative expenses during the current year were higher than the prior year as a result of increased sales but as a percent sales decreased by 1.7%.

 The bad debt expense last year was higher as a result of losses on certain accounts that had been previously affected by a difficult economic environment. It is currently anticipated that fiscal 1995 will reflect historic levels of bad debts.

 Interest expense increased during the comparable periods over the prior year due to increased borrowing required to fund capital expenditures and certain product line acquisitions. This increased borrowing is also at increased rates of interest, the result of the higher bank base lending rates.

 The sales increase during the quarter and period to date was the primary reason for the increase to income before taxes and net income. During fiscal 1994, gains of $96,000 and $56,000 to income before taxes and net income were related to the sale of assets during the second quarter of the Company results.

 The effective tax rate when compared to the applicable tax rate for 1995 is lower because of increased export sales through our Chase Export Corporation subsidiary and the tax benefits received from the exercise of certain non-qualified stock options.

Liquidity and Sources of Capital

 The ratio of current assets to current liabilities was 1.8 at the end of the third quarter of 1995, compared to 1.6 at the prior year end. The improved ratio is largely the result of increased sales and the accounts receivable and inventory associated with the higher level of sales.

 Long-term debt increased by about $400,000 from the prior year end primarily because of cash required to finance the additional receivables and inventory associated with increased sales.

 The Company had $2,640,000 in unused available credit at May 31, 1995 under its credit arrangement with its bank and plans to continue to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
  (A)  Exhibits

  Reg. S-K
  Item 601
                                                    Page
Subsection       Description of Exhibit   Status    Number
       Pursuant to reg. S-K item 601 no
        exhibits are required.





  (B)  Reports on Form 8-K
       No 8-K reports were filed during the three months ended
       May 31, 1995.

       No financial statements were filed during the three months ended May 31, 1995.




                           Pursuant to the requirements of the
                           Securities Exchange Act of 1934, the
                           registrant has duly caused this
                           report to be signed on its behalf by
                           the undersigned thereunto duly
                           authorized.

                                CHASE CORPORATION



                                Peter R.Chase, President & CEO





Dated:    July 13, 1995