Form 10-Q/A
period 1995-05-31
CHASE CORP
filed 1995-07-14
CIK 830524

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

                               CHASE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                         Nine Months Ended
                                                         May 31         May 31
                                                           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                       $   1,301,502  $   1,097,720
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Depreciation                                        625,668        572,944
    Amortization                                         77,707          7,654
    (G)/L on sale of fixed asset                              0        (95,739)
    Provision for losses on accts. receivable            37,608         72,467
  Change in assets and liabilities
    Trade receivables                                (1,192,303)    (1,175,445)
    Inventories                                      (1,032,711)      (499,236)
    Prepd. expenses & other curr. assets               (115,043)      (117,775)
    Accounts payable                                    829,090       (389,026)
    Accrued expenses                                   (269,302)       156,457
    Federal income taxes payable                       (132,700)       143,808
    Deferred federal taxes                               32,030              0
    Deferred compensation                              (247,065)      (219,498)
    Other assets                                          4,027          7,935
                                                    ------------   ------------
                               TOTAL ADJUSTMENTS     (1,382,994)    (1,535,454)
                        NET CASH FROM OPERATIONS        (81,492)      (437,734)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (275,810)      (276,630)
  Proceeds of equipment sale                                  0            550
  Purchase of cash surrender value                     (240,311)      (176,402)
  Mortgage payments received                                  0          1,461
  Proceeds from note receivable                          98,120         86,944
  Cum. effect of currency translation                     3,227        (45,679)
                                                    ------------   ------------
                                                       (414,774)      (409,756)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                          4,350,000      6,441,000
  Payments of principal on debt                      (3,833,657)    (5,286,991)
  Net borrowing under line-of-credit                     14,592         66,760
  Dividend paid                                        (350,628)      (255,501)
  Cash received on option exercise                      131,950
                                                    ------------   ------------
                                                        312,257        965,268
                              NET CHANGE IN CASH       (184,009)       117,778
CASH AT BEGINNING OF PERIOD                             211,041         37,146
                                                    ------------   ------------
CASH AT END OF PERIOD                             $      27,032        154,924
                                                    ============ $ ============
CASH PAID DURING PERIOD FOR:
  Income taxes                                    $     580,147  $     351,118
  Interest                                        $     252,519  $     140,491


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