Form 10-K
period 1995-08-31
CHASE CORP
filed 1995-11-28
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended August 31, 1995    Commission File Number: 1-9852

                               CHASE CORPORATION
             (Exact name of registrant as specified in its charter)

Massachusetts                                          11-1797126
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation of organization)               Identification No.)

     50 Braintree Hill Park, Braintree, Massachusetts       02184
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (617) 848-2810

          Securities registered pursuant to section 12(b) of the Act:

Common Stock, $.10 par value                 American Stock Exchange
(Title of class)                             Boston Stock Exchange
                                  Name of each exchange on which registered

          Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [ x ]

As of October 31, 1995, the Company had outstanding 3,572,155 shares of common stock, $.10 par value, which is its only class of common stock; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,968,000.

                       DOCUMENT INCORPORATED BY REFERENCE

The registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on January 16, 1996, is incorporated by this reference into items 10-13 hereof.


Item 1.   Business.

General Development and Industry Segment.
     Chase Corporation (the "Company") is primarily engaged in the manufacture of protective coatings and tape products. The Company implemented a strategy of focusing its direction towards its core businesses which resulted in the divesting of its elastomeric materials division and the discontinuance of the fuel technology products and services division during fiscal 1991. During 1992, a facility that manufactures tape and related products in Webster, Massachusetts became operational. In April 1992, the Company acquired certain tape product lines and associated assets for cash from The Stewart Group, Ltd. This division, Chase Canada, maintains manufacturing operations in Winnipeg, Manitoba, Canada. Effective May 25, 1994, the Company purchased the electrical cable insulation tape product lines and certain associated assets from Haartz Mason, Inc. and these products were folded into the Chase & Sons division. On June 5, 1995, the Company formed a joint venture with the Stewart Group, Ltd. The new venture is called The Stewart Group, Inc. and is located in Markham, Ontario, Canada. The Company owns 25% of the new venture which will produce a variety of dielectric strength members from composite materials and sold into the fiber optic cable market. On June 29, 1995, certain assets of Fluid Polymers, Inc. of Las Vegas, Nevada were acquired and have been relocated to the Royston facility. Fluid Polymers, Inc. provided solventless sealants, adhesives, coatings and dielectric materials for various uses. There have not been any other material changes or developments since September 1, 1995.

     As of October 31, 1995, the Company employed approximately 140 people.

Products and Markets.
     The Company's principal products are protective coatings and tape products that are sold by Company salespeople and manufacturer's representatives. These products consist of: (i)insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii)protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities, and pipeline companies; (iii)protectants for highway bridge deck metal surfaces sold to municipal transportation authorities; (iv)thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers; and
(v)moisture protective coatings that are sold to the electronics industry. There are no material seasonal aspects to the Company's business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets.

Backlog, Customers and Competition.
     As of October 31, 1995, the backlog of orders believed to be firm was approximately $1,409,000, all of which is expected to be filled in fiscal year 1996. As of October 31, 1994 the backlog was approximately $1,254,000. The backlog is not seasonal. The Company does not do business with any customer the loss of which would have a material adverse effect on the Company and no material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.

     Many companies manufacture or sell protective coatings and tape products similar to those of the Company, some of which companies are larger and have greater financial resources than the Company. Competition is principally based on technical performance, service reliability, quality and price.

Raw Materials.
     The Company obtains raw materials from a wide variety of suppliers with alternative sources of all essential materials available within reasonable lead time.

Patents, Trademarks, Licenses, Franchises and Concessions.
     Other than HumiSeal , a trademark for moisture protective coatings sold to the electronics industry, and Chase BLH2OCK , a trademark for water blocking compound sold to the wire and cable industry, there are no material trademarks, licenses, franchises, or concessions. The Company holds various patents, but believes that at this time they are not material to the success of the business.

Working Capital and Research and Development.
     There are no special practices followed by the Company relating to working capital. Approximately $511,000, $594,000 and $471,000 was spent for Company-sponsored research and development during the fiscal years 1995, 1994 and 1993, respectively.

Environmental Disclosures.
     The Company is aware of potential claims concerning a site in Bruin, Pennsylvania where an affiliate of the Company had sponsored research into experimental oil and coal-based fuels in the early 1980's. In August 1991, a spill of the affiliate's stored material occurred at the Bruin site, apparently due to vandalism of the storage tanks. Upon learning of the spill, the Company provided notice of the release to appropriate authorities and undertook to remedy the spill. The remedy was completed in October 1992 under plans approved by the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP"). The Company believes that this work terminated its liabilities for the spill, but Pennsylvania DEP has not provided a final release.

     The Bruin site had been used for many years for a variety of oil refining operations by unrelated parties. The site has significant contamination from those unrelated activities. Since the spill of the material remedied by the Company, the U.S. Environmental Protection Agency has conducted an investigation of the site, conducted emergency cleanup activities at the site focused on materials other than the affiliate's material and spill, and turned responsibility for the site back to Pennsylvania DEP. To date, EPA has not made any claim against the Company.

     During 1993 to 1995, Pennsylvania DEP has conducted an investigation of the site, has completed a surface cleanup, and has proposed a permanent remedy. Pennsylvania DEP has notified the Company that it may be a person responsible under Pennsylvania law to contribute to the costs of those activities. During 1995, Pennsylvania DEP suggested that the Company contribute an amount toward the costs of the investigation and the surface cleanup in an attempt to settle with the Company. While the amount was not deemed material, the Company still believes that the work previously performed to remedy the spill terminated its liabilities and therefore declined the proposal. Pennsylvania DEP has not presented a claim against the Company with respect to the permanent remedy.

     The Company remains in communication with Pennsylvania DEP, and expects that it will eventually determine that the Company resolved any potential liability at the site by its response to the 1991 spill.

     See also Legal Proceedings Caption.


Financial Information about Foreign and Domestic Operations and Export
Sales.
     Export sales from continuing domestic operations to unaffiliated third parties were $2,764,000, $2,486,000 and $2,154,000 for the years ended
August 31, 1995, 1994 and 1993, respectively. The Company does not anticipate any material change to export sales during fiscal 1996. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues. The Company's Canadian operations accounted for 7.1% of consolidated sales and 9.2% of its assets.

     The Company has very limited currency exposure since all invoices, except those from the Canadian operation to Canadian customers, are denominated in US dollars. The Company maintains minimal cash balances in Canada and, other than the currency conversion effects on the fixed assets in Canada, which are deferred and recorded directly in equity per FAS52, there are no significant assets held in foreign currencies. The Company does not engage in hedging activities. Foreign currency transaction gains or losses have not been material.


Item 1A.  Executive Officers of the Registrant.

     The following table sets forth information concerning the Company's executive officers. Each officer is selected by the Company's Board of Directors and holds office until his successor is elected and qualified.

     Name           Age  Offices Held and Business Experience during Past
                         Five Years.
Peter R. Chase       47  Chief Executive Officer of the Company since
                         September 1993 and President of the Company since
                         April 1992; Chief Operating Officer of the Company since September 1988.


Everett Chadwick,Jr. 54  Treasurer of the Company since September 1993 and
                         Chief Financial Officer since September 1992; Director of Finance of the Company from April 1991 to August 1993 and Controller of the Company from September 1988 to August 1993.

Item 2.   Properties.

     The Company leases its principal executive office, which is located in Braintree, Massachusetts and contains approximately 4,300 square feet. The Company also rents a modern one-story building of approximately 5,000 square feet in Woodside, New York, which is used by the conformal coatings division.

     A division of the Company engaged in the manufacture and sale of electrical protective coatings and tape products uses offices and plants owned by the Company that are located on seven acres in Randolph, Massachusetts and consist of a three-story building containing about 10,500 square feet and ten one-story buildings, aggregating about 67,000 square feet. This division also currently leases about 25,000 square feet of manufacturing space in a new building in Webster, Massachusetts. This plant manufactures tape and related products for the electronic, telecommunication and high technology industries.

     Another division of the Company uses offices and a plant, owned by the Company, that are located on three acres in Pittsburgh, Pennsylvania and consist of thirteen buildings, three of which are used for offices, one of which is rented as a residence and the rest of which are used as manufacturing and warehouse facilities. These facilities, excluding the residence, contain about 44,000 square feet and are used in the manufacture and sale of protective coatings and tape products.

     The Canadian division of the Company is engaged in the process of laminating and slitting film, foils and papers for the wire and cable industry. This division leases about 14,000 square feet of manufacturing space in a modern building in Winnipeg, Manitoba, Canada.

     The Company owns several one and two-story buildings, aggregating approximately 200,000 square feet on 20 acres of land in Holbrook, Massachusetts. This facility is currently under lease as the result of the sale of the elastomeric materials division.

     The above facilities range in age from new to about 100 years. They generally are in good condition and, in the opinion of management, adequate and suitable for present operations. The Company also owns equipment and machinery that is in good repair and, in the opinion of management, adequate and suitable for present operations. The Company could significantly add to its capacity by increasing shift operations. Availability of machine hours through additional shifts would provide expansion of current product volume without significant additional capital investment.


Item 3.   Legal Proceedings.

     The Company has been named as a third party defendant in eighteen personal injury lawsuits filed in state court in Jackson County, Mississippi. These lawsuits, each of which has multiple plaintiffs and defendants, arose out of alleged asbestos exposure by the plaintiffs as a result of their work at the Ingalls Shipyard. The Company was sued as a third-party defendant by USX Corporation, General Cable Corporation and G.K. Technologies, Inc., each of whom is a primary defendant in these actions. USX, General Cable and G.K. are alleged to have supplied wire and cable products containing asbestos to the shipyard. The third-party complaints allege that tape products containing asbestos were manufactured by the Company, sold to USX, General Cable and G.K., and then incorporated in their wire and cable products sold for use in the ships. USX, General Cable and G.K. are seeking indemnification from the Company for damages that may be assessed against them and expenses including legal fees.

     The third-party claims against the Company, along with all other third-party and crossclaims, were severed from the trial of the primary actions. USX, General Cable and G.K. were each dismissed by the plaintiffs prior to the commencement of trial of nine of the primary actions, which took place in the summer of 1993. It is not known how much, if anything, each paid to settle these claims. To date, no effort has been made by USX, General Cable or G.K. to pursue the third-party claims against the Company arising out of the resolution of any of the cases tried in the summer of 1993. Some of the remaining primary actions remain pending, but it is not now known when those cases will be tried, whether the plaintiffs will proceed against any of the wire and cable manufacturers, including USX, General Cable or G.K., and whether any of these defendants will, in turn, pursue their claims against the Company.

     The Company's liability insurer has assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed.

     In July 1994, the Company received a notice letter from General Cable and G.K. that they have been sued in fourteen additional asbestos personal injury lawsuits, ten of which are pending in Mississippi, two in Pennsylvania and two in Texas. Each of these cases involves multiple plaintiffs and defendants. This notice letter is an effort to bind the Company to the factual determination made in these cases, if General Cable or G.K. brings an action against the Company for indemnification arising out of these cases.
No such action for indemnification has yet been brought and the Company is not now a party in any of these fourteen additional cases. The Company's liability insurer has been informed that the Company has been notified of these potential claims.

     The Company is investigating the defenses available to it in connection with all these matters and its rights against its supplier. Although the Company cannot predict the outcome of these claims, management believes it will not have any material financial impact on the Company.

     See also Environmental Disclosures Caption.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's last fiscal year.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

     The Company's common stock is traded on the American Stock Exchange and also the Boston Stock Exchange (symbol CCF). The approximate number of record holders of the Company's common stock on October 31, 1995 was 960.

     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:

              Year ended August 31, 1995     Year ended August 31, 1994
                         Sales Price              Sales Price
Quarter Ended            High    Low           High        Low
November 30             3 13/16  2 7/8        1 13/16   1 9/16

February 28             4 1/8    3 1/2        3 1/2     1 9/16

May 31                  3 9/16   3 1/4        3 1/4     2 1/4

August 31               4 3/4    3 1/8        3 1/8     2 1/2

     The Company paid cash dividends of ten cents ($0.10) per share on November 30, 1995 and eight cents ($0.08) per share on November 30, 1994 to shareholders of record of the Company's common stock on October 31, 1995 and October 31, 1994, respectively.

Item 6.  Selected Financial Data.

                              1995      1994          1993         1992         1991*
Net Sales and other       $32,734,893  $28,654,421   $25,894,603    $23,124,157 $21,672,678
 operating revenues

Income from continuing      1,907,884    1,608,621     1,039,866      1,340,749   1,483,390
operations before
 extraordinary items

Equity in earnings             19,951          -             -            -            -
 of unconsolidated
 joint venture

Net (Loss) from
discontinued operations          -             -             -         (119,790)   (109,974)

Divestment Expenses              -             -             -            -        (157,061)

Income before cumulative    1,927,835    1,608,621     1,039,866      1,220,959   1,216,355
 effect of accounting
 change

Cumulative effect of             -           -              -            6,164         -
 change in method of
 accounting for income
 taxes

Net Income                  1,927,835     1,608,621     1,039,866    1,227,123   1,216,355

Total Assets               20,002,586    18,134,618    14,747,462   14,651,492  11,737,210

Long-term debt and          6,464,260     2,897,976     1,772,080    1,150,000     370,000
 capital leases

Per Common Share:

Income from continuing         .42          .35           .24          .31          .35
 operations fully diluted**

Cash dividends***              .10          .08           .06          .05          .05

     *The financial data has been restated to reflect the sale of the elastomeric materials division and the discontinuance of the Fuel Technology division.
     **Restated to give retroactive effect to the ten percent stock dividend paid on June 1, 1990 to shareholders of record as of May 1, 1990.
    ***Single annual payments declared and paid subsequent to fiscal year end.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

               SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                          STATEMENTS OF OPERATIONS

                                       Years Ended August 31,

                                           1995        1994        1993
                                             (Dollars in thousands)
Net revenue..............................$32,735     $28,654     $25,894

Net Income...............................$ 1,928     $ 1,609     $ 1,040

Increase in net revenue from previous
               year..................

     Amount............................ $  4,081    $  2,760     $ 2,770

     Percentage........................       14%         11 %        12%

Increase(Decrease) in net income from
               previous year.........   $    319    $    569     $  (301)


Percentage of net revenue:

     Net revenue.......................  100.0%       100.0%      100.0%

     Expenses:

          Cost of Sales...............    67.1         65.3        67.6

          Selling, general and
             aministrative expenses...    22.3         24.1        25.2

          Other expenses..............     1.2          1.2          .6

     Income before income taxes........    9.4          9.4         6.6

     Provision for income taxes........    3.5          3.8         2.6

     Net Income........................    5.9%         5.6%        4.0%


 Results of Operations.
     The Company's net sales for the year ended August 31, 1995 were $32.3 million, up from $28.1 million during fiscal year 1994 and $25.5 million for fiscal 1993.

     During the current fiscal year vs 1994, the Company's improved sales were attributable largely to the Chase & Sons and Humiseal divisions.
While the Chase & Sons traditional wire and cable markets slowly continue to decline, sales increased as a result of the Haartz Mason product line acquisition. This division also continued to increase its market share of shielding tapes used in electronic data cables and continued to improve the sales of Megolon , a product sold through a distributorship agreement with Lindsay & Williams, Ltd. Humiseal Division sales have increased due to both improved market penetration and growing demand for conformal coatings in non-defense applications. While the Canadian market remains very soft, Chase Canada's sales increased primarily due to a new product line acquisition and a more aggressive strategy that improved market share.

     The sales increase during fiscal 1994, as compared to 1993 was largely the result of an improved economy and its effect on the construction industry that benefited both the Chase & Sons and Royston divisions. Chase & Sons also received the benefit of the first full year of Megolon sales along with an increase in sales of CHASE BLH2OCK , also a recently introduced product. This improvement was somewhat offset by the sluggish wire and cable market in Canada.

     The cost of products was higher in fiscal 1995 compared to both 1994 and 1993. To a large extent, these increases were volume related. As a percent of sales, cost of products increased to 67.8% in 1995 from 66.7% in 1994, a decrease from 1993 which was 68.8%. While overall manufacturing expenses decreased and direct labor remained the same, raw material increases negated the savings to manufacturing overhead. The Company's markets are largely mature and some are highly competitive, resulting in low margins. Competitive pressures prevent the recovery of all raw material price increases from customers. Fiscal 1994 vs 1993 costs were lower as a more favorable product mix enabled the Company to offset raw material increases.

     Selling and administrative expenses in 1995 increased by $384,000 and $755,000 when compared to 1994 and 1993, respectively. However, as a percent of sales, 1995 was 2.0% and 3.1% lower than the prior two respective years. A large portion of the increase relates to higher selling expenses associated with increased sales.

     Bad debt expense for 1995 and 1993 was considerably lower and more normal when compared to 1994. Fiscal 1994 provided for write-offs and reserves established on certain accounts affected during a previously difficult economic environment.

     Interest expense increased to $396,000 in 1995 from $232,000 in 1994. Reasons for the increase are higher interest rates this year versus last year, increased bank debt to make certain product line acquisitions and to acquire 25% ownership of The Stewart Group, Inc., the cost of carrying higher inventories of selected items and the costs associated with increased sales volume. During July 1995, the Company incurred an additional obligation associated with the repurchase of shares and the buy out of a Consulting and Non-Compete Agreement with a retired officer of the Company. Interest expense in 1994 was higher than fiscal 1993 due to funding needed for capital expenditures, product line acquisitions and increased volume operational requirements. Some interest expense is offset by interest income earned from the note receivable acquired as a result of the elastomeric material division sale. The Company continues to benefit from low borrowing rates from its lender providing funds at it's bank's prime rate or a LIBOR-based rate, whichever is lower.


     The continued solid operating performance over the past few years has been a result of management's ability to respond quickly and effectively to business issues and new opportunities while employing tight cost containment policies where required. Management will continue this consistent approach as it looks for methods to overcome the inability to increase pricing to levels necessary to cover all increased costs.

     The federal tax rates for the fiscal years 1995, 1994 and 1993 are slightly lower when compared to the applicable rates because of export sales through the Chase Export Corporation subsidiary.

Liquidity and Sources of Capital.
     Cash flow generated from operations was $157,000 in 1995 as compared to $2,822,000 in 1994. The primary reasons for the reduction relate to increased inventory levels required to reduce the exposure of certain price increases and projected shortages, an increase in trade receivables associated with an increased sales level during the final two months of the year of about 20% when compared to last year and cash associated with the early buy out of the Consulting and Non-Compete Agreement referred to above.

     The ratio of current assets to current liabilities was 1.8 at the end of the current fiscal year, compared to 1.6 and 1.7 at the end of the 1994 and 1993 fiscal years.

     The unused available long-term credit amounted to $1,840,000 at August 1995, compared to $2,540,000 at August 1994. The Company has a long-term credit arrangement that provides up to a maximum amount of $5,000,000 and will utilize this means to help finance its interim needs in the coming year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

Impact of Inflation.
     Inflation has not had a significant long-term impact on earnings. In the event of significant inflation, the Company's efforts to cover cost increases would be hampered as a result of the competitive nature of the products.

Item 8.  Financial Statements and Supplementary Data.
     Financial statements and supplementary financial information required to be filed hereunder may be located through the List of Financial Statements and Schedules attached to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
     Not applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

     Information with respect to the names, ages, positions with the Company, terms of office, periods of service, business experience, and other directorships of the Company's Directors and Executive Officers is incorporated herein by reference to Item 1A of the report and to the Definitive Proxy Statement (under the caption "Election of Directors").


Item 11.  Executive Compensation.

     The information required in Item 11 is contained in the Definitive Proxy Statement (under the caption "Executive Compensation"). Such information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding the ownership of the Company's common stock by certain beneficial owners and by management is incorporated herein by reference to the Definitive Proxy Statement under the captions "Principal Holders of Voting Securities" and "Election of Directors."


Item 13.  Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions with the Company's Directors and Executive Officers is incorporated herein by reference to the Definitive Proxy Statement under the captions "Election of Directors" and "Remuneration of Directors and Executive Officers."


                                    PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     See the List of Financial Statements and Schedules included in this report for a list of the financial statements and schedules included with this report and see the Exhibit Index included in this report for a list of the exhibits required to be filed with this report. The Company filed a current report on Form 8-K dated July 18, 1995 reporting the Stock Redemption Agreement between the Company and Francis M. Chase. Copies of any of the exhibits are available to beneficial shareholders as of the record date (December 1, 1995) without charge upon written request to the Investor Relations Department, Chase Corporation, 50 Braintree Hill Park, Braintree, Massachusetts 02184.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE CORPORATION                                         Date



By /s/ Peter R. Chase         President and               November 21, 1995
     Peter R. Chase           Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   Capacity                 Date

By /s/ Peter R. Chase         President, Chief            November 21, 1995
     Peter R. Chase           Executive Officer and
                              Director (Principal
                              Executive Officer)



By /s/ Everett Chadwick, Jr.  Treasurer and Chief         November 21, 1995
     Everett Chadwick, Jr.    Financial Officer
                              (Principal Financial
                              and Accounting Officer)



By /s/ Edward L. Chase        Director                    November 21, 1995
     Edward L. Chase



By /s/  William H. Dykstra    Director                    November 21, 1995
     William H. Dykstra



By /s/  George M. Hughes      Director                    November 21, 1995
     George M. Hughes



By /s/  Ronald Levy           Director                    November 21, 1995
     Ronald Levy



By/s/Ernest E. Siegfriedt,Jr. Director                    November 21, 1995
     Ernest E. Siegfriedt, Jr.

EXHIBIT INDEX

Exhibit
Number                             Description

 3.1 Articles of Organization (incorporated by reference from Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

 3.2 By-Laws (incorporated by reference from Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

 3.3 Amendment to By-Laws (adding Article IV, Section 7) (incorporated by reference from Exhibit 3.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)

10.1 Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Edward L. Chase (incorporated by reference from Exhibit 10.1 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)

10.2 Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Francis M. Chase (incorporated by reference from Exhibit 10.2 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)

10.3 Edward L. Chase Consulting and Non-Compete Agreement (incorporated by reference from Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1986)

10.4 Francis M. Chase Consulting and Non-Compete Agreement (incorporated by reference from Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1986)

10.5 Nikit Ordjanian Consulting and Non-Compete Agreement (incorporated by reference from Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1986)

10.6 Edward L. Chase Retirement and Succession Agreement (incorporated by reference from Exhibit 10.6 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

10.7 Francis M. Chase Retirement and Succession Agreement (incorporated by reference from Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

10.8 Voting Agreement by and among the Company, Edward L. Chase, and Francis M. Chase (incorporated by reference from Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

10.9 Edward L. Chase Right of First Refusal (incorporated by reference from
     Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

10.10 Francis M. Chase Right of First Refusal (incorporated by reference from Exhibit 10.10 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

10.11 Purchase and Sale Agreement dated October 26, 1990 by and between the Company and Avon Custom Mixing Service, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 26, 1990)

10.12 Equipment Lease dated October 26, 1990 by and between the Company and Avon Custom Mixing Service, Inc. (incorporated by reference from
     Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 26, 1990)

10.13 Real Estate Lease dated October 26, 1990 by and between the Company and Avon Custom Mixing Service, Inc. (incorporated by reference from
     Exhibit 2.1 to the Company Current Report on Form 8-K dated October
     26, 1990)

10.14 Amendment dated August 7, 1990 to Edward L. Chase Retirement and Succession Agreement (incorporated by reference from Exhibit 10.14 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)

10.15 Amendment dated August 7, 1990 to Francis M. Chase Retirement and Succession Agreement (incorporated by reference from Exhibit 10.15 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)

10.16 Amendment dated August 7, 1990 to Voting Agreement by and among the Company, Edward L. Chase, Francis M. Chase (incorporated by reference from Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)

10.17 Amendment dated April 30, 1992 to Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Edward L. Chase (incorporated by reference from Exhibit 10.17 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)

10.18 Amendment dated April 30, 1992 to Split Dollar Insurance Agreement dated November 10, 1987 by and between the Company and Edward L. Chase and Claire Chase (incorporated by reference from Exhibit 10.18 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)

10.19 Amendment dated April 30, 1992 to Edward L. Chase Consulting and Non-Compete Agreement dated January 17, 1986 (incorporated by reference from Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)

10.20 Amendment dated August 31, 1992 to Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Francis M. Chase (incorporated by reference from Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)

10.21 Amendment dated August 31, 1992 to Split Dollar Insurance Agreement dated November 10, 1987 by and between the Company and Francis M. Chase and Barbara Chase (incorporated by reference from Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)



10.22 Amendment dated April 30, 1992 to Francis M. Chase Consulting and Non-Compete Agreement dated January 17, 1986 (incorporated by reference from Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)

10.23 Stock Redemption Agreement dated July 18, 1995 by and between the Company and Francis M. Chase (incorporated by reference from Exhibit
     99.1 to the Company's Current Report on Form 8-K dated July 18, 1995)

10.24 Amendment dated July 18, 1995 terminating the Consulting and Non-Compete Agreement by and between the Company and Francis M. Chase.

22 Subsidiaries of the Company (incorporated by reference from Exhibit 22 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1989)





                   List of Financial Statements and Schedules

Report of Independent Certified Public Accountants................... Fi

Consolidated Balance Sheets as of August 31, 1995 and
     August 31, 1994................................................. F1-2

Consolidated Statements of Operations for each of the three
     fiscal years in the period ended August 31, 1995................ F3

Consolidated Statements of Shareholders' Equity for each of
     the three fiscal years in the period ended August 31, 1995...... F4

Consolidated Statements of Cash Flows for each of the three
     fiscal years in the period ended August 31, 1995................ F5

Notes to Consolidated Financial Statements........................... F6-20

     Schedules:

         VIII- Valuation and Qualifying Accounts and Reserves.......  F21





























                      CHASE CORPORATION AND SUBSIDIARY
                          BRAINTREE, MASSACHUSETTS
     CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT
                          AUGUST 31, 1995 AND 1994





















































INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Chase Corporation
Braintree, Massachusetts


     We have audited the consolidated balance sheets of Chase Corporation and subsidiary as of August 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three year period ended August 31, 1995 and the schedule VIII, Valuation and Qualifying Accounts and Reserves. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Corporation and subsidiary at August 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each year in the three year period ended August 31, 1995, in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.




Wellesley Hills, Massachusetts
November 9, 1995
                                     -Fi-

                       CHASE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                           AUGUST 31, 1995 AND 1994



                                    ASSETS

                                                     1995            1994

CURRENT ASSETS
  Cash                                            $   108,587     $   211,041
  Trade receivables, less allowance for doubtful
    accounts of $95,500 and $100,500, at August 31,
    1995 and 1994, respectively                     5,808,641       4,341,944
  Inventories:
    Finished and in process                         1,647,181       1,632,759
    Raw materials                                   3,145,151       2,159,124
                                                    4,792,332       3,791,883

  Prepaid expenses                                    302,191          68,976
  Other current assets                                100,583         116,681
  Note receivable from related parties,
    current portion                                   207,166         131,154
  Deferred income taxes                               179,886         268,200

                            TOTAL CURRENT ASSETS   11,499,386       8,929,879

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                               384,490         367,745
  Buildings                                         2,455,077       2,388,447
  Machinery and equipment                           9,568,270       8,195,659
  Construction in progress                             44,346         898,127
                                                   12,452,183      11,849,978
  Less allowances for depreciation                  7,733,414       6,991,545
                                                    4,718,769       4,858,433

OTHER ASSETS
  Excess of cost over net assets of acquired
    businesses, less amortization                      85,337          90,595
  Patents, agreements and trademarks, less
    amortization                                    1,335,822       1,434,316
  Cash surrender value of life insurance, net of
    loans of $158,049 and $171,675 at August 31,
    1995 and 1994, respectively                     1,397,822       2,226,193
  Deferred income taxes                                58,205         221,354
  Note receivable from related parties                517,975         362,821
  Investment in joint venture                         382,270            -
  Other                                                 7,000          11,027
                                                    3,784,431       4,346,306

                                                  $20,002,586     $18,134,618
                                                  ===========     ===========

        See accompanying notes to the consolidated financial statements.

                                     - F1 -






                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     1995            1994
CURRENT LIABILITIES
  Accounts payable                                $ 2,911,293     $ 2,164,553
  Note payable to bank                                 81,851            -
  Accrued payroll and other compensation              803,642         708,405
  Accrued pension expense - current                   384,556         760,200
  Other accrued expenses                              831,418         678,308
  Federal taxes payable                               (42,510)       159,606
  Deferred compensation                               302,216         502,216
  Current portion of long-term debt                 1,208,726         554,896

                      TOTAL CURRENT LIABILITIES     6,481,192       5,528,184

LONG-TERM DEBT, less current portion                6,464,260       2,897,976

DEFERRED COMPENSATION                                 367,950       1,057,751

ACCRUED PENSION EXPENSE                               284,832            -

COMMITMENTS (See Note G)                                 -          -

CONTINGENCIES (See Note M)                               -          -

SHAREHOLDERS' EQUITY
  First Serial Preferred Stock,
    par value $1.00 a share:
      Authorized 100,000 shares; none issued             -          -
  Common Stock, par value $.10 a share:
    Authorized 10,000,000 shares;
      issued and outstanding 4,459,848 and
      4,362,848 shares at August 31, 1995
      and 1994, respectively                          445,985         436,285
  Additional paid-in capital                        2,674,897       2,555,658
  Treasury Stock, 1,037,693 and 0 shares of
    Common Stock at August 31, 1995 and 1994,
    respectively                                   (3,990,400)           -
  Cumulative effect of currency translation           (79,030)      (116,929)
  Retained earnings                                 7,352,900       5,775,693
                                                    6,404,352       8,650,707



                                                  $20,002,586     $18,134,618
                                                  ===========     ===========


                                     - F2 -


                         CHASE CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995



                                            1995         1994           1993
Revenue:
  Sales                                  $32,332,541  $28,090,221    $25,458,187
  Commissions and other income               345,898      524,619        408,000
  Interest                                    56,454       39,581         28,416
                                          32,734,893   28,654,421     25,894,603

Costs and expenses:
  Costs of products and services sold     21,957,684   18,716,114     17,509,252
  Selling, general and administrative
    expenses                               7,274,612    6,890,894      6,519,564
  Bad debt expense                            23,815      126,568         18,777
  Interest expense                           396,020      223,321        139,747
                                          29,652,131   25,956,897     24,187,340

        INCOME FROM CONTINUING OPERATIONS
                      BEFORE INCOME TAXES  3,082,762    2,697,524      1,707,263

Income taxes                               1,174,878    1,088,903        667,397

                   INCOME FROM OPERATIONS  1,907,884    1,608,621      1,039,866

Equity in earnings of unconsolidated
  joint venture                               19,951       -                 -

                              NET INCOME $ 1,927,835  $ 1,608,621    $ 1,039,866
                                           =========   ==========    ===========


Income from operations
  per share of Common Stock
    Primary                                   $ .43       $ .36       $ .24
                                              =====       =====       =====
    Fully diluted                             $ .42       $ .35       $ .24
                                              =====       =====       =====


Net income per share of Common Stock
    Primary                                   $ .43       $ .36       $ .24
                                              =====       =====       =====
    Fully diluted                             $ .43       $ .35       $ .24
                                              =====       =====       =====




         See accompanying notes to the consolidated financial statements.

                                       - F3 -

                                      CHASE CORPORATION AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995

                                                                                        CUMULATIVE
                                       ADDITIONAL                                       EFFECT OF
                         COMMON STOCK      PAID-IN        TREASURY STOCK     RETAINED   CURRENCY     SHAREHOLDERS'
                       SHARES    AMOUNT    CAPITAL       SHARES     AMOUNT   EARNINGS   TRANSLATION    EQUITY
Balance at August 31,
  1992               4,258,348  $425,835  $2,408,313   -             -       $3,595,624  $  (4,497)   $6,425,275
Cash dividend paid,
  $0.05 per share         -       -         -          -             -         (212,917)       -        (212,917)
Currency translation
  adjustment              -       -         -          -             -            -        (80,961)      (80,961)
Net income                -       -         -          -             -        1,039,866        -       1,039,866

Balance at August 31,
  1993               4,258,348   425,835   2,408,313   -             -        4,422,573    (85,458)    7,171,263
Cash dividend paid,
  $0.06 per share         -        -         -         -             -         (255,501)      -         (255,501)
Currency translation
  adjustment              -        -         -         -             -            -        (31,471)      (31,471)
Exercise of stock option
   at $1.51 per share  104,500    10,450     147,345   -             -            -             -        157,795
Net income                -        -          -        -             -        1,608,621         -      1,608,621

Balance at August 31,
  1994               4,362,848   436,285   2,555,658   -             -        5,775,693   (116,929)    8,650,707
Cash dividend paid,
  $0.08 per share         -       -          -         -             -         (350,628)        -       (350,628)
Currency translation
  adjustment              -       -          -         -             -            -         37,899        37,899
Exercise of stock
 options                97,000     9,700     210,770   -             -            -             -        220,470
Purchase of Treasury
  Stock                   -       -          -         1,302,693  (5,009,431)     -             -     (5,009,431)
Sale of Treasury Stock    -       -          (91,531)   (265,000)  1,019,031      -             -        927,500
Net income                -       -           -         -            -        1,927,835         -      1,927,835

Balance at August 31,
  1995               4,459,848   $445,985 $2,674,897   1,037,693 $(3,990,400)$7,352,900  $ (79,030)   $6,404,352
                     =========   ========  =========   ========= ===========  ==========  =========    =========
                      See accompanying notes to the consolidated financial statements.









                                      - F4 -

                         CHASE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995

                                               1995       1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $1,927,835 $ 1,608,621       $1,039,866
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                             741,869     679,138          640,172
      Amortization                             104,027      31,971           10,683
      (Gain) loss on disposal of assets          -        (100,239)             393
      Increase (decrease) in provision
        for losses on trade receivables         (5,000)     25,500           -
      Deferred federal tax (credit)            251,463     122,000          109,908
      Change in assets and liabilities:
        Trade receivables                   (1,461,697)    178,310         (214,761)
        Inventories                         (1,000,449)     54,088          (46,317)
        Prepaid expenses                      (233,215)        862          (35,785)
        Other current assets                    16,098     (73,394)          61,860
        Other assets                             4,027       3,454           (7,183)
        Accounts payable                       746,740     (49,794)        (317,128)
        Accrued expenses                       157,535     509,043         (466,035)
        Federal taxes payable                 (202,116)    119,087         (151,515)
        Deferred compensation                 (889,801)   (286,220)        (310,532)
              TOTAL ADJUSTMENTS             (1,770,519 ) 1,213,806         (726,240)

                    NET CASH FROM OPERATIONS   157,316   2,822,427          313,626

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds of note receivable                  131,153     119,326          133,333
  Proceeds of equipment sales                     -          4,500            4,000
  Capital expenditures including patents
    and agreements                            (602,479) (1,697,918)        (581,914)
  Cumulative effect of currency translation     37,899     (31,471)         (80,961)
  Decrease (Increase) in net cash surrender
    value                                      828,371    (163,769)         (94,956)
  Investment in joint venture                 (382,271)       -                -
  Note received from joint venture            (362,319)       -                -
  Mortgage payments received                      -          2,100            1,985
                                              (349,646) (1,767,232)        (618,513)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                 11,935,099  6,941,000        4,100,000
  Payments of principal on debt              (7,714,985)(7,682,904)      (3,565,374)
  Net borrowing under line-of-credit            81,851     (41,690)         (46,174)
  Cash dividends paid                         (350,628)   (255,501)        (212,917)
  Cash received on options exercise            220,470     157,795           -
  Purchase of Common Shares for Treasury    (5,009,431)       -              -
  Sale of Common Shares from Treasury          927,500        -              -
                                                89,876    (881,300          275,535
                          NET CHANGE IN CASH  (102,454)    173,895          (29,352)
CASH AT BEGINNING OF YEAR                      211,041      37,146           66,498

                         CASH AT END OF YEAR   108,587  $  211,041       $   37,146
                                              ========  ==========        =========

See Note N for supplemental cash flow data.
         See accompanying notes to the consolidated financial statements.

                                       - F5 -

                        CHASE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995



NOTE A - ACCOUNTING POLICIES

            The principal accounting policies of Chase Corporation ("the Company") and its subsidiary are as follows:

Basis of Presentation

            The financial statements include the accounts of the Company and its foreign sales corporation subsidiary. Investments in unconsolidated companies which are at least 20% owned are carried at cost plus equity in undistributed earnings since acquisition. All significant intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the functional currency for financial reporting.

Products and Markets

            The Company's principal products are protective coatings and tape products that are sold in national and international markets. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities and pipeline companies; (iii) protectants for highway bridge deck metal surfaces which are sold to public works departments; (iv) thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers, and (v) moisture protective coatings that are sold to the electronics industry.

Cash

            For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

            Inventories are stated at first-in, first-out cost, which is not in excess of market.

Property, Plant and Equipment

            These assets are reflected at cost. Provisions for depreciation of property, plant and equipment were computed by both straight-line and accelerated methods.


                                     - F6 -

                        CHASE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995

NOTE A - ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment (Continued)
            Expenditures for maintenance repairs and minor renewals have been charged to expense as incurred. Betterments and major renewals have been capitalized. Upon retirement or other disposition of assets, related allowances for depreciation and amortization have been eliminated from the accounts and any resulting profit or loss reflected in consolidated net income. The annual provisions for depreciation have been computed principally in accordance with the following range of rates:

                      Buildings                    - 4% to 7%
                      Machinery and equipment      - 10% to 20%

Excess of Cost Over Net Assets of Acquired Businesses
            The excess of cost over the fair value of net assets of acquired businesses is being amortized over forty years or until the disposal of the acquired business.

Patents and Agreements
            Patents and agreements are stated at cost and are being amortized over periods of fifteen, seventeen and twenty years.

Investment in Joint Venture
            The Company is a 25% participant in a joint venture with The Stewart Group, Ltd. of Canada to produce products for the fiber optical cable industry. The investment is accounted for on the equity method.

Pension Plan
            The projected unit credit method is utilized for measuring net periodic pension cost over the employee's service life.

Deferred Compensation
            The net present value of the estimated payments to be made under agreements for deferred compensation is accrued over the period of active employment from the time of the agreement to the anticipated date of retirement.

Translation of Foreign Currency
            The financial position and results of operations of the Company's Canadian branch are measured using the Canadian dollar as the functional currency. Revenues and expenses of the branch have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or liquidation of its foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net income ($6,398 loss for the year ended August 31, 1995).



                                     - F7 -

                        CHASE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995

NOTE A - ACCOUNTING POLICIES (Continued)

Income Taxes
            The Company has adopted the method of accounting for income taxes of SFAS No. 109. This method compares the tax basis and financial reporting basis of the Company's assets and liabilities and recognizes the related tax benefits and liabilities under enacted tax law. Assets arising from future tax benefits are recognized when it is more likely than not that the Company will have sufficient future taxable income or has had sufficient taxable income in the available carryback period to allow realization of the tax asset. A valuation allowance is provided for potential limitations on the realization of future benefits.

Income Per Share of Common Stock
            Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of potential stock options. The number of shares used in the computation of primary income per share as restated was 4,474,854 at August 31, 1995, 4,519,013 at August 31, 1994 and
4,319,970 at August 31, 1993. Fully diluted income per share was computed based upon 4,490,413 shares at August 31, 1995 and 4,544,623 shares at August 31, 1994. There were no dilutive securities at August 31, 1992.


NOTE B - NOTE RECEIVABLE

            The Company has a note receivable from Avon Custom Mixing Service, Inc., the purchaser of its Avon Custom Mixing Division, secured by the assets of the purchaser. Effective May 1993, the previous annual payment schedule that provided for a single annual payment of $100,000 has been renegotiated to provide for monthly payments of $8,333 with interest payable at First National Bank of Boston base rate (8.75% at August 31,
1995). The balance of the existing note was increased by $250,000 upon exercise by Avon Custom Mixing Service, Inc. of its option to purchase the equipment leased to it by Chase Corporation. The note was discounted by $25,977 to yield base rate plus two percent. Avon Custom Mixing Service, Inc. was acquired by a related party on July 31, 1992.

            The Company has advanced $362,319 to Stewart Group, Inc. of which it is a twenty-five percent shareholder (see Note O), with interest at Royal Bank of Canada prime.


NOTE C - CASH SURRENDER VALUE OF LIFE INSURANCE

            The Company recognizes cash surrender value in life insurance policies net of loans secured by the policies, with Aurora National Life Assurance Company and the Manufacturers' Life Insurance Company, Sun Life Assurance Company of Canada and Metropolitan Life Insurance of $690,963; $661,816; $15,210; and $29,833, respectively. Subject to periodic review, the Company intends to maintain these policies through the lives of the insureds.

                                     - F8 -

                         CHASE CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995



NOTE D - LONG-TERM DEBT

        Long-term debt consists of the following at August 31, 1995 and 1994:

                                                          1995           1994
       Note payable to bank with payments of interest
         only through March 1, 1996 at LIBOR plus two
         percent, currently at 7.94%.  A single
         principal payment is due March 1, 1998 with
         prepayments allowed at the Company's option.
         The note is secured by all assets.             $3,000,000    $1,300,000

        Note payable to bank in quarterly installments
         of $160,000 through July 2000 with interest
         at LIBOR plus two and three quarters percent,
         currently at 8.64%. The note is secured by
         all assets.                                     3,200,000          -

        Capitalized lease obligation with monthly
         payments of $15,418, including interest at
         7.514% through May 1999, secured by
         production equipment with a cost of $897,000
         and accumulated depreciation of $44,850.          591,365       726,387

        Capitalized lease obligation with monthly
         payments of $2,539, including interest at
         6.85% through August 1998, secured by
         production equipment with a cost of $130,335
         and accumulated depreciation of $19,550.           80,344       104,404

        Term note payable to bank with principal
         payments of $125,000 per quarter with
         interest at the bank's base rate, currently
         at 8.75%.  The note is secured by all assets.     750,000     1,250,000

        Capitalized lease obligation with monthly
         payments of $1,988, including interest at
         7.602% through November 1997, secured by
         a computer with a cost of $99,590 and
         accumulated depreciation of $49,795.               47,513        66,946

        Capitalized lease obligation with monthly
         payments of $142, including interest at
         7.44% through February 1998, secured by
         computer peripheral equipment with a cost
         of $7,150 and accumulated depreciation
         of $3,575.                                          3,764         5,135
                                                         7,672,986     3,452,872
        Less portion payable within one year
         classified as a current liability.              1,208,726       554,896

                                                        $6,464,260    $2,897,976
                                                        ==========    ==========


                                      - F9 -
                        CHASE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995



NOTE D - LONG-TERM DEBT (Continued)

               The Company has long-term credit available up to a maximum amount of $5,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) for ninety days plus two percent. The line of credit is secured by all assets and is limited to 50% of inventory and 80% of current receivables. The Company had net borrowings of $3,000,000 and $1,300,000 under the credit agreement at August 31, 1995 and 1994, respectively. The unused available long-term credit amounted to $1,840,000 at August 31, 1995.


NOTE E - NOTE PAYABLE TO BANK

               The Company has a short-term credit facility at one half percent over prime (9.25% at August 31, 1995) with a Canadian bank secured by a letter of credit.


NOTE F - INCOME TAXES

               A reconciliation of federal income taxes computed at applicable rates of income from continuing operations before income taxes to the amounts provided in the consolidated financial statements is as follows:

                                               Year Ended August 31,
                                              1995       1994       1993

          Federal income taxes at applicable
            rates                          1,048,139 $  944,133  $  580,469

          Adjustments resulting from the tax
            effect of:
              Increase in cash surrender value
                of life insurance           (116,384)  (106,783)    (64,790)
              Benefit plans not qualified for
                deduction from federal tax   108,678     98,195       64,006
              Compensation deduction allowed
                for stock option exercise      -       (36,209)        -
              State and local taxes net of
                federal tax effect           167,239    175,625      116,288

          Other                              (32,794)    13,942      (28,576)

            INCOME TAXES                  $1,174,878 $1,088,903   $  667,397
                                          ==========  =========     ========



                                    - F10 -

                         CHASE CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995

NOTE F - FEDERAL INCOME TAXES (Continued)

                                               Year Ended August 31,
                                            1995        1994          1993

          Current                        $  923,415  $  966,903     $ 557,489
          Deferred (benefit):
            Pension expense                  36,345     (48,943)       43,559
            Depreciation                    (96,957)     44,765       (44,264)
            Allowance for doubtful accounts   2,000     (10,200)          -
            Deferred compensation           338,617     149,442       102,387
            Deferred state taxes             24,000     (24,800)        8,226
            Reserve                         (52,542)     11,736         -
            Total Deferred                  251,463     122,000       109,908

                                         $1,174,878  $1,088,903     $ 667,397
                                          =========   =========      ========

            The timing differences that give rise to the components of net tax assets are as follows at August 31, 1995 and 1994:

                                                         1995       1994
               Assets:
                 Reserve for bad debt                 $   38,200  $    40,200
                 Patents and agreements                   38,761       38,761
                 Pension accrual                         267,735      304,080
                 State tax accrual                        20,800       44,800
                 Deferred compensation                   267,683      606,300
                                                         633,179    1,034,141
                 Less valuation allowance                 56,000      108,542
                                                         577,179      925,599
               Liabilities:
                 Depreciation                            339,088      436,045

               Net Assets                             $  238,091   $  489,554
                                                      ========== ============

NOTE G - OPERATING LEASES

               The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 1995:

               Year Ending August 31,                       Buildings

                       1996                                 $216,434
                       1997                                  201,761
                       1998                                  106,714
                       1999                                   14,034

                                                            $538,943
                                                            ========
                                     - F11 -







                         CHASE CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995




NOTE G - OPERATING LEASES (Continued)

               Total rental expense for all operating leases amounted to $340,068, $348,260, and $371,768 for the years ended August 31, 1995, 1994 and
1993, respectively.






































                                      - F12 -

NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

               Selected unaudited quarterly financial data for 1995, 1994 and 1993, is as follows:

                                                 Quarter
      1995                First        Second       Third         Fourth      Year

Net sales               $7,833,974   $7,289,315  $8,694,676   $8,514,576     $32,332,541
Gross profit            $2,671,974   $2,265,740  $2,587,647   $2,849,496     $10,374,857
Net income                $553,384     $352,651    $395,467     $626,333     $1,927,835

Net income per
  Common share              $.12        $.08        $.09          $.14            $.43
                            ====        ====        ====          ====            ====

                                                 Quarter
      1994                First         Second        Third       Fourth      Year

Net sales               $7,259,166   $6,286,423   $7,075,756   $7,468,876    $28,090,221
Gross profit            $2,472,460   $2,047,550   $2,321,112   $2,532,985     $9,374,107
Net income                $459,623     $295,992     $342,105     $510,901     $1,608,621

Net income per
  common share              $.11        $.07          $.08        $.09            $.35
                            ====        ====          ====         ===            ====

                                                 Quarter
      1993                First        Second        Third         Fourth     Year

Net sales               $6,468,082   $6,291,039   $6,171,951    $6,527,115   $25,458,187
Gross profit            $2,149,776   $1,735,972   $1,864,715    $2,198,472    $7,948,935
Net income                $337,026     $215,410     $217,853      $269,577    $1,039,866

Net income per
  common share              $.08        $.05          $.05          $.06          $.24
                            ====        ====          ====          ====          ====








                                                  - F13 -





                        CHASE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995



NOTE I - EXPORT SALES AND FOREIGN OPERATIONS

            Export sales from continuing domestic operations to unaffiliated third parties were $2,764,170, $2,486,448, and $2,153,733 for the years ended August 31, 1995, 1994 and 1993, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10 percent of revenues from continuing operations. The Company's Canadian operations accounted for 7.1 percent of consolidated sales and 9.2 percent of assets.


NOTE J - RESEARCH AND DEVELOPMENT EXPENSE

            Research and development expense amounted to approximately $511,355, $593,536, and $471,000 for the years ended August 31, 1995, 1994 and 1993, respectively.


NOTE K - BENEFITS

            401(K) Plan

            The Company has a deferred compensation plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of their salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary.

            Pension Plan

            The Company has non-contributory defined benefit pension plans covering substantially all employees. Total pension expense, including the net periodic pension cost and the effects of settlements, was $275,188, $370,383 and $333,724 for the years ended August 31, 1995, 1994 and 1993, respectively. The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level.








                                    - F14 -


                        CHASE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995

NOTE K - BENEFITS (Continued)

    Net pension expense components:          Year Ended August 31,
                                          1995     1994     1993
    Service cost of benefits earned
       during the period                $164,024  $143,626 $ 139,605

    Interest cost on projected benefit
       obligations                       200,022   189,163   237,926

    Return on plan assets               (184,866) (114,267) (187,098)

    Amortization of excess of plan assets
       and accrued pension expense over
       projected benefit obligation at
       September 1, 1986                  (6,999)   (8,768)  (10,664)

    Amortization of unrecognized prior
       service cost                        3,886     3,886    15,731

    Deferred gain or (loss)                 -        5,405    35,604

    Amortization of unrecognized net loss 99,121    24,191    23,488

    Net periodic pension cost before
       settlement costs                 $275,188 $ 243,236 $ 254,592
                                        ======== =========   =======

       The following table sets forth the actuarial present value of benefit obligations and funded status.

                                               August 31,
                                       1995         1994        1993
   Accumulated benefit obligations,
     including vested benefits of
     $1,903,479, $1,663,789 and
     $2,059,109 at August 31, 1995,
     1994 and 1993, respectively    $ 1,935,313  $ 2,086,627  $ 2,086,627
                                    ===========  ===========  ===========
   Projected benefit obligations    $(3,336,642) $(2,586,305) $(2,880,576)

   Plan assets at fair value,
     including prefunded amounts      1,778,327    1,295,959    1,673,987

   Funded status                    (1,558,315)   (1,290,346)  (1,206,589)

   Unrecognized net loss               612,884       544,935      504,271

   Unrecognized prior service cost     311,036        27,203      125,852
   Unamortized net transition assets   (34,993)      (41,992)     (61,376)

   (Accrued) pension expense       $  (669,388)     (760,200) $  (637,842)
                                    ==========     ==========  ==========


                                    - F15 -


                        CHASE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995

NOTE K - BENEFITS (Continued)

       The net transition assets amount is being amortized at a level rate over 15 years. The actuarial calculations were based on assumptions of a weighted average discount rate of 7.5% and a future rate of increase in compensation levels of 5%. The expected rate of return on plan assets is 10%. Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

       The pension plan recorded net losses on settlement of $127,147 and $79,132 during the years ended August 31, 1994 and 1993, respectively. The settlements occurred due to lump sum retirement payments exceeding the amount of the pension obligation arising from the service cost and interest cost components of the net periodic pension cost.

       Deferred Compensation

       The Company had deferred compensation agreements with two former officers providing for post retirement health benefits and annual payments of $200,000 for each officer through August 31, 1998. The agreement with one of the officers was settled during July 1995 for $579,000, representing the net present value of the remaining liability. The remaining agreement continues in force.

       Additionally, life insurance is provided under a split dollar life insurance agreement whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.

       The Company also has an agreement with its former Chairman of the Board, who retired August 31, 1991, that the Company will make ten annual payments of $58,000 to him or his beneficiaries.

       Stock Option Plans

       1989 Non-Statutory Plan - Options to purchase 612,000 shares of Common Stock were granted to officers, senior employees, and independent directors. Options on 249,500 shares of Common Stock are currently outstanding. The options are exercisable at the fair market value of the shares at the date of grant adjusted for stock dividends. Directors' options vest ratably over a two year period and officer and employee options vest over a four year period. All options are fully vested. The options expire seven years from the date of grant, one year after ceasing to be a director, or at various times up to six months after termination as an employee. Options on 5,500 and 27,500 shares were forfeited during the years ended August 31, 1994 and 1993, respectively. Options on 97,000 shares were exercised during the year ended August 31, 1995.

                                    - F16 -


                        CHASE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995

NOTE K - BENEFITS (Continued)

       1995 Stock Option Plan - Effective July 18, 1995, the Company adopted, subject to stockholder approval, a stock award plan and an incentive plan which permit the issuance of options and restricted stock to selected employees of the Company. The plans reserve 600,000 shares of Common Stock for grant.

       Under the terms of the 1995 stock option plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share at the date of grant. The board of directors approved issuance of 450,000 options at $3.50, the market value at July 18, 1995. The options vest ratably over ten years. In addition, the Board of Directors granted 150,000 shares of restricted common stock to the Company's CEO, Mr. Peter Chase, at no cost. Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all rights of a shareholder.

                                                       Officers and
                                           Directors    Employees
       August 31, 1993
         Issued and outstanding             154,000       302,500
         Exercisable                        154,000       285,032
         Exercise price per share        $1.24 - $1.43      $1.51

       August 31, 1994
         Issued and outstanding             154,000       192,500
         Exercisable                        154,000       192,500
         Exercise price per share        $1.24 - $1.43      $1.51

       August 31, 1995
         Issued and outstanding              77,000       622,500
         Exercisable                         77,000       172,500
         Exercise price per share        $1.24 - $1.43      $3.50

       Options exercisable and exercise prices are shown after adjustment for 10% stock dividend issued June 1, 1990.
            Stock option plan activity was as follows:

                                                            Officers and
                                               Directors     Employees
            Outstanding August 31, 1993         154,000        302,500

            Exercises                              -          (104,500)

            Forfeitures                            -            (5,500)

            Outstanding August 31, 1994         154,000        192,500

            Grants (1995 stock option plan)        -           450,000
            Exercises                           (77,000)       (20,000)

            Outstanding August 31, 1995          77,000        622,500
                                                =======       ========

                                    - F17 -


                        CHASE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995

NOTE L - CONTINGENCIES

       Environmental

       The Company is aware of potential claims concerning a site in Bruin, Pennsylvania where an affiliate of the Company had sponsored research into experimental oil and coal-based fuels in the early 1980s. In August 1991, a spill of the affiliate's stored material occurred at the Bruin site, apparently due to vandalism of the storage tanks. Upon learning of the spill, the Company provided notice of the release to appropriate authorities and undertook to remedy the spill. The remedy was completed in October 1992 under plans approved by the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP"). The Company believes that this work terminated its liabilities for the spill, but Pennsylvania DEP has not provided a final release.

       The Bruin site had been used for many years for a variety of oil refining operations by unrelated parties. The site has significant contamination from those unrelated activities. Since the spill of the material remedied by the Company, the U.S. Environmental Protection Agency has conducted an investigation of the site, conducted emergency clean-up activities at the site focused on materials other than the affiliate's material and spill, and turned responsibility for the site back to Pennsylvania DEP. To date, EPA has not made any claim against the Company.

       During 1993 to 1995, Pennsylvania DEP has conducted an investigation of the site, has completed a surface cleanup, and has proposed a permanent remedy. Pennsylvania DEP has notified the Company that it may be a person responsible under Pennsylvania law to contribute to the costs of those activities. During 1995, Pennsylvania DEP suggested that the Company contribute an amount toward the costs of the investigation and the surface cleanup in an attempt to settle with the Company. While the amount was not deemed material, the Company still believes that the work previously performed to remedy the spill terminated its liabilities and therefore declined the proposal. Pennsylvania DEP has not presented a claim against the Company with respect to the permanent remedy.

       The Company remains in communication with Pennsylvania DEP, and expects that it will eventually determine that the Company resolved any potential liability at the site by its response to the 1991 spill.

       Legal

       The Company has been named as a third-party defendant in eighteen personal injury lawsuits filed in state court in Jackson County, Mississippi. These lawsuits, each of which has multiple plaintiffs and defendants, arose out of alleged asbestos exposure by the plaintiffs as a result of their work at the Ingalls Shipyard. The Company was sued as a third-party defendant by USX Corporation,

                                    - F18 -

                        CHASE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995



NOTE L - CONTINGENCIES (Continued)

            Legal (Continued)

General Cable Corporation and G.K. Technologies, Inc. each of whom is a primary defendant in these actions. USX, General Cable and G.K. are alleged to have supplied wire and cable products containing asbestos to the shipyard. The third-party complaints allege that tape products containing asbestos were manufactured by the Company, sold to USX, General Cable and G.K., and then incorporated in their wire and cable products sold for use in the ships. USX, General Cable and G.K. are seeking indemnification from the Company for damages that may be assessed against them and expenses including legal fees.

            The third-party claims against the Company, along with all other third-party and crossclaims, were severed from the trial of the primary actions. USX, General Cable and G.K. were each dismissed by the plaintiffs prior to the commencement of trial of nine of the primary actions, which took place in the summer of 1993. It is not known how much, if anything, each paid to settle these claims. To date, no effort has been made by USX, General Cable and G.K. to pursue the third-party claims against the Company arising out of the resolution of any of the cases tried in the summer of 1993. Some of the remaining primary actions remain pending, but it is not now known when those cases will be tried, whether the plaintiffs will proceed against any of the wire and cable manufacturers, including USX, General Cable or G.K., and whether any of these defendants will, in turn, pursue their claims against the Company.

            The Company's liability insurer has assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed.
            In July 1994 the Company received a notice letter from General Cable and G.K. that they have been sued in fourteen additional asbestos personal injury lawsuits, ten of which are pending in Mississippi, two in Pennsylvania and two in Texas. Each of these cases involves multiple plaintiffs and defendants. This notice letter is an effort to bind the Company to the factual determination made in these cases, if General Cable or G.K. brings an action against the Company for indemnification arising out of these cases. No such action for indemnification has yet been brought and the Company is not now a party in any of these fourteen additional cases. The Company's liability insurer has been informed that the Company has been notified of these potential claims.

            The Company is investigating the defenses available to it in connection with all these matters and its rights against its supplier. Although the Company cannot predict the outcome of these claims, management believes it will not have any material financial impact on the Company.


                                    - F19 -

                        CHASE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1995



NOTE M - SUPPLEMENTAL CASH FLOW DATA

            Cash paid during the year for:

                                               1995     1994     1993

            Income taxes                     $730,000 $630,690 $531,345
            Interest                         $396,020 $223,321 $139,747

            The Company acquired computer equipment valued at $106,740 under capitalized leases during the year ended August 31, 1993.

            The Company acquired production equipment valued at $903,415 under capitalized leases during the year ended August 31, 1994.

            During the year ended August 31, 1994, the Company sold the equipment formerly leased to Avon Custom Mixing Service, Inc. for a note receivable, with interest at bank base rate plus two percent of $224,023. The equipment had a cost of $1,496,392 and accumulated depreciation of $1,368,500.

            The Company acquired the tape products line of Haartz Mason, Inc., consisting of inventory of $619,265, receivables of $521,735, equipment valued at $100,000 and formulas and various agreements and customer lists valued at $1,408,460 financed by a term note payable of $1,500,000 and cash of $1,149,460. The cash portion of the purchase was assigned to formulas and agreements and is reflected in the cash flow statement. The acquired formulas and agreements are being amortized ratably over 15 years.


NOTE N - ACQUISITION OF PRODUCT LINES

            In addition to the tape products line of Haartz Mason, Inc., (See Note M), the Company acquired, in May 1992, the tape products line of The Stewart Group, Ltd., a Canadian corporation. The entire purchase price of $CAN 950,000 (approximately $US 760,000) was assigned to the acquired equipment.


NOTE O - JOINT VENTURE

            The Company has formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optical cable market. Chase Corporation invested $362,319 during June 1995 for a twenty-five percent interest in Stewart Group, Inc.


                                    - F20 -


                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                      CHASE CORPORATION AND SUBSIDIARY




         COL. A                    COL. B                 COL. C              COL. D      COL. E

                                 BALANCE AT        (1)             (2)                  BALANCE AT
                                 BEGINNING   CHARGED TO COSTS  CHARGED TO                 END OF
       DESCRIPTION               OF PERIOD    AND EXPENSES  OTHER ACCOUNTS  DEDUCTIONS    PERIOD


Year ended August 31, 1995:

        Allowance for doubtful
           accounts              $100,500        $23,815                     $28,815     $95,500


Year ended August 31, 1994:

         Allowance for doubtful
           accounts               $75,000       $126,568                    $101,068    $100,500


Year ended August 31, 1993:

         Allowance for doubtful
           accounts               $75,000        $18,777                     $18,777     $75,000






Deductions are charged to accounts receivable when specific accounts are judged to be uncollectable.






                                                  - F21 -


Exhibit 10.24

                                   AGREEMENT



            This Agreement is entered into this 18th day of July, 1995 between Chase Corporation, a Massachusetts corporation (the
"Company") and Francis M. Chase ("Mr. Chase"), who resides at 449
Jerusalem Road, Cohasset, MA.

            By a document dated of even date, the Company has entered into an agreement to repurchase all of the outstanding shares of stock of the Company owned by Mr. Chase. The parties deem it in the best interests of the Company and Mr. Chase to amend the Consulting and Non-compete Agreement dated January 17, 1986 between the Company and
Mr. Chase (the "Consulting Agreement") as well as to amend Mr.
Chase's benefits program.

            The parties hereby agree as follows:

            1. The Consulting and Non-compete Agreement is hereby terminated in exchange for the payment made hereby from the Company to Mr. Chase of $573,080.44.

            2. The Board of Directors of the Company approved certain retirement benefits for Mr. Chase by resolution dated March 15, 1988. In light of the termination of the consulting and non-compete payments provided for in the foregoing paragraph, it is desirable to resolve future payments due under the foregoing board resolution relating to automobile and health benefits by the payment hereby to Mr. Chase of $41,935.69.

            This Agreement is intended to take effect as a document under seal and shall be governed by the substantive laws of the Commonwealth of Massachusetts.


                                              CHASE CORPORATION

                                              BY:  /s/ Peter R. Chase
                                                 President & C.E.O.



                                              BY:  /s/ Francis M. Chase