Form 10-Q
period 1995-11-30
CHASE CORP
filed 1996-01-12
CIK 830524

SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C.,  20549


                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1995             Commission File Number 1-9852

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

                                                      Yes X      No



Common Shares Outstanding as of December 31, 1995                   3,572,155




        PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

                 ASSETS                        Nov.30        Aug.31
                                                1995          1995
                                            (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash                                    $       9,740 $     108,587
  Trade receivables,less allowance
    for doubtful accounts of $107,805,
    $95,500 respectively                      5,517,207     5,808,641
    Note receivable from related party          207,836       207,166
  Inventories(Note B)
    Finished and in process                   1,743,210     1,647,181
    Raw materials                             2,491,701     3,145,151
                                            ------------   -----------
                                              4,234,911     4,792,332
  Prepaid expenses & other curr assets          411,508       402,774
  Deferred federal taxes                        179,886       179,886
                                            ------------   -----------
  TOTAL CURRENT ASSETS                       10,561,088    11,499,386

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                         384,490       384,490
  Buildings                                   2,457,198     2,455,077
  Machinery & equipment                       9,670,987     9,568,270
  Construction in progress                        7,965        44,346
                                            ------------   -----------
                                             12,520,640    12,452,183
  Less allowance for depreciation             7,953,195     7,733,414
                                            ------------   -----------
                                              4,567,445     4,718,769
OTHER ASSETS
  Note receivable from related party            484,104       517,975
  Excess of cost over net assets of
   acquired businesses less amortization         84,023        85,337
  Patents, agreements and trademarks
    less amortization                         1,311,234     1,335,822
  Cash surrender value of life ins. net       1,465,015     1,397,822
  Deferred federal taxes                          5,080        58,205
  Investment in joint venture                   402,271       382,270
  Other                                           7,000         7,000
                                            ------------   -----------
                                              3,758,727     3,784,431
                                            ------------   -----------
                                          $  18,887,260  $ 20,002,586
                                            ============   ===========



LIABILITIES AND STOCKHOLDERS' EQUITY           Nov.31        Aug.31
                                                1995          1995
                                            (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Accounts payable                        $   1,894,264  $  2,911,293
  Notes payable                                  25,732        81,851
  Accrued expenses                            1,076,252     1,635,060
  Accrued pension expense - current             384,556       384,556
  Federal income taxes                          149,182       (42,510)
  Deferred compensation                         302,216       302,216
  Current portion of L.T. debt                1,198,865     1,208,726
                                            ------------   -----------
  TOTAL CURRENT LIABILITIES                   5,031,067     6,481,192

LONG-TERM DEBT, less current portion          6,627,026     6,464,260
Long-term deferred compensation
    obligations                                 329,139       367,950

ACCRUED PENSION EXPENSE                         363,840       284,832

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 3,572,155 shares at
  Nov 30, 1995 and 4,459,848 shares at
  Aug. 31, 1995 respectively                    445,985       445,985
  Additional paid-in capital                  2,674,897     2,674,897
  Treasury Stock, 1,037,693 shares at
    November 30, 1995, and August 31, 1995   (3,990,400)   (3,990,400)
  Cum. G/(L) on currency translation            (98,363)      (79,030)
  Retained earnings                           7,503,069     7,352,900
                                            ------------   -----------
                                              6,535,188     6,404,352
                                            ------------   -----------
                                          $  18,886,260  $ 20,002,586
                                            ============   ===========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.




                                 CHASE CORPORATION
                          STATEMENT OF CONSOLIDATED OPERATIONS
                                         (UNAUDITED)

                                                3 Months Ended
                                                   Nov.30       Nov.30
                                                     1995         1994
Sales                                        $  8,232,459 $  7,833,974
Comm. and other income                            110,320       79,709
Interest                                           15,902       12,357
                                              -----------  -----------
                                                8,358,681    7,926,040

Cost and Expenses
  Cost of products sold(Note B)                 5,628,456    5,162,000
  Sell.,gen. and admin. expen.                  1,776,243    1,779,512
  Bad debt expense                                 12,500       15,000
  Interest expense                                172,042       79,244
                                              -----------  -----------
                                                7,589,241    7,035,756

Income before income taxes                        769,440      890,284

Income taxes                                      282,000      336,900
                                              -----------  -----------
Income from operations                            487,440      553,384
Income from minority interest                      20,000
                                              -----------  -----------
                                             $    507,440 $    553,384
                                              ===========  ===========

Income per share
   of Common Stock
  Primary                                    $      0.136 $      0.121
                                              ===========  ===========
Fully Diluted                                $      0.136 $      0.121
                                              ===========  ===========


      See accompanying notes to the consolidated financial statements and accountants' review report.





                                      CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                         3 MONTHS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994

                                                                                                 Cummulative
                         Common Stock          Additional                                        Effect of     Total
                           Shares                Paid-In    Treasury Stock       Retained      Currency   Shareholders
                           Issued     Amount    Capital     Shares    Amount     Earnings    Translation     Equity

Balance @ Aug.31,1994    4,362,848  $436,285  $2,555,658                         $5,775,693  $ (116,929)  $8,650,707

Curr. translation adjmt.                                                                         (8,025)      (8,025)
Exer.of stock options       20,000    2,000       28,200                                                      30,200
Net Income for 3 months                                                             553,384                  553,384
Dividends paid in cash
  $.08 a share on
   common stock                                                                    (350,628)                (350,628)
                         ----------  --------  ----------   ----------   -------  ----------  -----------  ----------
Balance @ Nov. 31, 1994  4,382,848   438,285    2,583,858                         5,978,449     (124,954)  8,875,638

Curr. translation adjmt.                                                                          45,924      45,924
Exer.of stock options       77,000     7,700      182,570                                                    190,270
Purch.of treasury stock                                     1,302,693 (5,009,431)                         (5,009,431)
Sale of treasury stock                            (91,531)   (265,000) 1,019,031                             927,500
Net income for 9 months                                                             1,374,451              1,374,451
                         ----------  --------   ---------- ---------- ----------   ----------   --------  ----------
Balance @ Aug. 31, 1995  4,459,848   445,985    2,674,897   1,037,693 (3,990,400)   7,352,900    (79,030)  6,404,352

Curr. translation adjustment                                                                     (19,333)    (19,333)
Net income for 3 months                                                               507,440                507,440
Dividends paid in cash
  $.10 a share on
   common stock                                                                      (357,271)              (357,271)
                         ----------  --------   ----------   ---------- ---------- ----------   --------- ----------
Balance @ Nov. 30, 1995  4,459,848  $445,985  $2,674,897    1,037,693  $(3,990,400)$7,503,069  $  (98,363)$6,535,188
                        ==========   ========   ==========   =====================   ==========  ========== ==========

                         See accompanying notes to the consolidated financial statements and accountants' review report.




      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (UNAUDITED)
                                                         Three Months Ended
                                                        Nov. 30        Nov. 30
                                                           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                       $     507,440  $     553,384
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Depreciation                                        219,781        197,513
    Amortization                                         25,902         25,902
    Provision for losses on accts. receivable            12,305         15,094
    Deferred federal taxes                               53,125
  Change in assets and liabilities
    Trade receivables                                   279,129       (669,244)
    Inventories                                         557,421       (556,020)
    Prepd. expenses & other curr. assets                 (8,734)      (117,464)
    Accounts payable                                 (1,017,029)       286,528
    Accrued expenses                                   (479,800)      (321,796)
    Federal income taxes payable                        191,692        184,254
    Deferred compensation                               (38,811)       (82,355)
    Other assets                                                         4,027
                                                    ------------   ------------
                               TOTAL ADJUSTMENTS       (205,019)    (1,033,561)
                        NET CASH FROM OPERATIONS        302,421       (480,177)
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (68,457)      (122,694)
  Purchase of cash surrender value                      (66,193)       (67,800)
  Mortgage payments received                                  0            602
  Proceeds from note receivable                          33,201         32,543
  Cum. effect of currency translation                   (19,333)        (8,023)
  Investment in joint venture                           (20,001)
                                                    ------------   ------------
                                                       (140,783)      (165,372)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                          1,500,000      1,900,000
  Payments of principal on debt                      (1,347,095)      (943,730)
  Net borrowing under line-of-credit                    (56,119)
  Dividend paid                                        (357,271)      (350,628)
  Cash received on option exercise                                      30,200
                                                    ------------   ------------
                                                       (260,485)       635,842
                              NET CHANGE IN CASH        (98,847)        (9,707)
CASH AT BEGINNING OF PERIOD                             108,587        211,041
                                                    ------------   ------------
CASH AT END OF PERIOD                             $       9,740  $     201,334
                                                    ============   ============
CASH PAID DURING PERIOD FOR:
  Income taxes                                    $       4,000  $      46,647
  Interest                                        $     172,042  $      79,244


    See accompanying notes to the consolidated financial statements and accountants' review report.






Report of Independent Accountants



To the Board of Directors
Chase Corporation
Braintree, Massachusetts



We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiary as of November 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of three months ended November 30, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiary as of August 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 9, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/Livingston & Haynes, P.C.
Wellesley Hills, Massachusetts
January 9, 1995











CHASE CORPORATION                          SECURITIES AND EXCHANGE COMMISSION



                     NOTES TO CONSOLIDATED FINANCIAL STATEMENT

January 11, 1996

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

Note C - Income per Share of Common Stock

     Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares and share equivalents outstanding used in determining primary per share results was 3,743,745 for the period of three months ended November 30, 1995. Common share equivalents arise from the issuance of certain stock options.


Note D - Review by Independent Public Accountant

     The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures such review, no adjustments or additional disclosures were recommended.

Letter from the independent public accountant is included as a part of this report.













   CHASE CORPORATION                       SECURITIES AND EXCHANGE COMMISSION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

Results of Operations

     Net revenues increased 5% to $8,359,000, an increase of $433,000 when compared to the first quarter of 1994. This increase is primarily the result of the steady growth of sales of conformal coatings by the HumiSeal division and of shielding tapes produced by the Webster facility of the Chase & Sons division. These increases were somewhat offset by the reduction of product sales related to the commercial construction market. When compared to 1993, the increase of $1,005,000 also related to the improvement of revenues of both HumiSeal and our Webster operation.

     The cost of products sold increased in the most recent quarter over the same quarter last year and to a large extent this is volume related. These costs were also affected by increased material costs and changes in product mix. As a percent of sales, the increase was 2.5%. The Company's products are largely mature and some are highly competitive which result in low margins. Competitive pressure prevents us from being able to recover all our material price increases from our customers.

     Selling and administrative expenses during the current year were about the same while as a percent of sales decreased by 1%.

     Interest expense increased during the comparable periods as a result of increased borrowing related to recent acquisitions and the stock repurchase in July 1995.

     The increased interest expense and changes in product mix when compared to last year were the primary reasons for the reduction of income before taxes and net income.

     During the first quarter of both 1995 and 1994, the effective tax rate was somewhat lower than the applicable tax rate primarily as a result of export sales through our Chase Export Corporation subsidiary.

Liquidity and Sources of Capital

     The ratio of current assets to current liabilities was 2.1 at the end of the first quarter of 1995, compared to 1.8 at the prior year end. The improved ratio is largely the result of a reduction to payables that were associated with increased sales during the last quarter of fiscal 1995.

     While Long-Term Debt increased $163,000 from the prior year end, total liabilities decreased $1,247,000 primarily as a result of positive cash flow from operations.

     The Company had $1,440,000 in unused available credit at November 30, 1995 under its credit arrangement with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.






ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
(A)  Exhibits

Reg. S-K
Item 601



                                                            Page
Subsection          Description of Exhibit         Status       Number

               Pursuant to reg. S-K item 601
                no exhibits are required.




     (b)  Reports on Form 8-K

          No 8-K reports were filed during the three months ended
          November 30, 1995.

          No financial statements were filed during the three months ended November 30, 1995.



                                   Pursuant to the requirements of the
                                 Securities Exchange Act of 1934, the
                                 registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHASE CORPORATION



                                         /s/ PETER R. CHASE
                                        Peter R. Chase, President & CEO




Dated:  Januaary 11, 1996