Form 10-Q
period 1996-02-29
CHASE CORP
filed 1996-04-09
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended February 29, 1996      Commission File Number: 1-9852



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X      No



Common Shares Outstanding as of March 31, 1996                    3,589,805









        PART 1:  FINANCIAL INFORMATION
                   CHASE CORPORATION
               CONSOLIDATED BALANCE SHEET

                 ASSETS                        Feb.29        Aug.31
                                                1996          1995
                                            (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash                                    $      46,766  $    108,587
  Trade receivables,less allowance
    for doubtful accounts of $130,281
    $95,500 respectively                      5,354,814     5,808,641
    Note receivable from related party          207,609       207,166
  Inventories(Note B)
    Finished and in process                   1,916,156     1,647,181
    Raw materials                             2,604,400     3,145,151
                                            ------------   -----------
                                              4,520,556     4,792,332
  Prepaid expenses & other curr assets          369,295       402,774
  Deferred federal taxes                        174,886       179,886
                                            ------------   -----------
  TOTAL CURRENT ASSETS                       10,673,926    11,499,386

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                         384,490       384,490
  Buildings                                   2,457,198     2,455,077
  Machinery & equipment                       9,767,501     9,568,270
  Construction in progress                       14,746        44,346
                                            ------------   -----------
                                             12,623,935    12,452,183
  Less allowance for depreciation             8,173,314     7,733,414
                                            ------------   -----------
                                              4,450,621     4,718,769
OTHER ASSETS
  Note receivable from related party            450,965       517,975
  Excess of cost over net assets of
   acquired businesses less amortization         82,708        85,337
  Patents, agreements and trademarks
    less amortization                         1,286,647     1,335,822
  Cash surrender value of life ins. net       1,531,239     1,397,822
  Deferred federal taxes                            880        58,205
  Investment in joint venture                   715,453       382,270
  Other                                           7,000         7,000
                                            ------------   -----------
                                              4,074,892     3,784,431
                                            ------------   -----------
                                          $  19,199,439  $ 20,002,586
                                            ============   ===========



LIABILITIES AND STOCKHOLDERS' EQUITY           Feb.29        Aug.31
                                                1996          1995
                                            (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Accounts payable                        $   2,282,044  $  2,911,293
  Notes payable                                  58,368        81,851
  Accrued expenses                            1,087,084     1,635,060
  Accrued pension expense - current             384,556       384,556
  Federal income taxes                          (18,728)      (42,510)
  Deferred compensation                         302,216       302,216
  Current portion of L.T. debt                1,203,414     1,208,726
                                            ------------   -----------
  TOTAL CURRENT LIABILITIES                   5,298,954     6,481,192

LONG-TERM DEBT, less current portion          6,249,503     6,464,260
Long-term deferred compensation
    obligations                                 290,328       367,950

ACCRUED PENSION EXPENSE                         442,848       284,832

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 3,749,464 shares at
  Feb 29, 1996 and 4,459,848 shares at
  Aug. 31, 1995 respectively                    462,750       445,985
  Additional paid-in capital                  2,676,882     2,674,897
  Treasury Stock, 1,037,693 shares at
    February 29, 1996, and August 31, 1995   (3,990,400)   (3,990,400)
  Cum. G/(L) on currency translation           (109,056)      (79,030)
  Retained earnings                           7,877,630     7,352,900
                                            ------------   -----------
                                              6,917,806     6,404,352
                                            ------------   -----------
                                          $  19,199,439  $ 20,002,586
                                            ============   ===========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.









                                    CHASE CORPORATION
                           STATEMENT OF CONSOLIDATED OPERATIONS
                                        (UNAUDITED)

                                 Six Months Ended              3 Months Ended
                                 Feb. 29      Feb. 28            Feb. 29      Feb. 28
                                   1996         1995               1996         1995
Sales                         $  15,897,414  $15,123,289   $  7,664,955 $  7,289,315
Comm. and other income              171,553      187,656         61,233      107,947
Interest                             42,736       24,955         26,834       12,598
                                 -----------  -----------    ----------- ----------
                                 16,111,703   15,335,900      7,753,022    7,409,860

Cost and Expenses
  Cost of products sold(Note B)  10,930,431   10,185,575      5,301,975    5,023,575
  Sell.,gen. and admin. expen.    3,481,191    3,561,209      1,704,948    1,781,697
  Bad debt expense                   43,000       30,000         30,500       15,000
  Interest expense                  327,263      166,881        155,221       87,637
                                 -----------  -----------    -----------  -----------
                                 14,781,885   13,943,665      7,192,644    6,907,909

Income before income taxes        1,329,818    1,392,235        560,378      501,951

Income taxes                        481,000      486,200        199,000      149,300
                                 -----------  -----------    -----------  -----------
Income from operations              848,818      906,035        361,378      352,651
Income from minority interest        33,183                      13,183
                                 -----------  -----------    -----------  -----------
                               $    882,001 $    906,035   $    374,561 $    352,651
                                 ===========  ===========    ===========  ===========
Income per share
   of Common Stock
  Primary                      $      0.235 $      0.197   $      0.100 $      0.077
                                 ===========  ===========    ===========  ===========

  Fully Diluted                $      0.235 $      0.197   $      0.100 $      0.077
                                 ===========  ===========    ===========  ===========


      See accompanying notes to the consolidated financial statements and accountants' review report.



                                          CHASE CORPORATION
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)
                              6 MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



                                                                                                   Cummulative
                            Common Stock          Additional    Treasury                             Effect of       Total
                               Shares               Paid-In      Stock                 Retained     Currency     Shareholders
                               Issued     Amount    Capital      Shares      Amount     Earnings    Translation     Equity
Balance @ Aug. 31, 1994       4,362,848 $ 436,285 $ 2,555,658                          $ 5,775,693  $  (116,929) $  8,650,707

Curr. translation adjmt.                                                                                (18,435)      (18,435)
Exer.of stock options            97,000     9,700     122,250                                                         131,950
Net Income for 6 months                                                                    906,035                    906,035
Dividends paid in cash
  $.08 a share on
   common stock                                                                           (350,628)                  (350,628)
                              ----------  --------  ----------  ----------  -----------  ----------  -----------  ------------
Balance @ Feb. 28, 1995       4,459,848   445,985   2,677,908                            6,331,100     (135,364)    9,319,629

Curr. translation adjmt.                                                                                 56,334        56,334
Exer.of stock options                                  88,520                                                          88,520
Purch.of treasury stock                                          1,302,693  (5,009,431)                            (5,009,431)
Sale of treasury stock                                (91,531)    (265,000)  1,019,031                                927,500
Net Income for 6 months                                                                  1,021,800                  1,021,800
                              ----------  --------  ----------  ----------  -----------  ----------  -----------  ------------
Balance @ Aug. 31, 1995       4,459,848   445,985   2,674,897   1,037,693   (3,990,400)  7,352,900      (79,030)    6,404,352

Curr. translation adjustment                                                                            (30,026)      (30,026)
Stock issued for compensation  167,650     16,765     658,235                                                         675,000
Unvested stock based comp.                           (675,000)                                                       (675,000)
Amort.of stock based comp.                             18,750                                                          18,750
Net Income for 6 months                                                                    882,001                    882,001
Dividends paid in cash
  $.10 a share on
   common stock                                                                           (357,271)                  (357,271)
                              ----------  --------  ----------  ----------  -----------  ----------  -----------  ------------
Balance @ Feb. 29, 1996       4,627,498 $ 462,750 $ 2,676,882   1,037,693 $ (3,990,400)$ 7,877,630  $  (109,056) $  6,917,806
                              ==========  ========  ==========  ==========  ===========  ==========  ===========  ============

                              See accompanying notes to the consolidated financial statements and accountants' review report.







      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (UNAUDITED)
                                                          Six Months Ended
                                                        Feb. 29        Feb. 28
                                                          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                       $     882,001  $     906,035
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Depreciation                                        440,875        403,063
    Amortization                                         51,804         51,805
    Provision for losses on accts. receivable            34,781        111,249
    Stock issued for compensation                        18,750
    Deferred federal taxes                               62,325         19,400
  Change in assets and liabilities
    Trade receivables                                   419,046       (745,057)
    Inventories                                         271,776       (364,370)
    Prepd. expenses & other curr. assets                 33,479       (114,745)
    Accounts payable                                   (629,249)      (252,250)
    Accrued expenses                                   (389,960)      (254,321)
    Federal income taxes payable                         23,782       (115,238)
    Deferred compensation                               (77,622)      (164,710)
    Other assets                                                         4,027
                                                    ------------   ------------
                               TOTAL ADJUSTMENTS        259,787     (1,421,147)
                        NET CASH FROM OPERATIONS      1,141,788       (515,112)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (172,727)      (156,166)
  Purchase of cash surrender value                     (133,417)      (154,049)
  Proceeds from note receivable                          66,567         65,249
  Cum. effect of currency translation                   (30,026)       (18,435)
  Investment in joint venture                          (333,183)
                                                    ------------   ------------
                                                       (602,786)      (263,401)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                          2,700,000      3,150,000
  Payments of principal on debt                      (2,920,069)    (2,463,277)
  Net borrowing under line-of-credit                    (23,483)       104,226
  Dividend paid                                        (357,271)      (350,628)
  Cash received on option exercise                                     131,950
                                                    ------------   ------------
                                                       (600,823)       572,271
                              NET CHANGE IN CASH        (61,821)      (206,242)
CASH AT BEGINNING OF PERIOD                             108,587        211,041
                                                    ------------   ------------
CASH AT END OF PERIOD                             $      46,766  $       4,799
                                                    ============   ============
CASH PAID DURING PERIOD FOR:
  Income taxes                                    $     355,000  $     415,647
  Interest                                        $     327,262  $     166,881


    See accompanying notes to the consolidated financial statements and accountants' review report.






Report of Independent Accountants



To the Board of Directors
Chase Corporation
Braintree, Massachusetts



We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiary as of February 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of six months ended February 29, 1996 and February 28, 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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



/s/Livingston & Haynes, P.C.
Wellesley Hills, Massachusetts
March 25, 1996












CHASE  CORPORATION                      SECURITIES AND EXCHANGE COMMISSION



                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


April 9, 1996


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

Note C - Income per Share of Common Stock

     Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares and share equivalents outstanding used in determining primary per share results was 3,746,081 for the period of six months ended February 29, 1996. Earnings per share on a fully diluted basis are calculated on 3,749,464 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Stock Issued for Compensation

     The Company issued 150,000 shares of common stock restricted as to sale to its president. The fair market value of the stock at time of grant is being amortized over the nine year vesting period. The restriction on sale is removed at the end of nine years subject to certain service requirements.

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









CHASE CORPORATION                       SECURITIES AND EXCHANGE COMMISSION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Results of Operations
     Net revenues for the second quarter and first half of 1996 increased by 5% over the comparable periods in 1995. This increase is primarily the result of the steady growth in sales by the Webster facility of the Chase and Sons division. The increase was somewhat offset by the reduction of sales related to the commercial construction market.

     The increase in the cost of products sold for the second quarter and the first half of the current year over the same periods last year was largely volume related. This increase was also affected by changes in our sales mix thereby causing increased raw material costs. For the first half as a percent of sales, the increase was 1.5%. The Company's products are largely mature and some are highly competitive which result in low margins. Competitive pressure prevents us from being able to recover all our material price increases from our customers.

     Selling and administrative expenses during the current year are about the same as the prior year while as a percent of sales have decreased by 1.6%.

     Interest expense increased during the comparable periods as a result of increased borrowing related to acquisitions and the stock repurchase in July, 1995.

     The interest expense and changes in product mix for the current period to date, when compared to last year, is the primary reason for the reduction in income. During the last quarter, the interest cost increase was more than offset by additional profitability related to an increase in sales and certain cost reductions within the selling and administrative expenses.

     The effective tax rate for 1996 is somewhat lower as a result of export sales through our Chase Export Corporation subsidiary. Last year the rate was lower because of the increased export sales and also tax benefits received during the second quarter from the exercise of non-qualified stock options.

     Income from minority interest during the current period relates to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.

Liquidity and Sources of Capital
     The ratio of current assets to current liabilities was 2.0 at the end of the second quarter of 1996, compared to 1.8 at the prior year end. The improved ratio is largely the result of a reduction to payables that were associated with increased sales during the last quarter of fiscal 1995.

     Long-term debt decreased $214,800 from the prior year end while total liabilities, inclusive of long-term debt, decreased $1,300,000. This improvement is primarily the result of improved cash flow from operations.

     The Company had $1,440,000 in unused available credit at February 29, 1996 under its credit arrangement with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.
























ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601



Subsection          Description of Exhibit        State     Page Number

               Pursuant to reg. S-K item 601
               no exhibits are required.




     (b)  Reports on Form 8-K

          No 8-K reports were filed during the three months ended
          February 29, 1996.

          No financial statements were filed during the three months ended February 29, 1996.



                                   Pursuant to the requirements ofthe
                                   Securities Exchange Act of 1934, the
                                   registrant has duly caused this report
                                   to be signed on its behalf by the
                                   undersigned thereunto duly authorized.

                                        CHASE CORPORATION



                                        /s/ Peter R. Chase
                                        Peter R.Chase, President & CEO





Dated:    April 9, 1996