Form 10-Q
period 1996-05-31
CHASE CORP
filed 1996-07-09
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended May 31, 1996   Commission File Number:1-9852


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

                                        Yes  X      No









Common Shares Outstanding as of June 30, 1996             3,609,292


        PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

                 ASSETS                        May 31      Aug.31
                                                1996        1995
                                            (UNAUDITED) (AUDITED)
CURRENT ASSETS
  Cash                                 $     203,205  $    108,587
  Trade receivables,less allowance
    for doubtful accounts of $147,684
    $95,500 respectively                   5,681,695     5,808,641
    Note receivable from related party       208,286       207,166
  Inventories(Note B)
    Finished and in process                1,919,441     1,647,181
    Raw materials                          1,689,541     3,145,151
                                        ------------   -----------
                                           3,608,982     4,792,332
  Prepaid expenses & other curr assets       196,075       402,774
  Deferred federal taxes                     156,886       179,886
                                        ------------   -----------
  TOTAL CURRENT ASSETS                    10,055,129    11,499,386

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                      312,332       384,490
  Buildings                                1,730,506     2,455,077
  Machinery & equipment                    9,623,897     9,568,270
  Construction in progress                   161,828        44,346
                                        ------------   -----------
                                          11,828,563    12,452,183
  Less allowance for depreciation          7,633,029     7,733,414
                                        ------------   -----------
                                           4,195,534     4,718,769
OTHER ASSETS
  Note receivable from related party         416,754       517,975
  Excess of cost over net assets of
   acquired businesses less amortization      81,394        85,337
  Patents, agreements and trademarks
    less amortization                      1,262,059     1,335,822
  Cash surrender value of life ins. net    1,580,204     1,397,822
  Deferred federal taxes                         880        58,205
  Investment in joint venture              1,191,102       382,270
  Other                                        7,000         7,000
                                         -----------   -----------
                                           4,539,393     3,784,431
                                         -----------   -----------
                                       $  18,790,056  $ 20,002,586
                                        ============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY           May 31        Aug.31
                                                1996          1995
                                          (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Accounts payable                     $   1,648,030  $  2,911,293
  Notes payable                               91,325        81,851
  Accrued expenses                         1,567,555     1,635,060
  Accrued pension expense - current          384,556       384,556
  Federal income taxes                       (21,399)      (42,510)
  Deferred compensation                      302,216       302,216
  Current portion of L.T. debt             1,207,175     1,208,726
                                         ------------   -----------
  TOTAL CURRENT LIABILITIES                5,179,458     6,481,192

LONG-TERM DEBT, less current portion       5,771,870     6,464,260
Long-term deferred compensation
    obligations                              251,517       367,950

ACCRUED PENSION EXPENSE                      137,200       284,832

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 4,634,401 shares at
  May 31, 1996 and 4,459,848 shares at
  Aug. 31, 1995 respectively                 463,440       445,985
  Additional paid-in capital               2,694,942     2,674,897
  Treasury Stock, 1,037,693 shares at
    May 31, 1996, and August 31, 1995     (3,990,400)   (3,990,400)
  Cum. G/(L) on currency translation        (106,740)      (79,030)
  Retained earnings                        8,388,769     7,352,900
                                         ------------   -----------
                                           7,450,011     6,404,352
                                        ------------   -----------
                                       $  18,790,056  $ 20,002,586
                                        ============   ===========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.



                                               CHASE CORPORATION
                                     STATEMENT OF CONSOLIDATED OPERATIONS
                                                  (UNAUDITED)

                                      Nine Months Ended          Three Months End
                                   May 31       May 31         May 31       May 31
                                    1996         1995           1996         1995
Sales                          $ 24,570,987 $ 23,817,965   $  8,673,573 $  8,694,676
Comm. and other income              277,921      264,037        106,368       76,381
Interest                             58,488       36,511         15,752       11,556
                                 -----------  -----------    -----------  -----------
                                 24,907,396   24,118,513      8,795,693    8,782,613
Cost and Expenses
  Cost of products sold(Note B)  16,811,956   16,292,604      5,881,525    6,107,029
  Sell.,gen. and admin. expen.    5,458,260    5,483,388      1,977,069    1,922,179
  Bad debt expense                   64,500       45,000         21,500       15,000
  Interest expense                  488,972      252,519        161,709       85,638
                                 -----------  -----------    -----------  -----------
                                 22,823,688   22,073,511      8,041,803    8,129,846

Income before income taxes        2,083,708    2,045,002        753,890      652,767

Income taxes                        749,400      743,500        268,400      257,300
                                 -----------  -----------    -----------  -----------
Income from operations            1,334,308    1,301,502        485,490      395,467
Income from minority interest        58,832                      25,649
                                 -----------  -----------    -----------  -----------
                               $  1,393,140 $  1,301,502   $    511,139 $    395,467
                                 ===========  ===========    ===========  ===========
Income per share
   of Common Stock
  Primary                      $      0.371 $      0.283   $      0.136 $      0.086
                                 ===========  ===========    ===========  ===========

  Fully Diluted                $      0.371 $      0.283   $      0.136 $      0.086
                                 ===========  ===========    ===========  ===========



      See accompanying notes to the consolidated financial statements and accountants' review report.




                                          CHASE CORPORATION
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)
                                     9 MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995

                                                                                                     Cummulative
                            Common Stock        Additional                                        Effect of      Total
                            Shares               Paid-In      Treasury Stock       Retained     Currency    Shareholders
                            Issued     Amount    Capital      Shares    Amount      Earnings   Translation     Equity
Balance @ Aug. 31, 1994    4,362,848 $ 436,285 $ 2,555,658                        $ 5,775,693  $  (116,929) $ 8,650,707

Curr. translation adjmt.                                                                             3,227        3,227
Exer.of stock options         97,000     9,700     122,250                                                      131,950
Net Income for 9 months                                                             1,301,502                 1,301,502
Dividends paid in cash
 $.08 a share on
   common stock                                                                      (350,628)                 (350,628)
                           ----------  --------  ---------- ---------- ----------  ----------  -----------  ------------
Balance @ May 31, 1995     4,459,848   445,985   2,677,908                          6,726,567     (113,702)   9,736,758

Curr. translation adjmt.                                                                            34,672       34,672
Exer.of stock options                               88,520                                                       88,520
Purch.of treasury stock                                      1,302,693   (5,009,431)                         (5,009,431)
Sale of treasury stock                             (91,531)   (265,000)   1,019,031                             927,500
Net Income for 3 months                                                               626,333                   626,333
                           ----------  --------  ----------  ----------  -----------  ---------- ---------- -----------
Balance @ Aug. 31, 1995    4,459,848   445,985   2,674,897   1,037,693   (3,990,400)7,352,900      (79,030)   6,404,352

Curr. translation adjustment                                                                       (27,710)     (27,710)
Stock issued for compensation174,553    17,455     657,545                                                      675,000
Unvested stock based comp.                        (675,000)                                                    (675,000)
Amort.of stock based comp.                          37,500                                                       37,500
Net Income for 9 months                                                               1,393,140               1,393,140
Dividends paid in cash
  $.10 a share on
   common stock                                                                        (357,271)               (357,271)
                           ----------  --------  ----------  ----------  -----------  ---------- ---------- ------------
Balance @ May 31, 1996     4,634,401 $ 463,440 $ 2,694,942   1,037,693 $ (3,990,400)$ 8,388,769  $ (106,740)$ 7,450,011
                           ==========  ========  ==========  ==========  ===========  ========== =========== ===========

                              See accompanying notes to the consolidated financial statements and accountants' review report.






    CONSOLIDATED STATEMENT OF CASH FLOWS
                   (UNAUDITED)
                                                  Nine Month Ended
                                                 May 31      May 31
                                                  1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                   $ 1,393,140 $ 1,301,502
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Gain on Sale of Fixed Assets                  (40,000)
Depreciation                                      660,982     625,668
    Amortization                                   77,707      77,707
    Provision for losses on accts. receivable      52,184      37,608
    Stock issued for compensation                  37,500
    Deferred federal taxes                         80,325      32,030
  Change in assets and liabilities
    Trade receivables                              74,762  (1,192,303)
    Inventories                                 1,183,350  (1,032,711)
    Prepd. expenses & other curr. assets          206,699    (115,043)
    Accounts payable                           (1,263,263)    829,090
    Accrued expenses                             (222,691)   (269,302)
    Federal income taxes payable                   21,111    (132,700)
    Deferred compensation                        (116,433)   (247,065)
    Other assets                                                4,027
                                              ------------ -----------
                         TOTAL ADJUSTMENTS        752,233  (1,382,994)
                  NET CASH FROM OPERATIONS      2,145,373     (81,492)
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                           (212,843)   (275,810)
  Purchase of cash surrender value               (182,382)   (240,311)
  Proceeds from note receivable                   100,101      98,120
  Cum. effect of currency translation             (27,710)      3,227
  Investment in joint venture                    (808,832)
  Proceeds of Sale of Fixed Assets                122,649
                                              ------------ -----------
                                               (1,009,017)   (414,774)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                    3,400,000   4,350,000
  Payments of principal on debt                (4,093,941) (3,833,657)
  Net borrowing under line-of-credit                9,474      14,592
  Dividend paid                                  (357,271)   (350,628)
  Cash received on option exercise                            131,950
                                             ------------ ------------
                                               (1,041,738)    312,257
                        NET CHANGE IN CASH         94,618    (184,009)
CASH AT BEGINNING OF PERIOD                       108,587     211,041
                                              ------------ -----------
CASH AT END OF PERIOD                       $     203,205 $    27,032
                                             ============ ===========
CASH PAID DURING PERIOD FOR:
  Income taxes                              $     475,200 $   580,147
  Interest                                  $     488,972 $   252,519

   See accompanying notes to the consolidated financial statements and accountants' review report.



                        ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Braintree, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiary as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of nine months ended May 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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



/S/ LIVINGSTON & HAYNES, P.C.
Wellesley Hills, Massachusetts
June 24, 1996




CHASE CORPORATION              SECURITIES AND EXCHANGE COMMISSION


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT


July 9, 1996


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

Note C - Income per Share of Common Stock

    Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares and share equivalents outstanding used in determining primary per share results was 3,750,679 for the period of nine months ended May 31, 1996. Earnings per share on a fully diluted basis are calculated on 3,760,074 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Stock Issued for Compensation

    The Company issued 150,000 shares of common stock restricted as to sale to its president. The fair market value of the stock at time of grant is being amortized over the nine year vesting period. The restriction on sale is removed at the end of nine years subject to certain service requirements.

Note E - Review by Independent Public Accountant

    The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures. Based upon such review, no adjustments or additional disclosures were recommended. Letter from the independent public accountant is included as a part of this report.


Results of Operations

     Net revenues increased 3% for the nine months ended May 31, 1996 versus the same period last year. Third quarter revenues were basically unchanged when compared to the similar period last year. The Webster facility of the Chase and Sons division continues to provide steady growth during the period to date. This is somewhat offset by the difficult wire and cable market in Canada and some softness in products sold into the commercial construction market.

     The increase in the cost of products sold during the nine months of the current year over the same period last year is largely volume related. During the third quarter the reduction to cost of products generally relates to a more favorable product mix. As a percent of sales, during the period to date, the rate was unchanged. The Company's products are largely mature and some are highly competitive which could result in low margins. Competitive pressure prevents us from being able to recover all our material price increases from our customers.

     Selling and Administrative expenses during the current year are about the same as the prior year while as a percent of sales have decreased by almost 1%.

     Interest expense increased during the comparable periods as a result of increased borrowing associated with acquisitions and the stock repurchase in July 1995.

     Changes in the product mix for the third quarter, when compared to last year, caused lower raw material costs and the improvement to profits. As a result, operating income improved by over 20% in the quarter. This improvement and the income from our minority interest are the primary reasons for the improvement in our income for the current period to date.

     The effective tax rate when compared to the applicable tax rate for both 1996 and 1995 are lower resulting from the benefits of export sales through our Chase Export Corporation subsidiary.

     Income from minority interest during the current period relates to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.



Liquidity and Sources of Capital

     The ratio of current assets to current liabilities was 1.9 at the end of the third quarter of 1996, compared to 1.8 at the prior year end. The improvement in the ratio is largely the result of a reduction to payables which is somewhat offset by a reduction in inventory that were associated with increased sales during the last quarter of fiscal 1995.

     Long-Term debt decreased $692,000 from the prior year end while total liabilities, inclusive of long-term debt, decreased
$2,240,000. This improvement is primarily the result of improved cash flow from operations.

     The Company had $1,540,000 in unused available credit at May 31, 1996 under its credit arrangement with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.






ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601



Subsection      Description of Exhibit        State   Page Number

                 Pursuant to reg. S-K item 601
                 no exhibits are required.




    (b)Reports on Form 8-K

        No 8-K reports were filed during the three months ended
        May 31, 1996.

        No financial statements were filed during the three months ended May 31, 1996.


                              Pursuant to the requirements of the
                              Securities Exchange Act of 1934,
                              the registrant has duly caused this
                              report to be signed on its behalf
                              by the undersigned thereunto duly
                              authorized.

                                 CHASE CORPORATION



                                 /s/ Peter R.Chase
                                  Peter R.Chase, President & CEO





Dated: July 9, 1996