Form 10-K
period 1996-08-31
CHASE CORP
filed 1996-11-26
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C., 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended August 31, 1996    Commission File Number: 1-9852

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

Common Stock, $.10 par value                 American Stock Exchange
(Title of class)                        Name of each exchange on which
                                   registered

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

                                        Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of October 31, 1996, the Company had outstanding 3,809,630 shares of common stock, $.10 par value, which is its only class of common stock; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $27,381,000.

                    DOCUMENT INCORPORATED BY REFERENCE

The registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on January 21, 1997, is incorporated by this reference into items 10-13 hereof.













                              PART I

Item 1.   Business.

General Development and Industry Segment.
     Chase Corporation (the "Company") is primarily engaged in the manufacture of protective coatings and tape products. The Company implemented a strategy of focusing its direction towards its core businesses which resulted in the divesting of its elastomeric materials division and the discontinuance of the fuel technology products and services division during fiscal 1991. During 1992, a facility that manufactures tape and related products in Webster, Massachusetts became operational. In April 1992, the Company acquired certain tape product lines and associated assets for cash from The Stewart Group, Ltd. This division, Chase Canada, maintains manufacturing operations in Winnipeg, Manitoba, Canada. Effective May 25, 1994, the Company purchased the electrical cable insulation tape product lines and certain associated assets from Haartz Mason, Inc. and these products were folded into the Chase
& Sons division. On June 5, 1995, the Company formed a joint venture with the Stewart Group, Ltd. which was called The Stewart Group, Inc. This venture produces a variety of dielectric strength members from composite materials and sold into the fiber optic cable market. The original investment was increased on February 1, 1996. The additional investment enabled the venture to purchase equipment and a license in order to broaden its opportunities.
The Company now owns 42% of this venture. On June 29, 1995, certain assets of Fluid Polymers, Inc. of Las Vegas, Nevada were acquired and then relocated to the Royston facility. On June 11, 1996, the Company acquired a 20% interest in Wireless, Inc. a provider of telecommunications services. In a continuance of a strategy of selective investments, on August 27, 1996 announced the purchase of a 20% interest in D. C. Scientific, which provides circuit board assembly services to electronic goods manufacturers, and a 32% interest in webpa.com, an internet software developer. There have no been any other material changes or developments since September 1, 1996.

     As of October 31, 1996, the Company employed approximately 139 people.

Products and Markets.
     The Company's principal products are protective coatings and tape products that are sold by Company salespeople and manufacturers' representatives. These products consist of: (i)insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii)protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities, and pipeline companies; (iii)protectants for highway bridge deck metal surfaces sold to municipal transportation authorities; (iv)thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers; and (v)moisture protective coatings that are sold to the electronics industry. There are no material seasonal aspects to the Company's business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets.

Backlog, Customers and Competition.
     As of October 31, 1996, the backlog of orders believed to be firm was about $1,654,000, all of which is expected to be filled in fiscal year 1997. As of October 31, 1995 the backlog was approximately $1,409,000. The backlog is not seasonal. The Company does not do business with any customer the loss of which would have a material adverse effect on the Company and no material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.
     Many companies manufacture or sell protective coatings and tape products similar to those of the Company, some of which companies are larger and have greater financial resources than the Company. Competition is principally based on technical performance, service reliability, quality and price.

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

Working Capital and Research and Development.
     There are no special practices followed by the Company relating to working capital. Approximately $502,000, $511,000 and $594,000 was spent for Company-sponsored research and development during the fiscal years 1996, 1995 and 1994, respectively.

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

     During 1993 to 1995, Pennsylvania DEP has conducted an investigation of the site, has completed a surface cleanup, and has proposed a permanent remedy. Pennsylvania DEP has notified the Company that it may be a person responsible under Pennsylvania law to contribute to the costs of those activities. During 1995, Pennsylvania DEP suggested that the Company contribute an amount toward the costs of the investigation and the surface cleanup in an attempt to settle with the Company. On July 18, 1996, the Pennsylvania DEP sent a settlement proposal to Chase requesting a payment of $335,000 to resolve all of Chase's potential liabilities to the State of Pennsylvania at the Bruin site. While the amount proposed is not deemed material, the Company still believes that the work previously performed to remedy the spill terminated its liabilities and therefore declined the proposal.

     The Company remains in communication with Pennsylvania DEP, and expects that it will eventually determine that the Company resolved any potential liability at the site by its response to the 1991 spill.

     See also Legal Proceedings Caption.

Financial Information about Foreign and Domestic Operations and Export Sales.
     Export sales from continuing domestic operations to unaffiliated third parties were $3,594,000, $2,764,000 and $2,486,000 for the years ended August 31, 1996, 1995 and 1994, respectively. The Company does not anticipate any material change to export sales during fiscal 1996. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues. The Company's Canadian operations accounted for 6.3% of consolidated sales and 8.3% of its assets.

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

Name                Age  Offices Held and Business Experience during Past
                         Five Years.
Peter R. Chase       48   Chief Executive Officer of the Company since
                          September 1993 and President of the Company since
                          April 1992; Chief Operating Officer of the Company since September 1988.


Everett Chadwick,Jr. 55   Treasurer of the Company since September 1993 and
                          Chief Financial Officer since September 1992;
                          Director of Finance of the Company from April 1991 to August 1993 and Controller of the Company from September 1988 to August 1993.



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

     The Canadian division of the Company is engaged in the process of laminating and slitting film, foils and papers primarily for the wire and cable industry. This division leases about 14,000 square feet of manufacturing space in a modern building in Winnipeg, Manitoba, Canada.

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

     The Company is investigating the defenses available to it in connection with all these matters and its rights against its supplier. Although the Company cannot predict whether any of these claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

     See also Environmental Disclosures Caption.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's last fiscal year.

                                  PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

     The Company's common stock is traded on the American Stock Exchange (symbol CCF). The approximate number of record holders of the Company's common stock on October 31, 1996 was 918.

     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:

                Year ended August 31, 1996   Year ended August 31, 1995
                       Sales Price              Sales Price

Quarter Ended        Low      High           Low       High
November 30        5 1/4    4 5/16         3 13/16   2 7/8

February 28        5 5/8    4 1/16         4 1/8     3 1/2

May 31             5 3/8    4 1/4          3 9/16    3 1/4

August 31          7        5 1/4          4 3/4     3 1/8

     The Company paid cash dividends of fifteen cents ($0.15) per share on November 30, 1996 and ten cents ($0.10) per share on November 30, 1995 to shareholders of record of the Company's common stock on October 31, 1996 and October 31, 1995, respectively.


Item 6.  Selected Financial Data.

                                  1996        1995        1994        1993        1992
Net Sales and other           $34,366,029 $32,734,893 $28,654,421 $25,894,603   $23,124,157
 operating revenues

Income from continuing          2,194,985   1,907,884   1,608,621   1,039,866     1,340,749
 operations before
 extraordinary items

Equity in earnings                 82,965      19,951         ---         ---         ---
of unconsolidated
 joint venture

Net (Loss) from                      ---         ---         ---         ---       (119,790)
discontinued operations

Income before cumulative        2,277,950   1,927,835   1,608,621   1,039,866      1,220,959
 effect of accounting
 change

Cumulative effect of                 ---         ---         ---         ---           6,164
 change in method of
 accounting for income
 taxes

Net Income                     2,277,950   1,927,835   1,608,621   1,039,866       1,227,123

Total Assets                  19,786,827  20,002,586  18,134,618  14,747,462      14,651,492

Long-term debt and             4,481,071   6,464,260   2,897,976   1,772,080       1,150,000
 capital leases

Per Common Share:

Income per share                  .61         .43         .35         .24             .28
  fully diluted

Cash dividends*                   .15         .10         .08         .06             .05


   *Single annual payments declared and paid subsequent to fiscal year end.











Item 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

                       SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                                  STATEMENTS OF OPERATIONS

                                     Years Ended August 31,
                                           1996        1995        1994
                                             (Dollars in thousands)

Net revenue................................ $34,366     $32,735     $28,654

Net Income................................. $ 2,278     $ 1,928     $ 1,609

Increase in net revenue from previous
             year

   Amount.................................. $ 1,631    $  4,081     $ 2,760

   Percentage..............................      5%         14%        11%

Increase in net income from
   previous year........................... $   350    $    319     $   569


Percentage of net revenue:

   Net revenue.............................   100.0%      100.0%      100.0%

   Expenses:
   Cost of Sales...........................    66.0        67.1        65.3

   Selling, general and
      administrative expenses..............    22.1        22.2        24.1

   Other expenses..........................     1.7         1.2         1.2

   Income before income taxes..............    10.2         9.5         9.4

   Provision for income taxes..............     3.6         3.6         3.8

   Net Income..............................     6.6%        5.9%        5.6%















Results of Operations

   Total revenues for fiscal 1996 increased 5% to $34.4 million when compared to $32.7 million in 1995. The increase was largely due to the steady growth of sales from the Webster facility of the Chase & Sons division which utilizes 100% solids technology to produce shielding tapes for the wire and cable market. We also received some benefit from increased revenue generated as a result of the Fluid Polymers acquisition along with some continued strengthening of the Company's international sales. Our more traditional product lines were basically unchanged when compared to the prior period.

   The sales increase during fiscal 1995, as compared to 1994 was largely due to the Haartz Mason product line acquisition, an increased share of the market for shielding tapes used in electronic data cables and improved sales of Megolon , a product sold through a distributorship agreement. The Humiseal division growth was related to the growing demand for its products in non-defense applications. These were somewhat offset by lower sales from Chase Canada as these markets remained very soft and have gone through a state of transition and consolidation.

   The dollar value of cost of products was higher in fiscal 1996 compared to both 1995 and 1994. To a large extent, these increases were volume related. As a percent of sales, cost of products decreased to 66.8% in 1996 from 67.9% in 1995, an increase from 1994 which was 66.6%. During the past fiscal year, lower raw material costs were somewhat offset by increases of some manufacturing expenses. Direct labor remained about the same. Competitive pressures prevent the company from recovering any price increases from customers. Fiscal 1995 costs were higher largely because of raw material shortages and related price increases.

   Selling and administrative expenses in 1996 increased by $316,000 and $699,000 when compared to 1995 and 1994, respectively. However, as a percent of sales, 1996 was about the same as 1995 and was 2.1% lower than the previous year. A significant portion of these increases relate to the costs associated with increased levels of sales.

   Bad debt expense for 1996 and 1995 was considerably lower and more normal when compared to 1994. Fiscal 1994 provided for write-offs and reserves established on certain accounts affected during a previously difficult economic environment.

   Interest expense increased to $595,000 in 1996 from $396,000 in 1995.
About 40% of our 1996 interest expense was related to the obligation associated with the repurchase of shares and the buy out of a Consulting and Non-Compete Agreement from a retired officer of the company. Interest expense in 1995 was higher than fiscal 1994 due to higher rates of interest, increased debt related to outside investments and the carrying cost of certain inventory items where shortages were anticipated. Some interest expense is offset by interest income earned from the note receivable acquired as a result of the elastomeric material division sale. The Company continues to benefit from low borrowing rates from its lender providing funds at its bank's prime rate or a LIBOR - based rate, whichever is lower.

   The continued solid operating performance over the past few years has been a result of management's ability to respond quickly to business issues and market opportunities while employing tight cost containment policies where required. Management will continue this approach of maximizing our current businesses and at the same time seeking out future opportunities through selective acquisitions.

   The federal tax rates for the fiscal years 1996, 1995 and 1994 are slightly lower when compared to the applicable rates because of the export sales through the Chase Export Corporation subsidiary.

Liquidity and Sources of Capital.
   Cash flow generated from operations was $4,419,000 in 1996 as compared to $157,000 in 1995. During 1996, the primary asset change was the reduction to inventory. Last year's cash flow was reduced because of the decision to increase inventory to reduce exposure to price increases and shortages, increased receivables related to higher sales during the end of the fiscal year and cash associated with the early buyout of the Consulting and Non-Compete Agreement of a retired officer of the Company.

   The ratio of current assets to current liabilities was 1.6 at the end of the current fiscal year, compared to 1.8 and 1.6 at the end of the 1995 and 1994 fiscal years.

   The unused available long-term credit amounted to $2,440,000 at August 1996, compared to $1,840,000 at August 1995. Effective September 11, 1996 the Company's maximum credit availability was increased $1,000,000 to the amount of $6,000,000. The Company will utilize this facility to help finance its interim needs in the coming year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

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




                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

   See the List of Financial Statements and Schedules included in this report for a list of the financial statements and schedules included with this report and see the Exhibit Index included in this report for a list of the exhibits required to be filed with this report. The Company did not file any reports on Form 8K during the fourth quarter of its most recent fiscal year. Copies of any of the exhibits are available to beneficial shareholders as of the record date (December 1, 1996) without charge upon written request to the Investor Relations Department, Chase Corporation, 50 Braintree Hill Park, Braintree, Massachusetts 02184.


                                SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE CORPORATION
                                                                Date



By /s/ Peter R. Chase             President and               November 22, 1996
  Peter R. Chase                  Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   Capacity                  Date
By /s/ Peter R. Chase              President, Chief          November 22, 1996
  Peter R. Chase                   Executive Officer and
                                   Director (Principal
                                   Executive Officer)



By /s/ Everett Chadwick, Jr.       Treasurer and Chief       November 22, 1996
  Everett Chadwick, Jr.            Financial Officer
                                   (Principal Financial
                                   and Accounting Officer)



By /s/ Edward L. Chase             Director                  November 22, 1996
  Edward L. Chase



By /s/ William H. Dykstra          Director                  November 22, 1996
  William H. Dykstra



By /s/ George M. Hughes            Director                  November 22, 1996
  George M. Hughes



By /s/ Ronald Levy                 Director                  November 22, 1996
  Ronald Levy



By /s/ Ernest E. Siegfriedt, Jr.   Director                  November 22, 1996
  Ernest E. Siegfriedt, Jr.


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

                List of Financial Statements and Schedules

Report of Independent Certified Public Accountants.................... 13

Consolidated Balance Sheets as of August 31, 1996 and
     August 31, 1995.................................................  14

Consolidated Statements of Operations for each of the three
     fiscal years in the period ended August 31, 1996................  16

Consolidated Statements of Shareholders' Equity for each of
     the three fiscal years in the period ended August 31, 1996......  17

Consolidated Statements of Cash Flows for each of the three
     fiscal years in the period ended August 31, 1996................  18

Notes to Consolidated Financial Statements...........................  19

     Schedules:

         VIII-Valuation and Qualifying Accounts and Reserves.........  33








                        INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Chase Corporation
Braintree, Massachusetts


     We have audited the consolidated balance sheets of Chase Corporation and subsidiary as of August 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three year period ended August 31, 1996 and the schedule VIII, Valuation and Qualifying Accounts and Reserves. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Corporation and subsidiary at August 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each year in the three year period ended August 31, 1996, in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.



/s/ LIVINGSTON & HAYNES, P.C.
Wellesley Hills, Massachusetts
October 16, 1996

                       CHASE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                           AUGUST 31, 1996 AND 1995



                                    ASSETS

                                                       1996            1995
CURRENT ASSETS
  Cash                                            $   191,429     $   108,587
  Trade receivables, less allowance for doubtful
    accounts of $127,500 and $95,500, at August 31,
    1996 and 1995, respectively                     5,770,152       5,808,641
  Inventories:
    Finished and in process                         1,073,226       1,647,181
    Raw materials                                   2,599,427       3,145,151
                                                    3,672,653       4,792,332

  Prepaid expenses                                    104,862         302,191
  Other current assets                                167,764         100,583
  Note receivable from related parties,
    current portion                                   208,966         207,166
  Deferred income taxes                               148,886         179,886

                       TOTAL CURRENT ASSETS        10,264,712      11,499,386

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                               322,423         384,490
  Buildings                                         1,758,538       2,455,077
  Machinery and equipment                           9,839,816       9,568,270
  Construction in progress                              4,639          44,346
                                                   11,925,416      12,452,183
  Less allowances for depreciation                  7,741,587       7,733,414
                                                    4,183,829       4,718,769

OTHER ASSETS
  Excess of cost over net assets of acquired
    businesses, less amortization                      80,080          85,337
  Patents, agreements and trademarks, less
    amortization                                    1,237,160       1,335,822
  Cash surrender value of life insurance, net of
    loans of $158,049 at August 31, 1996 and 1995   1,658,288       1,397,822
  Deferred income taxes                                18,978          58,205
  Note receivable from related parties                309,042         517,975
  Investments in minority interests                 2,027,735         382,270
  Other                                                 7,000           7,000
                                                    5,338,283       3,784,431

                                                  $19,786,824     $20,002,586
                                                  ===========     ===========

       See accompanying notes to the consolidated financial statements.


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                1996            1995
CURRENT LIABILITIES
  Accounts payable                                $ 2,370,616     $ 2,911,293
  Note payable to bank                                   -             81,851
  Accrued payroll and other compensation              837,989         803,642
  Accrued pension expense - current                   389,322         384,556
  Other accrued expenses                            1,211,729         831,418
  Federal taxes payable                                67,261         (42,510)
  Deferred compensation                               302,216         302,216
  Current portion of long-term debt                 1,223,178       1,208,726

                 TOTAL CURRENT LIABILITIES          6,402,311       6,481,192

LONG-TERM DEBT, less current portion                4,481,071       6,464,260

DEFERRED COMPENSATION                                 217,539         367,950

ACCRUED PENSION EXPENSE                               227,968         284,832

COMMITMENTS (See Note G)                                 -               -

CONTINGENCIES (See Note L)                               -               -

SHAREHOLDERS' EQUITY
  First Serial Preferred Stock,
    par value $1.00 a share:
      Authorized 100,000 shares; none issued              -              -
  Common Stock, par value $.10 a share:
    Authorized 10,000,000 shares;
      issued and outstanding 4,676,397 and
      4,459,848 shares at August 31, 1996
      and 1995, respectively                          467,640         445,985
  Additional paid-in capital                        2,815,216       2,674,897
  Treasury Stock, 1,037,693 shares of Common
    Stock at August 31, 1996 and 1995              (3,990,400)     (3,990,400)
  Cumulative effect of currency translation          (108,100)        (79,030)
  Retained earnings                                 9,273,579       7,352,900
                                                    8,457,935       6,404,352

                                                  $19,786,824     $20,002,586
                                                  ===========     ===========




                       CHASE CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



                                      1996                 1995           1994
Revenue:
  Sales                               $33,948,292     $32,332,541    $28,090,221
  Commissions and other income            349,103         345,898        524,619
  Interest                                 68,634          56,454         39,581
                                       34,366,029      32,734,893     28,654,421

Costs and expenses:
  Costs of products and services sold  22,695,744      21,957,684     18,716,114
  Selling, general and administrative
    expenses                            7,590,223       7,274,612      6,890,894
  Bad debt expense                         42,731          23,815        126,568
  Interest expense                        594,746         396,020        223,321
                                       30,923,444      29,652,131     25,956,897

INCOME FROM CONTINUING OPERATIONS
              BEFORE INCOME TAXES       3,442,585       3,082,762      2,697,524

Income taxes                            1,247,600       1,174,878      1,088,903

           INCOME FROM OPERATIONS       2,194,985       1,907,884      1,608,621

Equity in earnings of unconsolidated
  joint venture                            82,965          19,951           -

                       NET INCOME     $ 2,277,950     $ 1,927,835    $ 1,608,621
                                      ===========     ===========    ===========


Income from operations
  per share of Common Stock
    Primary                                $ .58           $ .43           $ .36
                                           =====           =====           =====
    Fully diluted                          $ .58           $ .42           $ .35
                                           =====           =====           =====


Net income per share of Common Stock
    Primary                               $ .61           $ .43            $ .36
                                          =====           =====            =====
    Fully diluted                         $ .61           $ .43            $ .35
                                          =====           =====            =====


       See accompanying notes to the consolidated financial statements.



                                      CHASE CORPORATION AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996
                                                                                       CUMULATIVE
                                         ADDITIONAL                                    EFFECT OF
                         COMMON STOCK      PAID-IN     TREASURY STOCK       RETAINED    CURRENCY   SHAREHOLDERS'
                       SHARES     AMOUNT   CAPITAL       SHARES    AMOUNT   EARNINGS   TRANSLATION    EQUITY
Balance at August 31,
  1993               4,258,348   $425,835  $2,408,313      -     $    -      $4,422,573 $ (85,458)   $7,171,263
Cash dividend paid,
  $0.06 per share         -          -         -           -          -        (255,501)      -        (255,501)
Currency translation
  adjustment              -          -         -           -          -            -      (31,471)      (31,471)
Exercise of stock
   option              104,500     10,450     147,345      -          -            -          -         157,795
Net income                -          -         -           -          -       1,608,621       -       1,608,621
Balance at August 31,
  1994               4,362,848    436,285   2,555,658      -          -       5,775,693  (116,929)    8,650,707
Cash dividend paid,
  $0.08 per share         -          -         -           -          -        (350,628)      -        (350,628)
Currency translation
  adjustment              -          -         -           -          -            -       37,899        37,899
Exercise of stock
   options              97,000      9,700     210,770      -          -            -          -         220,470
Purchase of Treasury
  Stock                   -          -          -      1,302,693  (5,009,431)      -          -      (5,009,431)
Sale of Treasury Stock    -          -        (91,531)  (265,000)  1,019,031       -          -         927,500
Net income                -          -          -          -          -       1,927,835       -       1,927,835
Balance at August 31,
  1995               4,459,848    445,985   2,674,897  1,037,693  (3,990,400) 7,352,900   (79,030)    6,404,352
Cash dividend paid,
  $0.10 per share         -          -          -          -          -        (357,271)      -        (357,271)
Currency translation
  adjustment              -          -          -          -          -            -      (29,070)      (29,070)
Compensatory stock
  issuance             150,000     15,000      56,250      -          -            -          -          71,250
Exercise of stock
 options                66,549      6,655      84,069      -          -            -          -          90,724
Net income                -          -          -          -          -       2,277,950       -       2,277,950
Balance at August 31,
  1996               4,676,397   $467,640  $2,815,216  1,037,693 $(3,990,400)$9,273,579 $(108,100)   $8,457,935
                     =========   ========  ==========  ========= =========== ========== =========    ==========

                      See accompanying notes to the consolidated financial statements.


                       CHASE CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996

                                               1996           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $ 2,277,950    $ 1,927,835   $1,608,621
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                               775,571        741,869      679,138
      Amortization                               103,921        104,027       31,971
      (Gain) on sale of assets                   (40,000)          -        (100,239)
      Stock issued for compensation               56,250           -           -
      Increase (decrease) in provision
        for losses on trade receivables           32,000         (5,000)      25,500
      Tax effect of cashless option exercise     105,724           -           -
      Deferred federal tax                        70,227        251,463      122,000
      Change in assets and liabilities:
        Trade receivables                          6,489     (1,461,697)     178,310
        Inventories                            1,119,679     (1,000,449)      54,088
        Prepaid expenses                         197,329       (233,215)         862
        Other current assets                     (67,181)        16,098      (73,394)
        Other assets                                -             4,027        3,454
        Accounts payable                        (540,677)       746,740      (49,794)
        Accrued expenses                         362,560        157,535      509,043
        Federal taxes payable                    109,771       (202,116)     119,087
        Deferred compensation                   (150,411)      (889,801)    (286,220)
                   TOTAL ADJUSTMENTS           2,141,252     (1,770,519)   1,213,806
            NET CASH FROM OPERATIONS           4,419,202        157,316    2,822,427

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds of note receivable                    207,133        131,153      119,326
  Proceeds of asset sales                        122,649           -           4,500
  Capital expenditures including patents
    and agreements                              (323,282)      (602,479)  (1,697,918)
  Cumulative effect of currency translati on     (29,070)        37,899      (31,471)
  (Increase) decrease in net cash surrender
    value                                       (260,466)       828,371     (163,769)
  Investments in minority interests           (1,645,465)      (382,271)       -
  Note received from joint venture                 -           (362,319)       -
  Mortgage payments received                       -               -           2,100
                                              (1,928,501)      (349,646)  (1,767,232)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                   4,300,000     11,935,09     6,941,000
  Payments of principal on debt               (6,268,737)   (7,714,985)   (7,682,904)
  Net borrowing under line-of-credit             (81,851)       81,851       (41,690)
  Cash dividends paid                           (357,271)     (350,628)     (255,501)
  Cash received on options exercise                -           220,470       157,795
  Purchase of Common Shares for Treasury           -        (5,009,431)        -
  Sale of Common Shares from Treasury              -           927,500         -
                                              (2,407,859)       89,876      (881,300)
                  NET CHANGE IN CASH              82,842      (102,454)      173,895
CASH AT BEGINNING OF YEAR                        108,587       211,041        37,146

                 CASH AT END OF YEAR         $   191,429   $   108,587    $  211,041
                                             ===========   ===========    ==========
See Note M for supplemental cash flow data.

       See accompanying notes to the consolidated financial statements.


                       CHASE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



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

Products and Markets

       The Company's principal products are protective coatings and tape products that are sold in national and international markets. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities and pipeline companies; (iii) protectants for highway bridge deck metal surfaces which are sold to municipal transportation authorities; (iv) thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers, and (v) moisture protective coatings that are sold to the electronics industry.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

       For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

       Inventories are stated at first-in, first-out cost, which is not in excess of market.

Investment in Minority Interests

       The Company makes investments in closely held companies. These investments are recorded on the equity method reflecting the Company's original investment and a proportional interest in the net operations of these companies since no public quotations exist for these investments.






                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



NOTE A - ACCOUNTING POLICIES


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

Translation of Foreign Currency

       The financial position and results of operations of the Company's Canadian branch are measured using the Canadian dollar as the functional currency. Revenues and expenses of the branch have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or liquidation of its foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net income ($5,952 loss for the year ended August 31, 1996).






                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



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

Income Per Share of Common Stock

       Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of potential stock options. The number of shares used in the computation of primary income per share as restated was 3,759,467 at August 31, 1996, 4,474,854 at August 31, 1995 and 4,519,013 at
August 31, 1994. Fully diluted income per share was computed based upon 3,765,913 shares at August 31, 1996, 4,490,413 shares at August 31, 1995 and
4,544,623 shares at August 31, 1994.


NOTE B - NOTE RECEIVABLE

       The Company has advanced $362,319 to Stewart Group, Inc. of which it is a forty-two percent shareholder (see Note N), with an annual payment of CAN $100,000 and interest at Royal Bank of Canada prime rate.

       The Company has a note receivable from Avon Custom Mixing Service, Inc., the purchaser of its Avon Custom Mixing Division, secured by the assets of the purchaser. Effective May 1993, the note provides for monthly payments of $8,333 with interest payable at First National Bank of Boston base rate
(8.25% at August 31, 1996).



NOTE C - CASH SURRENDER VALUE OF LIFE INSURANCE

       The Company recognizes cash surrender value in life insurance policies, net of loans secured by the policies, with Aurora National Life Assurance Company, the Manufacturers' Life Insurance Company, Sun Life Assurance
Company of Canada and Metropolitan Life Insurance of $599,393; $800,872; $106,468; and $151,555, respectively. Subject to periodic review, the Company intends to maintain these policies through the lives of the insureds.

                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996


NOTE D - LONG-TERM DEBT

       Long-term debt consists of the following at August 31, 1996 and 1995:

                                                         1996           1995
       Note payable to bank with payments of interest
         only through March 1, 1998 at LIBOR plus two
         percent, currently at 7.59%.  A single
         principal payment is due March 1, 1998 with
         prepayments allowed at the Company's option.
         The note is secured by all assets.            $2,400,000     $3,000,000

       Note payable to bank in quarterly installments
         of $160,000 through July 2000 with interest
         at LIBOR plus two percent, currently at
         7.5%. The note is secured by all assets.       2,400,000      3,200,000

       Capitalized lease obligation with monthly
         payments of $15,418, including interest at
         7.514% through May 1999, secured by
         production equipment with a cost of $897,000
         and accumulated depreciation of $134,550.        445,830        591,365

       Capitalized lease obligation with monthly
         payments of $2,539, including interest at
         6.85% through August 1998, secured by
         production equipment with a cost of $130,335
         and accumulated depreciation of $32,584.          54,581         80,344

       Term note payable to bank with principal
         payments of $125,000 per quarter with
         interest at LIBOR plus two and a quarter
         percent, currently at 7.75%.  The note
         is secured by all assets.                        375,000        750,000

       Capitalized lease obligation with monthly
         payments of $1,988, including interest at
         7.602% through November 1997, secured by
         a computer with a cost of $99,590 and
         accumulated depreciation of $69,713.              26,550         47,513

       Capitalized lease obligation with monthly
         payments of $142, including interest at
         7.44% through February 1998, secured by
         computer peripheral equipment with a cost
         of $7,150 and accumulated depreciation
         of $5,005.                                         2,288          3,764
                                                        5,704,249      7,672,986
       Less portion payable within one year
         classified as a current liability.             1,223,178      1,208,726

                                                       $4,481,071     $6,464,260
                                                       ==========     ==========







                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



NOTE D - LONG-TERM DEBT (Continued)

       The Company has long-term credit available up to a maximum amount of $5,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) for ninety days plus two percent. The line of credit is secured by all assets and is limited to 50% of inventory and 80% of current receivables. The Company had net borrowings of $2,400,000 and $3,000,000 under the credit agreement at August 31, 1996 and 1995, respectively. The unused available long-term credit amounted to $2,440,120 at August 31, 1996. Effective September 11, 1996, the Company's maximum credit availability was increased to $6,000,000.


NOTE E - NOTE PAYABLE TO BANK

       The Company has a short-term credit facility at one half percent over prime with a Canadian bank secured by a letter of credit.


NOTE F - INCOME TAXES

       A reconciliation of federal income taxes computed at applicable rates of income from continuing operations before income taxes to the amounts provided in the consolidated financial statements is as follows:

                                          Year Ended August 31,
                                              1996           1995           1994
       Federal income taxes at applicable
         rates                             $1,170,479    $1,048,139    $  944,133

       Adjustments resulting from the tax
         effect of:
           Increase in cash surrender value
             of life insurance               (120,625)     (116,384)     (106,783)
           Benefit plans not qualified for
             deduction from federal tax       121,060       108,678        98,195
           Compensation deduction allowed
             for stock option exercise          -              -          (36,209)
           State and local taxes net of
             federal tax effect               151,314       167,239       175,625

       Other                                  (74,628)      (32,794)       13,942

                        INCOME TAXES       $1,247,600    $1,174,878    $1,088,903
                                           ==========    ==========    ==========



                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



NOTE F - INCOME TAXES (Continued)

                                          Year Ended August 31,
                                         1996             1995           1994

       Current                           $1,283,097       $  923,415     $  966,903
       Deferred (benefit):
         Pension expense                     20,819           36,345        (48,943)
         Depreciation                        14,427          (96,957)        44,765
         Allowance for doubtful accounts    (12,800)           2,000        (10,200)
         Deferred compensation               59,781          338,617        149,442
         Deferred state taxes                   -             24,000        (24,800)
         Reserve                            (12,000)         (52,542)        11,736
       Total Deferred                        70,227          251,463        122,000
       (Benefit) of option exercises
         credited to shareholders' equity  (105,724)            -              -

                                         $1,247,600       $1,174,878     $1,088,903
                                         ==========       ==========     ==========

       The timing differences that give rise to the components of net tax assets are as follows at August 31, 1996 and 1995:

                                                 1996       1995
       Assets:
         Reserve for bad debt                 $   51,000 $   38,200
         Patents and agreements                   38,761     38,761
         Pension accrual                         246,916    267,735
         State tax accrual                        20,800     20,800
         Deferred compensation                   207,902    267,683
                                                 565,379    633,179
         Less valuation allowance                 44,000     56,000
                                               ---------   --------
                                                 521,379    577,179
       Liabilities:
         Depreciation                            353,515    339,088
                                               ---------   --------
       Net Assets                             $  167,864 $  238,091
                                              ========== ==========

NOTE G - OPERATING LEASES

       The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 1996:


       Year Ending August 31,                       Buildings

               1997                                 $215,425
               1998                                  163,024
               1999                                  147,191
               2000                                   68,024
               2001                                   68,024

                                                    $661,688
                                                    ========




                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



NOTE G - OPERATING LEASES (Continued)

       Total rental expense for all operating leases amounted to $353,265, $340,068, and $348,260 for the years ended August 31, 1996, 1995 and 1994, respectively.


NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected unaudited quarterly financial data for 1996, 1995 and 1994, is as follows:

                                         Quarter
    1996          First        Second         Third           Fourth        Year

Net sales       $8,232,459     $7,664,955     $8,673,573    $9,377,305   $33,948,292
Gross profit    $2,604,003     $2,362,980     $2,792,048    $3,493,517   $11,252,548
Net income        $507,440       $374,561       $511,139      $884,810    $2,277,950

Net income per
  common share      $.14            $.10           $.14          $.23        $.61
                    ====            ====           ====          ====        ====


                                         Quarter
    1995          First         Second         Third          Fourth        Year

Net sales       $7,833,974      $7,289,315    $8,694,676     $8,514,576  $32,332,541
Gross profit    $2,671,974      $2,265,740    $2,587,647     $2,849,496  $10,374,857
Net income        $553,384        $352,651      $395,467       $626,333   $1,927,835

Net income per
  common share      $.12             $.08          $.09           $.14         $.43
                    ====             ====          ====           ====         ====

                                         Quarter
   1994           First          Second         Third          Fourth       Year

Net sales       $7,259,166      $6,286,423    $7,075,756     $7,468,876  $28,090,221
Gross profit    $2,472,460      $2,047,550    $2,321,112     $2,532,985   $9,374,107
Net income        $459,623        $295,992      $342,105       $510,901   $1,608,621

Net income per
  common share      $.11             $.07          $.08           $.09         $.35
                    ====             ====          ====           ====         ====



                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



NOTE I - EXPORT SALES AND FOREIGN OPERATIONS

       Export sales from continuing domestic operations to unaffiliated third parties were $3,594,317, $2,764,170 and $2,486,448 for the years ended
August 31, 1996, 1995 and 1994, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10 percent of revenues from continuing operations. The Company's Canadian operations accounted for 6.3 percent of consolidated sales and 8.3 percent of assets.


NOTE J - RESEARCH AND DEVELOPMENT EXPENSE

       Research and development expense amounted to approximately $501,964, $511,355, and $593,536 for the years ended August 31, 1996, 1995 and 1994, respectively.


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

       Pension Plan

       The Company has non-contributory defined benefit pension plans covering substantially all employees. Total pension expense, including the net periodic pension cost and the effects of settlements, was $332,458, $275,188 and $370,383 for the years ended August 31, 1996, 1995 and 1994, respectively.
The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level.



                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



NOTE K - BENEFITS (Continued)

       Net pension expense components:  Year Ended August 31,
                                          1996      1995     1994
       Service cost of benefits earned
         during the period              $196,790  $164,024  $143,626

       Interest cost on projected benefit
         obligations                     255,690   200,022   189,163

       Return on plan assets            (200,988) (184,866) (114,267)

       Net amortization and deferral      80,966    96,008    24,714

       Net periodic pension cost before
         settlement costs               $332,458  $275,188  $243,236
                                        ========  ========  ========

       The following table sets forth the actuarial present value of benefit obligations and funded status:

                                               August 31,
                                           1996           1995           1994
       Accumulated benefit obligations,
         including vested benefits of
         $2,138,788, $1,903,479 and
         $1,663,789 at August 31, 1996,
         1995 and 1994, respectively    $ 2,182,250    $ 1,935,313    $ 1,691,600
                                        ===========    ===========    ===========

       Projected benefit obligations    $(3,552,626)   $(3,336,642)   $(2,586,305)

       Plan assets at fair value,
         including prefunded amounts      2,215,085      1,778,327      1,295,959
                                        ===========    ===========    ===========
       Funded status                     (1,337,541)    (1,558,315)    (1,290,346)

       Unrecognized net loss                461,280        612,884        544,935

       Unrecognized prior service cost      286,965        311,036         27,203

       Unamortized net transition assets    (27,994)       (34,993)       (41,992)
                                        ===========    ===========    ===========
       (Accrued) pension expense        $  (617,290)   $  (669,388)   $  (760,200)
                                        ===========    ===========    ===========






                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996


NOTE K - BENEFITS (Continued)

       The net transition assets amount is being amortized at a level rate over 15 years. The actuarial calculations were based on assumptions of a weighted average discount rate of 8.0% and a future rate of increase in compensation levels of 5%. The expected rate of return on plan assets is 10%. Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

       The pension plan recorded net losses on settlement of $127,147 during the year ended August 31, 1994. The settlement occurred due to lump sum retirement payments exceeding the amount of the pension obligation arising from the service cost and interest cost components of the net periodic pension cost.

       Deferred Compensation

       The Company has deferred compensation agreements with a former officer providing for post retirement health benefits and annual payments of $200,000 for the officer through August 31, 1998.

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


       Stock Option Plans

       1989 Non-Statutory Plan - Options to purchase 612,000 shares of Common Stock were granted to officers, senior employees, and independent directors. Options on 156,000 shares of Common Stock are currently outstanding. The options are exercisable at the fair market value of the shares at the date of grant adjusted for stock dividends. Directors' options vest ratably over a two year period and officer and employee options vest over a four year period. All options are fully vested. The options expire seven years from the date of grant, one year after ceasing to be a director, or at various times up to six months after termination as an employee. Options on 93,500 and 97,000 shares were exercised during the years ended August 31, 1996 and 1995, respectively.

       1995 Stock Option Plan - Effective July 18, 1995, the Company adopted, subject to stockholder approval, a stock award plan and an incentive plan which permit the issuance of options and restricted stock to selected employees of the Company. The plans reserve 600,000 shares of Common Stock for grant.

       Under the terms of the 1995 stock option plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share at the date of grant. The board of directors approved issuance of 450,000 options (at $3.375, based upon the market value at July 18, 1995). The options vest ratably over ten years. In addition, the board of directors granted 150,000 shares of restricted Common Stock to the Company's CEO, Mr. Peter Chase, at no cost. Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all rights of a shareholder. The grant includes provisions for a future grant of 100,000 shares. The grants vest at the end of nine years. If Mr. Chase is not providing services to the Company prior to vesting, the shares revert to the Company.

                        CHASE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



NOTE K - BENEFITS (Continued)

       Stock Option Plans (Continued)
                                                       Officers and
                                           Directors    Employees
       August 31, 1994
         Issued and outstanding             154,000             192,500
         Exercisable                        154,000             192,500
         Exercise price per share        $1.24 - $1.43            $1.51

       August 31, 1995
         Issued and outstanding              77,000             622,500
         Exercisable                         77,000             172,500
         Exercise price per share        $1.24 - $1.43            $3.50

       August 31, 1996
         Issued and outstanding             128,500             540,000
         Exercisable                         70,165             120,000
         Exercise price per share        $1.24 - $1.375      $1.51- $3.375

       Options exercisable and exercise prices are shown after adjustment for 10% stock dividend issued June 1, 1990.

       Stock option plan activity was as follows:
                                                            Officers and
                                          Directors     Employees

       Outstanding August 31, 1994         154,000        192,500

       Grants (1995 stock option plan)        -           450,000
       Exercises                           (77,000)       (20,000)

       Outstanding August 31, 1995          77,000        622,500

       Grants (1995 stock option plan)      62,500           -
       Exercises                           (11,000)       (82,500)

       Outstanding August 31, 1996         128,500        540,000
                                           =======       ========


                       CHASE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



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

       During 1993 to 1995, Pennsylvania DEP has conducted an investigation of the site, has completed a surface cleanup, and has proposed a permanent remedy. Pennsylvania DEP has notified the Company that it may be a person responsible under Pennsylvania law to contribute to the costs of those activities. During 1995, Pennsylvania DEP suggested that the Company contribute an amount toward the costs of the investigation and the surface cleanup in an attempt to settle with the Company. On July 18, 1996, the Pennsylvania DEP sent a settlement proposal to Chase requesting a payment of $335,000 to resolve all of Chase's potential liabilities to the State of Pennsylvania at the Bruin site. While the amount proposed is not deemed material, the Company still believes that the work previously performed to remedy the spill terminated its liabilities and therefore declined the proposal.

       The Company remains in communication with Pennsylvania DEP, and expects that it will eventually determine that the Company resolved any potential liability at the site by its response to the 1991 spill.

       Legal

       The Company has been named as a third-party defendant in eighteen personal injury lawsuits filed in state court in Jackson County, Mississippi. These lawsuits, each of which has multiple plaintiffs and defendants, arose out of alleged asbestos exposure by the plaintiffs as a result of their work at the Ingalls Shipyard. The Company was sued as a third-party defendant by USX Corporation, General Cable Corporation and G. K. Technologies, Inc., each of whom is a primary defendant in these actions. USX, General Cable and G.K. are alleged to have supplied wire and cable products containing asbestos to the shipyard. The third-party complaints allege that tape products containing asbestos were manufactured by the Company, sold to USX, General Cable and G.K., and then incorporated in their wire and cable products sold for use in the ships. USX, General Cable and G.K. are seeking indemnification from the Company for damages that may be assessed against them and expenses including legal fees.





                     CHASE CORPORATION AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



NOTE L - CONTINGENCIES (Continued)

       Legal (Continued)


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

       The Company is investigating the defenses available to it in connection with all these matters and its rights against its supplier. Although the Company cannot predict whether any of these claims will be pursued, management believes that such claims will not have any material financial impact on the Company.








                     CHASE CORPORATION AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1996



NOTE M - SUPPLEMENTAL CASH FLOW DATA

       Cash paid during the year for:

                                   1996              1995             1994

       Income taxes             $855,000          $730,000         $630,690
       Interest                 $594,746          $396,020         $223,322


       The Company acquired production equipment valued at $903,415 under capitalized leases during the year ended August 31, 1994.

       During the year ended August 31, 1994, the Company sold the equipment formerly leased to Avon Custom Mixing Service, Inc. for a note receivable, with interest at bank base rate plus two percent, of $224,023. The equipment had a cost of $1,496,392 and accumulated depreciation of $1,368,500.


NOTE N - INVESTMENT IN MINORITY INTERESTS

       The Company has formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optical cable market. Chase Corporation owned a 42% interest in the joint venture at August 31, 1996.

       The Company has invested in minority interests in various closely held companies. Investments at August 31, 1996, in addition to The Stewart Group, Inc., consist of a 20% interest in DC Scientific, Inc., an electronics assembly company, 20% interest in Wireless, Inc., a telecommunications marketing company and a 32% interest in webpa.com, an internet software developer.


NOTE O - SALE OF AVON REAL ESTATE

       During April 1996, the Company sold the real estate formerly leased to Avon Custom Mixing Service, Inc. for $122,649 and recorded a gain on the sale of $40,000. The assets sold consisted of land and buildings with a cost of $835,488 and accumulated depreciation of $760,393, with expenses related to the sale of $7,554.






                      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     CHASE CORPORATION AND SUBSIDIARY

    COL. A                   COL. B                 COL. C               COL. D       COL. E

                          BALANCE AT      (1)             (2)                      BALANCE AT
                          BEGINNING   CHARGED TO COSTS  CHARGED TO                  END OF
 DESCRIPTION              OF PERIOD   AND EXPENSES      OTHER ACCOUNTS  DEDUCTIONS  PERIOD


Year ended August 31, 1996:

   Allowance for doubtful
    accounts                $95,500    $42,731             $  -         $10,731    $127,500


Year ended August 31, 1995:

   Allowance for doubtful
     accounts              $100,500    $23,815             $  -         $28,815     $95,500


Year ended August 31, 1994:

   Allowance for doubtful
     accounts               $75,000   $126,568             $  -        $101,068    $100,500




Deductions are charged to accounts receivable when specific accounts are judged to be uncollectible.