Form 10-Q
period 1996-11-30
CHASE CORP
filed 1997-01-10
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended November 30, 1996      Commission File Number: 1-9852



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

                                        Yes  X      No









Common Shares Outstanding as of December 31, 1996                    3,809,630







        PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

                 ASSETS                        Nov.30      Aug.31
                                                1996        1996
                                            (UNAUDITED) (AUDITED)
CURRENT ASSETS
  Cash                                    $    32,262 $   191,429
  Trade receivables,less allowance
    for doubtful accounts of $136,225 and
    $127,500 respectively                   5,625,868   5,770,152
    Note receivable from related party        209,650     208,966
  Inventories(Note B)
    Finished and in process                 2,453,535   1,073,226
    Raw materials                           1,498,063   2,599,427
                                           ----------  ----------
                                            3,951,598   3,672,653
  Prepaid expenses & other curr assets        248,028     272,626
  Deferred federal taxes                      148,886     148,886
                                           ---------- -----------
  TOTAL CURRENT ASSETS                     10,216,292  10,264,712

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                       322,423     322,423
  Buildings                                 1,758,550   1,758,538
  Machinery & equipment                     9,888,272   9,839,816
  Construction in progress                     18,884       4,639
                                           ----------  ----------
                                           11,988,129  11,925,416
  Less allowance for depreciation           7,936,018   7,741,587
                                           ---------- -----------
                                            4,052,111   4,183,829
OTHER ASSETS
  Note receivable from related party          274,488     309,042
  Excess of cost over net assets of
   acquired businesses less amortization       78,765      80,080
  Patents, agreements and trademarks
    less amortization                       1,216,967   1,237,160
  Cash surrender value of life ins. net     1,714,018   1,658,288
  Deferred federal taxes                        7,978      18,978
  Investment in joint venture               2,058,110   2,027,735
  Other                                         7,000       7,000
                                           ---------- -----------
                                            5,357,326   5,338,283
                                           ---------- -----------
                                          $19,625,729 $19,786,824
                                          =========== ===========



LIABILITIES AND STOCKHOLDERS' EQUITY         Nov.31       Aug.31
                                              1996         1996
                                          (UNAUDITED)   (AUDITED)
CURRENT LIABILITIES
  Accounts payable                        $ 2,590,570 $ 2,370,616
  Notes payable                                62,951       -
  Accrued expenses                          1,666,849   2,049,718
  Accrued pension expense - current           389,322     389,322
  Federal income taxes                         (8,115)     67,261
  Deferred compensation                       258,000     302,216
  Current portion of L.T. debt              1,087,219   1,223,178
                                           ---------- -----------
  TOTAL CURRENT LIABILITIES                 6,046,796   6,402,311

LONG-TERM DEBT, less current portion        4,241,313   4,481,071
Long-term deferred compensation
    obligations                               209,321     217,539

ACCRUED PENSION EXPENSE                       313,270     227,968

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 4,847,323 shares at
  Nov 30, 1996 and 4,676,397 shares at
  Aug. 31, 1996 respectively                  484,732    467,640
  Additional paid-in capital                3,017,293  2,815,216
  Treasury Stock, 1,037,693 shares at
   November 30, 1996, and August 31, 1996  (3,990,400)(3,990,400)
  Cum. G/(L) on currency translation          (93,940)  (108,100)
  Retained earnings                         9,397,344   9,273,579
                                           ---------- -----------
                                            8,815,029   8,457,935
                                           ---------- -----------
                                          $19,625,729 $19,786,824
                                           ========== ===========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.










                                      CHASE CORPORATION
                            STATEMENT OF CONSOLIDATED OPERATIONS
                                          (UNAUDITED)


                                             3 Months Ended

                                             Nov.30       Nov.30
                                              1996         1995
Sales                                   $ 9,003,995  $ 8,232,459
Comm. and other income                       79,502      110,320
Interest                                     10,573       15,902
                                        -----------  -----------
                                          9,094,070    8,358,681

Cost and Expenses
  Cost of products sold(Note B)           5,930,575    5,628,456
  Sell.,gen. and admin. expen.            2,039,379    1,776,243
  Bad debt expense                            9,000       12,500
  Interest expense                          105,498      172,042
                                         ----------  -----------
                                          8,084,452    7,589,241

Income before income taxes                1,009,618      769,440

Income taxes                                376,700      282,000
                                         ----------  -----------
Income from operations                      632,918      487,440
Income from minority interest                62,375       20,000
                                         ----------  -----------
                                         $  695,293  $   507,440
                                         ==========  ===========

Income per share
   of Common Stock
  Primary                                $    0.178  $     0.136
                                         ==========  ===========

  Fully Diluted                          $    0.178  $     0.136
                                         ==========  ===========



      See accompanying notes to the consolidated financial statements and accountants' review report.













                                      CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                         3 MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995

                                                                                         Cummulative
                       Common Stock         Additional                                   Effect of       Total
                         Shares              Paid-In     Treasury Stock       Retained   Currency     Shareholders
                         Issued    Amount    Capital      Shares     Amount   Earnings   Translation  Equity
Balance @ Aug.31,1995  4,459,848  $445,985  $2,674,897  1,037,693 (3,990,400) $7,352,900 $ (79,030)  $6,404,352

Curr. translation adjmt.                                                                   (19,333)     (19,333)
Net Income for 3 months                                                          507,440                507,440
Dividends paid in cash
  $.10 a share on
   common stock                                                                 (357,271)              (357,271)
                      ----------  --------  ---------- ---------- -----------  ---------- ---------  ----------
Balance @ Nov.31,1995  4,459,848   445,985   2,674,897  1,037,693 (3,990,400)  7,503,069   (98,363)   6,535,188

Curr. translation adjmt.                                                                    (9,737)      (9,737)
Exer.of stock options    216,549    21,655      84,069                                                  105,724
Compensatory stock issuance.                    56,250                                                   56,250
Net income for 9 months                                                        1,770,510              1,770,510
                      ----------  --------  ---------- ---------- -----------  ----------  --------   ---------
Balance @ Aug.31,1996  4,676,397   467,640   2,815,216  1,037,693 (3,990,400)  9,273,579  (108,100)   8,457,935

Curr.translation adjmt.                                                                     14,160       14,160
Exer.of stock options    170,926    17,092     177,468                                                  194,560
Compensatory stock issuance.                    24,609                                                   24,609
Net income for 3 months                                                          695,293                695,293
Dividends paid in cash
  $.15 a share on
   common stock                                                                 (571,528)              (571,528)
                      ----------  --------  ---------- ---------- -----------   --------- ---------- ----------
Balance @ Nov.30,1996  4,847,323  $484,732  $3,017,293  1,037,693$(3,990,400) $9,397,344  $(93,940)  $8,815,029
                       =========  ========  ==========  ========= ==========  ==========  =========  ==========

                         See accompanying notes to the consolidated financial
                             statements and accountants' review report.












      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (UNAUDITED)
                                             Three Months Ened
                                              Nov. 30    Nov. 30
                                                1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $  695,293 $   507,440
 Adjmts. to reconcile net income to net
    cash provided by operating activities:
   (Gain) on sale of fixed assets
   Depreciation                               194,431     219,781
   Amortization                                26,023      25,902
   Provision for losses on accts. receivable    8,725      12,305
   Stock issued for compensation               24,609
   Tax effect of cashless option exercise     194,560
   Deferred federal taxes                      11,000      53,125
 Change in assets and liabilities
   Trade receivables                          135,559     279,129
   Inventories                               (278,945)    557,421
   Prepd. expenses & other curr. assets        24,598      (8,734)
   Accounts payable                           219,954  (1,017,029)
   Accrued expenses                          (297,566)   (479,800)
   Federal income taxes payable               (75,376)    191,692
   Deferred compensation                      (52,434)    (38,811)
   Other assets
                                            ---------  ----------
                         TOTAL ADJUSTMENTS    135,138    (205,019)
                  NET CASH FROM OPERATIONS    830,431     302,421

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                         (67,228)    (68,457)
 Purchase of cash surrender value             (55,730)    (66,193)
 Proceeds from note receivable                 33,870      33,201
 Cum. effect of currency translation           14,160     (19,333)
 Investment in joint venture                  (30,375)    (20,001)
 Proceeds of Sale of Fixed Assets
                                             --------  ----------
                                             (105,303)   (140,783)
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in long-term debt                 1,200,000   1,500,000
 Payments of principal on debt             (1,575,717) (1,347,095)
 Net borrowing under line-of-credit            62,950     (56,119)
 Dividend paid                               (571,528)   (357,271)
 Cash received on option exercise
                                            ---------   ---------
                                             (884,295)   (260,485)
                        NET CHANGE IN CASH   (159,167)    (98,847)
CASH AT BEGINNING OF PERIOD                   191,429     108,587
                                           ----------  ----------
CASH AT END OF PERIOD                     $    32,262 $     9,740
                                          ===========  ==========
CASH PAID DURING PERIOD FOR:
  Income taxes                            $   262,729 $     4,000
  Interest                                $   105,498 $   172,042


See accompanying notes to the consolidated financial statements.













CHASE CORPORATION                     SECURITIES AND EXCHANGE COMMISSION




                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


January 9, 1996


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

Note C - Income per Share of Common Stock

     Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares and share equivalents outstanding used in determining primary per share results was 3,903,674 for the period of three months ended November 30, 1996. Earnings per share on a fully diluted basis are calculated on 3,907,130 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Stock Issued for Compensation

     The Company issued 100,000 shares of common stock restricted as to sale to its president. The fair market value of the stock at time of grant is being amortized over the eight year vesting period. The restriction on sale is removed at the end of nine years subject to certain service requirements.

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












                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Braintree, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiary as of November 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of three months ended November 30, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiary as of August 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 16, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/S/ LIVINGSTON & HAYNES, P.C.
Wellesley, Massachusetts
January 8, 1997





ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601



Subsection          Description of Exhibit    State    Page Number

                Pursuant to reg. S-K item
                601 no exhibits are required.




    (b)Reports on Form 8-K

         No 8-K reports were filed during the three months ended November 30, 1996.

         No financial statements were filed during the three months ended November 30, 1996.



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





Dated:                                          January 9, 1997