Form 10-Q
period 1997-02-28
CHASE CORP
filed 1997-04-11
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended February 28, 1997      Commission File Number: 1-9852



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

                                        Yes  X      No









Common Shares Outstanding as of March 31, 1997                    3,814,280





        PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

                 ASSETS                       Feb. 28,       Aug.31
                                                1997          1996
                                            (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash                                    $     239,797  $    191,429
  Trade receivables,less allowance
    for doubtful accounts of $185,787 and
    $127,500 respectively                     5,971,807     5,770,152
    Note receivable from related party          210,337       208,966
  Inventories(Note B)
    Finished and in process                   1,719,799     1,073,226
    Raw materials                             2,448,516     2,599,427
                                            ------------   -----------
                                              4,168,315     3,672,653
  Prepaid expenses & other curr assets          547,031       272,626
  Deferred federal taxes                        145,864       148,886
                                            ------------   -----------
  TOTAL CURRENT ASSETS                       11,283,151    10,264,712

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                         332,536       322,423
  Buildings                                   2,221,089     1,758,538
  Machinery & equipment                      10,691,505     9,839,816
  Construction in progress                       86,056         4,639
                                            ------------   -----------
                                             13,331,186    11,925,416
  Less allowance for depreciation             8,696,744     7,741,587
                                            ------------   -----------
                                              4,634,442     4,183,829
OTHER ASSETS
  Note receivable from related party            239,761       309,042
  Excess of cost over net assets of
   acquired businesses less amortization      1,254,649        80,080
  Patents, agreements and trademarks
    less amortization                         1,193,034     1,237,160
  Cash surrender value of life ins. net       1,786,895     1,658,288
  Deferred federal taxes                                       18,978
  Investment in joint venture                 1,481,110     2,027,735
  Other                                           7,000         7,000
                                            ------------   -----------
                                              5,962,449     5,338,283
                                            ------------   -----------
                                          $  21,880,042  $ 19,786,824
                                            ============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY          Feb. 28,       Aug.31
                                                1997          1996
                                            (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Accounts payable                        $   2,349,099  $  2,370,616
  Notes payable                                  69,435         -
  Accrued expenses                            1,716,145     2,049,718
  Accrued pension expense - current             389,322       389,322
  Federal income taxes                         (280,925)       67,261
  Deferred compensation                         258,000       302,216
  Current portion of L.T. debt                1,711,485     1,223,178
                                            ------------   -----------
  TOTAL CURRENT LIABILITIES                   6,212,561     6,402,311

LONG-TERM DEBT, less current portion          5,309,451     4,481,071
Long-term deferred compensation
    obligations                                 166,554       217,539

ACCRUED PENSION EXPENSE                         398,572       227,968


Minority interest                               410,172

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 4,851,973 shares at
  Feb 28, 1997 and 4,676,397 shares at
  Aug. 31, 1996 respectively                    485,197       467,640
  Additional paid-in capital                  3,041,437     2,815,216
  Treasury Stock, 1,037,693 shares at
    February 28, 1997, and August 31, 1996   (3,990,400)   (3,990,400)
  Cum. G/(L) on currency translation           (106,928)     (108,100)
  Retained earnings                           9,953,426     9,273,579
                                            ------------   -----------
                                              9,382,732     8,457,935
                                            ------------   -----------
                                          $  21,880,042  $ 19,786,824
                                            ============   ===========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.









                                               CHASE CORPORATION
                                     STATEMENT OF CONSOLIDATED OPERATIONS
                                                 (UNAUDITED)

                                     Six Months Ended             Three Months Ended
                                   Feb. 28      Feb. 29             Feb. 28      Feb. 29
                                    1997         1996                 1997         1996
Sales                          $ 18,166,765 $ 15,897,414        $  9,162,770 $  7,664,955
Comm. and other income              154,953      171,553              75,451       61,233
Interest                             20,292       42,736               9,719       26,834
                                 -----------  -----------        -----------  -----------
                                 18,342,010   16,111,703           9,247,940    7,753,022
Cost and Expenses
  Cost of products sold(Note B)  12,210,169   10,930,431           6,279,594    5,301,975
  Sell.,gen. and admin. expen.    4,091,780    3,481,191           2,052,401    1,704,948
  Bad debt expense                   23,200       43,000              14,200       30,500
  Interest expense                  228,677      327,263             123,179      155,221
                                 -----------  -----------        -----------  -----------
                                 16,553,826   14,781,885           8,469,374    7,192,644

Income before income taxes        1,788,184    1,329,818             778,566      560,378

Income taxes                        722,500      481,000             345,800      199,000
                                 -----------  -----------        -----------  -----------
Income from operations            1,065,684      848,818             432,766      361,378
Income from minority interest        97,375       33,183              35,000       13,183
Minority interest in subsidiary      88,316                           88,316
                                 -----------  -----------        -----------  -----------
                               $  1,251,375 $    882,001        $    556,082 $    374,561
                                 ===========  ===========        ===========  ===========
Income per share
   of Common Stock
  Primary                      $      0.319 $      0.235        $      0.142 $      0.100
                                 ===========  ===========        ===========  ===========

  Fully Diluted                $      0.320 $      0.235        $      0.142 $      0.100
                                 ===========  ===========        ===========  ===========



      See accompanying notes to the consolidated financial statements and accountants' review report.










                                      CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                         6 MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                                                         Cummulative
                        Common Stock        Additional                                     Effect of       Total
                        Shares               Paid-In     Treasury Stock         Retained   Currency     Shareholders
                        Issued     Amount     Capital     Shares       Amount   Earnings    Translation    Equity
Balance @ Aug.31,1995   4,459,848  $445,985  $2,674,897   1,037,693  (3,990,400) $7,352,900  $ (79,030) $6,404,352

Curr. translation adjmt.                                                                       (30,026)    (30,026)
Exer.of stock options     167,650    16,765     (16,765)                                                         0
Compensatory stock issuance                      18,750                                                     18,750
Net Income for 6 months                                                             882,001                882,001
Dividends paid in cash
  $.10 a share on
   common stock                                                                    (357,271)              (357,271)
                       ----------  --------   ---------   ---------- ----------  ----------  ---------  -----------
Balance @ Feb. 29, 1996 4,627,498   462,750   2,676,882   1,037,693  (3,990,400)  7,877,630   (109,056)  6,917,806

Curr. translation adjmt.                                                                           956         956
Exer.of stock options      48,899     4,890     100,834                                                    105,724
Compensatory stock issuance.                     37,500                                                     37,500
Net income for 6 months                                                           1,395,949              1,395,949
                       ----------  --------  ----------  ---------- -----------  ---------- ----------  ----------
Balance @ Aug.31,1996   4,676,397   467,640   2,815,216   1,037,693  (3,990,400)  9,273,579   (108,100)  8,457,935

Curr. translation adjmt.                                                                         1,172       1,172
Exer.of stock options     175,576    17,557     177,002                                                    194,559
Compensatory stock issuance.                     49,219                                                     49,219
Net income for 6 months                                                           1,251,375              1,251,375
Dividends paid in cash
  $.15 a share on
   common stock                                                                    (571,528)              (571,528)
                       ----------  --------  ----------  ---------- -----------  ----------  ---------- ----------
Balance @ Feb.28,1997   4,851,973  $485,197  $3,041,437   1,037,693 $(3,990,400) $9,953,426  $(106,928) $9,382,732
                       ==========  ========  ==========  ========== ===========  ==========  =========  ==========

                         See accompanying notes to the consolidated financial statements and accountants' review report.









              CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED)

                                                     Six Months Ended
                                             Feb. 28,       Feb. 29,
                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                   $   1,251,375  $     882,001
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    (Gain) on sale of fixed assets
    Depreciation                                    955,157        440,875
    Amortization                                     52,044         51,804
    Provision for losses on accts. rece              58,287         34,781
    Stock issued for compensation                    49,219         18,750
    Tax effect of cashless option exerc             194,560
    Deferred federal taxes                           22,000         62,325
  Change in assets and liabilities
    Trade receivables                              (259,942)       419,046
    Inventories                                    (495,662)       271,776
    Prepd. expenses & other curr. asset            (274,405)        33,479
    Accounts payable                                (21,517)      (629,249)
    Accrued expenses                               (162,969)      (389,960)
    Federal income taxes payable                   (348,186)        23,782
    Deferred compensation                           (95,201)       (77,622)
                                               ------------   ------------
                  TOTAL ADJUSTMENTS                (326,615)       259,787
           NET CASH FROM OPERATIONS                 924,760      1,141,788

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                           (1,411,060)      (172,727)
  Purchase of cash surrender value                 (128,607)      (133,417)
  Proceeds from note receivable                      67,910         66,567
  Cum. effect of currency translation                 1,172        (30,026)
  Investment in joint venture                      (630,573)      (333,183)
  Minority interest                                 410,172
                                               ------------   ------------
                                                 (1,690,986)      (602,786)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                      3,000,000      2,700,000
  Payments of principal on debt                  (1,683,313)    (2,920,069)
  Net borrowing under line-of-credit                 69,435        (23,483)
  Dividend paid                                    (571,528)      (357,271)
                                               ------------   ------------
                                                    814,594       (600,823)
                 NET CHANGE IN CASH                  48,368        (61,821)
CASH AT BEGINNING OF PERIOD                         191,429        108,587
                                               ------------   ------------
CASH AT END OF PERIOD                         $     239,797  $      46,766
                                               ============   ============
CASH PAID DURING PERIOD FOR:
  Income taxes                                $     770,729  $     355,000
  Interest                                    $     228,677  $     327,262

    See accompanying notes to the consolidated financial statement and accountants' review report.



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
CHASE CORPORATION                            SECURITIES AND EXCHANGE COMMISSION

April 11, 1997


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

Note C - Income per Share of Common Stock

     Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares and share equivalents outstanding used in determining primary per share results was 3,916,935 for the period of six months ended February 28, 1997. Earnings per share on a fully diluted basis are calculated on 3,912,674 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

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






                         CHASE CORPORATION
                 SECURITIES AND EXCHANGE COMMISSION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


Results of Operations

    Net revenues for the second quarter and first half of 1997, increased by 19% and 14% respectively, over comparable periods in 1996. Some of the second quarter increase is the result of our increased investment in DC Scientific which became a subsidiary of Chase during January 1997. The balance of the increase, both for the quarter and year to date, relates to increases by each division as a result of both our capital investments and acquisitions, along with the more favorable business climate.

    When compared to fiscal 1995, the increase of about
$3 million relates primarily to the steady growth of sales from the Webster facility of the Chase & Sons division, the Fluid Polymer acquisition and the addition of DC Scientific as a subsidiary to the Company.

    The increase in the cost of products sold for the second quarter and the first half of the current year over the same periods last year was largely volume related. For the first half as a percent of sales, there was a reduction of 1.5%. This reduction was due mostly because of a more favorable product mix and also some decreases to certain raw materials costs. The Company's products are largely mature and some are highly competitive which result in low margins. Competitive pressure prevents us from being able to recover all of our matured price increases from our customers.

    Selling and administrative expenses were higher during the current year and as a percent or sales increased by 0.6%. A significant amount of this increase relates to costs associated with our strategy of continued investments in related and complimentary businesses and technologies.

    Interest expense decreased during the comparable periods which is related to a reduction in bank debt during most of the period.

    The sales increase, lower operating costs and associated changes in product mix and productivity improvements, along with stronger earnings from minority owned companies, this year compared to last year, assisted in the improved profitability of both income before taxes and net income.

    The effective tax rate for 1997 is about equal to the applicable tax rate. However, the benefit received as a result of strong export sales through our Chase Export Corporation subsidiary was offset by losses incurred by DC Scientific which were reserved against and which are not consolidated for tax filings. During 1996 the effective tax rate was somewhat lower as a result of the export sales through Chase Export.

    Income from minority interest for the six month period through both 1997 and 1996 relate to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.

    Minority Interest in subsidiary represents the minority shareholder's 49.9% equity in the losses of DC Scientific.

Liquidity and Sources of Capital

    The ratio of current assets to current liabilities was 1.8 at the end of the second quarter of 1997, compared to 1.6 at the prior year end. The improved ratio is the result of increases in receivables and inventory that are associated with the increased sales and improved cash flow related to the higher profitability.

    Long term debt increased $1,316,000 from the prior year end and total liabilities, inclusive of long term debt increased $770,000. The increase in long term debt is primarily the result of increased borrowing associated with the investment in DC Scientific and the fact that the DC Scientific liabilities are now consolidated with those of Chase.

    The Company had $2,280,000 in unused available credit at February 28, 1997 under its credit arrangement with its bank and plan to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.






                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Braintree, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiary as of February 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of six months ended February 28, 1997 and February 29, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




/S/ LIVINGSTON & HAYNES, P.C.
Wellesley, Massachusetts
April 9, 1997








ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601



Subsection    Description of Exhibit              State        Page Number

    Pursuant to reg. S-K item 601
    no exhibits are required.




      (b)Reports on Form 8-K
            No 8-K reports were filed during the three months ended February 28, 1997.

            No financial statements were filed during the three months ended February 28, 1997.

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




Dated:    April 11, 1997