Form 10-Q
period 1997-05-31
CHASE CORP
filed 1997-06-26
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended May 31, 1997      Commission File Number: 1-9852



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

                                        Yes  X      No









Common Shares Outstanding as of June 25, 1997                    3,814,280






        PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

                 ASSETS                       May 31,        Aug.31
                                                1997          1996
                                            (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash                                    $     219,230  $    191,429
  Trade receivables,less allowance
    for doubtful accounts of $228,453 and
    $127,500 respectively                     7,051,428     5,770,152
    Note receivable from related party          199,363       208,966
  Inventories(Note B)
    Finished and in process                   1,717,770     1,073,226
    Raw materials                             2,589,118     2,599,427
                                            ------------   -----------
                                              4,306,888     3,672,653
  Prepaid expenses & other curr assets          553,830       272,626
  Deferred federal taxes                        120,864       148,886
                                            ------------   -----------
  TOTAL CURRENT ASSETS                       12,451,603    10,264,712

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                         332,536       322,423
  Buildings                                   2,224,806     1,758,538
  Machinery & equipment                      11,030,310     9,839,816
  Construction in progress                      169,187         4,639
                                            ------------   -----------
                                             13,756,839    11,925,416
  Less allowance for depreciation             8,926,984     7,741,587
                                            ------------   -----------
                                              4,829,855     4,183,829
OTHER ASSETS
  Note receivable from related party            216,525       309,042
  Excess of cost over net assets of
   acquired businesses less amortization      1,253,334        80,080
  Patents, agreements and trademarks
    less amortization                         1,170,084     1,237,160
  Cash surrender value of life ins. net       1,837,765     1,658,288
  Deferred federal taxes                                       18,978
  Investment in joint venture                 1,405,110     2,027,735
  Other                                           7,000         7,000
                                            ------------   -----------
                                              5,889,818     5,338,283
                                            ------------   -----------
                                          $  23,171,276  $ 19,786,824
                                            ============   ===========








LIABILITIES AND STOCKHOLDERS' EQUITY          May 31,        Aug.31
                                                1997          1996
                                            (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Accounts payable                        $   2,821,473  $  2,370,616
  Notes payable                                  90,875         ---
  Accrued expenses                            2,464,951     2,049,718
  Accrued pension expense - current             316,714       389,322
  Federal income taxes                         (198,489)       67,261
  Deferred compensation                         258,000       302,216
  Current portion of L.T. debt                1,663,949     1,223,178
                                            ------------   -----------
  TOTAL CURRENT LIABILITIES                   7,417,473     6,402,311

LONG-TERM DEBT, less current portion          4,940,211     4,481,071
Long-term deferred compensation
    obligations                                 114,119       217,539

ACCRUED PENSION EXPENSE                         166,203       227,968


Minority interest                               307,487

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 4,851,973 shares at
  May 31, 1997 and 4,676,397 shares at
  Aug. 31, 1996 respectively                    485,197       467,640
  Additional paid-in capital                  3,066,046     2,815,216
  Treasury Stock, 1,037,693 shares at
    May 31, 1997, and August 31, 1996        (3,990,400)   (3,990,400)
  Cum. G/(L) on currency translation           (112,462)     (108,100)
  Retained earnings                          10,777,402     9,273,579
                                            ------------   -----------
                                             10,225,783     8,457,935
                                            ------------   -----------
                                          $  23,171,276  $ 19,786,824
                                            ============   ===========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.





                                                    CHASE CORPORATION
                                     STATEMENT OF CONSOLIDATED OPERATIONS
                                              (UNAUDITED)

                              Nine Months Ended             Three Months Ended
                             May 31,      May 31,          May 31,      May 31,
                              1997         1996             1997         1996
Sales                         $ 29,429,798  $24,570,987  $11,263,033 $8,673,573
Comm. and other income             218,180      277,921       63,227    106,368
Interest                            28,361       58,488        8,069     15,752
                               -----------  -----------  ----------- ----------
                                29,676,339   24,907,396   11,334,329  8,795,693
Cost and Expenses
  Cost of products sold(Note B) 19,616,680   16,811,956    7,406,511  5,881,525
  Sell.,gen. and admin. expen.   6,685,844    5,458,260    2,594,064  1,977,069
  Bad debt expense                  65,800       64,500       42,600     21,500
  Interest expense                 354,341      488,972      125,664    161,709
                               -----------  -----------  ----------- ----------
                                26,722,665   22,823,688   10,168,839  8,041,803

Income before income taxes       2,953,674    2,083,708    1,165,490    753,890

Income taxes                     1,193,400      749,400      470,900    268,400
                               -----------  -----------  ----------- ----------
Income from operations           1,760,274    1,334,308      694,590    485,490
Income from minority interest      152,375       58,832       55,000     25,649
Minority interest in subsidiary    162,702                    74,386
                               -----------  -----------  ----------- ----------
                              $  2,075,351 $  1,393,140  $   823,976 $  511,139
                               ===========  ===========  =========== ==========
Income per share
   of Common Stock
  Primary                     $     0.529  $      0.371  $     0.210 $    0.136
                              ===========  ============  =========== ==========

  Fully Diluted               $     0.529  $      0.371  $     0.210 $    0.136
                              ===========  ============  =========== ==========

                                        See accompanying notes to the consolidated financial
                                          statements and accountant's review report.



                                      CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                           9 MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996

                                                                                             Cummulative
                     Common Stock          Additional                                         Effect of     Total
                       Shares               Paid-In      Treasury Stock          Retained     Currency   Shareholders
                       Issued      Amount   Capital        Shares     Amount     Earnings    Translation   Equity
Bal.@ Aug. 31, 1995   4,459,848  $ 445,985 $ 2,674,897   1,037,693  (3,990,400) $ 7,352,900  $ (79,030) $ 6,404,352

Curr. translation adjmt.                                                                       (27,710)     (27,710)
Exer.of stock options   174,553     17,455    (16,765)                                                          690
Compensatory stock issuance                    18,750                                                        18,750
Net Income for 9 months                                                           1,393,140               1,393,140
Dividends paid in cash
  $.10 a share on
   common stock                                                                    (357,271)               (357,271)
                      ----------  -------- ----------   ----------   ----------- ----------  ----------  ----------
Bal.@ May 31, 1996    4,634,401    463,440  2,676,882    1,037,693  (3,990,400)   8,388,769   (106,740)   7,431,951

Curr. translation adjmt.                                                                        (1,360)      (1,360)
Exer.of stock options    41,996      4,200    100,834                                                       105,034
Compensatory stock issuance.                   37,500                                                        37,500
Net income for 3 months                                                            884,810                  884,810
                      ----------  -------- ----------   ---------- -----------  ----------  ----------   ----------
Bal.@ Aug. 31, 1996   4,676,397    467,640  2,815,216    1,037,693  (3,990,400)  9,273,579    (108,100)   8,457,935

Curr. translation adjustment                                                                    (4,362)      (4,362)
Exer.of stock options   175,576     17,557    177,002                                                       194,559
Compensatory stock issuance.                   73,828                                                        73,828
Net income for 9 months                                                          2,075,351                2,075,351
Dividends paid in cash
  $.15 a share on
   common stock                                                                  (571,528)                 (571,528)
                     ----------   -------- ----------  ---------- -----------   ----------   ----------- -----------
Bal.@ May 31, 1997    4,851,973  $ 485,197 $ 3,066,046  1,037,693 $ (3,990,400)$10,777,402 $  (112,462) $10,225,783
                     ==========   ========  ==========  =========  ===========  ==========  ==========   ==========

                          See accompanying notes to the consolidated financial statements and accountants' review report.




                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                             Nine Months Ended
                                             May 31,        May 31,
                                             1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                             $   2,075,351  $  1,393,140
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    (Gain) on sale of fixed assets                          (40,000)
    Depreciation                              641,249       660,982
    Amortization                               78,066        77,707
    Provision for losses on accts.rec.        100,953        52,184
    Stock issued for compensation              73,828        37,500
    Tax effect of cashless option exercised   194,560
    Deferred federal taxes                     22,000        80,325
  Change in assets and liabilities
    Trade receivables                        (866,795)       74,762
    Inventories                              (202,375)    1,183,350
    Prepd. expenses & other curr. asset      (281,204)      206,699
    Accounts payable                          193,186    (1,263,263)
    Accrued expenses                          184,754      (222,691)
    Federal income taxes payable             (246,755)       21,111
    Deferred compensation                    (147,636)     (116,433)
                                         ------------   -----------
                  TOTAL ADJUSTMENTS          (299,533)      752,233
           NET CASH FROM OPERATIONS         1,775,818     2,145,373

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                       (491,226)     (212,843)
  Purchase of cash surrender value           (179,477)     (182,382)
  Proceeds from note receivable               102,120       100,101
  Cum. effect of currency translation          (4,362)      (27,710)
  Investment in joint venture                (554,573)     (808,832)
  Proceeds of sale of fixed assets                          122,649
  Minority interest                           307,487
                                         ------------    ----------
                                           (2,167,275)   (1,009,017)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                4,100,000     3,400,000
  Payments of principal on debt            (3,200,089)   (4,093,941)
  Net borrowing under line-of-credit       (1,299,733)        9,474
  Dividend paid                              (571,528)     (357,271)
                                         ------------   -----------
                                              419,258    (1,041,738)
                 NET CHANGE IN CASH            27,801        94,618
CASH AT BEGINNING OF PERIOD                   191,429       108,587
                                         ------------   -----------
CASH AT END OF PERIOD                   $     219,230  $    203,205
                                         ============   ===========
CASH PAID DURING PERIOD FOR:
  Income taxes                          $   1,068,729  $    475,200
  Interest                              $     354,341  $    488,972

    See accompanying notes to the consolidated financial statement and accountants' review report.



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT

CHASE CORPORATION             SECURITIES AND EXCHANGE COMMISSION

June 26, 1997


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

Note C - Income per Share of Common Stock

     Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares and share equivalents outstanding used in determining primary per share results was 3,922,658 for the period of nine months ended May 31, 1997. Earnings per share on a fully diluted basis are calculated on 3,923,676 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Stock Issued for Compensation

     The Company issued 100,000 shares of common stock restricted as to sale to its president. The fair market value of the stock at time of grant is being amortized over the nine year vesting period. The restriction on sale is removed at the end of nine years subject to certain service requirements.

Note E - Joint Venture Sale of Assets

     Effective May 16, 1997, the Company and The Stewart Group, Ltd., joint venture partners in The Stewart Group, Inc., announced an agreement to sell assets related to the manufacture of reinforcement products for the telecommunications industry to Owens Corning. Chase expects to realize a net financial gain in excess of $1.7 million upon completion of the terms of agreement early in our next fiscal year.




Note F - Review by Independent Public Accountant

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

CHASE CORPORATION             SECURITIES AND EXCHANGE COMMISSION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


Results of Operations

     Net revenues for the third quarter and for the nine months ended May 31, increased by 28% and 19% respectively, over the comparable periods in 1996. Some of the sales increases are the result of our increased investment in DC Scientific which became a subsidiary in January 1997 and to the continued strength in sales within the power and electronic cable markets.

     When compared to fiscal 1995, the increase of about $5.5 million relates primarily to the steady growth of sales from the Webster facility of the Chase & Sons division, the improved economic environment in Canada and the addition of D.C.
Scientific as a subsidiary to the Company.

     The increase in the cost of products sold for the third quarter and nine months of the current year over the same period last year is largely volume related. As a percent of sales, during the period to date, there has been a reduction of almost 2%. This reduction was due mostly because of a more favorable product mix and also some decreases to certain raw material costs. The Company's products are largely mature and some are highly competitive which result in low margins. Competitive pressure prevents us from being able to recover all of our material price increases.

          Selling and administrative expenses were higher during the current year and as a percent or sales increased by less than 1%.
Most of this increase relates to costs associated with our ongoing corporate development efforts and the additional expenses associated with our continued strong results this year.

     Interest expense decreased during the comparable periods mostly because of a reduction in bank debt during most of the period.

     The sales increase, lower operating costs and associated changes in product mix and productivity improvements, along with stronger earnings from minority owned companies, this year compared to last year, assisted in the improved profitability of both income before taxes and net income.

     The effective tax rate for 1997 is about equal to the applicable tax rate. However, the benefit received as a result of strong export sales through our Chase Export Corporation subsidiary was offset by losses incurred by DC Scientific which were reserved against and which are not consolidated for tax filings. During 1996 the effective tax rate was somewhat lower as a result of the export sales through Chase Export Corporation.

     Income from minority interest for the nine month period through both 1997 and 1996 primarily relates to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.

     Effective May 16, 1997, the Company and The Stewart Group, Ltd., joint venture partners in The Stewart Group, Inc., announced an agreement to sell assets related to the manufacture of reinforcement products for the telecommunications industry to Owens Corning. Chase expects to realize a net financial gain in excess of $1.7 million upon completion of the terms of agreement early in our next fiscal year. SGI will also provide management services to Owens Corning for the next several years along with the continuation of its role to develop and market products for the telecommunications industry.

     Minority Interest in subsidiary represents the minority shareholder's 49.9% equity in the losses of DC Scientific.


Liquidity and Sources of Capital

     The ratio of current assets to current liabilities was 1.7 at the end of the third quarter of 1997, compared to 1.6 at the prior year end. The improved ratio is the result of increases in receivables and inventory that are associated with the improved sales and strong cash flow from operations which are related to the additional profitability.

     Long term debt increased $900,000 from the prior year end and total liabilities, inclusive of long term debt increased $1,334,000. The increased long term debt is the result of borrowing associated with our investment in DC Scientific and while total liabilities have also increased as the liabilities of DC Scientific are now consolidated with those of of Chase.

     The Company had $2,640,000 in unused available credit at May 31, 1997 under its credit arrangement with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.






                        ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Braintree, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiary as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of nine months ended May 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

Wellesley , Massachusetts
June 25, 1997




ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601



SubsectionDescription of ExhibitStatePage Number

Pursuant to reg. S-K item 601
no exhibits are required.




(b)Reports on Form 8-K

No 8-K reports were filed during the three months ended
May 31, 1997.

No financial statements were filed during the three months ended May 31, 1997.



Pursuant to the requirements ofthe
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CHASE CORPORATION



                            /s/ Peter R.Chase
                            Peter R.Chase, President & CEO





Dated: June 26, 1997