Form 10-K
period 1997-08-31
CHASE CORP
filed 1997-11-26
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year Ended August 31, 1997     Commission File Number: 1-9852

                            CHASE CORPORATION
          (Exact name of registrant as specified in its charter)

Massachusetts                                          11-1797126
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation of organization)               Identification No.)

     50 Braintree Hill Park, Braintree, Massachusetts       02184
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (781) 848-2810

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of October 31, 1997, the Company had outstanding 3,843,168 shares of common stock, $.10 par value, which is its only class of common stock; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $50,442,000.

                    DOCUMENT INCORPORATED BY REFERENCE
The registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on January 20, 1998, is incorporated by this reference into items 10-13 hereof.

Item 1.   Business.

General Development and Industry Segment.
     Chase Corporation (the "Company") is primarily engaged in the manufacture of protective coatings and tape products. The Company implemented a strategy of maximizing its core businesses while seeking future opportunities through selective acquisitions. This led to the divestment of its elastomeric materials division and the discontinuance of the fuel technology products and services division during fiscal 1991. During 1992, a facility that manufactures tape and related products in Webster, Massachusetts became operational. In April 1992, the Company acquired certain tape product lines and associated assets for cash from The Stewart Group, Ltd. This division, Chase Canada, maintains manufacturing operations in Winnipeg, Manitoba, Canada. Effective May 25, 1994, the Company purchased the electrical cable insulation tape product lines and certain associated assets from Haartz Mason, Inc. and these products were folded into the Chase & Sons division. On June 5, 1995, the Company formed a joint venture with The Stewart Group, Ltd. which was called The Stewart Group, Inc. This venture produced a variety of dielectric strength members from composite materials and sold into the fiber optic cable market. The original investment was increased on February 1, 1996 and at that time the Company owned 42% of the venture. It was announced on May 16, 1997 that the majority of the assets related to the original business were sold to Owens Corning. The venture will continue to provide consulting services for several years to Owens Corning while pursuing other market opportunities. On June 29, 1995, certain assets of Fluid Polymers, Inc. of Las Vegas, Nevada were acquired and then relocated to the Royston facility. On August 7, 1996 the Company announced the purchase of a 20% interest in DC Scientific, Inc., which provides circuit board assembly services to electronic goods manufacturers. This investment was increased to 51% at which time DC became a subsidiary of Chase. There have not been any other material changes or developments since September 1, 1997.

     As of October 31, 1997, the Company employed approximately 215 people, of which 60 individuals were associated with DC Scientific, Inc.

Products and Markets.
     The Company's principal products are protective coatings and tape products that are sold by Company salespeople and manufacturers' representatives. These products consist of: (i)insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii)protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities, and pipeline companies; (iii)protectants for highway bridge deck metal surfaces sold to municipal transportation authorities; (iv)thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers; (v)moisture protective coatings that are sold to the electronics industry; and (vi)its subsidiary, DC Scientific, Inc., provides circuit board assembly service to electronic goods manufacturers. There are no material seasonal aspects to the Company's business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets.

Backlog, Customers and Competition.
     As of October 31, 1997, the backlog of orders believed to be firm was approximately $1,913,000, all of which are expected to be filled in fiscal year 1998. As of October 31, 1996 the backlog was approximately $1,654,000. In addition, the backlog at 10/31/97 for our subsidiary, DC Scientific, Inc. was $1,281,000. The backlog is not seasonal. The Company does not do business with any customer the loss of which would have a material adverse effect on the Company and no material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.

     There are other companies which manufacture or sell protective coatings and tape products similar to those made and sold by the Company. Many of those companies are larger and have greater financial resources than the Company. Competition is principally based on technical performance, service reliability, quality and price.

Raw Materials.
     The Company obtains raw materials from a wide variety of suppliers with alternative sources of all essential materials available within reasonable lead times.

Patents, Trademarks, Licenses, Franchises and Concessions.
     Other than Humiseal, a trademark for moisture protective coatings sold to the electronics industry, Chase BLH2OCK, a trademark for water blocking compound sold to the wire and cable industry, and Rosphalt50, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection, there are no material trademarks, licenses, franchises, or concessions. The Company holds various patents, but believes that at this time they are not material to the success of the business.

Working Capital and Research and Development.
     There are no special practices followed by the Company relating to working capital. Approximately $540,000, $502,000 and $511,000 was spent for Company-sponsored research and development during the fiscal years 1997, 1996 and 1995, respectively.

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

     The Company remains in communication with Pennsylvania DEP, and expects that these settlement discussions will eventually resolve the Company's potential liability at this site.

     See also Legal Proceedings Caption.

Financial Information about Foreign and Domestic Operations and Export Sales.
     Export sales from continuing domestic operations to unaffiliated third parties were $4,592,000, $3,594,000 and $2,764,000 for the years ended August 31, 1997, 1996 and 1995, respectively. The Company does not anticipate any material change to export sales during fiscal 1998. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues. The Company's Canadian operations accounted for 7.2% of consolidated sales and 5.8% of its assets.

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

     Name           Age  Offices Held and Business Experience during
                         Past Five Years.
Peter R. Chase       49  Chief Executive Officer of the Company since
                         September 1993 and President of the Company since April 1992; Chief Operating Officer of the Company since September 1988.

Everett Chadwick,Jr. 56  Treasurer of the Company since September 1993 and Chief Financial Officer since September,
                         1992; Director of Finance of the Company from April 1991 to August 1993 and Controller of the Company from September 1988 to August 1993.


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

     The Canadian division of the Company is engaged in the process of laminating and slitting film, foils and papers primarily for the wire and cable industry. This division leases about 14,000 square feet of manufacturing space in Winnipeg, Manitoba, Canada.

     DC Scientific, Inc., a subsidiary of the Company provides circuit board assembly services to electronic manufacturers and leases 35,700 square feet of manufacturing space in West Bridgewater, MA.

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

                                 PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters.
     The Company's common stock is traded on the American Stock Exchange (symbol CCF). The approximate number of record holders of the Company's common stock on October 31, 1997 was 871.


     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:


              Year ended August 31, 1997     Year ended August 31, 1996
                    Sales Price                Sales Price
Quarter Ended     High      Low               High      Low
November 30       9 3/16   5 1/4              5 1/4     4 5/16

February 28       9 3/8    7 1/4              5 5/8     4 1/16

May 31            8 1/4    7                  5 3/8     4 1/4

August 31        12 3/8    8                  7         5 1/4


Item 6.  Selected Financial Data.

                            1997           1996       1995        1994         1993

Net Sales and other     $40,991,125  $34,366,029   $32,734,893  $28,654,421  $25,894,603
 operating revenues

Income from operations    2,811,460    2,194,985     1,907,884     1,608,621   1,039,866

Equity in earnings          197,375       82,965        19,951        -            -
 of unconsolidated
 joint venture

Minority Participation      303,680         -             -           -            -
 in Subsidiary

Net Income                3,312,515    2,277,950     1,927,835     1,608,621   1,039,866


Total Assets             22,635,761   19,786,824    20,002,586    18,134,618  14,747,462

Long-term debt and        3,020,708    4,481,071     6,464,260     2,897,976   1,772,080
  capital leases

Per Common Share:

Income per share              .84         .61          .43           .35           .24
  fully diluted

Cash dividends*               .21         .15          .10           .08           .06


   *Single annual payments declared and paid subsequent to fiscal year end.

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

               SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                          STATEMENTS OF OPERATIONS

                                            Years Ended August 31,
                                           1997        1996      1995
                                            (Dollars in thousands)

Net revenue..............................$40,991     $34,366   $32,735

Net Income...............................$ 3,313     $ 2,278   $ 1,928

Increase in net revenue from previous
               year......................

     Amount............................  $ 6,625     $ 1,631   $ 4,081

     Percentage........................     19%          5%       14%

Increase(Decrease) in net income from
               previous year...........  $ 1,035     $   350   $   319

Percentage of net revenue:

     Net revenue........................   100.0%      100.0%    100.0%

     Expenses:

          Cost of Sales................     65.5        66.0      67.1

          Selling, general and
             administrative expenses....    21.5        22.1      22.2

          Other expenses...............      1.3         1.9       1.3

     Income from operations
          before income taxes...........    11.7        10.0       9.4

     Provision for income taxes........      4.8         3.6       3.6

     Income from operations............      6.9%        6.4%      5.8%

     Minority participation in subsidiary     .7           -         -

     Equity in earnings of unconsolidated
         joint venture..................      .5          .2        .1
     Net Income.........................     8.1%        6.6%      5.9%



Results of Operations.
     Total revenues for fiscal 1997 increased 19% to $41 million when compared to $34.4 million in 1996. The majority of this increase was related to the strong demand for most of our traditional products. Some increase was also associated with our subsidiary, DC Scientific, Inc., as those sales are consolidated, and to an increase in our international business.

     The increase in revenues in fiscal 1996 over fiscal 1995 was largely due to the steady growth of sales from the Webster facility of the Chase & Son's division. Last year we also received some benefit from revenue related to the Fluid Polymer acquisition along with continued strengthening of our international sales.

     The dollar value of cost of products was higher in fiscal 1997 compared to both 1996 and 1995. These increases were predominantly volume related. As a percent of sales, cost of products decreased to 66.4% in 1997 as compared to 66.9% and 67.9% for 1996 and 1995 respectively. During the past year, lower raw material costs were somewhat offset by increases of some direct manufacturing expenses. Competitive pressures prevents the company from recovering any significant amount of cost increases from its customers. Gross profit margins during the past three years as a percent of sales have remained relatively stable. We would expect that these margins will continue as long as the current market trends prevail, however, no assurances can be given in this regard.

     Selling and administrative expenses in 1997 increased by $1.2 million and $1.5 million respectively when compared to 1996 and 1995. However, as a percent of sales, 1997 was lower by 0.6% and 0.8% respectively in comparison with 1996 and 1995. The dollar increases relate to costs associated with increased levels of sales as well as investments in staffing required to continue our ability to improve revenues and profitability.

     Interest expense decreased to $470,000 in 1997 as compared to $595,000 in 1996. Interest expense in 1996 is higher than 1995 by about $200,000. A significant amount of the increased interest cost during both 1997 and 1996 related to the obligation associated with the repurchase of shares and the buy out of a Consulting and Non-Compete Agreement from a retired officer of the Company. Any future change in interest rates will affect interest paid on both short-term and long-term borrowings. Some interest expense was offset by notes receivable. The Company continues to benefit from low borrowing rates from its lender providing funds at its bank's prime rate or a LIBOR - based rate, whichever is lower.

     The sales increases, lower operating costs and associated changes in product mix and productivity improvements, along with improved earnings from minority owned companies, have assisted in the improvement of our profitability over the past few years. Management will continue this approach of seeking to maximize our current businesses and at the same time seek out future opportunities through selective acquisitions.

     The effective tax rate for 1997 is about equal to the applicable tax rate. However, the benefit received as a result of strong export sales through our Chase Export Corporation subsidiary was offset by losses incurred by DC Scientific, Inc. which were reserved against and which are not consolidated for tax filings. During 1996 and 1995, the effective tax rate was somewhat lower because of the improved export sales.

     Income from minority interest for the past three years relates primarily to the equity ownership in The Stewart Group, Inc., Toronto, Canada.

     As announced on May 16, 1997, the Company and The Stewart Group, Ltd., joint venture partners in The Stewart Group, Inc., signed an agreement to sell assets related to the manufacture of reinforcement products for the telecommunication industry to Owens Corning. On November 12, 1997, the Company announced the conclusion of this transaction and will realize a net non-recurring gain of $1.7 million. The Stewart Group, Inc. will continue to provide consulting services to Owens Corning for the next several years. The Stewart Group, Inc. has also declared a cash dividend of $2.4 million to the Company.

     Minority participation in subsidiary represents the minority shareholders 49.9% equity in the losses of DC Scientific, Inc.

Liquidity and Sources of Capital.
     Cash flow generated from operations was $3,538,000 in 1997 as compared to $4,419,000 1996. Increases to inventory and receivables were mostly related to the consolidation of the DC Scientific, Inc results along with some receivable increases associated with our improvement in sales. The previous year cash flow improvement was related to improvements in inventory.

     The ratio of current assets to current liabilities was 1.6 at the end of both fiscal years 1997 and 1996, compared to 1.8 at the end of the 1995 fiscal year.

     The unused available long-term credit amounted to $4,440,000 at August, 1997, compared to $2,440,000 at August, 1996. The Company will utilize this facility to help finance its interim needs in the coming year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
     Not applicable.

                                  PART III

Item 10.Directors and Executive Officers of the Registrant.
     Information with respect to the names, ages, positions with the Company, terms of office, periods of service, business experience, and other directorships of the Company's Directors and Executive Officers is incorporated herein by reference to Item 1A of the report and to the Definitive Proxy Statement (under the caption "Election of Directors").

Item 11.  Executive Compensation
     The information required in Item 11 is contained in the Definitive Proxy Statement (under the caption "Executive Compensation"). Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Information regarding the ownership of the Company's common stock by certain beneficial owners and by management is incorporated herein by reference to the Definitive Proxy Statement under the captions "Principal Holders of Voting Securities" and "Election of Director's."

Item 13.  Certain Relationships and Related Transactions.
     Information regarding certain relationships and related transactions with the Company's Directors and Executive Officers is incorporated herein by reference to the Definitive Proxy Statement under the captions "Election of Directors" and "Remuneration of Directors and Executive Officers."


                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
     See the List of Financial Statements and Schedules included in this report for a list of the financial statements and schedules included with this report and see the Exhibit Index included in this report for a list of the exhibits required to be filed with this report. Copies of any of the Company did not file any reports on Form 8K during the fourth quarter of its most recent fiscal
year.   The exhibits are available to beneficial shareholders as of the record date (December 1, 1997) without charge upon written request to the Investor Relations Department, Chase Corporation, 50 Braintree Hill Park, Braintree, Massachusetts 02184.





                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE CORPORATION                                         Date


By /s/ Peter R. Chase          President and               November 24, 1997
  Peter R. Chase               Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   Capacity                 Date
By /s/ Peter R. Chase          President, Chief           November 24, 1997
  Peter R. Chase               Executive Officer and
                               Director (Principal
                               Executive Officer)


By /s/ Everett Chadwick, Jr.   Treasurer and Chief        November 24, 1997
  Everett Chadwick, Jr.        Financial Officer
                               (Principal Financial
                               and Accounting Officer)


By /s/ Edward L. Chase          Director                   November 24, 1997
  Edward L. Chase


By /s/ Sarah Chase              Director                   November 24, 1997
  Sarah Chase


By /s/ William H. Dykstra       Director                   November 24, 1997
  William H. Dykstra


By /s/ George M. Hughes         Director                   November 24, 1997
  George M. Hughes


By /s/ Ronald Levy              Director                   November 24, 1997
  Ronald Levy


By /s/ Ernest E. Siegfriedt, Jr.Director                   November 24, 1997
  Ernest E. Siegfriedt, Jr.



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

Report of Independent Certified Public Accountants................... 16

Consolidated Balance Sheets as of August 31, 1996 and
     August 31, 1995................................................. 17

Consolidated Statements of Operations for each of the three
     fiscal years in the period ended August 31, 1996................ 19

Consolidated Statements of Shareholders' Equity for each of
     the three fiscal years in the period ended August 31, 1996...... 20

Consolidated Statements of Cash Flows for each of the three
     fiscal years in the period ended August 31, 1996................ 21

Notes to Consolidated Financial Statements........................... 22

     Schedules:

         VIII- Valuation and Qualifying Accounts and Reserves.........37








                  CHASE CORPORATION AND SUBSIDIARIES

                       BRAINTREE, MASSACHUSETTS

  CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                       AUGUST 31, 1997 AND 1996











                   INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Chase Corporation
Braintree, Massachusetts


     We have audited the consolidated balance sheets of Chase Corporation and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three year period ended August 31, 1997 and the schedule VIII, Valuation and Qualifying Accounts and Reserves. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Corporation and subsidiaries at August 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each year in the three year period ended August 31, 1997, in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.


/s/ Livingston & Haynes, P.C.
Wellesley, Massachusetts
October 15, 1997


                 CHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 1997 AND 1996

                               ASSETS

                                                    1997            1996
CURRENT ASSETS
  Cash                                           $   158,881     $   191,429
  Trade receivables, less allowance for doubtful
   accounts of $152,500 and $127,500, at August 31,
    1997 and 1996, respectively                    7,121,218       5,770,152
  Inventories:
    Finished and in process                        1,209,960       1,073,226
    Raw materials                                  3,069,372       2,599,427
                                                   4,279,332       3,672,653

  Prepaid expenses                                    40,964         104,862
  Other current assets                               127,321         167,764
  Note receivable from related parties,
    current portion                                   92,517         208,966
  Deferred income taxes                              119,561         148,886

                      TOTAL CURRENT ASSETS        11,939,794      10,264,712

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                              332,536         322,423
  Buildings                                        2,255,684       1,758,538
  Machinery and equipment                         11,211,621       9,839,816
  Construction in progress                           244,173           4,639
                                                  14,044,014      11,925,416
  Less allowances for depreciation                 9,131,813       7,741,587
                                                   4,912,201       4,183,829
OTHER ASSETS
  Excess of cost over net assets of acquired
    businesses, less amortization of $238,695
    and $181,594 at August 31, 1997 and 1996,
    respectively                                   1,189,487          80,080
  Patents, agreements and trademarks, less
    amortization of $408,368 and $399,049 at
    August 31, 1997 and 1996, respectively         1,142,818       1,237,160
  Cash surrender value of life insurance, net of
    loans of $154,268 and $158,049 at August 31,
    1997 and 1996, respectively                    1,962,849       1,658,288
  Deferred income taxes                               70,814          18,978
  Note receivable from related parties                  -            309,042
  Investments in minority interests                1,410,798       2,027,735
  Other                                                7,000           7,000
                                                   5,783,766       5,338,283

                                                 $22,635,761     $19,786,824
                                                 ===========     ===========

  See accompanying notes to the consolidated financial statements.


                 CHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 1997 AND 1996

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    1997            1996
CURRENT LIABILITIES
  Accounts payable                               $ 2,386,390     $ 2,370,616
  Notes payable to bank                              662,063            -
  Accrued payroll and other compensation           1,383,776         837,989
  Accrued pension expense - current                  316,714         389,322
  Other accrued expenses                           1,437,285       1,211,729
  Federal taxes payable                              208,916          67,261
  Deferred compensation                              258,000         302,216
  Current portion of long-term debt                  952,878       1,223,178

                TOTAL CURRENT LIABILITIES          7,606,022       6,402,311

LONG-TERM DEBT, less current portion               3,020,708       4,481,071

DEFERRED COMPENSATION                                 66,518         217,539

ACCRUED PENSION EXPENSE                              222,702         227,968

MINORITY INTEREST IN SUBSIDIARY                      166,508            -

COMMITMENTS (See Note G)                                -               -

CONTINGENCIES (See Note L)                              -               -

SHAREHOLDERS' EQUITY
  First Serial Preferred Stock,
    par value $1.00 a share:
      Authorized 100,000 shares; none issued            -              -
  Common Stock, par value $.10 a share:
    Authorized 10,000,000 shares;
      issued and outstanding 4,873,797 and
      4,676,397 shares at August 31, 1997
      and 1996, respectively                         487,380         467,640
  Additional paid-in capital                       3,191,328       2,815,216
  Treasury Stock, 1,040,473 and 1,037,693
    shares of Common Stock at August 31,
    1997 and 1996, respectively                   (4,017,850)     (3,990,400)
  Cumulative effect of currency translation         (122,121)       (108,100)
  Retained earnings                               12,014,566       9,273,579
                                                  11,553,303       8,457,935


                                                 $22,635,761     $19,786,824
                                                 ===========     ===========



                 CHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



                                           1997             1996           1995
Revenue:
  Sales                                 $40,473,809     $33,948,292    $32,332,541
  Commissions and other income              481,881         349,103        345,898
  Interest                                   35,435          68,634         56,454
                                         40,991,125      34,366,029     32,734,893

Costs and expenses:
  Costs of products and services sold    26,868,127      22,695,744     21,957,684
  Selling, general and administrative
    expenses                              8,798,549       7,590,223      7,274,612
  Bad debt expense                           68,544          42,731         23,815
  Interest expense                          469,878         594,746        396,020
                                         36,205,098      30,923,444     29,652,131

           INCOME FROM OPERATIONS
             BEFORE INCOME TAXES          4,786,027       3,442,585      3,082,762

Income taxes                              1,974,567       1,247,600      1,174,878

          INCOME FROM OPERATIONS          2,811,460       2,194,985      1,907,884

Minority participation in subsidiary        303,680          -              -
Equity in earnings of unconsolidated
  joint venture                             197,375          82,965         19,951

                      NET INCOME        $ 3,312,515     $ 2,277,950    $ 1,927,835
                                        ===========     ===========    ===========


Income from operations
  per share of Common Stock
    Primary                                  $ .71            $ .58          $ .43
                                             =====            =====          =====
    Fully diluted                            $ .71            $ .58          $ .42
                                             =====            =====          =====


Net income per share of Common Stock
    Primary                                  $ .84            $ .61          $ .43
                                             =====            =====          =====
    Fully diluted                            $ .84            $ .61          $ .43
                                             =====            =====          =====


  See accompanying notes to the consolidated financial statements.


                                    CHASE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997
                                                                                   CUMULATIVE
                                         ADDITIONAL                                  EFFECT OF
                         COMMON STOCK     PAID-IN     TREASURY STOCK      RETAINED   CURRENCY      SHAREHOLDERS'
                       SHARES   AMOUNT    CAPITAL     SHARES    AMOUNT    EARNINGS   TRANSLATION     EQUITY
Balance at August 31,
  1994               4,362,848  $436,285  $2,555,658      -   $     -       $ 5,775,693  $(116,929)  $ 8,650,707
Cash dividend paid,
  $0.08 per share         -        -          -           -         -          (350,628)      -         (350,628)
Currency translation
  adjustment              -        -          -           -         -              -        37,899        37,899
Exercise of stock
   options              97,000     9,700     210,770      -         -              -           -         220,470
Purchase of Treasury
  Stock                   -        -          -       1,302,693  (5,009,431)       -           -      (5,009,431)
Sale of Treasury Stock    -        -         (91,531)  (265,000)  1,019,031        -           -         927,500
Net income                -        -           -          -         -         1,927,835        -       1,927,835
Balance at August 31,
  1995               4,459,848   445,985   2,674,897  1,037,693  (3,990,400)  7,352,900    (79,030)    6,404,352
Cash dividend paid,
  $0.10 per share         -        -           -          -         -          (357,271)       -        (357,271)
Currency translation
  adjustment              -        -           -          -         -              -       (29,070)      (29,070)
Compensatory stock
  issuance             150,000    15,000      56,250      -         -              -           -          71,250
Exercise of stock
  options               66,549     6,655      84,069      -         -              -           -          90,724
Net income                -        -           -          -         -         2,277,950        -       2,277,950
Balance at August 31,
  1996               4,676,397   467,640   2,815,216  1,037,693  (3,990,400)  9,273,579   (108,100)    8,457,935
Cash dividend paid,
  $0.15 per share         -       -            -          -         -          (571,528)       -        (571,528)
Currency translation
  adjustment              -       -            -          -         -              -       (14,021)      (14,021)
Exercise of stock opt.  97,400     9,740     287,675      -         -              -           -         297,415
Compensatory stock
  issuance             100,000    10,000      88,437      -         -              -           -          98,437
Purchase of Treasury
  Stock                   -       -           -           2,780     (27,450)       -           -         (27,450)
Net income                -       -           -           -         -          3,312,515       -       3,312,515
Balance at August 31,
  1997               4,873,797  $487,380  $3,191,328  1,040,473 $(4,017,850) $12,014,566 $(122,121)  $11,553,303
                     =========  ========  ==========  =========  ===========  =========== =========   ==========

          See accompanying notes to the consolidated financial statements.

                 CHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997

                                              1997            1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $ 3,312,516    $2,277,950     $ 1,927,835
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                              849,266       775,571         741,869
      Amortization                              155,945       103,921         104,027
      (Gain) on sale of assets                     -          (40,000)           -
      Stock issued for compensation              98,437        56,250            -
      Increase (decrease) in provision
       for losses on trade receivables             -           32,000          (5,000)
      Tax effect of cashless option exercise    297,415       105,724            -
      Deferred federal tax                       22,511        70,227         251,463
      Change in assets and liabilities:
        Trade receivables                    (1,351,066)        6,489      (1,461,697)
        Inventories                            (606,679)    1,119,679      (1,000,449)
        Prepaid expenses                         63,898       197,329        (233,215)
        Other current assets                     40,443       (67,181)         16,098
        Other assets                               -             -              4,027
        Accounts payable                         15,774      (540,677)        746,740
        Accrued expenses                        693,469       362,560         157,535
        Federal taxes payable                   141,655       109,771        (202,116)
        Deferred compensation                  (195,237)     (150,411)       (889,801)
                           TOTAL ADJUSTMENTS    225,831     2,141,252      (1,770,519)
                    NET CASH FROM OPERATIONS  3,538,347     4,419,202         157,316
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds of note receivable                    63,172       207,133         131,153
  Proceeds of asset sales                          -          122,649            -
  Capital expenditures including patents
    and agreements                           (1,492,615)     (323,282)       (602,479)
  Cumulative effect of currency translation     (14,021)      (29,070)         37,899
  (Increase) decrease in net cash surrender
    value                                      (304,561)     (260,466)        828,371
  Investments in minority interests              32,389    (1,645,465)       (382,271)
  Note received from joint venture              362,319          -           (362,319)
  Investment in subsidiary                     (550,000)         -               -
                                             (1,903,317)   (1,928,501)       (349,646)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                  4,952,967     4,300,000      11,935,099
  Payments of principal on debt              (6,683,630)   (6,268,737)     (7,714,985)
  Net borrowing under line-of-credit            662,063       (81,851)         81,851
  Cash dividends paid                          (571,528)     (357,271)       (350,628)
  Cash received on options exercise                -             -            220,470
  Purchase of Common Shares for Treasury        (27,450)         -         (5,009,431)
  Sale of Common Shares from Treasury              -             -            927,500
                                             (1,667,578)   (2,407,859)         89,876
                        NET CHANGE IN CASH      (32,548)       82,842        (102,454)
CASH AT BEGINNING OF YEAR                       191,429       108,587         211,041

                       CASH AT END OF YEAR   $  158,881    $  191,429     $   108,587
                                             ==========    ==========     ===========
See Note M for supplemental cash flow data.

  See accompanying notes to the consolidated financial statements.


                 CHASE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE A - ACCOUNTING POLICIES

       The principal accounting policies of Chase Corporation ("the Company") and its subsidiaries are as follows:

Basis of Presentation

       The financial statements include the accounts of the Company, DC Scientific, Inc., its majority owned contract manufacturing subsidiary and its wholly-owned foreign sales corporation subsidiary. Investments in unconsolidated companies which are at least 20% owned are carried at cost plus equity in undistributed earnings since acquisition. All significant intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the functional currency for financial reporting.

Products and Markets

       The Company's principal products are protective coatings and tape products that are sold in national and international markets. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities and pipeline companies; (iii) protectants for highway bridge deck metal surfaces which are sold to municipal transportation authorities; (iv) thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers, and (v) moisture protective coatings that are sold to the electronics industry. The Company's DC Scientific, Inc. subsidiary provides assembly and contract manufacturing services to the electronics industry.

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

                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE A - ACCOUNTING POLICIES (Continued)

Inventories

       Inventories are stated at first-in, first-out cost, which is not in excess of market.

Investment in Minority Interests

       The Company makes investments in closely held companies. These investments are recorded on the equity method reflecting the Company's original investment and a proportional interest in the net operations of these companies since no public quotations exist for these investments. The carrying values of these investments are periodically reviewed based upon estimated market values.

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

                      Buildings                    - 4% to 7%
                      Machinery and equipment      - 10% to 20%


Excess of Cost Over Net Assets of Acquired Businesses
       The excess of cost over the fair value of net assets of acquired businesses is being amortized over periods from fifteen to forty years or until the disposal of the acquired business. The carrying value of goodwill is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Patents and Agreements
       The Company capitalizes costs related to patent applications and technology agreements. The costs of these assets are amortized using the straight-line method over the lesser of the useful life of the asset or its statutory life. Capitalized costs are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE A - ACCOUNTING POLICIES (Continued)

Pension Plan
       The projected unit credit method is utilized for measuring net periodic pension cost over the employee's service life.

Stock-Based Compensation
       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Deferred Compensation
       The net present value of the estimated payments to be made under agreements for deferred compensation is accrued over the period of active employment from the time of the agreement to the anticipated date of retirement.

Translation of Foreign Currency
       The financial position and results of operations of the Company's Canadian branch are measured using the Canadian dollar as the functional currency. Revenues and expenses of the branch have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or liquidation of its foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net income ($11,366 loss for the year ended August 31, 1997).


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

                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE A - ACCOUNTING POLICIES (Continued)

Income Per Share of Common Stock

       Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of potential stock options. The number of shares used in the computation of primary income per share as restated was 3,938,123 at August 31, 1997, 3,759,467 at August 31, 1996 and 4,474,854 at
August 31, 1995. Fully diluted income per share was computed based upon 3,955,509 shares at August 31, 1997, 3,765,913 shares at August 31, 1996 and
4,490,413 shares at August 31, 1995.


NOTE B - NOTE RECEIVABLE

       The Company has a note receivable from Avon Custom Mixing Service, Inc., the purchaser of its Avon Custom Mixing Division, secured by the assets of the purchaser. Effective May 1993, the note provides for monthly payments of $8,333 with interest payable at First National Bank of Boston base rate (8.5% at August 31, 1997).


NOTE C - CASH SURRENDER VALUE OF LIFE INSURANCE

       The Company recognizes cash surrender value in life insurance policies, net of loans secured by the policies, with Aurora National Life Assurance Company, the Manufacturers' Life Insurance Company, Sun Life Assurance Company of Canada and Metropolitan Life Insurance of $511,968; $972,707; $197,728; and $280,446, respectively. Subject to periodic review, the Company intends to maintain these policies through the lives of the insureds.








                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997


NOTE D - LONG-TERM DEBT

       Long-term debt consists of the following at August 31, 1997 and 1996:

                                                          1997           1996
       Note payable to bank with payments of interest
         only through March 1, 1998 at LIBOR plus two
         percent, currently at 7.59%.  A single
         principal payment is due March 1, 1999 with
         prepayments allowed at the Company's option.
         The note is secured by all assets.             $1,400,000    $2,400,000

       Note payable to bank in quarterly installments
         of $160,000 through July 2000 with interest
         at LIBOR plus two percent, currently at
         7.69%. The note is secured by all assets.      $1,600,000    $2,400,000

       Capitalized lease obligation with monthly
         payments of $15,418, including interest at
         7.514% through May 1999, secured by
         production equipment with a cost of $897,000
         and accumulated depreciation of $224,250.         315,982       445,830

       Capitalized lease obligation with monthly
         payments of $2,539, including interest at
         6.85% through August 1998, secured by
         production equipment with a cost of $130,335
         and accumulated depreciation of $58,651.             -           54,581

       Term note payable to bank with principal
         payments of $125,000 per quarter                    -           375,000

       Capitalized lease obligation with monthly
         payments of $1,988, including interest at
         7.602% through November 1997, secured by
         a computer with a cost of $99,590 and
         accumulated depreciation of $89,631.               3,939         26,550

       Capitalized lease obligation with monthly
         payments of $142, including interest at
         7.44% through February 1998, secured by
         computer peripheral equipment with a cost
         of $7,150 and accumulated depreciation
         of $6,435.                                           698          2,288

       Term note payable to bank with principal
         payments of $9,350 per month with interest
         at LIBOR plus two percent secured by all
         assets of DC Scientific, Inc.                    561,000            -

       Mortgage note payable to a bank secured
         by land and building of DC Scientific,
         Inc. payable in monthly installments
         of $950 plus interest at prime plus
         two percent, currently 10.25%                     91,967             -
                                                        3,973,586          5,704,249
       Less portion payable within one year
         classified as a current liability.               952,878          1,223,178

                                                       $3,020,708         $4,481,071
                                                       ==========           =========

                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE D - LONG-TERM DEBT (Continued)

       The Company has long-term credit available up to a maximum amount of $6,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) for ninety days plus two percent. The line of credit is secured by all assets and is limited to 50% of inventory and 80% of current receivables. The Company had net borrowings of $1,400,000 and $2,400,000 under the credit agreement at August 31, 1997 and 1996, respectively. The unused available long-term credit amounted to $4,440,000 at August 31, 1997.


NOTE E - NOTES PAYABLE TO BANK

       The Company has a short-term credit facility at one half percent over prime with a Canadian bank secured by a letter of credit.

       The Company's DC Scientific, Inc. subsidiary has a revolving line of credit at one half percent over prime or LIBOR plus 2%, secured by the assets of the subsidiary.


NOTE F - INCOME TAXES

       A reconciliation of federal income taxes computed at applicable rates of income from continuing operations before income taxes to the amounts provided in the consolidated financial statements is as follows:

                                          Year Ended August 31,
                                          1997        1996         1995
  Federal income taxes at applicable
    rates                              $1,627,249  $1,170,479   $1,048,139

  Adjustments resulting from the tax
    effect of:
      Increase in cash surrender value
        of life insurance               (143,100)    (120,625)    (116,384)
      Benefit plans not qualified for
        deduction from federal tax       154,038      121,060      108,678
      Net loss of subsidiary not
        consolidated for tax             146,671         -            -
      State and local taxes net of
        federal tax effect               289,172      151,314      167,239

  Other                                  (99,463)     (74,628)     (32,794)
                     INCOME TAXES     $1,974,567   $1,247,600   $1,174,878
                                      ==========   ==========  ==========

                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997

NOTE F - INCOME TAXES (Continued)

                                          Year Ended August 31,
                                         1997         1996          1995

    Current                          $2,010,423   $1,283,097   $  923,415
    Deferred (benefit):
      Pension expense                    19,078       20,819       36,345
      Depreciation                        5,480       14,427      (96,957)
      Allowance for doubtful accounts       -        (12,800)       2,000
      Market valuation of investments   110,000         -              -
      Deferred compensation              39,294       59,781      338,617
      Deferred state taxes              119,707         -          24,000
      Reserve                           (32,000)     (12,000)     (52,542)
    Total Deferred                      261,559       70,227      251,463
      (Benefit) of option exercises
      credited to shareholders' equity (297,415)     (105,72)         -

                                     $1,974,567   $1,247,600   $1,174,878
                                     ==========   ==========   ==========

       The timing differences that give rise to the components of net tax assets are as follows at August 31, 1997 and 1996:
                                                 1997       1996
       Assets:
         Reserve for bad debt                 $   51,000 $   51,000
         Patents and agreements                   35,200     38,761
         Pension accrual                         110,850    246,916
         State tax accrual                       140,507     20,800
         Deferred compensation                   113,813    207,902
         Investments marked to market            110,000       -
                                                 561,370    565,379
         Less valuation allowance                 12,000     44,000
                                                 549,370    521,379
       Liabilities:
         Depreciation                            358,995    353,515

       Net Assets                             $  190,375 $  167,864
                                              ========== ==========

NOTE G - OPERATING LEASES

       The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 1997:

       Year Ending August 31,                       Buildings
               1998                                 $163,024
               1999                                  147,191
               2000                                   68,024
               2001                                   68,024
               2002                                   22,510
                                                    $468,773
                                                    ========

                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE G - OPERATING LEASES (Continued)

       Total rental expense for all operating leases amounted to $494,435, $353,265, and $340,068 for the years ended August 31, 1997, 1996 and 1995, respectively.


NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected unaudited quarterly financial data for 1997, 1996 and 1995, is as follows:

                                        Quarter
      1997         First       Second      Third        Fourth         Year

Net sales       $9,003,995   $9,162,770  $11,263,033  $11,044,011  $40,473,809
Gross profit    $3,073,420   $2,883,176   $3,856,522   $3,792,564  $13,605,682
Net income        $695,293     $556,082     $823,976   $1,237,164   $3,312,515

Net income per
  common share       $.18         $.14         $.21         $.31         $.84
                     ====         ====         ====         ====         ====


                                        Quarter
     1996         First         Second     Third        Fourth         Year

Net sales       $8,232,459   $7,664,955   $8,673,573   $9,377,305  $33,948,292
Gross profit    $2,604,003   $2,362,980   $2,792,048   $3,493,517  $11,252,548
Net income        $507,440     $374,561     $511,139     $884,810   $2,277,950

Net income per
  common share       $.14         $.10         $.14         $.23       $.61
                     ====         ====         ====         ====       ====

                                        Quarter
     1995         First         Second     Third        Fourth         Year

Net sales       $7,833,974   $7,289,315   $8,694,676   $8,514,576  $32,332,541
Gross profit    $2,671,974   $2,265,740   $2,587,647   $2,849,496  $10,374,857
Net income        $553,384     $352,651     $395,467     $626,333   $1,927,835

Net income per
  common share       $.12         $.08         $.09         $.14        $.43
                     ====         ====         ====         ====        ====





                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE I - EXPORT SALES AND FOREIGN OPERATIONS

       Export sales from continuing domestic operations to unaffiliated third parties were $4,591,695, $3,594,317 and $2,764,170 for the years ended
August 31, 1997, 1996 and 1995, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10 percent of revenues from continuing operations. The Company's Canadian operations accounted for 7.2 percent of consolidated sales and 5.8 percent of assets.


NOTE J - RESEARCH AND DEVELOPMENT EXPENSE

       Research and development expense amounted to approximately $540,467, $501,964, and $511,355 for the years ended August 31, 1997, 1996 and 1995, respectively.


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

       Pension Plan

       The Company has non-contributory defined benefit pension plans covering substantially all employees. Total pension expense, including the net periodic pension cost and the effects of settlements, was $311,447, $332,458 and $275,188 for the years ended August 31, 1997, 1996 and 1995, respectively.
The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level.



                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE K - BENEFITS (Continued)

       Net pension expense components:       Year Ended August 31,
                                             1997     1996      1995
       Service cost of benefits earned
         during the period                $220,639  $196,790  $164,024

       Interest cost on projected benefit
         obligations                       295,285   255,690   200,022

       Return on plan assets              (506,142) (200,988) (184,866)

       Net amortization and deferra  l     301,665    80,966    96,008

       Net periodic pension cost          $311,447  $332,458  $275,188
                                          ========  ========  ========

       The following table sets forth the actuarial present value of benefit obligations and funded status:

                                               August 31,
                                              1997          1996        1995
       Accumulated benefit obligations,
         including vested benefits of
         $2,410,404, $2,138,788 and
         $1,903,479 at August 31, 1997,
         1996 and 1995, respectively      $ 2,483,200  $ 2,182,250  $ 1,935,313
                                          ===========  ===========  ===========

       Projected benefit obligations      $(4,142,846) $(3,552,626) $(3,336,642)

       Plan assets at fair value,
         including prefunded amounts        3,096,643    2,215,085    1,778,327

       Funded status                       (1,046,203)  (1,337,541)  (1,558,315)

       Unrecognized net loss                  264,888      461,280      612,884

       Unrecognized prior service cost        262,894      286,965      311,036

       Unamortized net transition assets      (20,995)     (27,994)     (34,993)

       (Accrued) pension expense          $  (539,416) $  (617,290) $  (669,388)
                                          ===========  ===========  ===========


                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



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


       Stock Option Plans

       1989 Non-Statutory Plan - Options to purchase 612,000 shares of Common Stock were granted to officers, senior employees, and independent directors. Options on 44,500 shares of Common Stock are currently outstanding. The options are exercisable at the fair market value of the shares at the date of grant adjusted for stock dividends. Directors' options vest ratably over a two year period and officer and employee options vest over a four year period.
All options are fully vested.

       1995 Stock Option Plan - Effective July 18, 1995, the Company adopted, and the stockholders subsequently approved, a stock award plan and an incentive plan which permit the issuance of options and restricted stock to selected employees of the Company. The plans reserve 600,000 shares of Common Stock for grant.





                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997


NOTE K - BENEFITS (Continued)

       Stock Option Plans (Continued)

       Under the terms of the 1995 stock option plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share at the date of grant. The board of directors approved issuance of 450,000 options (at $3.375, based upon the market value at July 18, 1995).
The options vest ratably over ten years. In addition, the board of directors granted 250,000 shares of restricted Common Stock to the Company's CEO, Mr. Peter Chase, at no cost. Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all rights of a shareholder.
The grants vest at the end of nine years. If Mr. Chase is not providing services to the Company prior to vesting, the shares revert to the Company.
                                                       Officers and
                                           Directors    Employees
       August 31, 1995
         Issued and outstanding              77,000       622,500
         Exercisable                         77,000       172,500
         Exercise price per share        $1.24 - $1.43 $1.51 - $3.712
       August 31, 1996
         Issued and outstanding             128,500       540,000
         Exercisable                         70,165       120,000
         Exercise price per share        $1.24 - $5.09 $1.51 - $3.712
       August 31, 1997
         Issued and outstanding             117,000       454,000
         Exercisable                         71,500        96,920
         Exercise price per share        $1.24 - $9.08 $1.51 - $5.625

       Options exercisable and exercise prices are shown after adjustment for 10% stock dividend issued June 1, 1990.

       Stock option plan activity was as follows:
                                               Weighted              Weighted
                                               Average    Officers   Average
                                               Exercise     and      Exercise
                                    Directors  Price     Employees   Price

       Outstanding August 31, 1994    154,000   $1.32     192,500    $1.51
       Grants at market price            -        -       450,000     3.49
       Exercises                      (77,000)   1.32     (20,000)    1.51
       Outstanding August 31, 1995     77,000    1.32     622,500     2.94

       Grants at market price          62,500    4.72        -         -
       Exercises                      (11,000)   1.43     (82,500)    1.51
       Outstanding August 31, 1996    128,500    2.96     540,000     3.16

       Grants at market price          10,000    9.08      15,000     5.625
       Exercises                      (21,500)   1.29    (101,000)    1.74
       Outstanding August 31, 1997    117,000    3.79     454,000     3.55
                                      =======            ========

                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE K - BENEFITS (Continued)

       Proforma Disclosures - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 (see Note A). The proforma net income and earnings per share, based upon a Black-Scholes pricing model, using a volatility of 26.57%, a risk-free interest rate of 7.5% and a dividend yield of 4%, had Financial Accounting Standards Board Statement No. 123 been applied, is as follows:
                                            August 31,
                                    1997        1996       1995

       Net income                $3,257,837  $2,232,410  $1,882,295
       Net income per share          $ .83       $ .60       $ .42


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



                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE L - CONTINGENCIES (Continued)

       The Company remains in communication with Pennsylvania DEP, and expects that these settlement discussions will eventually resolve the Company's potential liability at this site.

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



                 CHASE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1997



NOTE L - CONTINGENCIES (Continued)

       The Company is investigating the defenses available to it in connection with all these matters and its rights against its supplier. Although the Company cannot predict whether any of these claims will be pursued, management believes that such claims will not have any material financial impact on the Company.


NOTE M - SUPPLEMENTAL CASH FLOW DATA

       Cash paid during the year for:

                                         1997        1996      1995

       Income taxes                   $1,509,125   $855,000   $730,000
       Interest                       $  477,768   $594,746   $396,020



NOTE N - INVESTMENT IN MINORITY INTERESTS

       The Company has formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optical cable market. Chase Corporation owned a 42% interest in the joint venture at August 31, 1997.

       The Company has invested in minority interests in various closely held companies. Investments at August 31, 1997, in addition to The Stewart Group, Inc., consist of a 20% interest in Wireless, Inc., a telecommunications marketing company and a 32% interest in webpa.com, an Internet software developer.


NOTE O - SALE OF AVON REAL ESTATE

       During April 1996, the Company sold the real estate formerly leased to Avon Custom Mixing Service, Inc. for $122,649 and recorded a gain on the sale of $40,000. The assets sold consisted of land and buildings with a cost of $835,488 and accumulated depreciation of $760,393, with expenses related to the sale of $7,554.




                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               CHASE CORPORATION AND SUBSIDIARY


           COL. A           COL. B               COL. C                      COL. D       COL. E

                           BALANCE AT        (1)               (2)                       BALANCE AT
                           BEGINNING     CHARGED TO COSTS    CHARGED TO                  END OF
         DESCRIPTION        OF PERIOD      AND EXPENSES    OTHER ACCOUNTS   DEDUCTIONS   PERIOD


Year ended August 31, 1997:

    Allowance for doubtful
      accounts              $127,500        $68,544           $25,000        $68,544     $152,500

Year ended August 31, 1996:

    Allowance for doubtful
      accounts               $95,500        $42,731           $  -           $10,731     $127,500


Year ended August 31, 1995:

    Allowance for doubtful
      accounts              $100,500        $23,815           $  -           $28,815      $95,500


(1) Deductions are charged to accounts receivable when specific accounts are judged to be uncollectible.

(2)  $25,000 reserve acquired with majority interest in DC Scientific, Inc.