Form 10-Q
period 1997-11-30
CHASE CORP
filed 1998-01-14
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended November 30, 1997      Commission File Number: 1-9852



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

                                        Yes  X      No









Common Shares Outstanding as of December 31, 1997                    3,809,630





        PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

                 ASSETS                       Nov. 30        Aug.31
                                                1997          1997
                                            (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents               $     612,823  $    158,881
  Trade receivables,less allowance
    for doubtful accounts of $169,115 and
    $152,500 respectively                     6,937,789     7,121,218
    Note receivable from related party           57,963        92,517
  Inventories(Note B)
    Finished and in process                   1,846,503     1,209,960
    Raw materials                             2,676,177     3,069,372
                                            ------------   -----------
                                              4,522,680     4,279,332
  Prepaid expenses & other curr assets          387,656       168,285
  Deferred federal taxes                        119,561       119,561
                                            ------------   -----------
  TOTAL CURRENT ASSETS                       12,638,472    11,939,794

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                         336,911       332,536
  Buildings                                   2,301,696     2,255,684
  Machinery & equipment                      11,570,899    11,211,621
  Construction in progress                      126,771       244,173
                                            ------------   -----------
                                             14,336,277    14,044,014
  Less allowance for depreciation             9,347,894     9,131,813
                                            ------------   -----------
                                              4,988,383     4,912,201
OTHER ASSETS
  Note receivable from related party
  Excess of cost over net assets of
   acquired businesses less amortization      1,168,730     1,189,487
  Patents, agreements and trademarks
    less amortization                         1,117,930     1,142,818
  Cash surrender value of life ins. net       2,054,489     1,962,849
  Deferred federal taxes                         70,814        70,814
  Investment in joint venture                   858,903     1,410,798
  Other                                           7,000         7,000
                                            ------------   -----------
                                              5,277,866     5,783,766
                                            ------------   -----------
                                          $  22,904,721  $ 22,635,761
                                            ============   ===========





LIABILITIES AND STOCKHOLDERS' EQUITY          Nov. 30        Aug.31
                                                1997          1997
                                            (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Accounts payable                        $   2,676,228  $  2,386,390
  Notes payable                                 720,829       662,063
  Accrued expenses                            2,388,333     2,821,061
  Accrued pension expense - current             316,714       316,714
  Federal income taxes                          474,401       208,916
  Deferred compensation                         258,000       258,000
  Current portion of L.T. debt                  952,793       952,878
                                            ------------   -----------
  TOTAL CURRENT LIABILITIES                   7,787,298     7,606,022

LONG-TERM DEBT, less current portion          1,384,864     3,020,708
Long-term deferred compensation
    obligations                                  10,268        66,518

ACCRUED PENSION EXPENSE                         297,147       222,702


Minority interest                                98,111       166,508

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 4,889,641 shares at
  Nov. 30, 1997 and 4,873,797 shares at
  Aug. 31, 1997 respectively                    488,964       487,380
  Additional paid-in capital                  3,214,354     3,191,328
  Treasury Stock, 1,046,473 and 1,040,473
   shares at Nov. 30, 1997, and
   August 31, 1997, respectively             (4,106,350)   (4,017,850)
  Cum. G/(L) on currency translation           (151,739)     (122,121)
  Retained earnings                          13,881,804    12,014,566
                                            ------------   -----------
                                             13,327,032    11,553,303
                                            ------------   -----------
                                          $  22,904,721  $ 22,635,761
                                            ============   ===========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.





                                     CHASE CORPORATION
                               STATEMENT OF CONSOLIDATED OPERATIONS
                                            (UNAUDITED)

                                                  3 Months Ended
                                                Nov.30         Nov.30
                                                 1997           1996
Sales                                       $ 11,557,583   $  9,003,995
Comm. and other income                            61,491         79,502
Interest                                           2,152         10,573
                                              11,621,226      9,094,070

Cost and Expenses
  Cost of products sold(Note B)                7,345,511      5,930,575
  Sell.,gen. and admin. expen.                 2,762,324      2,039,379
  Bad debt expense                                 4,634          9,000
  Interest expense                                76,615        105,498
                                              10,189,084      8,084,452

Income before taxes and minority               1,432,142      1,009,618
  Interests and participation

  Income Taxes                                   588,700        376,700

  Income before minority interests and
     participation                               843,442        632,918

Income from minority interest                     46,000         62,375
Minority participation in subsidiary              68,397
Gain on sale of minority assets, net           1,718,425
                                               ---------      ---------
                                               3,264,964      1,071,993


   NET INCOME                               $  2,676,264   $    695,293

Income before gain per share
   of Common Stock
  Primary                                   $      0.242   $      0.178


  Fully Diluted                             $      0.242   $      0.178

Net income per share of Common Stock
  Primary                                   $      0.677   $      0.178


  Fully Diluted                             $      0.677   $      0.178







                                      CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                                3 MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996

                                                                                                      Cummulative
                           Common Stock          Additional                                            Effect of       Total
                           Shares                 Paid-In         Treasury Stock         Retained      Currency    Shareholders
                           Issued      Amount     Capital       Shares       Amount       Earnings    Translation     Equity
Balance @ Aug. 31, 1996  4,676,397  $ 467,640  $ 2,815,216    1,037,693    (3,990,400) $9,273,579  $   (108,100) $   8,457,935

Curr. translation adjmt.                                                                                 14,160         14,160
Exer.of stock options       70,926      7,093       89,031                                                              96,124
Compensatory stock issuan  100,000     10,000       88,437                                                              98,437
Net Income for 3 months                                                                    695,293                     695,293
Dividends paid in cash
  $.15 a share on
   common stock                                                                           (571,528)                   (571,528)
Balance @ Nov. 30, 1996  4,847,323    484,733    2,992,684    1,037,693    (3,990,400)  9,397,344       (93,940)     8,790,421

Curr. translation adjmt.                                                                                (28,181)      (28,181)
Exer.of stock options       26,474      2,647      198,644                                                             201,291
Net income for 9 months                                                                 2,617,222                    2,617,222
Purchase of treasury stock                                        2,780       (27,450)
Balance @ Aug. 31, 1997  4,873,797    487,380    3,191,328    1,040,473    (4,017,850) 12,014,566      (122,121)    11,553,303

Curr. translation adjustment                                                                            (29,618)      (29,618)
Exer.of stock options       15,844      1,584       (1,584)
Compensatory stock issuance.                        24,610
Purchase of treasury stock                                        6,000       (88,500)                                (88,500)
Net income for 3 months                                                                 2,676,264                   2,676,264
Dividends paid in cash
  $.21 a share on
   common stock                                                                          (809,026)                   (809,026)
Balance @ Nov. 30, 1997  4,889,641  $ 488,964  $ 3,214,354    1,046,473  $ (4,106,350)$13,881,804   $  (151,739) $  13,327,033


                         See accompanying notes to the consolidated financial statements and accountants' review report.










                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                         Three Months Ended
                                                      Nov. 30        Nov. 30
                                                        1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                       $   2,676,264  $     695,293
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Income from joint venture                        (1,764,425)       (30,375)
    Minority interest                                   (68,397)
    Depreciation                                        216,081        194,431
    Amortization                                         45,646         26,023
    Provision for losses on accts. receivable            16,615          8,725
    Stock issued for compensation                        24,610         24,609
    Tax effect of cashless option exercise                             194,560
    Deferred federal taxes                                              11,000
  Change in assets and liabilities
    Trade receivables                                   166,814        135,559
    Inventories                                        (243,348)      (278,945)
    Prepd. expenses & other curr. assets               (219,371)        24,598
    Accounts payable                                    289,839        219,954
    Accrued expenses                                   (358,283)      (297,566)
    Federal income taxes payable                        265,485        (75,376)
    Deferred compensation                               (56,250)       (52,434)
                               TOTAL ADJUSTMENTS     (1,684,984        104,763
                        NET CASH FROM OPERATIONS        991,280        800,056
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (292,265)       (67,228)
  Purchase of cash surrender value                      (91,640)       (55,730)
  Proceeds from note receivable                          34,554         33,870
  Cum. effect of currency translation                   (29,618)        14,160
  Dividend received from joint venture                2,316,320        _______
                                                      1,937,351        (74,928)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                            800,000      1,200,000
  Payments of principal on debt                      (2,435,929)    (1,575,717)
  Net borrowing under line-of-credit                     58,766         62,950
  Dividend paid                                        (809,026)      (571,528)
  Purchase of Common Shares for Treasury               (88,500)      _________
                                                     (2,474,689)     (884,295)
                              NET CHANGE IN CASH        453,942      (159,167)
CASH AT BEGINNING OF PERIOD                             158,881       191,429

CASH AT END OF PERIOD                             $     612,823  $     32,262

CASH PAID DURING PERIOD FOR:
  Income taxes                                    $     477,912  $    262,729
  Interest                                        $      76,617  $    105,498

    See accompanying notes to the consolidated financial statements and accountants' review report.









CHASE CORPORATION                            SECURITIES AND EXCHANGE COMMISSION



                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


January 14, 1998


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

Note C - Income per Share of Common Stock

     Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares and share equivalents outstanding used in determining primary per share results was 3,952,997 for the period of three months ended November 30, 1997. Earnings per share on a fully diluted basis are calculated on 3,953,324 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Joint Venture Sale of Assets

     The Company and The Stewart Group, Ltd., joint venture partners in The Stewart Group, Inc., completed an agreement to sell assets related to the manufacture of reinforcement products for the telecommunications industry to Owens Corning. Chase realized a net financial gain of $1,718,425 or $0.435 per share upon completion of the terms of the agreement.

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






CHASE CORPORATION                  SECURITIES AND EXCHANGE COMMISSION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS



Result of Operations

     Net revenues increased 28% to $11,621,000 an increase of $2,527,000 when compared to the first quarter of 1997. This increase is primarily related to an improvement of sales of highway related products through our Royston division and the benefit from recording the sales of DC Scientific, Inc. our subsidiary. When compared to fiscal 1996, we also received the benefit of increased sales of highway related products along with some improved sales from Chase Canada.

     The cost of products sold increased in the most recent quarter over the same quarter last year. To a large extent this is volume related. As a percent of sales, there was a reduction of 2.3%. To a large extent, this reduction relates to some raw material price reductions, but also to a more favorable product mix. The Company's products are largely mature and some are highly competitive which could result in low margins. Competitive pressure prevents us from being able to recover all our material price increases from our customers.

          Selling and administrative expenses were higher during the current year and as a percent of sales increased by 1.3%. Most of this increase relates to costs associated with our ongoing corporate development efforts, additional expenses related with the increased level of sales and investments in staffing required to continue our ability to improve revenues and profitability.

     Interest expense decreased during the comparable periods and is related to a reduction in bank debt. A significant amount of the bank debt reduction is the result of the cash dividend declared and paid by the Stewart Group Inc., a result of the previously announced sale of certain assets with Owens Corning, which was concluded during our first quarter. The Company also continues to benefit from low borrowing rates from its lender which provides funds at its prime rate of a LIBOR-based rate, whichever is lower.

     The sales increase combined with lower operating costs, associated changes in product mix and productivity improvements have assisted in our profit improvement over the past few years.
The substantial increase to net income was because of the net gain realized on the sale of minority assets by our joint venture to Owens Corning.

     The effective tax rate for the quarter this year vs last year is somewhat higher than the applicable tax rate. Benefits received as a result of solid export sales through our Chase Export Corporation subsidiary were more than offset by losses incurred by D C Scientific which were reserved against and not consolidated for tax filings. Also included in the income taxes for this year are taxes associated with the gain on the sale of minority assets. Last year the taxes were somewhat lower as a result of the export sale through Chase Export Corporation.

     The income from minority interest for both this year and last primarily relates to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.

     Minority interest in subsidiary represents the minority shareholders 49.9% equity in the losses of D C Scientific, Inc.


Liquidity and Sources of Capital

     The ratio of current assets to current liabilities was 1.6 both at the end of the first quarter for fiscal 1998 and the prior year end.

     Long-Term Debt decreased by $1,635,000 while total liabilities exclusive of Long-term debt increased by $130,000. The most significant reason for the debt reduction was the result of the cash dividend declared and paid by our joint venture, The Stewart Group, Inc.

     The Company had $5,840,000 in available credit at November 30, 1997 under its credit arrangement with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.



                        ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Braintree, Massachusetts


We have reviewed the consolidated balance sheet of Chase
Corporation and Subsidiary as of November 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of three months ended November 30, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiary as of August 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 15, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/Livingston & Haynes, P.C.

Wellesley , Massachusetts
January 14, 1998







ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601



Subsection          Description of Exhibit        State     Page Number

               Pursuant to reg. S-K item 601
               no exhibits are required.




     (b)  Reports on Form 8-K

          No 8-K reports were filed during the three months ended
          November 30, 1997.

          No financial statements were filed during the three months ended November 30, 1997.



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





Dated:    January 14, 1998