Form 10-Q
period 1998-02-28
CHASE CORP
filed 1998-04-14
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended February 28, 1998      Commission File Number: 1-9852



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


                                               Yes  X      No









Common Shares Outstanding as of March 31, 1998                    3,874,232


           PART 1: FINANCIAL INFORMATION
               CHASE CORPORATION
           CONSOLIDATED BALANCE SHEET
ASSETS                                                 Feb 28          Aug.31
                                                        1998            1997
                                                     (UNAUDITED)     (AUDITED)
CURRENT ASSETS
Cash and cash equivalents                           $ 1,220,602    $   158,881
  Trade receivables,less allowance
    for doubtful accounts of $175,200 and
    $152,500 respectively                             6,259,441      7,121,218
    Note receivable from related party                   46,407         92,517
  Inventories(Note B)
    Finished and in process                           1,973,763      1,209,960
    Raw materials                                     2,786,398      3,069,372
                                                     ----------      ---------
                                                      4,760,161      4,279,332
  Prepaid expenses & other curr assets                  350,051        168,285
  Deferred federal taxes                                101,561        119,561
                                                     ----------      ---------
  TOTAL CURRENT ASSETS                               12,738,223     11,939,794
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                 332,536        332,536
  Buildings                                           2,301,498      2,255,684
  Machinery & equipment                              11,405,019     11,211,621
  Construction in progress                              383,700        244,173
                                                     ----------     ----------
                                                     14,422,753     14,044,014
  Less allowance for depreciation                     9,576,504      9,131,813
                                                     ----------     ----------
                                                      4,846,249      4,912,201
OTHER ASSETS
  Excess of cost over net assets of
   acquired businesses less amortization              1,147,973      1,189,487
  Patents, agreements and trademarks
   less amortization                                  1,093,041      1,142,818
  Cash surrender value of life ins. net               2,180,619      1,962,849
  Deferred federal taxes                                 70,814         70,814
  Investment in joint venture                           842,250      1,410,798
  Other                                                   7,000          7,000
                                                     ----------     ----------
                                                      5,341,697      5,783,766
                                                     ----------     ----------
                                                    $22,926,169    $22,635,761
                                                     ==========     ==========



LIABILITIES AND STOCKHOLDERS' EQUITY                 Feb 28            Aug.31
                                                      1998              1997
                                                  (UNAUDITED)        (AUDITED)
CURRENT LIABILITIES
 Accounts payable                                  $ 2,518,990     $ 2,386,390
 Notes payable                                       1,135,000         662,063
 Accrued expenses                                    2,323,834       2,821,061
 Accrued pension expense - current                     316,714         316,714
 Federal income taxes                                   18,045         208,916
 Deferred compensation                                 158,000         258,000
 Current portion of L.T. debt                          946,790         952,878
                                                    ----------       ---------
 TOTAL CURRENT LIABILITIES                           7,417,373       7,606,022

LONG-TERM DEBT, less current portion                 1,110,769       3,020,708
LONG-TERM DEFERRED COMPENSATION
  OBLIGATIONS                                           54,018          66,518

ACCRUED PENSION EXPENSE                                371,592         222,702

MINORITY INTEREST                                       43,149         166,508

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)

Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 4,946,316 shares at
  Feb. 28, 1998 and 4,873,797 shares at
  Aug. 31, 1997 respectively                           494,632         487,380
  Additional paid-in capital                         3,323,981       3,191,328
  Treasury Stock, 1,061,419 and 1,040,473 shares at
  Feb. 28, 1998, and August 31, 1997, resp          (4,345,486)     (4,017,850)
   Cum. G/(L) on currency translation                 (148,072)       (122,121)
  Retained earnings                                 14,604,213      12,014,566
                                                    ----------      ----------
                                                    13,929,268      11,553,303
                                                    ----------      ----------
                                                   $22,926,169     $22,635,761
                                                    ==========      ==========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.




                                                         CHASE CORPORATION
                                          STATEMENT OF CONSOLIDATED OPERATIONS
                                                   (UNAUDITED)
                                      Six Months Ended            Three Months Ended
                                         Feb. 28       Feb. 28      Feb. 28       Feb. 28
                                          1998           1997         1998         1997
Sales                                 $21,724,169   $18,166,765   $10,166,586   $9,162,770
Commissions and other income              124,563       154,953        63,072       75,451
Interest                                   20,165        20,292        18,013        9,719
                                       21,868,897    18,342,010    10,247,671    9,247,940

Cost and Expenses
 Cost of products sold(Note B)         14,258,395    12,210,169     6,912,884    6,279,594
 Sell.,gen. and admin. expen.           4,992,465     4,091,780     2,230,141    2,052,401
 Bad debt expense                          14,234        23,200         9,600       14,200
 Interest expense                         139,005       228,677        62,390      123,179
                                       19,404,099    16,553,826     9,215,015    8,469,374

Inc.before income taxes and minority
 interests and participations           2,464,798     1,788,184     1,032,656      778,566

Income taxes                            1,009,100       722,500       420,400      345,800

Income before minority interests
 and participations                     1,455,698     1,065,684       612,256      432,766

Income from minority interest              99,347        97,375        53,347       35,000
Minority participation in subsidary       123,359        88,316        54,962       88,316
Gain on sale of minority assets, net    1,718,425          --            --           --

 NET INCOME                           $ 3,396,829   $ 1,251,375    $  720,565   $  556,082

Net income per share of Common Stock
 Basic                                $     0.856   $    0.320     $    0.181   $    0.142
 Fully Diluted                        $     0.855   $    0.320     $    0.181   $    0.142

      See accompanying notes to the consolidated financial statements and accountants' review report.
</TABLE)



                                        CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                       6 MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

                                                                                                   Cummulative
                          Common Stock           Additional                                          Effect of       Total
                            Shares                 Paid-In    Treasury Stock             Retained    Currency      Shareholders
                            Issued       Amount    Capital      Shares       Amount      Earnings   Translation       Equity
Balance @ Aug. 31, 1996    4,676,397   $467,640  $2,815,216   1,037,693    (3,990,400) $ 9,273,579  $(108,100)   $  8,457,935

Curr. translation adjmt.                                                                                1,172           1,172
Exer.of stock options        175,576     17,557     177,002                                                           194,559
Compensatory stock issuan                            49,219                                                            49,219
Net Income for 6 months                                                                  1,251,375                  1,251,375
Dividends paid in cash
  $.15 a share on
  common stock                                                                            (571,528)                  (571,528)
Balance @ Feb. 28, 1997    4,851,973    485,197   3,041,437  1,037,693     (3,990,400)   9,953,426   (106,928)      9,382,732

Curr. translation adjmt.                                                                              (15,193)        (15,193)
Exer.of stock options         21,824      2,183     149,891                                                           152,074
Net income for 6 months                                                                  2,061,140                  2,061,140
Purchase of treasury stock                                       2,780        (27,450)                                (27,450)
Balance @ Aug. 31, 1997    4,873,797    487,380   3,191,328  1,040,473     (4,017,850)  12,014,566   (122,121)     11,553,303

Curr. translation adjmt.                                                                              (25,951)        (25,951)
Exer.of stock options         72,519      7,252      83,434                                                            90,686
Compensatory stock issuance.                         49,219                                                            49,219
Purchase of treasury stock                                      20,946       (327,636)                               (327,636)
Net income for 6 months                                                                  3,396,829                  3,396,829
Dividends paid in cash
  $.21 a share on
  common stock                                                                            (807,182)                  (807,182)
Balance @ Feb. 28, 1998    4,946,316   $494,632 $ 3,323,981  1,061,419    $(4,345,486) $14,604,213  $(148,072)    $13,929,268


                See accompanying notes to the consolidated financial statements and accountants' review report.




   CONSOLIDATED STATEMENT OF CASH FLOWS
                   (UNAUDITED)
                                              Six Months Ended
                                               Feb. 28       Feb. 28
                                                 1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 $ 3,396,829   $ 1,251,375
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
  Income from joint venture                   (1,747,772)     (630,573)
  Minority interest                             (123,359)      410,172
  Depreciation                                   444,691       955,157
  Amortization                                    91,292        52,044
  Provision for losses on accts. receivable       22,700        58,287
  Stock issued for compensation                   49,219        49,219
  Tax effect of cashless option exercise          90,686       194,560
  Deferred federal taxes                          18,000        22,000
Change in assets and liabilities
  Trade receivables                              839,077      (259,942)
  Inventories                                   (480,829)     (495,662)
  Prepd. expenses & other curr. assets          (181,766)     (274,405)
  Accounts payable                               132,600       (21,517)
  Accrued expenses                              (348,437)     (162,969)
  Federal income taxes payable                  (190,871)     (348,186)
  Deferred compensation                         (112,500)      (95,201)
                                              ----------    ----------
                   TOTAL ADJUSTMENTS          (1,497,269)     (547,016)
                   NET CASH FROM OPERATIONS    1,899,560       704,359
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                          (404,690)   (1,409,888)
  Purchase of cash surrender value              (217,770)     (128,607)
  Proceeds from note receivable                   46,110        67,910
  Dividend received from joint venture         2,316,320
                                               1,739,970    (1,470,585)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                     800,000     3,000,000
  Payments of principal on debt               (2,716,027)   (1,683,313)
  Net borrowing under line-of-credit             472,937        69,435
  Dividend paid                                 (807,182)     (571,528)
  Purchase of Common Shares for Treasury        (327,636)
                                              ----------    ----------
                                              (2,577,908)      814,594
                 NET CHANGE IN CASH            1,061,622        48,368
CASH AT BEGINNING OF PERIOD                      158,881       191,429
                                             -----------   -----------
CASH AT END OF PERIOD                        $ 1,220,503   $   239,797
                                             ===========   ===========
CASH PAID DURING PERIOD FOR:
  Income taxes                               $ 1,250,199   $   770,729
  Interest                                   $   139,005   $   228,677

    See accompanying notes to the consolidated financial statements and accountants' review report.







CHASE CORPORATION                      SECURITIES AND EXCHANGE COMMISSION


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT

April 9, 1998


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

Note C - Income per Share of Common Stock

           Income per share is based on the weighted average number of shares and contingency issuable shares outstanding during the period. The average number of shares and share equivalents outstanding used in determining basic per share results was 3,967,497 for the period of six months ended February 28, 1998. Earnings per share on a fully diluted basis are calculated on 3,971,083 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

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






           INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Braintree, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiaries as of February 28, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of six months ended February 28, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Chase Corporation.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 15, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




Wellesley, Massachusetts
April 2, 1998


Results of Operations

           Net revenues for the second quarter and first half of fiscal 1998 increased by 11% and 19% respectively, over comparable periods in fiscal 1997. A majority of the increase, both for the quarter and year to date, is the result of our increased investment in DC Scientific which became a subsidiary of Chase during January 1997 and improved sales of highway related products through our Royston Division. The improved volume also relates to the benefits generated from capital expenditure investments by each division and with a more favorable business climate.

           When compared to 1996, the increase of about $6 million relates primarily to the continued growth in sales from the Webster facility, the addition of DC Scientific as a subsidiary to the Company and improved sales associated with our highway related products.

           The increase in the cost of products sold for the second quarter and the first half of the current year over the same periods last year are primarily volume related. For the first half as a percent of sales, there was a reduction of 1.6%. The reduction was due mostly to a more favorable product mix and also some decreases to certain raw material costs. The Company's products are largely mature and some are highly competitive which at times could result in low margins. Competitive pressure prevents us from being able to recover all of our raw material price increases.

           Selling and administrative expenses were higher during the current year and as a percent of sales increased by 0.5%. Most of this increase relates to costs associated with our ongoing corporate development efforts, additional expenses related with the increased level of sales and investments in staffing required to continue our ability to improve revenues and profitability.

           Interest expense decreased during the comparable periods and is related to the reduction to bank debt. A significant amount of the bank debt reduction is the result of the cash dividend declared and paid by The Stewart Group, Inc., the result of the previously announced sale of certain assets to Owens Corning, which was concluded during our first quarter. The Company also continues to benefit from continued strong earnings and from low borrowing rates from its lender which provides funds at its prime rate or a LIBOR-based rate, whichever is lower.

           The sales increase combined with lower operating costs, associated changes in product mix and productivity improvements have assisted in our profit improvement over the past few years. The substantial increase to net income relates to the non-recurring net gain of $1,718,000 related to the sales of certain assets by The Stewart Group, Inc. joint venture to Owens Corning.

           The effective tax rates for the applicable periods is somewhat higher than the applicable tax rate. Benefits received as a result of solid export sales through our Chase Export Corporation subsidiary were more than offset by losses incurred by our subsidiary, DC Scientific Inc, which were reserved against and not consolidated for tax filings. Also included in the income taxes for this year are taxes associated with the gain on the sale of minority assets.

           The income from minority interest for both this year and last year relates to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.

           Minority participation in subsidiary relates to the minority shareholders 49.9% equity in the losses of DC Scientific, Inc.

Liquidity and Sources of Capital

           The ratio of current assets to current liabilities was 1.7 at the end of the second quarter of 1998, compared to 1.6 at the prior year end.

           Long term debt has decreased $1,910,000 from the prior year end while total liabilities exclusive of long term debt remain unchanged. The most significant reason for the debt reduction was the result of the cash dividend declared and paid by our joint venture, The Stewart Group, Inc.

           The Company had $5,825,000 in available credit at February 28, 1998 under its credit arrangement with its bank and plans to utilize this means to help finance its interim funding requirements during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.








ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601



Subsection          Description of Exhibit       State    Page Number

                   Pursuant to reg. S-K item 601
                    no exhibits are required.




           (b)Reports on Form 8-K
              No 8-K reports were filed during the three months ended February 28, 1998.

             No financial statements were filed during the three months ended February 28, 1998.




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





Dated:     April 14, 1998