Form 10-Q
period 1998-05-31
CHASE CORP
filed 1998-07-14
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C., 20549


                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended May 31, 1998      Commission File Number: 1-9852



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

                                        Yes  X      No









Common Shares Outstanding as of June 30, 1998                3,874,232



      PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

           ASSETS                                    May 31          Aug.31
                                                      1998            1997
 CURRENT ASSETS                                    (UNAUDITED)      (AUDITED)
  Cash and cash equivalents                        $ 1,578,025   $   158,881
  Trade receivables,less allowance
    for doubtful accounts of $182,000 and
    $100,000 respectively                           7,088,060      7,121,218
    Note receivable from related party                 46,406         92,517
  Inventories(Note B)
    Finished and in process                         1,988,448      1,209,960
    Raw materials                                   2,946,399      3,069,372
                                                   ----------     ----------
                                                                                                         4,934,847    4,279,332
  Prepaid expenses & other curr assets                265,921        168,285
  Deferred federal taxes                              101,561        119,561
                                                                                            ------------  -----------
  TOTAL CURRENT ASSETS                             14,014,820     11,939,794
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                               332,536        332,536
  Buildings                                         2,303,378      2,255,684
  Machinery & equipment                            11,491,144     11,211,621
  Construction in progress                            512,879        244,173
                                                  -----------    -----------
                                                   14,639,937     14,044,014
  Less allowance for depreciation                   9,790,720      9,131,813
                                                  -----------    -----------
                                                    4,849,217      4,912,201
OTHER ASSETS
  Excess of cost over net assets of
   acquired businesses less amortization            1,127,216      1,189,487
  Patents, agreements and trademarks
   less amortization                                1,068,152      1,142,818
  Cash surrender value of life ins. net             2,296,396      1,962,849
  Deferred federal taxes                               52,814         70,814
  Investment in joint venture                         743,144      1,410,798
  Other                                                 7,000          7,000
                                                  -----------     ----------
                                                    5,294,722      5,783,766
                                                  -----------    -----------
                                                  $24,158,759    $22,635,761
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY                May 31        Aug.31
                                                     1998          1997
                                                 (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Accounts payable                               $ 2,801,027    $ 2,386,390
  Notes payable                                    1,095,000        662,063
  Accrued expenses                                 2,957,426      2,821,061
  Accrued pension expense - current                  289,478        316,714
  Federal income taxes                                44,002        208,916
  Deferred compensation                              100,000        258,000
  Current portion of L.T. debt                       927,431        952,878
                                                 -----------    -----------
  TOTAL CURRENT LIABILITIES                        8,214,364      7,606,022

LONG-TERM DEBT, less current portion                 842,759      3,020,708
LONG-TERM DEFERRED COMPENSATION
     OBLIGATIONS                                      55,769         66,518
ACCRUED PENSION EXPENSE                              156,559        222,702
MINORITY INTEREST                                     65,028        166,508
STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)
Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 4,946,316 shares at
  May 31, 1998 and 4,873,797 shares at
  Aug. 31, 1997 respectively                         494,632       487,380
  Additional paid-in capital                       3,348,591     3,191,328
  Treasury Stock, 1,072,084 and 1,040,473 shares at
   May 31, 1998, and August 31, 1997, respe       (4,535,476)   (4,017,850)
  Cum. G/(L) on currency translation                (168,394)     (122,121)
  Retained earnings                               15,684,927    12,014,566
                                                 -----------   -----------
                                                  14,824,280    11,553,303
                                                 -----------   -----------
                                                 $24,158,759   $22,635,761
                                                 ===========   ===========
  See accompanying notes to the consolidated financial
     statements and accountants' review  report.


                                           CHASE CORPORATION
                                 STATEMENT OF CONSOLIDATED OPERATIONS
                                             (UNAUDITED)

                                       Nine Months Ended         Three Months Ended
                                          May 31       May 31      May 31       May 31
                                           1998         1997        1998         1997
Sales                                   $ 33,554,677  $29,429,798   $11,830,508  $11,263,033
Commissions and other income                 202,297      218,180        77,734       63,227
Interest                                      49,872       28,361        29,707        8,069
                                          33,806,846   29,676,339    11,937,949   11,334,329

Cost and Expenses
  Cost of products sold(Note B)           22,082,785   19,616,680     7,824,390    7,406,511
  Sell.,gen. and admin. expen.             7,385,339    6,685,844     2,392,874    2,594,064
  Bad debt expense                            23,834       65,800         9,600       42,600
  Interest expense                           202,797      354,341        63,792      125,664
                                          29,694,755   26,722,665    10,290,656   10,168,839

Income before income taxes and minorit
   interests and participations            4,112,091    2,953,674     1,647,293    1,165,490

Income taxes                               1,605,800    1,193,400       596,700      470,900

Income before minority inter and partic    2,506,291    1,760,274     1,050,593      694,590

Income from minority interest                151,347      152,375        52,000       55,000
Minority participation in subsidiary         101,480      162,702       (21,879)      74,386
Gain on sale of minority assets, net       1,718,425         --            --          --
   NET INCOME                            $ 4,477,543  $ 2,075,351  $  1,080,714  $   823,976



Net income per share of Common Stock
  Basic                                  $     1.156  $     0.544  $      0.279  $     0.216

  Fully Diluted                          $     1.137  $     0.529  $      0.274  $      0.210

      See accompanying notes to the consolidated financial statements and accountants' review report.


                                      CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                                9 MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997


                                                                                                 Cumulative
                         Common Stock          Additional                                         Effect of      Total
                           Shares                 Paid-In   Treasury Stock            Retained     Currency   Shareholders
                           Issued      Amount     Capital     Shares      Amount      Earnings   Translation     Equity
Balance @ Aug. 31, 1996  4,676,397  $ 467,640  $ 2,815,216   1,037,693  (3,990,400) $ 9,273,579  $(108,100)   $ 8,457,935

Curr. translation adjmt.                                                                            (4,362)        (4,362)
Exer.of stock options      175,576     17,557      177,002                                                        194,559
Compensatory stock issuan                           73,828                                                         73,828
Net Income for 9 months                                                               2,075,351                 2,075,351
Dividends paid in cash
  $.15 a share on
   common stock                                                                        (571,528)                 (571,528)
Balance @ May 31, 1997   4,851,973    485,197    3,066,046    1,037,693  (3,990,400) 10,777,402   (112,462)    10,225,783

Curr. translation adjmt.                                                                            (9,659)        (9,659)
Exer.of stock options       21,824      2,183      125,282                                                        127,465
Net income for 3 months                                                               1,237,164                 1,237,164
Purchase of treasury stock                                        2,780     (27,450)                              (27,450)
Balance @ Aug. 31, 1997  4,873,797    487,380    3,191,328    1,040,473  (4,017,850) 12,014,566   (122,121)    11,553,303

Curr. translation adjustment                                                                       (46,273)       (46,273)
Exer.of stock options       72,519      7,252       83,434                                                         90,686
Compensatory stock issuance.                        73,829                                                         73,829
Purchase of treasury stock                                       31,611    (517,626)                             (517,626)
Net income for 9 months                                                               4,477,543                 4,477,543
Dividends paid in cash
   $.21 a share on
   common stock                                                                        (807,182)                 (807,182)
Balance @ May 31, 1998   4,946,316  $ 494,632  $ 3,348,591    1,072,084 $(4,535,476)$15,684,927  $(168,394) $  14,824,280


                         See accompanying notes to the consolidated financial statements and accountants' review report.





           CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED)
                                                     Nine Months End
                                                      May 31,        May 31,
                                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                        $  4,477,543   $  2,075,351
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Income from joint venture                        (1,799,772)      (554,573)
    Minority interest                                  (101,480)       307,487
    Depreciation                                        658,907        641,249
    Amortization                                        136,937         78,066
    Provision for losses on accts. receivable            29,500        100,953
    Stock issued for compensation                        73,829         73,828
    Tax effect of cashless option exercise               90,686        194,560
    Deferred federal taxes                               36,000         22,000
  Change in assets and liabilities
    Trade receivables                                     3,658       (866,795)
    Inventories                                        (655,515)      (202,375)
    Prepd. expenses & other curr. assets                (97,636)      (281,204)
    Accounts payable                                    414,637        193,186
    Accrued expenses                                     42,986        184,754
    Federal income taxes payable                       (164,914)      (246,755)
    Deferred compensation                              (168,749)      (147,636)
                               TOTAL ADJUSTMENTS     (1,500,926)      (503,255)
                        NET CASH FROM OPERATIONS      2,976,617      1,572,096

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (642,196)      (495,588)
  Purchase of cash surrender value                     (333,547)      (179,477)
  Proceeds from note receivable                          46,111        102,120
  Dividend received from joint venture                2,467,426
                                                      1,537,794       (572,945)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                            800,000      4,100,000
  Payments of principal on debt                      (3,003,396)    (3,200,089)
  Net borrowing under line-of-credit                    432,937     (1,299,733)
  Dividend paid                                        (807,182)      (571,528)
  Purchase of Common Shares for Treasury               (517,626)
                                                     (3,095,267)      (971,350)
                              NET CHANGE IN CASH      1,419,144         27,801
CASH AT BEGINNING OF PERIOD                             158,881        191,429

CASH AT END OF PERIOD                               $ 1,578,025   $    219,230

CASH PAID DURING PERIOD FOR:
  Income taxes                                      $ 1,293,812    $ 1,068,729
  Interest                                          $   202,797    $   354,341

    See accompanying notes to the consolidated financial statements and accountants' review report.




     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Braintree, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiaries as of May 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of nine months ended May 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Chase Corporation.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 2, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/Livingston and Haynes, P.C.
Wellesley, Massachusetts
June 18, 1998



CHASE CORPORATION                          SECURITIES AND EXCHANGE COMMISSION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


Results of Operations

     Net revenues for the third quarter and for the nine months ended May 31, increased by 14% and 5% respectively, over the comparable periods in 1997.
A significant amount of the increase to date was the result of our investment in DC Scientific which became a subsidiary of Chase during January 1997, improved sales of highway related products through our Royston division, and the continued strength in sales within the power and electronic cable markets.

     When compared to fiscal 1996, the increase of about $9 million relates primarily to the continued growth of electronic and communication tape sales through our Webster facility, the addition of DC Scientific as a subsidiary and an improved construction market that generally helped support several of our other product lines.

     The increase in the cost of products sold for the third quarter and nine months of the current year over the same period last year is largely volume related. For the nine-month period, as a per cent of sales, there was a reduction of almost 1%. The reduction was due mostly to some decrease in raw material costs. The Company's products are largely mature and some are highly competitive which at times could result in low margins. Competitive pressure not only prevents us from recovering raw material price increases, but also reduces our opportunity to improve profitability during periods of raw material price decreases.

     Selling and administrative expenses were higher during the current year, however as a percent of sales decreased by 0.7%. The dollar increase relates to costs associated with our increased levels of sales as well as investments in staffing required to continue our ability to improve revenue and profitability.

     Interest expense decreased during the comparable periods and is related to the reduction in bank debt. A significant amount of the bank debt reduction was the cash dividend declared and paid by The Stewart Group, Inc., the result of the previously announced sale of certain assets to Owens Corning, which was concluded during our first quarter. The Company also continues to benefit from solid earnings and low borrowing rates from its lender.

     The sales increase combined with lower operating costs, associated changes in product mix and productivity improvements have assisted in our profit improvement over the past few years. The substantial gain to net income relates to the non-recurring net gain of $1,718,000 resulting from the sale of certain assets by The Stewart Group, Inc. joint venture to Owens Corning.

     The effective tax rate for 1998 is slightly lower than the applicable tax rate. However, the benefit received as a result of strong export sales through our Chase Export Corporation subsidiary was offset by losses incurred by DC Scientific which were reserved against and not consolidated for tax filings. Also included in the income taxes this year are taxes associated with the gain on the sale of minority assets. During 1996 the tax rate was about equal to the applicable rate.

     The income from minority interest for the both this year and last year relates to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.

     Minority participation in subsidiary relates to the minority shareholders 49.9% equity in the losses of DC Scientific, Inc.


Liquidity and Sources of Capital

     The ratio of current assets to current liabilities was 1.7 at the end of the third quarter of 1998, compared to 1.6 at the prior year-end.

     Long term debt has decreased $2,178,000 from the prior year-end while total liabilities, exclusive of long term debt increased $500,000. The decrease to long term debt is associated with the sale of certain assets to Owens Corning by The Stewart Group, Inc. joint venture while the increase is mostly associated with the increased level of sales and the liabilities of DC Scientific, which are consolidated with those of Chase.

     The Company had $5,840,00 in available credit at May 31, 1998 under its credit arrangement with its bank and plans to utilize this means to help finance its interim funding requirements during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.




CHASE CORPORATION                         SECURITIES AND EXCHANGE COMMISSION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT


July 13, 1998


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

Note C - Income per Share of Common Stock

     Income per share is based on the weighted average number of shares and contingency issuable shares outstanding during the period. The average number of shares and share equivalents outstanding used in determining basic per share results was 3,874,272 for the period of nine months ended May 31, 1998. Earnings per share on a fully diluted basis are calculated on 3,938,699 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

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

     (b)  Reports on Form 8-K

          No 8-K reports were filed during the three months ended
          May 31, 1998.

          No financial statements were filed during the three months ended May 31, 1998.



                                   Pursuant to the requirements ofthe
                                   Securities Exchange Act of 1934, the
                                   registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHASE CORPORATION



                                        /s/Peter R. Chase
                                        Peter R. Chase, President & CEO





Dated:    July 13, 1998