Form 10-K
period 1998-08-31
CHASE CORP
filed 1998-11-27
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended August 31, 1998     Commission File Number: 1-9852

                               CHASE CORPORATION
             (Exact name of registrant as specified in its charter)
Massachusetts                                          11-1797126
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation of organization)               Identification No.)

26 Summer Street, Bridgewater, Massachusetts                02324
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (508) 279-1789

           Securities registered pursuant to section 12(b) of the Act:

Common Stock, $.10 par value            American Stock Exchange
(Title of class)                   (Name of each exchange on which registered)

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

               Yes          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

As of October 31, 1998, the Company had outstanding 3,905,566 shares of common stock, $.10 par value, which is its only class of common stock; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $51,749,000.

                       DOCUMENT INCORPORATED BY REFERENCE

The registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on January 26, 1999, is incorporated by this reference into items 10-13 hereof.


Item 1.   Business.

General Development and Industry Segment.
     Chase Corporation (the "Company") is a multi-divisional advanced manufacturing company providing industrial products to a wide variety of industries including wire and cable, construction and electronics. During fiscal 1991, the Company implemented a strategy of maximizing the core businesses while seeking future opportunities through selective acquisitions. As a result we divested or discontinued products or services that did not fit our model and began to reposition the Company. During 1992, a facility that manufactures tape and related products in Webster, Massachusetts became operational. In April 1992, the Company acquired certain tape product lines and associated assets for cash from The Stewart Group, Ltd. This division, Chase Canada, maintains manufacturing operations in Winnipeg, Manitoba, Canada. As of September 16, 1993, the Company was appointed the exclusive distributor of "Megolon " by Lindsay & Williams, Ltd. of Manchester, England. This agreement has been terminated as of October 30, 1998. Effective May 25, 1994, the Company purchased the electrical cable insulation tape product lines and certain associated assets from Haartz Mason, Inc. and these products were folded into the Chase & Sons division. On June 5, 1995, the Company formed a joint venture with The Stewart Group, Ltd. which was called The Stewart Group, Inc. This venture produced a variety of dielectric strength members from composite materials and sold into the fiber optic cable market. The original investment was increased on February 1, 1996 and at that time the Company owned 42% of the venture. It was announced on May 16, 1997 that the majority of the assets related to the original business were sold to Owens Corning. The venture will continue to provide consulting services for several years to Owens Corning while pursuing other market opportunities. On June 29, 1995, certain assets of Fluid Polymers, Inc. of Las Vegas, Nevada were acquired and then relocated to the Royston facility. On August 7, 1996 the Company announced the purchase of a 20% interest in DC Scientific, Inc., which provides circuit board assembly services to electronic goods manufacturers. This investment was increased to 51% at which time DC became a subsidiary of Chase. There have not been any other material changes or developments since September 1, 1998.

     As of October 31, 1998, the Company employed approximately 222 people, of which 55 individuals were associated with our subsidiary.

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

Backlog, Customers and Competition.
     As of October 31, 1998, the backlog of orders believed to be firm was approximately $1,430,000, all of which are expected to be filled in fiscal year 1999. As of October 31, 1997 the backlog was approximately $1,913,000. In addition, the backlog at October 31, 1998 for our subsidiary, DC Scientific, Inc. was $1,306,000. The backlog is not seasonal. The Company does not do business with any customer the loss of which would have a material adverse effect on the Company and no material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.

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

Patents, Trademarks, Licenses, Franchises and Concessions.
     Other than Humiseal , a trademark for moisture protective coatings sold to the electronics industry, Chase BLH2OCK , a trademark for water blocking compound sold to the wire and cable industry, and Rosphalt50 , a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection, there are no material trademarks, licenses, franchises, or concessions. The Company holds various patents, but believes that at this time they are not material to the success of the business.

Working Capital and Research and Development.
     There are no special practices followed by the Company relating to working capital. Approximately $574,000, $540,000 and $502,000 was spent for Company-sponsored research and development during the fiscal years 1998, 1997 and 1996, respectively.


Environmental.
     The Pennsylvania Department of Environmental Protection ("Pennsylvania DEP") had previously notified the Company that it could be a person responsible for clean up costs associated with a site in Bruin, Pennsylvania where an affiliate of the Company had sponsored research in experimental oil and coal-based fuels in the early 1980's. In August 1991, a spill of the affiliate's stored material occurred at the Bruin site, apparently due to vandalism of the storage tanks. Upon learning of the spill, the Company provided notice of the release to appropriate authorities and undertook to remedy the spill. The remedy was completed in October 1992 under plans approved by the Pennsylvania DEP. In September of 1998, the Company reached a settlement in the amount of $259,468 with the Pennsylvania DEP. As part of the settlement, the Company resolved its liability to the Pennsylvania DEP and received protection from third-party lawsuits regarding the Site. The amount of the settlement had been previously reserved.

     See also Legal Proceedings Caption.

Financial Information about Foreign and Domestic Operations and Export Sales.
     Export sales from continuing domestic operations to unaffiliated third parties were $5,207,000, $4,592,000 and $3,594,000 for the years ended August 31, 1998, 1997 and 1996, respectively. The Company does not anticipate any material change to export sales during fiscal 1999. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues. The Company's Canadian operations accounted for 7.6% of consolidated sales and 4.1% of its assets.

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

     Name           Age  Offices Held and Business Experience during
                         Past Five Years.
Peter R. Chase       50  Chief Executive Officer of the Company since
                         September 1993 and President of the Company since April 1992; Chief Operating Officer of the Company since September 1988.

Everett Chadwick, Jr. 57 Treasurer of the Company since September 1993 and Chief Financial Officer since September,
                         1992; Director of Finance of the Company from April 1991 to August 1993 and Controller of the Company from September 1988 to August 1993.

ITEM 2.   Properties

     The Company has recently purchased a building containing about 5,200 square feet and during November, 1998 moved its principal executive office
into this space in Bridgewater, Massachusetts.   The Company also rents a
modern one-story building of approximately 5,000 square feet in Woodside, New York, which is used by the conformal coatings division.

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

     The Canadian division of the Company is engaged in the process of laminating and slitting film, foils and papers primarily by the wire and cable industry. This division leases about 14,000 square feet of manufacturing space in Winnipeg, Manitoba, Canada.

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

Item 3.   Legal Proceedings.

     The Company has been named as a third party defendant in eighteen personal injury lawsuits filed in state court in Jackson County, Mississippi. These lawsuits, each of which has multiple plaintiffs and defendants, arose out of alleged asbestos exposure by the plaintiffs as a result of their work at the Ingalls Shipyard. The Company was sued as a third-party defendant by USX Corporation, General Cable Corporation and G.K. Technologies, Inc., each of whom is a primary defendant in these actions. USX, General Cable and G.K. are alleged to have supplied wire and cable products containing asbestos to the shipyard. The third-party complaints allege that tape products containing asbestos were manufactured by the Company, sold to USX, General Cable and G.K., and then incorporated in their wire and cable products sold for use in the ships. USX, General Cable, and G.K. are seeking indemnification from the Company for damages that may be assessed against them and expenses including legal fees.

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

     In July 1994, the Company received a notice letter from General Cable and G.K. that they have been sued in fourteen additional asbestos personal injury lawsuits, ten of which are pending in Mississippi, two in Pennsylvania and two in Texas. Each of these cases involves multiple plaintiffs and defendants. This notice letter is an effort to bind the Company to the factual determination made in these cases, if General Cable or G.K. brings an action against the Company for indemnification arising out of these cases. No such action for indemnification has been brought and the Company is not now a party in any of these fourteen additional cases. The Company's liability insurer has been informed that the Company has been notified of these potential claims.

     The Company is investigating the defenses available to it in connection with all these matters and its rights against its supplier. Although the company cannot predict whether any of these claims will be pursued, management believes that such claims will not have any material financial impact of the Company.

     See also Environmental Disclosure Caption.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's last fiscal year.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters.

     The Company's common stock is traded on the American Stock Exchange (symbol CCF). The approximate number of record holders of the Company's common stock on October 31, 1998 was 820.

     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:
              Year ended August 31, 1998     Year ended August 31, 1997
                         Sales Price              Sales Price
Quarter Ended            High    Low           High        Low
November 30             15      10 1/2        9 3/16     5 1/4

February 28             16 1/2  12 1/2        9 3/8      7 1/4

May 31                  19      13 1/8        8 1/4      7

August 31               14 3/4   8 7/8       12 3/8      8


Item 6.  Selected Financial Data.

                         1998         1997         1996           1995            1994

Net Sales and other     $46,639,338    $40,991,125 $34,366,029 $32,734,893  $28,654,421
operating revenues

Income from operations    4,101,643      2,811,460   2,194,985   1,907,884    1,608,621

Equity in earnings      195,000        195,375      82,965      19,951        -
 of unconsolidated
 joint venture

Minority Participation      107,585        303,680         -         -           -
 in Subsidiary

Gain in sale of assets
  from unconsolidated
  joint venture            1,718,425        -               -       -           -

Net Income                 6,122,653        3,312,515   2,277,950  1,927,835    1,608,621


Total Assets          25,261,786       22,635,761  19,786,824 20,002,586   18,134,618

Long-term debt and      682,576        3,020,708   4,481,071  6,464,260    2,897,976
    capital leases

Per Common Share:
       Diluted                1.56              .84          .61      .43        .35
       Basic             1.58                .84       .61       .43        .35

Cash dividends*                 .28              .21         .15      .10        .08

   *Single annual payments declared and paid subsequent to fiscal year end.
    Includes a non-recurring gain of $1,718,425 ($0.44 per share) related to the sale of certain assets by The Stewart Group, Inc. joint venture.












Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

                            SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                                       STATEMENTS OF OPERATIONS

                                       Years Ended August 31,
                                          1998        1997        1996
                                             (Dollars in thousands)

Net revenue..............................$46,639     $40,991   $34,366

Net Income...............................$ 4,894     $ 3,313   $ 2,278

Increase in net revenue from previous
               year......................

     Amount............................  $ 5,648     $ 6,625   $ 1,631

     Percentage........................       14%          19%       5%

Increase(Decrease) in net income from
               previous year...........  $ 1,581     $ 1,035  $   350

Percentage of net revenue:

     Net revenue.......................    100.0%      100.0%    100.0%

     Expenses:

          Cost of Sales................     64.3        65.5      66.0

          Selling, general and
             administrative expenses....    20.8        21.5      22.1

          Other expenses...............      0.5         1.3       1.9

     Income from operations
          before income taxes..........     14.3        11.7      10.0

     Provision for income taxes........      5.5         4.8       3.6

     Income from operations............      8.8%        6.9%     6.4%

     Minority participation in subsidiary     .2          .7        -

     Equity in earnings of unconsolidated
         joint venture................        .4          .5        .2
     Gain on sales of assets by
         Unconsolidated joint venture....    3.7         -          -

     Net Income.......................      13.1%        8.1%      6.6%


 Results of Operations.

     Total revenues for fiscal 1998 increased $5.6 million to $46.6 million, a 13.8%improvement over the prior year. The Company's strategic plan, which was adopted several years ago, remains a focus for growth.
The continued focus on the plan during fiscal 1998 and, to some extent, generally strong domestic and Canadian economies, assisted all of our divisions with growth in their traditional markets. This sales improvement along with new product development and the benefit received by the inclusion of a full year of sales by our subsidiary, DC Scientific, Inc., which has now been consolidated with Chase since January 1997, were all important to our revenue improvement last year. Also, despite a difficult world economy, international revenue growth improved by 13%, but still represents only 11% of our total revenue for the fiscal year.

     Fiscal 1997 revenue increased 19% to $41 million when compared to 1996. The majority of this growth came from our traditional products, although DC Scientific, Inc. became a subsidiary in January 1997 and, as a result, their sales were then consolidated with ours. International sales increased 28% to $4.6 million during fiscal 1997.

     The dollar value of cost of products was higher in fiscal 1998 compared to both 1997 and 1996. These increases were volume related. As a percent of sales, cost of products decreased to 64.9% in 1998 as compared to 66.4% and 66.8% in 1997 and 1996 respectively. Raw material cost decreases during the periods were a significant part of the gross margin improvement. These improvements were somewhat offset by some direct manufacturing expenses. Gross profit margins during the past three years were relatively stable and we would expect continued solid margins during the current fiscal year as long as current market trends prevail.
However, no assurances can be given in this regard. Competitive pressures prevent the Company from recovering any significant amount of related cost increases.

     Selling and administrative expenses in 1998 increased by $930,000 and $1,200,000 respectively when compared to 1997 and 1996. However, as a percent of sales, 1998 was lower, 0.9% and 0.6% respectively, in comparison with 1997 and 1996. The dollar increases relate to the expenses associated with the higher levels of sales and costs related to investments in people that would be required in order to continue our ability to improve revenues and profitability.

     Interest expense decreased to $258,000 in 1998 as compared to $470,000 in 1997 and $595,000 in 1996. The interest decrease relates to a continuous reduction in bank debt. A significant amount of the bank debt reduction during 1998 was a result of the cash dividend declared and paid by The Stewart Group, Inc., as a result of the previously announced sale of certain assets to Owens Corning, which was concluded during the first quarter of fiscal 1998. The Company also continues to benefit from solid earnings and low borrowing rates from its lender.

     Sales increases in our traditional products, compared with lower manufacturing costs mostly associated with raw material cost improvements, beneficial changes in product mix and productivity improvements have assisted in our profit improvement over the past few years. Management will continue this approach of seeking to maximize and expand our current business while at the same time seeking future opportunities through selective acquisitions.

     The effective tax rate for 1998 is lower than the applicable tax rate. This is largely due to the increased export sales through our Chase
Export Corporation subsidiary. During 1997 the tax rate was about equal to the applicable rate. However, the benefit received from the export sales increase was offset by the losses of DC Scientific, Inc. which were reserved against and were not consolidated for tax filings. The 1996 tax rate was somewhat lower because of the export sales improvement.

     Minority participation in subsidiary represents the minority shareholders 49.9% equity in the losses of DC Scientific, Inc.

     The equity in earnings of unconsolidated joint ventures over the past few years relates to our ownership position in The Stewart Group, Inc., Toronto, Canada.

     Our gain on sales of assets by unconsolidated joint venture during fiscal 1998 is a non-recurring gain and the result of the sale of certain assets by The Stewart Group, Inc. joint venture to Owens Corning. The transaction was concluded on November 17, 1997.


Liquidity and Sources of Capital.
     Cash flow generated from operations was $5,237,000 in 1998 as compared to $3,538,000 and $4,419,000 during 1997 and 1996 respectively. Receivable and inventory increases relative to the increased level of business were more than offset by the cash dividend received from The Stewart Group, Inc. that was related to the sale of assets to Owens Corning. In 1997, a significant part of the inventory and receivable build up was related to the consolidation of DC
Scientific, Inc. The majority of the 1996 cash flow improvement was related to reductions in inventory.

     The ratio of current assets to current liabilities was 1.9 at the end of fiscal 1998 as compared to 1.6 at the end of both 1997 and 1996.

     The unused available long-term credit amounted to $5,840,000 at August,
1998, as compared to $4,440,000 at August, 1997.   Current financial resources
and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

Year 2000
     The year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.
Management established an executive committee to review the year 2000 issue as well as our entire system. The committee completed an assessment of the Company's computer systems and the embedded systems contained in its manufacturing processes. Machinery and equipment used in key production processes utilizing imbedded chips were purchased over the last two - five years and are Y2K compliant. However, many of the Company's programs have time sensitive software which could result in a system failure. It was determined that our internal computer operation, both hardware and software, needed upgrading. A decision was made to update and upgrade our entire informational system. We anticipate that the entire cost of this conversion will be in the range of $600,000 and that these costs will be expensed or will be amortized over five years in accordance with generally accepted accounting practices.
Management has put in place a plan to complete our conversion by June 30, 1999.

     The Company also understands that there are risk factors associated with year 2000 that it cannot directly control, primarily the readiness of its key suppliers, distributors, and vendors. We will work diligently on these concerns although there can be no assurance that the systems of any third party will be timely converted and which will not have a material adverse effect on the Company. During the first half of calendar 1999, the Company will address contingency plans that will address our key issues in the event that problems arise.

Forward-Looking Information.
     From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. In fact, this Form
10-K (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities
Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; technological developments; performance issues with key suppliers and subcontractors;
worldwide political stability and economic growth; regulatory uncertainties;
delays in testing of new products; rapid technology changes and the highly competitive environment in which the Company operates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     Information regarding the ownership of the Company's common stock by certain beneficial owners and by management is incorporated herein by reference to the Definitive Proxy Statement (under the captions "Principal Holders of
Voting Securities" and "Election of Director's").

Item 13.  Certain Relationships and Related Transactions.
     Information regarding certain relationships and related transactions with the Company's Directors and Executive Officers is incorporated herein by reference to the Definitive Proxy Statement under the captions "Election of Directors" and "Remuneration of Directors and Executive Officers."


                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
     See the List of Financial Statements and Schedules included in this report for a list of the financial statements and schedules included with this report and see the Exhibit Index included in this report for a list of the exhibits required to be filed with this report. The Company did not file any reports on Form 8K during the fourth quarter of its most recent fiscal year. Copies of any of the exhibits are available to beneficial shareholders as of the record date
(December 1, 1998) without charge upon written request to the Investor Relations
Department, Chase Corporation, 50 Braintree Hill Park, Braintree, Massachusetts
02184.




                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE CORPORATION                                         Date


By /s/ Peter R. Chase           President and             November 24, 1998
  Peter R. Chase                Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   Capacity                 Date
By /s/ Peter R. Chase           President, Chief          November 24, 1998
  Peter R. Chase                Executive Officer and
                                Director (Principal
                                Executive Officer)


By /s/ Everett Chadwick, Jr.    Treasurer and Chief       November 24, 1998
  Everett Chadwick, Jr.         Financial Officer
                                (Principal Financial
                                and Accounting Officer)

By /s/ Edward L. Chase          Director                  November 24, 1998
  Edward L. Chase


By /s/ Sarah Chase              Director                  November 24, 1998
  Sarah Chase


By /s/ William H. Dykstra       Director                  November 24, 1998
  William H. Dykstra


By /s/ George M. Hughes         Director                  November 24, 1998
  George M. Hughes


By /s/ Ronald Levy              Director                  November 24, 1998
  Ronald Levy


By /s/ Ernest E. Siegfriedt, Jr. Director                 November 24, 1998
  Ernest E. Siegfriedt, Jr.


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


10.17 Amendment dated April 30, 1992 to Split Dollar Insurance Agreement dated
December 2, 1983 by and between the Company and Edward L. Chase (incorporated by reference from Exhibit 10.17 to the Company's annual report on Form 10-K for the fiscal year ended August 31,1992)

10.18 Amendment dated April 30, 1992 to Split Dollar Insurance Agreement dated
November 10, 1987   by and between the Company and Edward L. Chase and Claire
Chase (incorporated by reference from Exhibit 10.18 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)

10.20 Amendment dated August 31, 1992 to Split Dollar Insurance Agreement dated
December 2, 1983 by and between the Company and Francis M. Chase (incorporated
by reference from Exhibit     10.20 to the Company's annual report on Form 10-K
for the fiscal year ended August 31,    1992)

10.21 Amendment dated August 31, 1992 to Split Dollar Insurance Agreement dated
November 10,   1987 by and between the Company and Francis M. Chase and Barbara
Chase (incorporated by reference from Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended August 31,1992)

10.25 Endorsement Split-Dollar Agreement dated June 8, 1995 by and between the
Company and Edward L. Chase and Claire Chase.


10.26 Amendment to and Confirmation of Split Dollar Insurance Agreement dated
June 8, 1995 by and between the Company and Edward L. Chase and Claire Chase.

22   Subsidiaries of the Company

                    List of Financial Statements and Schedules

Report of Independent Certified Public Accountants................... 17

Consolidated Balance Sheets as of August 31, 1998 and
     August 31, 1997................................................. 18

Consolidated Statements of Operations for each of the three
     fiscal years in the period ended August 31, 1998................ 20

Consolidated Statements of Shareholders' Equity for each of
     the three fiscal years in the period ended August 31, 1998...... 21

Consolidated Statements of Cash Flows for each of the three
     fiscal years in the period ended August 31, 1998................ 22

Notes to Consolidated Financial Statements........................... 23-37












































                   INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Chase Corporation
Braintree, Massachusetts


     We have audited the consolidated balance sheets of Chase
Corporation and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three year period ended August
31, 1998 and the Schedule II, Valuation and Qualifying Accounts and
Reserves. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Corporation and subsidiaries at August 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each year in the three year period ended August 31, 1998, in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.



/s/ Livingston & Hayes, P.C.
Wellesley, Massachusetts
October 16, 1998





                 CHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                      AUGUST 31, 1998 AND 1997



                               ASSETS

                                                1998            1997
CURRENT ASSETS
  Cash and cash equivalents                  $ 2,296,384     $   158,881
  Trade receivables, less allowance for doubtful
    accounts of $201,135 and $152,500, at August 31,
    1998 and 1997, respectively                7,320,022       7,121,218
  Inventories:
    Finished and in process                    1,671,770       1,209,960
    Raw materials                              3,064,684       3,069,372
                                               4,736,454       4,279,332

  Prepaid expenses                               352,652          40,964
  Other current assets                            27,410         127,321
  Note receivable from related parties            46,406          92,517
  Deferred income taxes                           90,294         119,561

                                 TOTAL CURRENT ASSETS    14,869,622     11,939,794

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                          332,536         332,536
  Buildings                                    2,385,647       2,255,684
  Machinery and equipment                     11,763,321      11,211,621
  Construction in progress                       532,628         244,173
                                              15,014,132      14,044,014
  Less allowances for depreciation             9,904,243       9,131,813
                                               5,109,889       4,912,201
OTHER ASSETS
  Excess of cost over net assets of acquired
    businesses, less amortization of $321,720
    and $238,695 at August 31, 1998 and 1997,
    respectively                               1,106,462       1,189,487
  Patents, agreements and trademarks, less
    amortization of $596,319 and $408,368 at
    August 31, 1998 and 1997, respectively     1,044,404       1,142,818
  Cash surrender value of life insurance, net of
    loans of $158,049 and $154,268 at August 31,
    1998 and 1997, respectively                2,423,851       1,962,849
  Deferred income taxes                           72,266          70,814
  Investments in minority interests              486,795       1,410,798
  Other                                          148,497           7,000
                                               5,282,275       5,783,766


                                             $25,261,786     $22,635,761
                                             ===========     ===========


  See accompanying notes to the consolidated financial statements.


                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                1998            1997
CURRENT LIABILITIES
  Accounts payable                           $ 2,848,199     $ 2,386,390
  Notes payable to bank                        1,136,000         662,063
  Accrued payroll and other compensation       1,406,909       1,383,776
  Accrued pension expense - current              289,478         316,714
  Other accrued expenses                       1,821,028       1,437,285
  Federal taxes payable                         (134,809)        208,916
  Deferred compensation                           41,999         258,000
  Current portion of long-term debt              287,317         952,878

                           TOTAL CURRENT LIABILITIES      7,696,121      7,606,022

LONG-TERM DEBT, less current portion             682,576       3,020,708

DEFERRED COMPENSATION                            199,131          66,518

ACCRUED PENSION EXPENSE                          201,369         222,702

MINORITY INTEREST IN SUBSIDIARY                   58,923         166,508

COMMITMENTS (See Note G)                            -          -

CONTINGENCIES (See Note L)                          -          -

SHAREHOLDERS' EQUITY
  First Serial Preferred Stock,
    par value $1.00 a share:
      Authorized 100,000 shares; none issued                   -              -
  Common Stock, par value $.10 a share:
    Authorized 10,000,000 shares;
      issued and outstanding 4,977,650 and
      4,873,797 shares at August 31, 1998
      and 1997, respectively                     497,765         487,380
  Additional paid-in capital                   3,370,066       3,191,328
  Treasury Stock, 1,072,084 and 1,040,473
    shares of Common Stock at August 31,
    1998 and 1997, respectively               (4,535,476)     (4,017,850)
  Cumulative effect of currency translation                (238,728)      (122,121)
  Retained earnings                           17,330,039      12,014,566
                                              16,423,666      11,553,303


                                             $25,261,786     $22,635,761
                                             ===========     ===========



                 CHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998



                                      1998                 1997           1996
Revenue:
  Sales                            $46,228,818          $40,473,809    $33,948,292
  Commissions and other income         331,354              481,881        349,103
  Interest                              79,166               35,435         68,634
                                    46,639,338           40,991,125     34,366,029

Costs and expenses:
  Costs of products and services sold                    30,003,343     26,868,127     22,695,744
  Selling, general and administrative
    expenses                         9,731,083            8,798,549      7,590,223
  Bad debt expense - net of recoveries               (5,807)                68,544         42,731
  Interest expense                     258,476              469,878        594,746
                                    39,987,095           36,205,098     30,923,444

                     INCOME FROM OPERATIONS
                        BEFORE INCOME TAXES     6,652,243                4,786,027      3,442,585

Income taxes                         2,550,600            1,974,567      1,247,600

                     INCOME FROM OPERATIONS     4,101,643                2,811,460      2,194,985

Minority participation in subsidiary                        107,585        303,680           -
Equity in earnings of unconsolidated
  joint venture                        195,000              197,375         82,965
Gain on sales of assets by
  unconsolidated joint venture       1,718,425                 -              -

                                 NET INCOME   $ 6,122,653              $ 3,312,515    $ 2,277,950
                                   ===========          ===========    ===========

Net income per share of Common Stock
    Basic                             $1.58      $ .84     $ .61
                                      =====      =====     =====
    Fully diluted                     $1.56      $ .84     $ .61
                                      =====      =====     =====









  See accompanying notes to the consolidated financial statements.




                                 CHASE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31,
1998
                                                                                           CUMULATIVE
                                           ADDITIONAL                                      EFFECT OF
                         COMMON STOCK       PAID-IN     TREASURY STOCK         RETAINED
CURRENCY    SHAREHOLDERS'
                       SHARES     AMOUNT    CAPITAL     SHARES      AMOUNT     EARNINGS
TRANSLATION   EQUITY
Balance at August 31,
  1995               4,459,848    $445,985  $2,674,897  1,037,693 $(3,990,400) $ 7,352,900 $
(79,030)  $ 6,404,352
Cash dividend paid,
  $0.10 per share         -            -         -          -          -          (357,271)      -        (357,271)
Currency translation
  adjustment              -            -         -          -          -             -        (29,070)     (29,070)
Compensatory stock
  issuance             150,000     15,000       56,250      -          -             -            -         71,250
Exercise of stock
   options              66,549      6,655       84,069      -          -             -          -           90,724
Net income                -           -           -         -          -         2,277,950      -        2,277,950
Balance at August 31,
  1996               4,676,397    467,640    2,815,216  1,037,693  (3,990,400)   9,273,579
(108,100)   8,457,935
Cash dividend paid,
  $0.15 per share         -           -           -         -          -          (571,528)     -         (571,528)
Currency translation
  adjustment              -           -           -         -          -               -      (14,021)     (14,021)
Exer.of stock options  97,400       9,740      287,675      -          -               -        -          297,415
Compensatory stock
  issuance            100,000      10,000       88,437      -          -               -        -           98,437
Purchase of Treasury
  Stock                   -          -            -        2,780      (27,450)         -        -          (27,450)
Net income                -          -            -         -           -        3,312,515      -        3,312,515
Balance at August 31,
  1997              4,873,797     487,380    3,191,328 1,040,473   (4,017,850)  12,014,566
(122,121)  11,553,303
Cash dividend paid,
  $0.21 per share        -           -           -          -           -        (807,180)      -         (807,180)
Currency translation
  adjustment             -           -           -          -           -           -        (116,607)    (116,607)
Exercise of stock
  options            103,853       10,385       80,301      -           -           -           -           90,686
Compensatory stock
  issuance              -            -          98,437      -           -           -           -           98,437
Purchase of Treasury
  stock                 -            -                    31,611     (517,626)      -           -         (517,626)
Net income              -            -           -          -           -        6,122,653      -        6,122,653
Balance at August 31,
  1998             4,977,650     $497,765   $3,370,066 1,072,084  $(4,535,476) $17,330,039
$(238,728) $16,423,666
                   =========     ========   ========== =========  ===========
===========  =========  ===========



         See accompanying notes to the consolidated financial statements.
                 CHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998


                                                 1998         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $6,122,653   $3,312,515  $ 2,277,950
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                               844,237      849,266      775,571
      Amortization                               181,442      155,946      103,921
      (Gain) on sale of assets                (1,718,425)        -         (40,000)
      Stock issued for compensation               98,437       98,437       56,250
      Increase in provision for losses
        on trade receivables                      48,635         -          32,000
      Tax effect of option exercise                 -         297,415      105,724
      Deferred federal tax                        27,815       22,511       70,227
      Revaluation of investments in
        minority interests                       470,000         -            -
      Change in assets and liabilities:
        Trade receivables                       (247,439)  (1,351,066)       6,489
        Inventories                             (457,122)    (606,679)   1,119,679
        Prepaid expenses                        (311,688)      63,898      197,329
        Other current assets                      99,911       40,443      (67,181)
        Accounts payable                         461,809       15,774     (540,677)
        Accrued expenses                         358,307      693,469      362,560
        Federal taxes payable                   (343,725)     141,655      109,771
        Deferred compensation                    (83,388)    (195,237)    (150,411)
                            TOTAL ADJUSTMENTS   (571,194)     225,832    2,141,252
                    NET CASH FROM OPERATIONS   5,551,459    3,538,347    4,419,202
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds of note receivable                     46,111       63,172      207,133
  Proceeds of asset sales                           -           -          122,649
  Capital expenditures including patents
    and agreements                            (1,158,535)  (1,506,636)    (352,352)
  Investment in trusteed assets                 (141,497)       -            -
  (Increase) in net cash surrender value        (461,002)    (304,561)    (260,466)
  Investments in minority interests                 -          32,389   (1,645,465)
  Note received from joint venture                  -         362,319        -
  Dividend received from joint venture         1,757,693        -            -
  Cash received on options exercise               23,595        -            -
  Investment in subsidiary                          -        (550,000)       -
                                                  66,365   (1,903,317)  (1,928,501)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                     200,000    4,952,967    4,300,000
  Payments of principal on debt               (2,829,452)  (6,683,630)  (6,268,737)
  Net borrowing under line-of-credit             473,937      662,063      (81,851)
  Cash dividends paid                           (807,180)    (571,528)    (357,271)
  Purchase of Common Shares for Treasury        (517,626)     (27,450)        -
                                              (3,480,321)  (1,667,578)  (2,407,859)
                           NET CHANGE IN CASH  2,137,503      (32,548)      82,842
CASH AT BEGINNING OF YEAR                        158,881      191,429      108,587
                   CASH AT END OF YEAR        $2,296,384   $  158,881  $   191,429
                                              ==========   ==========  ===========

See Note M for supplemental cash flow data.


                See accompanying notes to the consolidated financial statements.







                CHASE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

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







                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

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







                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

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

Translation of Foreign Currency

       The financial position and results of operations of the Company's Canadian branch are measured using the Canadian dollar as the functional currency. Revenues and expenses of the branch have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or liquidation of its foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net income. The amounts of gains and losses were immaterial in 1998, 1997 and 1996.

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






                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

NOTE A - ACCOUNTING POLICIES (Continued)
Income Per Share of Common Stock
       Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of stock options. The number of shares used in the computation of basic income per share was 3,874,896 at August 31, 1998, 3,938,123 at August 31, 1997 and 3,759,467
at August 31, 1996. Fully diluted income per share was computed based upon 3,935,919 shares at August 31, 1998, 3,955,509 shares at August 31, 1997 and 3,765,913 shares at August 31, 1996.

NOTE B - NOTE RECEIVABLE

       The Company has a note receivable from Avon Custom Mixing Service, Inc., the purchaser of its Avon Custom Mixing Division, secured by the assets of the purchaser. Effective May 1993, the note provides for monthly payments of $8,333 with interest payable at First National Bank of Boston base rate (8.5% at August 31, 1998).

       During April 1996, the Company sold the real estate formerly leased to Avon Custom Mixing Service, Inc. for $122,649 and recorded a gain on the sale of $40,000. The assets sold consisted of land and buildings with a cost of $835,488 and accumulated depreciation of $760,393, with expenses related to the sale of $7,554.

NOTE C - CASH SURRENDER VALUE OF LIFE INSURANCE

       The Company recognizes cash surrender value in life insurance policies, net of loans secured by the policies, with Aurora National Life Assurance Company, the Manufacturers' Life Insurance Company, Sun Life Assurance Company of Canada, Metropolitan Life Insurance, Security Life of Denver and other carriers of $380,187; $1,080,737; $292,791; $409,327,
$159,428, and $101,381 respectively. Subject to periodic review, the Company intends to maintain these policies through the lives of the insureds.




                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

NOTE D - LONG-TERM DEBT

       Long-term debt consists of the following at August 31, 1998 and 1997:

                                                            1998        1997
       Note payable to bank.                            $    -      $1,400,000
       Note payable to bank in quarterly installments
         of $160,000 through July 2000 with interest
         at LIBOR plus two percent, currently at
         7.65%.                                              -       1,600,000

       Capitalized lease obligation with monthly
         payments of $15,418, including interest at
         7.514% through May 1999, secured by
         production equipment with a cost of $951,707
         and accumulated depreciation of $330,098.        119,940      315,982

       Capitalized lease obligation with monthly
         payments of $1,988, including interest at
         7.602% through November 1997.                      -            3,939

       Capitalized lease obligation with monthly
         payments of $142, including interest at
         7.44% through February 1998.                      -               698

       Term note payable to bank in 60 quarterly
         payments commencing February 23, 1999 with
         interest at the bank's cost of funds rate
         plus 2%.                                       200,000               -

       Term notes payable to bank with principal
         payments of $12,267 per month with interest
         at LIBOR plus two percent secured by all
         assets of DC Scientific, Inc.                  559,967        561,000

       Mortgage note payable to a bank secured
         by land and building of DC Scientific,
         Inc. payable in monthly installments
         of $950 plus interest at prime plus
         two percent, currently 10.5%                   89,986          91,967
                                                       969,893       3,973,586
       Less portion payable within one year
         classified as a current liability.            287,317         952,878

                                                    $  682,576      $3,020,708
                                                    ==========      ==========












                CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

NOTE D - LONG-TERM DEBT (Continued)
       The Company has long-term credit available up to a maximum amount of $6,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) for ninety days plus two percent. The line of credit is secured by all assets and is limited to 50% of inventory and 85% of current receivables. The unused available long-term credit amounted to $5,840,000 at August 31, 1998.

NOTE E - NOTES PAYABLE TO BANK

       The Company has a short-term credit facility at one half percent over prime with a Canadian bank secured by a letter of credit.
       The Company's DC Scientific, Inc. subsidiary has a revolving line of credit at one half percent over prime or LIBOR plus 2%, secured by the assets of the subsidiary.
       The weighted average interest rate on short-term borrowings was 7.75% and 9.0% at August 31, 1998 and 1997, respectively.

NOTE F - INCOME TAXES
       A reconciliation of federal income taxes computed at applicable rates of income from continuing operations before income taxes to the amounts provided in the consolidated financial statements is as follows:

                                          Year Ended August 31,
                                         1998              1997           1996
       Federal income taxes at applicable
         rates                             $2,260,405    $1,627,249    $1,170,479
       Adjustments resulting from the tax
         effect of:
           Increase in cash surrender value
             of life insurance               (191,722)     (143,100)     (120,625)
           Benefit plans not qualified for
             deduction from federal tax       231,374       154,038       121,060
           Net loss of subsidiary not
             consolidated for tax              43,034       146,671           -
           State and local taxes net of
             federal tax effect               408,144       289,172       151,314
           Foreign dividend received net
             of foreign tax credit           (172,878)          -            -

       Other                                  (27,757)      (99,463)      (74,628)

                      INCOME TAXES         $2,550,600    $1,974,567    $1,247,600
                                           ==========    ==========    ==========














                             CHASE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998


NOTE F - INCOME TAXES (Continued)
                                        Year Ended August 31,
                                         1998         1997         1996
       Deferred (benefit):
         Pension expense                 (19,425)    19,078       20,819
         Depreciation                    (21,910)     5,480       14,427
         Allowance for doubtful accounts  19,455        -        (12,800)
         Market valuation of investments 188,000    110,000         -
         Deferred compensation           (73,267)    39,294       59,781
         Deferred state taxes           (120,668)   119,707        -
         Reserve                           -        (32,000)     (12,000)
       Total Deferred                    (27,815)   261,559       70,227
       (Benefit) of option exercises
       credited to shareholders' equity  (77,180)  (297,415)    (105,724)

                                       ========== ==========   ==========

       The timing differences that give rise to the components of net tax assets are as follows at August 31, 1998 and
1997:
                                                 1998       1997
       Assets:
         Reserve for bad debt                 $   70,455 $   51,000
         Patents and agreements                   35,200     35,200
         Pension accrual                          91,425    110,850
         State tax accrual                        19,839    140,507
         Deferred compensation                    40,546    113,813
         Investments marked to market            298,000    110,000
                                                 555,465    561,370
         Less valuation allowance                 12,000     12,000
                                                 543,465    549,370
       Liabilities:
         Depreciation                            380,905    358,995
       Net Assets                             $  162,560 $  190,375
                                              ========== ==========
NOTE G - OPERATING LEASES
       The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 1998:

       Year Ending August 31,                       Buildings
               1999                                 $147,191
               2000                                   68,024
               2001                                   68,024
               2002                                   22,510
               2003                                     -
                                                    $305,749



                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

NOTE G - OPERATING LEASES (Continued)

       Total rental expense for all operating leases amounted to $563,375, $494,435, and $353,265 for the years ended August 31, 1998, 1997 and 1996, respectively.

NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected unaudited quarterly financial data for 1998, 1997 and 1996, is as follows:


                                        Quarter
      1998                 First                Second           Third         Fourth           Year

Net sales      $11,557,583         $10,166,586           $11,830,508    $12,674,141    $46,228,818
Gross profit    $4,212,072          $3,253,702            $4,006,118     $4,753,583    $16,225,475
Net income      $2,676,264*   $720,565         $1,080,714                $1,645,110     $6,122,653*

Net income per
  common share     $.68      $.18      $.28       $.44        $1.58
                   ====      ====      ====       ====        =====

* Includes gain on sales of assets by a non-consolidated subsidiary of $1,718,425

                                        Quarter
      1997                 First                Second                     Third          Fourth         Year

Net sales      $9,003,995          $9,162,770 $11,263,033               $11,044,011    $40,473,809
Gross profit   $3,073,420          $2,883,176 $ 3,856,522               $ 3,792,564    $13,605,682
Net income       $695,293            $556,082   $823,976 $ 1,237,164     $3,312,515

Net income per
  common share     $.18      $.14      $.21       $.31        $.84
                   ====      ====      ====       ====        ====

                                        Quarter
      1996                 First                Second                    Third          Fourth          Year

Net sales      $8,232,459          $7,664,955 $8,673,573 $9,377,305     $33,948,292
Gross profit   $2,604,003          $2,362,980 $2,792,048 $3,493,517     $11,252,548
Net income       $507,440            $374,561   $511,139   $884,810      $2,277,950

Net income per
  common share     $.14      $.10      $.14       $.23        $.61
                   ====      ====      ====       ====        ====









                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

NOTE I - EXPORT SALES AND FOREIGN OPERATIONS

       Export sales from continuing domestic operations to unaffiliated third parties were $5,207,413, $4,591,695 and $3,594,317 for the years ended August 31, 1998, 1997 and 1996, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10 percent of revenues from continuing operations. The Company's Canadian operations accounted for 7.6 percent of consolidated sales and 4.1 percent of assets.

NOTE J - RESEARCH AND DEVELOPMENT EXPENSE

       Research and development expense amounted to approximately
$573,978, $540,467, and $501,964 for the years ended August 31, 1998, 1997 and 1996, respectively.

NOTE K - BENEFITS
       401(K) Plan

       The Company has a deferred compensation plan adopted pursuant to
Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of their salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary. The Company's contribution expense was $112,418, $102,302 and $82,496 for the years ended August 31, 1998, 1997 and 1996, respectively.

       Non-Qualified Deferred Savings Plan

       The Company has a non-qualified deferred savings plan covering directors and selected employees. Participants may elect to defer a portion of their compensation for future payment. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $141,497 at August 31, 1998.

       Pension Plan
       The Company has non-contributory defined benefit pension plans covering substantially all employees. Net periodic pension cost was $268,149, $311,447 and $332,458 for the years ended August 31, 1998, 1997 and 1996, respectively. The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with an insurance company.







                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

NOTE K - BENEFITS (Continued)

       Net pension expense components:       Year Ended August 31,
                                          1998     1997     1996
       Service cost of benefits earned
         during the period              $237,130 $220,639 $196,790

       Interest cost on projected benefit
         obligations                     321,667  295,285  255,690

       Return on plan assets             (94,718)(506,142)     (200,988)

       Net amortization and deferral    (195,930) 301,665   80,966

       Net periodic pension cost        $268,149 $311,447 $332,458
                                        ======== =======  ========
       The following table sets forth the actuarial present value of benefit obligations and funded status:

                                    August 31,
                                       1998       1997           1996
       Accumulated benefit obligations,
         including vested benefits of
         $2,843,506, $2,410,404 and
         $2,138,788 at August 31, 1998,
         1997 and 1996, respectively           $ 2,874,059    $ 2,483,200    $ 2,182,250
                                    ===========          ===========         ===========
       Projected benefit obligations           $(4,502,041)   $(4,142,846)   $(3,552,626)

       Plan assets at fair value,
         including prefunded amounts             3,273,542      3,096,643      2,215,085

       Funded status                 (1,228,499)          (1,046,203)         (1,337,541)

       Unrecognized net loss            496,164              264,888             461,280

       Unrecognized prior service cost             255,484        262,894        286,965

       Unamortized net transition assets           (13,996)       (20,995)       (27,994)

       (Accrued) pension expense    $  (490,847)         $  (539,416)        $  (617,290)
                                    ===========          ===========         ===========
















                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

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

       Deferred Compensation
       The Company had deferred compensation agreements with a former officer that provided for post retirement health benefits and annual payments of $200,000 for the officer through August 31, 1998.
       Additionally, life insurance is provided under a split dollar life insurance agreement whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.
       The Company also has an agreement with its former Chairman of the Board, who retired August 31, 1991, that the Company will make ten annual payments of $58,000 to him or his beneficiaries.

       Stock Option Plans

       1989 Non-Statutory Plan - Options to purchase 612,000 shares of Common Stock were granted to officers, senior employees, and independent directors. Options on 28,000 shares of Common Stock are currently outstanding. The options are exercisable at the fair market value of the shares at the date of grant adjusted for stock dividends. All options are fully vested.

       1995 Stock Option Plan - Effective July 18, 1995, the Company adopted, and the stockholders subsequently approved, a stock award plan and an incentive plan which permit the issuance of options and restricted stock to selected employees and independent directors of the Company. The plans reserve 600,000 shares of Common Stock for grant.

       Under the terms of the 1995 stock option plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share at the date of grant. The board of directors approved issuance of 450,000 options (at $3.375, based upon the market value at July 18, 1995). The options vest ratably over ten years. In addition, the board of directors granted 250,000 shares of restricted Common Stock to the Company's CEO, Mr. Peter Chase. Compensation expense of $98,437 per year is being recognized over nine years. Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all rights of a shareholder. The grants vest at the end of nine years. If Mr. Chase is not providing services to the Company prior to vesting, the shares revert to the Company.





                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

NOTE K - BENEFITS (Continued)

       Stock Option Plans (Continued)
       Options at August 31, 1998:


         Weighted                Weighted                       Weighted
         Average                 Average                        Average
         Exercise  Exercise      Exercise   Remaining           Exercise
Outstanding        Price         Price      Price      Life    Exercisable    Price
   28,000  $1.24   $1.24        $1.24      30 days     28,000   $1.24
  373,474   3.51  3.375-4.625   3.51        7 years    53,574    3.52
   24,500   5.25  5.09 -5.625   5.25        8 years    10,500    5.24
   15,000   8.98  8.75 -9.09    8.98        9 years     6,000    9.03


       Stock option plan activity was as follows:
                                              Weighted             Weighted
                                              Average   Officers    Average
                                              Exercise    and       Exercise
                                    Directors  Price    Employees    Price

       Outstanding August 31, 1995  77,000      $1.32    622,500    $2.94
       Grants at market price       62,500       4.72       -        -
       Exercises                   (11,000)      1.43   (82,500)     1.51
       Outstanding August 31, 1996 128,500       2.96   540,000      3.16

       Exercisable                  70,165              120,000      1.74

       Grants at market price       10,000       9.08    15,000      5.625
       Exercises                   (21,500)      1.29  (101,000)     1.74
       Outstanding August 31, 1997 117,000       3.79   454,000      3.55

       Exercisable                  71,500               96,920

       Grants at market price          -          -       5,000      8.75
         Exercises                 (16,500)      1.43   (86,526)     3.68
       Exercises                   (30,000)      4.63    (2,000)     5.63
       Outstanding August 31, 1998  70,500       4.00   370,474      3.59

       Exercisable                  40,500       2.92    57,573      3.43











                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998


NOTE K - BENEFITS (Continued)

       Proforma Disclosures - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 (see Note A). The proforma net income and earnings per share, based upon a Black-Scholes pricing model, using a volatility of 26.57%, a risk-free interest rate of 7.5%, a dividend yield of 4% and an expected life of 5 years. Financial Accounting Standards Board Statement No. 123 been applied, is as follows:

                                                    August 31,
                                    1998       1997       1996

       Net income                $6,043,212 $3,257,837 $2,232,410
       Basic net income per share              $1.56      $ .83     $ .60


NOTE L - CONTINGENCIES

       Environmental

       The Pennsylvania Department of Environmental Protection ("Pennsylvania DEP") had notified the Company that it could be a person responsible for clean up costs associated with a site in Bruin, Pennsylvania where an affiliate of the Company had sponsored research in experimental oil and coal-based fuels in the early 1980's. In August 1991, a spill of the affiliate's stored material occurred at the Bruin site, apparently due to vandalism of the storage tanks. Upon learning of the spill, the Company provided notice of the release to appropriate authorities and undertook to remedy the spill. The remedy was completed in October 1992 under plans approved by the Pennsylvania DEP. In September of 1998, the Company reached a settlement in the amount of $259,468 with the Pennsylvania DEP. As part of the settlement, the Company resolved its liability to the Pennsylvania DEP and received protection from third-party lawsuits regarding the site. The amount of the settlement had been previously reserved.

















                 CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

NOTE L - CONTINGENCIES (Continued)

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






                CHASE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1998

NOTE L - CONTINGENCIES (Continued)

       The Company is investigating the defenses available to it in connection with all these matters and its rights against its supplier. Although the Company cannot predict whether any of these claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

NOTE M - SUPPLEMENTAL CASH FLOW DATA
       Cash paid during the year for:

                                         1998         1997      1996

       Income taxes                   $2,163,812   $1,509,125  $855,000
       Interest                       $  258,476   $  477,768  $594,746



NOTE N - INVESTMENT IN MINORITY INTERESTS

       The Company has formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. Chase Corporation owns a 42% interest in the joint venture at August 31, 1998.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES

                              CHASE CORPORATION AND SUBSIDIARIES

       COL. A                    COL. B                  COL. C                  COL. D       COL. E
                              BALANCE AT         (1)                    (2)                  BALANCE AT
                              BEGINNING      CHARGED TO COSTS   CHARGED TO
END OF
         DESCRIPTION          OF PERIOD        AND EXPENSES     OTHER ACCOUNTS
DEDUCTIONS    PERIOD

Year ended August 31, 1998:

    Allowance for doubtful
      accounts                $152,500         $(5,807)         $ 57,860        $ 3,418       $201,135

Year ended August 31, 1997:

    Allowance for doubtful
      accounts                $127,500         $68,544          $ 25,000        $68,544       $152,500


Year ended August 31, 1996:

    Allowance for doubtful
      accounts               $ 95,500          $42,731          $  -            $10,731       $127,500


(1) Deductions are charged to accounts receivable when specific accounts are judged to be uncollectible.

(2) $25,000 reserve acquired with majority interest in DC Scientific, Inc. and $57,800 adjustment to insurance adjustment receivable recorded as prepaid insurance.