Form 10-Q
period 1998-11-30
CHASE CORP
filed 1999-01-12
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended November 30, 1998      Commission File Number: 1-9852



                               CHASE CORPORATION
             (Exact name of registrant as specified in its charter)



Massachusetts                                          11-1797126
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation of organization)               Identification No.)





26 Summer Street
Bridgewater, Massachusetts                                       02324
(Address of principal executive offices)                       (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X      No









Common Shares Outstanding as of December 31, 1998                 3,889,681




        PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

                 ASSETS                       Nov. 30        Aug.31
                                                1998          1998
                                            (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents               $   1,499,260  $  2,296,384
  Trade receivables,less allowance
    for doubtful accounts of $219,300 and
    $201,135 respectively                     6,547,177     7,320,022
    Note receivable from related party           46,407        46,406
  Inventories(Note B)
    Finished and in process                   2,088,011     1,671,770
    Raw materials                             2,896,151     3,064,684
                                            ------------   -----------
                                              4,984,162     4,736,454
  Prepaid expenses & other curr assets          532,477       380,062
  Deferred taxes                                 90,294        90,294
                                            ------------   -----------
  TOTAL CURRENT ASSETS                       13,699,777    14,869,622

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                         322,423       332,536
  Buildings                                   2,269,999     2,385,647
  Machinery & equipment                      11,869,939    11,763,321
  Construction in progress                    1,392,599       532,628
                                            ------------   -----------
                                             15,854,960    15,014,132
  Less allowance for depreciation            10,106,081     9,904,243
                                            ------------   -----------
                                              5,748,879     5,109,889
OTHER ASSETS
  Note receivable from related party
  Excess of cost over net assets of
   acquired businesses less amortization      1,085,705     1,106,462
  Patents, agreements and trademarks
    less amortization                         1,019,674     1,044,404
  Cash surrender value of life ins. net       2,550,884     2,423,851
  Deferred taxes                                 86,766        72,266
  Investment in joint venture                   546,797       486,795
  Other                                         258,184       148,497
                                            ------------   -----------
                                              5,548,010     5,282,275
                                            ------------   -----------
                                          $  24,996,666  $ 25,261,786
                                            ============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY          Nov. 30        Aug.31
                                                1998          1998
                                            (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Accounts payable                        $   2,783,168  $  2,848,199
  Notes payable                               1,192,538     1,136,000
  Accrued expenses                            2,265,568     3,227,937
  Accrued pension expense - current             289,478       289,478
  Income taxes                                 (432,688)     (134,809)
  Deferred compensation                          41,999        41,999
  Current portion of L.T. debt                  194,663       287,317
                                            ------------   -----------
  TOTAL CURRENT LIABILITIES                   6,334,726     7,696,121

LONG-TERM DEBT, less current portion            590,056       682,576
Long-term deferred compensation
    obligations                                 297,318       199,131

ACCRUED PENSION EXPENSE                         296,927       201,369


Minority interest                                 4,105        58,923

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 4,978,265 shares at
  Nov. 30, 1998 and 4,977,650 shares at
  Aug. 31, 1998 respectively                    497,826       497,765
  Additional paid-in capital                  3,394,629     3,370,066
  Treasury Stock, 1,088,584 and 1,072,084 shares at
    Nov. 30, 1998, and August 31, 1998, resp (4,687,565)   (4,535,476)
  Cum. G/(L) on currency translation           (222,203)     (238,728)
  Retained earnings                          18,490,847    17,330,039
                                            ------------   -----------
                                             17,473,534    16,423,666
                                            ------------   -----------
                                          $  24,996,666  $ 25,261,786
                                            ============   ===========


 See accompanying notes to the consolidated financial statements and accountants' review report.





                                               CHASE CORPORATION
                               STATEMENT OF CONSOLIDATED OPERATIONS
                                            (UNAUDITED)

                                                  3 Months End
                                                Nov.30         Nov.30
                                                 1998           1997
Sales                                       $ 11,511,910   $ 11,557,583
Comm. and other income                            84,518         61,491
Interest                                          19,980          2,152
                                              11,616,408     11,621,226

Cost and Expenses
  Cost of products sold(Note B)                7,456,552      7,345,511
  Sell.,gen. and admin. expen.                 2,368,038      2,762,324
  Bad debt expense                                12,300          4,634
  Interest expense                                40,228         76,615


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




     (b)  Reports on Form 8-K

          No 8-K reports were filed during the three months ended
          November 30, 1998.

          No financial statements were filed during the three months ended November 30, 1998.



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





Dated:    January 12, 1999












