Form 10-Q/A
period 1998-05-31
CHASE CORP
filed 1999-01-14
CIK 830524

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





                                               CHASE CORPORATION
                               STATEMENT OF CONSOLIDATED OPERATIONS
                                            (UNAUDITED)

                                                  3 Months End
                                                Nov.30         Nov.30
                                                 1998           1997
Sales                                       $ 11,511,910   $ 11,557,583
Comm. and other income                            84,518         61,491
Interest                                          19,980          2,152
                                              11,616,408     11,621,226

Cost and Expenses
  Cost of products sold(Note B)                7,456,552      7,345,511
  Sell.,gen. and admin. expen.                 2,368,038      2,762,324
  Bad debt expense                                12,300          4,634
  Interest expense                                40,228         76,615
                                               9,877,118     10,189,084

Income before income taxes and minority interest
   and participations                          1,739,290      1,432,142

Income taxes                                     693,300        588,700

Income before minority interests and
 participation                                 1,045,990        843,442

Income from minority interest                     60,000         46,000
Minority participation in subsidiary              54,818         68,397
Gain on sale of minority assets, net                          1,718,425

   NET INCOME                                  1,160,808      2,676,264



Net income per share of Common Stock
  Primary                                   $      0.298          0.677


  Fully Diluted                             $      0.292          0.677





                                      CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                                3 MONTHS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997


                                                                                            Cummulative
                          Common Stock         Additional                                      Effect of         Total
                        Shares                Paid-In     Treasury Stock        Retained      Currency      Shareholders
                          Issued      Amount    Capital      Shares     Amount    Earnings    Translation      Equity
Balance @ Aug. 31, 1997  4,873,797 $ 487,380  $3,191,328   1,040,473 (4,017,850) $12,014,566  $(122,121)   $11,553,303

Curr. translation adjmt.                                                                        (29,618)       (29,618)
Exer.of stock options       15,844    1,584      (1,584)                                                         0
Compensatory stock issuan                        24,610                                                         24,610
Purchase of treasury stock                                     6,000    (88,500)                               (82,500)
Net Income for 3 months                                                            2,676,264                 2,676,264
Dividends paid in cash $.21 a share on
   common stock                                                                     (809,026)                 (809,026)
Balance @ Nov. 30, 1997  4,889,641   488,964   3,214,354  1,046,473 (4,106,350)   13,881,804   (151,739)    13,327,033

Dividend adjustment                                                                    1,846                     1,846
Curr. translation adjmt.                                                                        (86,989)       (86,989)
Exer.of stock options       88,009     8,801      81,885                                                        90,686
Compensatory stock issuance                       73,827                                                        73,827
Net income for 9 months                                                            3,446,389                 3,446,389
Purchase of treasury stock                                  25,611   (429,126)                                (429,126)
Balance @ Aug. 31, 1998  4,977,650   497,765   3,370,066 1,072,084 (4,535,476)    17,330,039   (238,728)    16,423,666

Curr. translation adjustment                                                                     16,525         16,525
Exer.of stock options          615        61         (61)                                                        0
Compensatory stock issuance.                      24,624                                                        24,624
Purchase of treasury stock                                  16,500   (152,089)                                (152,089)
Net income for 3 months                                                            1,160,808                 1,160,808
Balance @ Nov. 30, 1998  4,978,265  $497,826  $3,394,629 1,088,584$(4,687,565)   $18,490,847 $(222,203)     17,473,534


                         See accompanying notes to the consolidated financial statements and accountants' review report.






      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                (UNAUDITED)                       Three Months Ended
                                                      Nov. 30        Nov. 30
                                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                       $   1,160,808  $   2,676,264
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Income from joint venture                           (60,000)    (1,764,425)
    Minority interest                                   (54,818)       (68,397)
    Depreciation                                        222,041        216,081
    Amortization                                         45,487         45,646
    Provision for losses on accts. receivable            18,165         16,615
    Stock issued for compensation                        24,624         24,610
    Deferred taxes                                      (14,500)
  Change in assets and liabilities
    Trade receivables                                   754,680        166,814
    Inventories                                        (247,709)      (243,348)
    Prepd. expenses & other curr. assets               (152,415)      (219,371)
    Accounts payable                                    (65,031)       289,839
    Accrued expenses                                   (866,811)      (358,283)
    Income taxes payable                               (297,879)       265,485
    Deferred compensation                                98,187        (56,250)
                               TOTAL ADJUSTMENTS       (595,979)    (1,684,984)
                        NET CASH FROM OPERATIONS        564,829        991,280
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (844,506)      (321,883)
   Investment in trusteed assets                       (109,687)
  Purchase of cash surrender value                     (127,033)       (91,640)
  Proceeds from note receivable                          56,538         34,554
  Dividend received from joint venture                               2,316,320
                                                     (1,024,688)     1,937,351
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                                           800,000
  Payments of principal on debt                        (185,176)    (2,435,929)
  Net borrowing under line-of-credit                                    58,766
  Dividend paid                                                       (809,026)
  Purchase of Common Shares for Treasury               (152,089)       (88,500)
                                                       (337,265)    (2,474,689)
                              NET CHANGE IN CASH       (797,124)       453,942
CASH AT BEGINNING OF PERIOD                           2,296,384        158,881
CASH AT END OF PERIOD                             $   1,499,260  $     612,823
CASH PAID DURING PERIOD FOR:
  Income taxes                                    $   1,053,685  $     477,912
  Interest                                        $      40,228  $      76,617

    See accompanying notes to the consolidated financial statements and accountants' review report.






     INDEPENDENT ACCOUNTANTS' REVIEW REPORT PRIVATE



To the Board of Directors
Chase Corporation
Bridgewater, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiaries as of November 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of three months ended November 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 16, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/LIVINGSTON & HAYNES, P.C.
Livingston & Haynes, P.C.
Wellesley, Massachusetts
January 8, 1999






CHASE CORPORATION                       SECURITIES AND EXCHANGE COMMISSION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Result of Operations

     Net revenues when compared to the first quarter of fiscal 1998 were about the same at the amount of $11,616,000. When compared to the fiscal 1997 first quarter revenue of $9,095,000, the compounded rate of return during the two year period was about 13%. The significant increase in last years fiscal 1998 revenue of 28% was primarily related to the completion of a significant bridge construction project along with the benefit received from recording the sales of DC Scientific, Inc, our subsidiary.

     The cost of products sold increased in the most recent quarter over the same quarter last year. As a percent of sales, this increase was 1%. Most of the increase is associated with higher raw material costs related to a change in product mix. We do not anticipate significant changes to raw material pricing because of some previously negotiated supply agreements. The Company products are largely mature and some are highly competitive which could result in low margins. Competitive pressure prevents us from being able to recover all our material price increases from our customers.

     Selling and administrative expenses were lower during the current year and as a percent of sales decreased by almost 4%. Most of the decrease relates to a reduction in certain warranty and administrative related costs associated with the bridge construction contract, continued corporate cost containment procedures and the elimination of the need to further adjust the values of certain investments. Last years expenses were also higher than the previous year due to increases in costs related to corporate development and investments in staffing that were required to continue our ability to improve revenues and profitability.

     Interest expense decreased during the comparable periods and is related to a reduction in bank debt. A significant amount of the bank debt reduction occurred during fiscal 1998 as a result of the cash dividend declared and paid by our joint venture partner, The Stewart Group, Inc. The Company also continues to benefit from solid earnings and low borrowing rates from its lender.

     While sales remained relatively constant, the reduction in certain costs associated with the bridge construction project, continued cost containment focus and the elimination of any further adjustment of the value to certain investments have assisted in our profit improvement during this quarter as compared to last year. The income improvement in fiscal 1998 vs 1997 was mainly attributable to the increased sales volume and the net gain realized on the sale of minority assets by our joint venture partner, The Stewart Group, Inc. to Owens Corning.

     The effective tax rate for the quarter this year as compared to last year is lower than the applicable tax rate. Benefits continue to be received as the result of solid export sales through our Chase Export Corporation subsidiary. The benefit received from the export sales increase in both 1998 and 1997 have been offset by the losses of DC Scientific, Inc. which were reserved against and were not consolidated for tax filings.

     The income from minority interest for both this year and last year relates to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.

     Minority interest in subsidiary represents the minority shareholders 49.9% equity in the losses of DC Scientific, Inc.



Liquidity and Sources of Capital

     The ratio of current assets to current liabilities was 2.2 at the end of the first quarter of fiscal 1999 as compared to 1.9 at the prior year end. The ratio improvement was mostly the reduction to receivables and as a result a reduction to accounts payable and accrued expenses, all of which were associated with the increased sales activity during the last quarter of fiscal 1998.

     Long-Term Debt decreased by almost $100,000 while total liabilities decreased by the total amount of $1,260,000. These deductions were largely the result of our positive cash flow.

     The Company had $5,840,000 in available credit at November 30, 1998 under its credit arrangement with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

Year 2000

     As referred to in our fiscal 1998 10K and annual report, a decision was made to update our system and that a plan was in place to complete our conversion by June 30, 1999. We are currently on schedule to complete our upgrade and be Y2K compliant by that date.




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