Form 10-Q
period 1999-02-28
CHASE CORP
filed 1999-04-09
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549


FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended February 28,1999    Commission File Number: 1-9852



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

Yes  X      No









Common Shares Outstanding as of March 31, 1999                    3,905,282






 PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

                 ASSETS                       Feb. 28        Aug.31
                                                1999          1998
                                            (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                $    910,934  $  2,296,384
  Trade receivables,less allowance
    for doubtful accounts of $225,800 and
    $201,135 respectively                     6,553,492     7,320,022
    Note receivable from related party           46,407        46,406
  Inventories(Note B)
    Finished and in process                   2,223,048     1,671,770
    Raw materials                             2,849,235     3,064,684
                                            ------------   -----------
                                              5,072,283     4,736,454
  Prepaid expenses & other curr assets          383,845       380,062
  Deferred taxes                                 90,294        90,294
                                            ------------   -----------
  TOTAL CURRENT ASSETS                       13,057,255    14,869,622

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                         322,423       332,536
  Buildings                                   2,285,965     2,385,647
  Machinery & equipment                      12,035,572    11,763,321
  Construction in progress                    1,659,569       532,628
                                            ------------   -----------
                                             16,303,529    15,014,132
  Less allowance for depreciation            10,324,042     9,904,243
                                            ------------   -----------
                                              5,979,487     5,109,889
OTHER ASSETS
  Note receivable from related party
  Excess of cost over net assets of
   acquired businesses less amortization      1,776,092     1,106,462
  Patents, agreements and trademarks
    less amortization                           994,945     1,044,404
  Cash surrender value of life ins. net       2,677,917     2,423,851
  Deferred taxes                                 86,766        72,266
  Investment in joint venture                   631,797       486,795
  Other                                         282,972       148,497
                                            ------------   -----------
                                              6,450,489     5,282,275
                                            ------------   -----------
                                           $ 25,487,231  $ 25,261,786
                                            ============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY           Feb.28        Aug.31
                                                1999          1998
                                            (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Accounts payable                         $  2,790,109  $  2,848,199
  Notes payable                               1,195,792     1,136,000
  Accrued expenses                            2,246,116     3,227,937
  Accrued pension expense - current             289,478       289,478
  Income taxes                                 (621,775)     (134,809)
  Deferred compensation                          41,999        41,999
  Current portion of L.T. debt                  240,717       287,317
                                            ------------   -----------
  TOTAL CURRENT LIABILITIES                   6,182,436     7,696,121

LONG-TERM DEBT, less current portion          1,403,538       682,576
Long-term deferred compensation
    obligations                                 310,606       199,131

ACCRUED PENSION EXPENSE                         375,827       201,369


Minority interest                               (40,710)       58,923

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
  $1.00 a share authorized 100,000
  shares; (issued-none)


Common Stock. par value $.10 a share,
  Authorized 10,000,000 shares; issued
  and outstanding 4,993,866 shares at
  Feb. 28, 1999 and 4,977,650 shares at
  Aug. 31, 1998 respectively                    499,386       497,765
  Additional paid-in capital                  3,417,693     3,370,066
  Treasury Stock, 1,088,584 and 1,072,084 sh
    Feb. 28, 1999, and August 31, 1998, resp (4,687,565)   (4,535,476)
  Cum. G/(L) on currency translation           (204,748)     (238,728)
  Retained earnings                          18,230,768    17,330,039
                                            ------------   -----------
                                             17,255,534    16,423,666
                                            ------------   -----------
                                          $  25,487,231  $ 25,261,786
                                            ============   ===========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.





                                              CHASE CORPORATION
                                       STATEMENT OF CONSOLIDATED OPERATIONS
                                                   (UNAUDITED)

                                    Six Months Ended             Three Months Ended
                                      Feb. 28      Feb. 28        Feb. 28      Feb. 28
                                       1,999         1998           1,999         1998
Sales                                $21,926,465  $21,724,169    $10,414,555  $10,166,586
Commissions and other income             153,488      124,563         68,970       63,072
Interest                                  30,132       20,165         10,152       18,013
                                      22,110,085   21,868,897     10,493,677   10,247,671

Cost and Expenses
  Cost of products sold(Note B)       14,541,827   14,258,395      7,085,275    6,912,884
  Sell.,gen. and admin. expen.         4,573,283    4,992,465      2,205,245    2,230,141
  Bad debt expense                        21,200       14,234          8,900        9,600
  Interest expense                        81,465      139,005         41,237       62,390
                                      19,217,775   19,404,099      9,340,657    9,215,015

Income before income taxes and minority
   interests and participations        2,892,310    2,464,798      1,153,020    1,032,656

Income taxes                           1,122,500    1,009,100        429,200      420,400

Income before minority interests and
  Participation.			                    1,769,810    1,455,698        723,820      612,256

Income from minority interest            125,000       99,347         65,000       53,347
Minority participation in subsidiary      99,633      123,359         44,815       54,962
Gain on sale of minority assets, net                1,718,425           --	       ---
   NET INCOME                        $ 1,994,443  $ 3,396,829     $  833,635   $  720,565



Net income per share of Common Stock
  Basic                             $      0.512 $      0.856     $    0.214   $    0.181

  Fully Diluted                     $      0.502 $      0.855     $    0.210   $    0.181

      See accompanying notes to the consolidated financial statements and accountants' review report.


                                      CHASE CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                                6 MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

                                                                                                  Cumulative
                           Common Stock          Additional                                        Effect of       Total
                           Shares                 Paid-In    Treasury Stock         Retained      Currency      Shareholders'
                           Issued      Amount     Capital      Shares    Amount       Earnings    Translation    Equity
Balance @ Aug. 31, 1997  4,873,797  $487,380    $3,191,328   1,040,473   (4,017,850) $12,014,566  $(122,121)   $11,553,303

Curr. translation adjmt.                                                                            (25,951)       (25,951)
Exer.of stock options       72,519     7,252       83,434                                                           90,686
Compensatory stock issuan                          49,219                                                           49,219
Purchase of treasury stock                                      20,946     (327,636)                              (327,636)
Net Income for 6 months                                                                3,396,829                 3,396,829
Dividends paid in cash
  $.21 a share on
   common stock                                                                         (807,182)                 (807,182)
Balance @ Feb. 28, 1998  4,946,316   494,632    3,323,981    1,061,419   (4,345,486)  14,604,213   (148,072)    13,929,268

Curr. translation adjmt.                                                                            (90,656)       (90,656)
Exer.of stock options       31,334     3,133       (3,133)                                                            0
Compensatory stock issuance                        49,218                                                           49,218
Net income for 6 months                                                                2,725,826                 2,725,826
Purchase of treasury stock                                      10,665     (189,990)                              (189,990)
Balance @ Aug. 31, 1998  4,977,650   497,765    3,370,066    1,072,084   (4,535,476)  17,330,039   (238,728)    16,423,666

Curr. translation adjustment                                                                         33,980         33,980
Exer.of stock options       16,216     1,621       (1,621)                                                            0
Compensatory stock issuance.                       49,248                                                           49,248
Purchase of treasury stock                                      16,500     (152,089)                              (152,089)
Net income for 6 months                                                                1,994,443                 1,994,443
Dividends paid in cash
  $.28 a share on
   common stock                                                                       (1,093,714)               (1,093,714)
Balance @ Feb. 28, 1999  4,993,866  $499,386   $3,417,693    1,088,584  $(4,687,565) $19,324,482  $(204,748)  $ 17,255,534


                         See accompanying notes to the consolidated financial statements and accountants' review report.


      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (UNAUDITED)
                                                       Six Months Ended
                                                      Feb.28,        Feb.28,
                                                        1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                         $ 1,994,443   $  3,396,829
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Income from joint venture                          (145,002)    (1,747,772)
    Minority interest                                   (99,633)      (123,359)
    Depreciation                                        440,003        444,691
    Amortization                                         95,447         91,292
    Provision for losses on accts. receivable            24,665         22,700
    Stock issued for compensation                        49,248         49,219
    Tax effect of cashless option exercise                              90,686
    Deferred taxes                                      (14,500)        18,000
  Change in assets and liabilities
    Trade receivables                                   741,865        839,077
    Inventories                                        (335,830)      (480,829)
    Prepd. expenses & other curr. assets                 (3,783)      (181,766)
    Accounts payable                                    (58,090)       132,600
    Accrued expenses                                   (807,363)      (348,437)
    Income taxes payable                               (486,966)      (190,871)
    Deferred compensation                               111,475       (112,500)
                               TOTAL ADJUSTMENTS       (488,464)    (1,497,269)
                        NET CASH FROM OPERATIONS      1,505,979      1,899,560
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                               (1,991,238)      (404,690)
   Investment in trusteed assets                       (134,475)
  Purchase of cash surrender value                     (254,066)      (217,770)
  Proceeds from note receivable                          59,792         46,110
  Dividend received from joint venture                        0      2,316,320
                                                     (2,319,987)     1,739,970
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                                  0        800,000
  Payments of principal on debt                        (328,571)    (2,716,027)
  Net borrowing under line-of-credit                  1,002,932        472,937
  Dividend paid                                      (1,093,714)      (807,182)
  Purchase of Common Shares for Treasury               (152,089)      (327,636)
                                                       (571,442)    (2,577,908)
                              NET CHANGE IN CASH     (1,385,450)     1,061,622
CASH AT BEGINNING OF PERIOD                           2,296,384        158,881
CASH AT END OF PERIOD                             $     910,934  $   1,220,503
CASH PAID DURING PERIOD FOR:
  Income taxes                                    $   1,709,978  $   1,250,199
  Interest                                        $      81,465  $     139,005

    See accompanying notes to the consolidated financial statements and accountants' review report.






                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Chase Corporation
Bridgewater, Massachusetts



We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiary as of February 28, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of six months and three months ended February 28, 1998 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiary as of August 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 16, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/S/Livingston & Haynes, P.C.
Wellesley, Massachusetts
March 23, 1999








CHASE CORPORATION						SECURITIES AND EXCHANGE COMMISSION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENT

April 8, 1999

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

Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares outstanding used in determining basic per share results was 3,891,898 and 3,893,316 for the period of six months and three months ended February 28, 1999. Earnings per share on a fully diluted basis were calculated on 3,970,850 and 3,972,699 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Purchase of Subsidiary Stock

Effective January 27, 1999, Chase Corporation acquired all of the outstanding stock of DC Scientific, Inc., that it had not previously owned.

Note E - Joint Venture Sale of Assets

The Company and The Stewart Group, Ltd., joint venture partners in The Stewart Group, Inc., completed an agreement to sell assets related to the manufacture of reinforcement products for the telecommunications industry to Owens Corning. Chase realized a net financial gain of $1,718,425 or $0.435 per share upon completion of the terms of the agreement during the six months ended February 28, 1998.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

	Net revenues for the second quarter and first half of fiscal 1999 were about the same over the comparable periods of fiscal 1998.  When comparing the revenue to fiscal 1997, the compounded rate of growth during the two year period was 10%.  The strong increase last year related to the completion of a significant bridge construction project.  The second quarter of fiscal 1999 has been negatively affected by the recently terminated distribution agreement.


	Cost of products sold increased slightly in both the second quarter and year to date for the current fiscal year when compared to the previous period.
For the first half as a percent of sales, there was an increase of almost 1%.
The relatively small increase was due to some increase to certain raw material.  We do not expect to see any significant changes to raw material because of the previously negotiated supply contracts.  The Company products are largely mature and some are highly  competitive which could result in low margins. Competitive pressure prevents us from being able to recover all of our material price increases from our customers.

	Selling and administrative expenses were lower during the current year and as a percent of sales decreased about 2%. Most of the decrease relates to a reduction in certain warranty and administrative related costs associated with the bridge construction contract, continued corporate cost containment procedures and the elimination of the need to further adjust the values of certain investments. Fiscal 1998 expenses were also higher than the previous period and related to costs associated with our corporate development efforts and expenses related to the increased level of sales.

	Interest expense decreased during the comparable periods and is related to a reduction in bank debt.  A significant amount of the bank debt reduction occurred during fiscal 1998 as a result of the cash dividend declared and paid by our joint venture partner, The Stewart Group, Inc.  The Company also continues to benefit from solid earnings and low borrowing rates from its lender.

	While revenue has remained relatively constant during this fiscal period as compared to last year, the reduction in certain costs last year related to the bridge construction project, the replacement of the terminated distribution sales with Chase value added manufactured product, and the elimination of the need to further adjust the value of certain investments have assisted in our profit improvement during this quarter as compared to last year.

	The income improvement in fiscal 1998 vs 1997 was mostly attributable to the increased sales volume and the net gain realized from the sale of minority assets by our joint venture partner, The Stewart Group, Inc. to Owens Corning.

The effective tax rate for the periods are lower than the applicable tax rate. In both years, the Company received the benefit of solid export sales through our Chase Export Corporation subsidiary. Effective January 27, 1999, Chase acquired 100% ownership of DC Scientific, Inc. The investment enabled the Company to consolidate their losses for income tax purposes. In the prior year the tax benefits from the export sales were somewhat offset by the losses of DC Scientific, Inc which were reserved against and not consolidated for tax filings. Also included in the prior years taxes was the tax associated with the gain on the sale of the minority assets.

The income from minority interest for both this year and last year relates to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.

Minority participation in subsidiary relates to the minority shareholders 49.9% equity in the losses of DC Scientific, Inc. for the period up to January 27, 1999. Effective that date Chase acquired the remaining shares of DC Scientific, Inc.


Liquidity and Sources of Capital

	The ratio of current assets to current liabilities was 2.1 at the end of the second quarter of fiscal 1999 as compared to 1.9 at the prior year end.

	While long term debt has increased by $721,000, total liabilities have decreased by $505,000. The increase to long term debt relates to the obligations associated with the cost of new computer system and costs associated with our new office space.

	The Company had $5,840,000 in available credit at February 28, 1999 under its credit arrangement with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

Year 2000

	At the end of the second fiscal quarter, new hardware has been purchased and installed, modification to software code is being implemented, system education has begun and two divisions will be converted over to the new system shortly.  Our schedule is to complete our transition to a new Y2K compliant system June 30, 1999.









ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601


Subsection		Description of Exhibit		State	Page Number

Pursuant to reg. S-K item 601
no exhibits are required.



(b)	Reports on Form 8-K

No 8-K reports were filed during the three months ended
February 28, 1999.

No financial statements were filed during the three months ended February 28, 1999.



Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE CORPORATION



/s/ Peter R.Chase
Peter R.Chase, President & CEO





Dated:	April 8, 1999