Form 10-Q
period 1999-05-31
CHASE CORP
filed 1999-07-15
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended May 31, 1999      Commission File Number: 1-9852



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

                                        Yes  X      No









Common Shares Outstanding as of June 30, 1999                 3,905,282









        PART 1:  FINANCIAL INFORMATION
            CHASE CORPORATION
        CONSOLIDATED BALANCE SHEET

      ASSETS	                               	May 31       Aug.31
								                                       1999		       1998
							                                    (UNAUDITED)	  (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents			            $   327,698	  $ 2,296,384
  Trade receivables,less allowance
  for doubtful accounts of $380,400 and
  $201,135 respectively				                 8,732,485  	  7,320,022
  Note receivable from related party           61,407	       46,406
  Inventories(Note B)
  Finished and in process		                 3,646,850	    1,671,770
  Raw Materials                             2,787,353     3,064,684
                                            ---------     ---------
                           		 		 			        6,434,203  	  4,736,454
  Prepaid expenses & other curr assets        348,989  	    380,062
  Deferred taxes						                         90,294	       90,294
                                           ----------    ----------
       TOTAL CURRENT ASSETS			             15,995,076 	  14,869,622

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements					                  322,423 	     332,536
  Buildings						                           2,320,686  	  2,385,647
  Machinery & equipment		 		               13,355,835  	 11,763,321
  Construction in progress			               1,920,805  	    532,628
                                           ----------    ----------
		 		 			                                  17,919,749  	 15,014,132
  Less allowance for depreciation		        11,106,989 	   9,904,243
                                           ----------    ----------
 		 					                                   6,812,760  	  5,109,889
OTHER ASSETS
  Note receivable from related party
  Excess of cost over net assets of
   acquired businesses less amortization	   7,948,192 	  1,106,462
  Patents, agreements and trademarks
    less amortization				                    	970,415 	  1,044,404
  Cash surrender value of life ins. net	    2,804,950	   2,423,851
  Deferred taxes					     	                    81,266 	     72,266
  Investment in joint venture			             	786,797 	    486,795
  Other						                                 279,493 	    148,497
		 		                                     -----------  -----------
						                                 	   12,871,113 	  5,282,275
                                          -----------  -----------
		 		 		                                  $35,678,949  $25,261,786
		 		                                     ===========  ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
                                           	 May 31	      Aug.31
 							                                     	1999		       1998
							                                   (UNAUDITED)	  (AUDITED)
CURRENT LIABILITIES
  Accounts payable			                    $ 3,803,211   $ 2,848,199
  Notes payable					                       1,396,679  	  1,136,000
  Accrued expenses				                     2,738,663  	  3,227,937
  Accrued pension expense - current		       	251,273  	    289,478
  Income taxes					                         (232,310)	    (134,809)
  Deferred compensation					                  41,999  	     41,999
  Current portion of L.T. debt		           2,583,475 	     287,317
                                          ----------   -----------
  TOTAL CURRENT LIABILITIES			            10,582,990   	 7,696,121

LONG-TERM DEBT, less current portion 	     6,015,625   	   682,576
Long-term deferred compensation
    obligations					                         303,939 	     199,131

ACCRUED PENSION EXPENSE				                  232,306   	   201,369

Minority interest						                     (40,710)   	    58,923

STOCKHOLDERS' EQUITY
 First Serial Preferred Stock, par value
   $1.00 a share authorized 100,000
  shares; (issued-none)

 Common Stock. par value $.10 a share,
   Authorized 10,000,000 shares; issued
   and outstanding 4,993,866 shares at
   May 31, 1999 and 4,977,650 shares at
   Aug. 31, 1998 respectively               499,386 	      497,765
   Additional paid-in capital			          3,442,317 	    3,370,066
   Treasury Stock, 1,088,584 and
    1,072,084 shares at May 31, 1999,
    and August 31, 1998, respectively	  (4,687,565)     (4,535,476)
  Cum. G/(L) on currency translation		    (180,077)	      (238,728)
  Retained earnings				                 19,510,738 	    17,330,039
                                        ----------      ----------
						                             	    18,584,799 	    16,423,666
		 		                                   ----------      ----------
						                                 $35,678,949     $25,261,786
		 		                                   ==========      ==========
  See accompanying notes to the consolidated financial
     statements and accountants' review report.





			CHASE CORPORATION
	 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
			     (UNAUDITED)
	       9 MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998
													                                                                  	             Cummulative
                  	  		   Common Stock	      Additional			                  				              Effect of	   Total
                        	  Shares		            Paid-In	   Treasury Stock		      Retained 	   Currency     Shareholders'
	                          Issued    Amount    Capital     Shares	   Amount     Earnings	    Translation	   Equity
Balance @ Aug.31,1997	   4,873,797  $487,380  $3,191,328  1,040,473   (4,017,850) $12,014,566   $(122,121) $11,553,303

Curr. translation adjmt.											                                                               (46,273)     (46,273)
Exer.of stock options	      72,519 	   7,252      83,434 								                                               90,686
Compensatory stock issuance	 		 	                 73,829 								                                               73,829
Purchase of treasury stock					                              31,611     (517,626)					                        (517,626)
Net Income for 9 months									                                                    4,477,543 			            4,477,543
Dividends paid in cash
  $.21 a share on
   common stock										                                                            (807,182)			             (807,182)
                         ---------   -------   ---------  ---------   ----------   ----------    ---------  ----------
Balance @ May 31,1998	   4,946,316   494,632 	 3,348,591  1,072,084   (4,535,476)	 15,684,927 	  (168,394)  14,824,280

Curr. translation adjmt.	  										                                                             (70,334)     (70,334)
Exer.of stock options	      31,334 	   3,133 		   (3,133)								                                                 0
Compensatory stock issuance				                   24,608 								                                               24,608
Net income for 3 months									                                                    1,645,112 	              1,645,112
Purchase of treasury stock
                         ---------   -------   ---------  ---------   ----------   ----------    --------   ----------
Balance @ Aug. 31,1998   4,977,650   497,765   3,370,066  1,072,084   (4,535,476)  17,330,039 	  (238,728)  16,423,666

Curr. translation adjustment											                                                            58,651       58,651
Exer.of stock options	 	              	1,621 		   (1,621)								 	                                              	0
Compensatory stock issuance.				                  73,872 									                                              73,872
Purchase of treasury stock					                              16,500     (152,089)				                         (152,089)
Net income for 9 months									                                                    3,274,413 		             3,274,413
Dividends paid in cash
  $.28 a share on
   common stock										                                                          (1,093,714)              (1,093,714)
                        ---------   --------  ----------  ---------  -----------  -----------   ---------  -----------
Balance @ May 31,1999   4,977,650   $499,386  $3,442,317  1,088,584  $(4,687,565)	$20,604,452 	 $(180,077) $18,584,799
															         =========   ========   =========  =========   ==========   ==========    ========   ==========

	See accompanying notes to the consolidated financial statements										    and accountants' review report.




		                   CHASE CORPORATION
	      STATEMENT OF CONSOLIDATED OPERATIONS
			  (UNAUDITED)

		          		                  Nine Months Ended		          Three Months Ended
					                              May 31	     May 31	        May 31	     May 31
					                               1999	   	   1998	     	     1999		      1998
Sales				                       $34,855,355 	$33,554,677 	  $12,928,890  $11,830,508
Commissions and other income	       220,163 	    202,297 	       66,675       77,734
Interest				                         42,600 	     49,872 		      12,468	      29,707
                                 ----------   ----------     ----------   ----------
					                            35,118,118 	 33,806,846 	   13,008,033   11,937,949

Cost and Expenses
  Cost of products sold(Note B)	 23,258,195 	 22,082,785      8,716,368    7,824,390
  Sell.,gen. and admin. expen.	   6,913,575 	  7,385,339 	    2,340,292	   2,392,874
  Bad debt expense			                30,300	      23,834		        9,100 	      9,600
  Interest expense			               139,368 	    202,797 		      57,903 	     63,792
                                 ----------   ----------      ---------   ----------
 				                           	30,341,438 	 29,694,755 	   11,123,663   10,290,656
                                 ----------   ----------     ----------   ----------
Income before income taxes and minority
  interests and participations	   4,776,680 	  4,112,091 	    1,884,370    1,647,293

Income taxes				                  1,781,900 	  1,605,800 	      659,400      596,700
                                 ----------   ----------     ----------   ----------
Income before minority interests
   and participations		           2,994,780 	  2,506,291 	    1,224,970    1,050,593

Income from minority interest	      180,000 	    151,347 	       55,000 	     52,000
Minority participation in subsidary  99,633 	    101,480 		        -		       (21,879)
Gain on sale of minority assets,net  		        1,718,425 		        --		         --
		 		 		 		                      ----------   ----------     ----------   ----------
   NET INCOME				                $3,274,413 	$ 4,477,543 	  $ 1,279,970  $ 1,080,714
                                  =========   ==========     ==========   ==========

Net income per share of Common Stock
          Basic			              	$    0.840 	$     1.156 	  $    0.328   $     0.279
								                          =========   ==========     =========    ==========
          Fully Diluted			       $    0.823 	$     1.137    $    0.321   $     0.274
								                          =========   ==========     =========    ==========
      See accompanying notes to the consolidated financial statements and accountants' review report.






CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
		            				                              Nine Months Ended
								                                          May 31,	      May 31,
								                                            1999		       1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income						                              $ 3,274,413   $ 4,477,543
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Income from joint venture				                 (300,002)   (1,799,772)
    Minority interest					                         (99,633)     (101,480)
    Depreciation						                             689,486 	     658,907
    Amortization						                             187,485    	  136,937
    Provision for losses on accts. receivable	      32,765 	      29,500
    Stock issued for compensation			                73,872 	      73,829
    Tax effect of cashless option exercise		           0 	        90,686
    Deferred taxes					                             (9,000)	      36,000
  Change in assets and liabilities
    Trade receivables					                        (118,846)	       3,658
    Inventories						                             (626,839)   	 (655,515)
    Prepd. expenses & other curr. assets		          37,158    	  (97,636)
    Accounts payable					                          147,975    	  414,637
    Accrued expenses					                         (971,322)   	   42,986
    Income taxes payable				                       (97,501)   	 (164,914)
    Deferred compensation				                      104,808    	 (168,749)
                                                ----------    ----------
TOTAL ADJUSTMENTS						                           (949,594)   (1,500,926)
NET CASH FROM OPERATIONS			                     	2,324,819 	   2,976,617

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures				                      (2,482,637)	    (642,196)
  Cash paid for acuisition of RWA, Inc.
     less cash received										               (5,024,769)
  Investment in trusteed assets		                 (130,996)
  Purchase of cash surrender value			             (381,099)     (333,547)
  Proceeds from note receivable		 	                               46,111
  Dividend received from joint venture			             0 	      2,467,426
                                                ----------    ----------
							                                         (8,019,501)   	1,537,794
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt			                 	5,052,970 	     800,000
  Payments of principal on debt			                (341,850)   (3,003,396)
  Net borrowing under line-of-credit		             260,679 	     432,937
  Dividend paid					                            (1,093,714)	    (807,182)
  Purchase of Common Shares for Treasury		        (152,089)	    (517,626)
                                                ----------    ----------
								                                         3,725,996    (3,095,267)
NET CHANGE IN CASH	                             (1,968,686)   	1,419,144
CASH AT BEGINNING OF PERIOD		                  		2,296,384 	     158,881
		 		                                           ----------    ----------
CASH AT END OF PERIOD				                      $	  327,698   $	1,578,025
		 		                                           ==========    ==========
CASH PAID DURING PERIOD FOR:
  Income taxes					                            $	1,799,600   $	1,293,812
  Interest						                               $	  438,351   $	  202,797

    See accompanying notes to the consolidated financial statements and accountants' review report.




CHASE CORPORATION				SECURITIES AND EXCHANGE COMMISSION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENT
July 13, 1999

Note A - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and all adjustments (consisting of nonrecurring accruals) have been made which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods reported. The financial statements of Chase Corporation include the activities of its divisions and its subsidiaries.

Note B - Inventories

Certain divisions used estimated gross profit rates to determine the cost of goods sold. No significant adjustments have resulted from reconciling with the interim physical inventories as a result of using this method.

Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares outstanding used in determining basic per share results was 3,896,408 and 3,905,282 for the period of nine months and three months ended May 31, 1999. Earnings per share on a fully diluted basis were calculated on 3,979,401 and 3,988,414 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

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

Note F - Acquisition of RWA Inc.

	Chase Corporation has purchased all of the stock of RWA, Inc. ("RWA") from its sole shareholder for cash of five million dollars and a promissory note, payable over three years, with a discounted value of $2.7 million dollars.
An additional amount may be paid contingent upon future performance of RWA based upon fifty percent of the amount by which average annual earnings for the thirty six months ended May 31,2002, before interest, tax, depreciation and amortization multiplied by four, exceed eight million dollars and a performance consideration based upon thirty percent of the amount by which net income before taxes exceeds certain base amounts.

	RWA is engaged in electronic manufacturing services to the electronics industry and will continue its current operations.


Note G - Review by Independent Public Accountant

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




                INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Bridgewater, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiaries as of May 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of nine months and three months ended May 31, 1999 and 1998, in accordance with Statements on Standard for Accounting and review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Chase Corporation.

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

Based on our review, we are not aware of any materail modification that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year ended(not presented herin); and in our report dated October 16, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/Livingston & Hayes, P.C.
Wellesley, Massachusetts
July 14, 1999




CHASE CORPORATION				SECURITIES AND EXCHANGE COMMISSION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

	Net revenues for the third quarter and for the nine months ended May 31, 1999 increased by 9% and 4% respectively, over the comparable period in 1998.
A significant amount of the increase relates to our continued market penetration within the electronic cable markets. The Company also received the benefit of some sales from our recent acquisition(RWA, Inc), which was effective May 1, 1999. Last year the quarter and nine month periods included sales from a distribution agreement that was terminated as of September 30, 1998. The compounded rate of revenue growth over the past two years is about 9%.

	When compared to fiscal 1997, the revenue increase was due to our investment in Sunburst EMS(formerly DC Scientific), improved sales of highway related products and the continued strength within the power and electronic cable market.

	Cost of products sold increased slightly in both the third quarter and year to date for the current year when compared to the previous period.  For the nine months, as a percent of sales, there was an increase of almost 1%.  The relatively small increase was due to some increase to certain raw material and product mix.  We do not expect to see any significant changes to raw material because of the previously negotiated supply contracts.  The Company products are largely mature and some are highly competitive which could result in low margins.  Competitive pressure prevents us from being able to recover all of our material price increases from our customers.

	Selling and administrative expenses were lower during the current year and as a percent of sales decreased about 2%. Most of the decrease relates to a reduction in certain warranty and administrative related costs associated with the bridge construction contract, continued corporate cost containment procedures and the elimination of the need to further adjust the values of certain investments. Fiscal 1998 expenses were higher than the previous period and related to costs associated with our corporate development efforts and expenses related to the increased level of sales.

	Interest expense decreased during the comparable periods and is associated to a reduction in bank debt. A significant amount of the bank debt reduction occurred during fiscal 1998 as a result of the cash dividend declared and paid by our joint venture partner, The Stewart Group, Inc. The majority of the interest expense is because of the revolving line of credit established to provide working capital for our subsidiary, Sunburst EMS, formerly DC Scientific. The Company continues to benefit from solid earnings and low borrowing rates from its lender.

	The sales performance from our traditional products remained solid and we also benefited somewhat from recently concluded acquisition of RWA, Inc. effective May 1, 1999 during this fiscal period as compared to last year.
Other factors associated with the improved profitability were due to the reduction in certain costs last year related to the bridge construction project, the replacement of the terminated distribution sales with Chase manufactured value added product and the elimination of the need to further adjust the value of certain investments all added to the improved profit for this quarter and period to date last year.

	The income improvement in fiscal 1998 vs 1997 was mostly attributable to the increased sales volume and the net gain realized from the sale of minority assets by our joint venture partner, The Stewart Group, Inc. to Owens Corning.

The effective tax rate for the periods are lower than the applicable tax rate. In both years, the Company received the benefit of solid export sales through our Chase Export Corporation subsidiary. Effective January 27, 1999, Chase acquired 100% ownership of Sunburst EMS (formerly DC Scientific, Inc.) The investment enabled the Company to consolidate their losses for income tax purposes. During fiscal 1998, the tax benefit from the export sales were somewhat offset by the losses of Sunburst EMS which were reserved against and not consolidated for tax filings. Also included in the prior years was the tax associated with the gain in the sale of the minority assets.


The income from minority interest for both this year and last year relates to the equity position ownership in The Stewart Group, Inc., Toronto, Canada.

The minority participation in subsidiary relates to the minority shareholders 49.9% equity in the losses of Sunburst EMS for the period up to January 27, 1999. Effective that date Chase acquired the remaining shares of Sunburst EMS.


Liquidity and Sources of Capital

	The ratio of current assets to current liabilities was 1.5 at the end of the third quarter of fiscal 1999 as compared to 1.9 at the prior year end.  The reduction to the current ratio is associated with the current portion of notes payable required to accomplish the acquisition of RWA, Inc.

	The majority of our increase in long term debt and total debt is the result of the RWA, Inc. acquisition which was purchased at a price of $7.7 million of which $6.7 million was converted to notes payable either to our bank or the shareholder of RWA, Inc.

	The Company had $5,840,000 in available credit at May 31, 1999 under its credit arrangement with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

Year 2000

	At the end of the third fiscal quarter, new hardware has been purchased and installed, modification to software code and the system conversion has been completed at all divisions with exception of Chase Canada.  Chase Canada will be converted effective July 31, 1999 at which time we will have completed our system conversion and be Y2K compliant.









ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601


Subsection		Description of Exhibit		State	Page Number

Pursuant to reg. S-K item 601
no exhibits are required.



                (b)	Reports on Form 8-K
                    Form 8-K was filed referencing the acquisition of RWA, Inc. on June 8, 1999.

                   No financial statements were filed during the three months ended May 31, 1999.



                              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHASE CORPORATION



                                        /s/ Peter R.Chase
                                        Peter R.Chase, President & CEO





Dated:	July 15, 1999