Form 10-K
period 1999-08-31
CHASE CORP
filed 1999-11-29
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended August 31, 1999 Commission File Number: 1-9852

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of October 29, 1999, the Company had outstanding 3,906,344 shares of common stock, $.10 par value, which is its only class of common stock; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $35,401,000.

                       DOCUMENT INCORPORATED BY REFERENCE

The registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on January 18, 2000, is incorporated by this reference into items 10-13 hereof.




Item 1.   Business.

General Development and Industry Segment.
     Chase Corporation (the "Company") is a multi-divisional advanced manufacturing company providing industrial products to a wide variety of industries including wire and cable, construction and electronics.
During fiscal 1991, the Company implemented a strategy of maximizing the core businesses while seeking future opportunities through selective acquisitions. During 1992, a facility that manufactures tape and related products in Webster, Massachusetts became operational. In April 1992, the Company acquired certain tape product lines and associated assets for cash from The Stewart Group, Ltd. This division, Chase Canada, maintains manufacturing operations in Winnipeg, Manitoba, Canada.
Effective May 25, 1994, the Company purchased the electrical cable insulation tape product lines and certain associated assets from Haartz Mason, Inc. and these products were folded into the Chase & Sons division. On June 5, 1995, the Company formed a joint venture with The Stewart Group, Ltd. which was called The Stewart Group, Inc. This venture produced a variety of dielectric strength members from composite materials and sold into the fiber optic cable market. The original investment was increased on February 1, 1996 and at that time the Company owned 42% of the venture. It was announced on May 16, 1997 that the majority of the assets related to the original business were sold to Owens Corning. The venture will continue to provide consulting services for several years to Owens Corning while pursuing other market opportunities. On June 29, 1995, certain assets of Fluid Polymers, Inc.
of Las Vegas, Nevada were acquired and then relocated to the Royston facility. On August 7, 1996 the Company announced that it had purchased a 20% interest in DC Scientific and then purchased a controlling interest on January 16, 1997. On January 27, 1999 the Company acquired the remaining interest of DC Scientific Inc. and changed the name to Sunburst Electronic Manufacturing Solutions Inc., (Sunburst EMS). The Company expanded its electronic manufacturing holding on May 26, 1999 with the acquisition of RWA, Inc., Melrose, MA. Northeast Quality Products, Co. Inc., Newburyport, MA, a specialty printer producing custom pressure sensitive labels, was acquired July 29, 1999. There have not been any other material changes or developments since September 1, 1999.

     As of October 29, 1999, the Company employed approximately 315 people.


Products and Markets.
     The Company's principal products are protective coatings and tape products that are sold by Company salespeople and manufacturers' representatives. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities;
(ii)protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities, and pipeline companies; (iii)protectants for highway bridge deck metal supported surfaces sold to municipal transportation authorities; (iv)thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers; (v)moisture protective coatings that are sold to the electronics industry; and (vi)in addition, the Company's electronic manufacturing subsidiaries, Sunburst EMS and RWA, Inc. provides circuit board assembly service to electronic goods manufacturers. There are no material seasonal aspects to the Company's business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets.


Backlog, Customers and Competition.
 	As of October 29, 1999, the backlog of orders believed to be firm was about $7,888,000, of which $5,949,000 was related to our electronic contract manufacturing group. This compared with a total of $2,736,000 as of October 31, 1998 with $1,306,000 associated with electronic manufacturing. The backlog is not seasonal. During fiscal 1999, the Company did business with a customer that resulted in about 14% of it's total sales. No material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.

     There are other companies that manufacture or sell products and services similar to those made and sold by the Company. Many of those companies are larger and have greater financial resources than the Company. Competition is principally based on technical performance, service reliability, quality and price.


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


Working Capital and Research and Development.
     There are no special practices followed by the Company relating to working capital. Approximately $618,000, $574,000,and $540,000 was spent for Company-sponsored research and development during the fiscal years 1999, 1998 and 1997, respectively.


Financial Information about Foreign and Domestic Operations and Export
Sales.
     Export sales from continuing domestic operations to unaffiliated third parties were $4,460,000, $5,207,000,and $4,592,000 for the years ended August 31, 1999, 1998 and 1997, respectively. The Company does not anticipate any material change to export sales during fiscal 2000. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues. The Company's Canadian operations accounted for 7.3% of consolidated sales and 3.6% of its assets.

     The Company has very limited currency exposure since all invoices, except those from the Canadian operation to Canadian customers, are denominated in US dollars. The Company maintains minimal cash balances in Canada and, other than the currency conversion effects on the fixed assets in Canada, which are deferred and recorded directly in equity per FAS52, and reported in the Statement of Changes in Equity per FAS 130, there are no significant assets held in foreign currencies. The Company does not engage in hedging activities. Foreign currency transaction gains or losses have not been material.



Item 1A.  Executive Officers of the Registrant.

     The following table sets forth information concerning the Company's executive officers. Each officer is selected by the Company's Board of Directors and holds office until his successor is elected and qualified.

     Name           Age  Offices Held and Business Experience during
                         Past Five Years.
Peter R. Chase       51  Chief Executive Officer of the Company since
                         September 1993 and President of the Company since April 1992; Chief Operating Officer of the Company since September 1988.

Everett Chadwick, Jr. 58 Treasurer of the Company since September 1993 and Chief Financial Officer since September,
                         1992; Director of Finance of the Company from April 1991 to August 1993 and Controller of the Company from September 1988 to August 1993.


ITEM 2.   Properties

     During 1998 the Company purchased a building containing about 5,200 square feet located in Bridgewater, MA to which it relocated its principle executive office. The Company also rents a modern one-story building of approximately 5,000 square feet in Woodside, New York, which is used by the conformal coatings division.

     Chase and Sons engaged in the manufacture and sale of electrical protective coatings and tape products uses offices and plants owned by the Company that are located on seven acres in Randolph, Massachusetts and consist of a three-story building containing about 10,500 square feet and ten one-story buildings, aggregating about 67,000 square feet. This division also currently leases about 25,000 square feet of manufacturing space in a new building in Webster, Massachusetts. This plant manufactures tape and related products for the electronic, telecommunication and high technology industries.

     The Royston and Fluid Polymers division use offices and a plant, owned by the Company, that are located on three acres in Pittsburgh, Pennsylvania and consist of thirteen buildings, three of which are used for offices, one of which is rented as a residence and the rest of which are used as manufacturing and warehouse facilities. These facilities, excluding the residence, contain about 44,000 square feet and are used in the manufacture and sale of protective coatings and tape products.

     The Canadian division of the Company is engaged in the process of laminating and slitting film, foils and papers primarily for the wire and cable industry. This division leases about 14,000 square feet of manufacturing space in Winnipeg, Manitoba, Canada.

     Sunburst EMS and RWA, Inc. are both subsidiaries and provide electronic manufacturing services. Sunburst EMS leases 35,700 square feet in West Bridgewater, MA. and RWA, Inc. rents about 21,000 square feet in Melrose, MA.

	Another subsidiary, Northeast Quality Products Co., Inc., a specialty printer producing customer pressure-sensitive labels, occupies about 15,000 square foot of space in Newburyport, Ma.

     The above facilities range in age from new to about 100 years, are generally in good condition and, in the opinion of management, adequate and suitable for present operations. The Company also owns equipment and machinery that is in good repair and, in the opinion of management, adequate and suitable for present operations. The Company could significantly add to its capacity by increasing shift operations.
 Availability of machine hours through additional shifts would provide expansion of current product volume without significant additional capital investment.


Item 3.   Legal Proceedings.

 	In 1992 the Company was named as a third party defendant by USX Corporation, General Cable Corporation and G.K. Technologies, Inc. in eighteen personal injury lawsuits filed in Jackson County, Mississippi alleging asbestos exposure at the Ingalls Shipyard. The Company is alleged to have sold tape products containing asbestos which were incorporated into wire and cable products used in ships manufactured at that shipyard. Many of the primary cases have been resolved, but some remain pending. Nothing has been done to pursue the third party claims against the Company. The Company's insurer has assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed. In addition, the Company received notice from General Cable and G.K. in July 1994 of the pendency of 14 additional asbestos personal injury lawsuits, but no claims have been filed against the Company in any of those cases. Although the Company cannot predict whether any of these claims or potential claims will be pursued, management believes that such claims will not have any material financial impact on the Company.


 Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's last fiscal year.




                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
Stockholder Matters.

     The Company's common stock is traded on the American Stock Exchange (symbol CCF). The approximate number of shareholder's of common stock on October 29, 1999 was 1734.

     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:

              Year ended August 31, 1999     Year ended August 31, 1998
                         Sales Price              Sales Price
Quarter Ended            High    Low           High        Low
November 30             16 5/8    8 7/8         15        10 1/2

February 28             13 1/4     11           16 1/2    12 1/2

May 31                  12 1/2    9 1/8         19        13 1/8

August 31               12 3/4   10 3/4         14 3/4     8 7/8


6. Selected Financial Data.

                         1999          1998          1997          1996  	      1995

Net Sales and other   $49,569,430   $46,639,338   $40,991,125   $34,366,029  $32,734,893
 operating revenues

Income from operations  4,870,677     4,101,643     2,811,460     2,194,985    1,907,884

Equity in earnings
   of unconsolidated
 joint venture		          238,000       195,000       195,375        82,965        9,951

Minority Participation
   in Subsidiary 		        99,633       107,585       303,680           -             -

Gain in sale of assets
  from unconsolidated
  joint venture           	    -      1,718,425         	-              -             -

Net Income              5,208,310    6,122,6531     3,312,515     2,277,950      927,835


Total Assets      	    38,984,136    25,261,786   	22,635,761    19,786,824	  20,002,586

Long-term debt and     6,508,471        682,576     3,020,708     4,481,071    6,464,260
    capital leases

Per Common Share:
       Diluted            1.30           1.561           .84            .61        .43

       Basic              1.34           1.581           .84            .61        .43
Cash dividends*       	    .32             .28           .21            .15        .10

  *Single annual payments declared and paid subsequent to fiscal year end.
   1 Includes a non-recurring gain of $1,718,425 ($0.44 per share) related to the sale of certain assets by The Stewart Group, Inc. joint venture.



Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

                            SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                                       STATEMENTS OF OPERATIONS

                                       Years Ended August 31,
                                          1999        1998        1997
                                             (Dollars in thousands)

Net revenue..............................$49,569     $46,639     $40,991

Net Income from Operations...............$ 5,208     $ 4,404     $ 3,313

Increase in net revenue from previous
               year......................

     Amount............................  $ 2,930     $ 5,648     $ 6,625

     Percentage........................        6%         14%         19%

Increase(Decrease) in net income from
Operations from previous year........... $   804     $ 1,091     $ 1,035

Percentage of net revenue:

     Net revenue.......................    100.0%      100.0%      100.0%

     Expenses:

          Cost of Sales................     65.9        64.3        65.5
          Selling, general and
          administrative expenses....       18.1        20.8        21.5
    Other expenses...............            0.5         0.5         1.3

     Income from operations
          before income taxes..........     15.5        14.3        11.7

     Provision for income taxes........      5.7         5.5         4.8

     Income from operations............      9.8%        8.8%        6.9%

     Minority participation in subsidiary     .2          .2          .7

     Equity in earnings of unconsolidated
         joint venture................        .5          .4          .5
     Gain on sales of assets by
         Unconsolidated joint venture....      -         3.7          -

     Net Income.......................      10.5%       13.1%        8.1%


Overview
  	Net revenues of $49.6 million reached record levels in fiscal year 1999, surpassing the prior year by 6%. During fiscal 1998, the Company recognized the gain related to the sale of assets by our joint venture partner of $1.7 million or $0.44 per share on a diluted basis. This year, net income from operations and earnings per share on a diluted basis were $5.2 million and $1.30 per share fully diluted, respectively, a net increase of 18% after adjusting for the asset sale last year by The Stewart Group, Ltd. joint venture.

  	During fiscal 1999, the Company acquired the remaining interest in its subsidiary, Sunburst EMS and also acquired RWA, Inc. Both of these companies participate within the electronic manufacturing services industry. To align the requirements of the Financial Accounting Standards with the Company's operational and organizational structure, the Company now has two reportable segments, the Specialized Manufacturing segment and the Electronic Manufacturing Services segment.

 Results of Operations.
     Total revenues for fiscal 1999 increased $2.9 million to $49.6 million, a 6% increase over the prior year. Our policy of balanced diversification continues to create increased stakeholder value through strong growth in sales and earnings. A significant portion of the increase relates to our continued penetration within the electronic cable markets and the benefits received from our Electronic Manufacturing Services segment that includes our acquisition of RWA, Inc. effective May 1, 1999.

	The Specialized Manufacturing segment continued to provide some growth although it was effected by the loss of certain sales that were included last year due to a distribution agreement that was terminated as of September 30, 1998. These sales reductions were offset by increases within our existing divisions and at increased margins as the product was manufactured by the Company. The compounded rate of revenue growth over the past two years for this segment is 9%.

Sales and Operating Profit by Segment

($-000's)					         for the year ended
                   							8/31/99

									                          Electronic
					           Specialized		     Manufacturing
           					Manufacturing	       Services

	Revenues		       	$ 43,033			        $ 6,537

	Operating Profit		$  9,182           $   164


	Prior to the year ended August 31, 1999, the electronic manufacturing services segment accounted for less than 10% of operations and assets.


    Fiscal 1998 revenue increased about 14% to $46.6 million when compared to 1997. This improvement benefitted from generally strong domestic and Canadian economies which provided all of our divisions with growth in their traditional markets. In addition new product development and the inclusion of a full year of sales by our subsidiary, Sunburst EMS, which had been consolidated since January 1997 were all important to our revenue growth during this period.

	The dollar value of cost of products was higher in fiscal 1999 compared to both 1998 and 1997. These increases were mostly volume related. As a percent of sales, cost of products increased to 66.3% in 1999 when compared to 64.9% in 1998 while 1997 was about the same as the current year. The increase is due to some increase in raw material costs, product mix and some selling price erosion created by competitive pressure. When comparing 1998 to 1997, raw materials cost decreases were a significant part of the gross profit margin improvement. Gross profit margins during the past three years have been relatively stable and we would expect continued solid margins during the current fiscal year as long as current market trends prevail. However, no assurances can be given in this regard. Competitive pressures prevent the Company from recovering any significant amount of related cost increases.

	Selling and administrative expenses decreased $800,000 to $8.9 million during 1999 when compared to fiscal 1998. These expenses in 1998 were also higher than 1997 by $900,000. A significant amount of the increased expenses during 1998 were associated with certain warranty and administrative costs related to a large bridge construction contract, costs required to adjust certain values of some investments, and expenses associated with our investment in personnel all associated with our ability to improve revenues and profitability. The Company continues to be focused on improving certain costs and continues to review activities and processes in order to assess all costs while continuing to provide quality products and services to the marketplace.

	Interest expense increased to $341,000 in 1999 as compared to $258,000 and $470,000 respectively when compared to 1998 and 1997. The increase this year is associated with our acquisitions. A significant amount of the interest and bad debt reduction during fiscal 1998 was the result of the cash dividend declared and paid by our joint venture partner, The Stewart Group, Inc. The Company continues to benefit from solid earnings and low borrowing rates from its lenders.

	The improvement in sales from our traditional products more than offset the loss of certain sales due to the terminated distribution agreement as of
September 30, 1998.  These sales were replaced with sales of Chase manufactured value added products.  The Company also benefited somewhat from the recently concluded acquisitions. These improved sales and the elimination of a need to adjust certain investments assisted in our profit enhancement.  Management will continue its approach of seeking to maximize and expand our current businesses while at the same time seeking future opportunities through selective acquisitions.

	The effective tax rates for fiscal 1999 when compared to the prior two years are lower. The Company continues to receive the benefit of solid export sales through our Chase Export Corporation subsidiary. Also, effective January 1999, Chase acquired 100% ownership of Sunburst EMS that enabled us to consolidate their losses for income tax purposes.

	Minority participation in subsidiary represented the minority shareholders 49.9% equity in the losses of Sunburst EMS.

	The equity in earnings of unconsolidated joint ventures over the past few years relates to our ownership position in The Stewart Group Inc., Toronto, Canada.

	Our gain in sales of assets by unconsolidated joint venture during fiscal 1998 is a non-recurring gain and the result of the sales of certain assets by The Stewart Group, Inc. joint venture to Owens Corning.

Liquidity and Sources of Capital
	Cash flow generated from operations was $3,264,000 in 1999 as compared to $5,551,000 and $3,538,000 during 1998 and 1997 respectively. During fiscal
1998 a cash dividend was received from our joint venture partner, The Stewart Group, Inc., that was related to the sale of assets to Owens Corning.
Receivable and inventory increases during 1999 were related to increased business and the recent acquisition.

	The ratio of current assets to current liabilities was 1.5 at the end of fiscal 1999 as compared to 1.9 and 1.6 for 1998 and 1997, respectively. This year's current ratio was affected by the debt incurred in order to conclude our recent acquisitions.

	The unused available long-term credit amounted to $5,140,000 at August 31, 1999 as compared to $5,840,000 at the previous year-end. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.


Year 2000.

	The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or miscalculations.

	Management established an executive committee to review the year 2000 issue as well as our informational system.  The committee completed an assessment of the Company's computer systems and the embedded systems contained in its manufacturing process.  Machinery and equipment used in key production process that were purchased over the last two - five years are Y2K compliant.  However, many of the Company's programs had time sensitive software that could result in a system failure.  It was determined that our internal computer operation, both hardware and software needed upgrading.  A decision was made to update and upgrade our entire informational system.

	The conversion to our new information system has been completed at a cost of about $630,000 and will be amortized over 5 years in accordance with generally accepted accounting practices.

	The Company notes that there are risk factors associated with year 2000 that it cannot directly control, namely that its key suppliers, distributors and other third parties will have timely converted their systems.  The Company does not anticipate that year 2000 issues will  have any material adverse effects to the Company.


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

	Form 8K was filed referencing the acquisition of RWA, Inc. on June 8, 1999, and amended to include certain financial data on August 12, 1999.  Copies of any of the exhibits are available to beneficial shareholders as of the record date (December 1, 1999) without charge upon written request to the Investor
Relations Department, Chase Corporation, 26 Summer St., Bridgewater, MA. 02324.




                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE CORPORATION                                         Date


By /s/ Peter R. Chase           President and             November 24, 1999
  Peter R. Chase                Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   Capacity                 Date
By /s/ Peter R. Chase           President, Chief          November 24, 1999
  Peter R. Chase                Executive Officer and
                                Director (Principal
                                Executive Officer)


By /s/ Everett Chadwick, Jr.    Treasurer and Chief       November 24, 1999
  Everett Chadwick, Jr.         Financial Officer
                                (Principal Financial
                                and Accounting Officer)

By /s/ Edward L. Chase          Director                  November 24, 1999
  Edward L. Chase


By /s/ Sarah Chase              Director                  November 24, 1999
  Sarah Chase


By /s/ William H. Dykstra       Director                  November 24, 1999
  William H. Dykstra


By /s/ George M. Hughes         Director                  November 24, 1999
  George M. Hughes


By /s/ Ronald Levy              Director                  November 24, 1999
  Ronald Levy


By /s/ Ernest E. Siegfriedt, Jr. Director                 November 24, 1999
  Ernest E. Siegfriedt, Jr.












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

10.27 Stock Purchase Agreement effective May 25, 1999 by and between the Company and RWA, Inc., (incorporated by reference from Exhibit 2.1 to the Company's current report on Form 8K dated 6/8/99 and amended on 8/12/99 to include financials).

22    Subsidiaries of the Company





List of Financial Statements and Schedules


Report of Independent Certified Public Accountants...........

Consolidated Balance Sheets as of August 31, 1999 and
      August 31, 1998...............................................1

Consolidated Statements of Operations for each of the three
      fiscal years in the period ended August 31, 1999..............2

Consolidated Statements of Shareholders' Equity for each of
     the three fiscal years in the period ended August 31, 1999.....3

Consolidated Statements of Cash Flows for each of the three
      Fiscal years in the period ended August 31, 1999..............4

Notes to Consolidated Financial Statements.........................	5








                   	CHASE CORPORATION AND SUBSIDIARIES

                        	BRAINTREE, MASSACHUSETTS

   	CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                        	AUGUST 31, 1999 AND 1998






	INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Chase Corporation
Braintree, Massachusetts


	We have audited the consolidated balance sheets of Chase Corporation and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three year period ended August 31, 1999 and the Schedule II, Valuation and Qualifying Accounts and Reserves. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase
Corporation and subsidiaries at August 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each year in the three year period ended August 31, 1999, in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.




/s/ Livingston & Hayes, P.C.
Wellesley, Massachusetts
November 24, 1999


                        	CHASE CORPORATION AND SUBSIDIARIES

                           	CONSOLIDATED BALANCE SHEETS

                            	AUGUST 31, 1999 AND 1998


                                   	ASSETS

                                                    		   1999    	   1998
CURRENT ASSETS
  Cash and cash equivalents		                       $   185,269	$ 2,296,384
  Trade receivables, less allowance for doubtful
    accounts of $257,049 and $201,135, at August 31,
    1999 and 1998, respectively		                     8,870,786	  7,320,022
  Inventories:
    Finished and in process		                         2,041,496	  1,671,770
    Raw materials		                                   5,407,813	  3,064,684
		                                                    7,449,309	  4,736,454

  Prepaid expenses		                                    330,710	    352,652
  Other current assets		                                   -   	     27,410
  Receivable from related parties  	                    107,582	     46,406
  Deferred income taxes		                                90,294	     90,294

	TOTAL CURRENT ASSETS	                               17,033,950	 14,869,622

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements		                               322,423	    332,536
  Buildings	 	                                        3,587,304   2,385,647
  Machinery and equipment		                          14,609,754  11,763,321
  Construction in progress		                            835,445	    532,628
		                                                   19,354,926	 15,014,132
  Less allowances for depreciation		                 12,047,487	  9,904,243
		                                                    7,307,439	  5,109,889
OTHER ASSETS
  Excess of cost over net assets of acquired
    businesses, less amortization of $595,270
    and $321,720 at August 31, 1999 and 1998,
    respectively		                                    9,304,559	  1,106,462
  Patents, agreements and trademarks, less
    amortization of $694,530 and $596,319 at
    August 31, 1999 and 1998, respectively		            946,193	  1,044,404
  Cash surrender value of life insurance, net of
    loans of $158,049 at August 31, 1999 and 199 8		  2,931,984	  2,423,851
  Deferred income taxes		                                81,266	     72,266
  Investments in minority interests		                 1,044,797	    486,795
  Other		                                               333,948	    148,497
                                                  		 14,642,747	  5,282,275

                                                  		$38,984,136	$25,261,786
                                                  		===========	===========


	See accompanying notes to the consolidated financial statements.


                     	LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   		   1999    	   1998
CURRENT LIABILITIES
  Accounts payable	                                	$ 4,387,943	$ 2,848,199
  Notes payable to bank		                             1,576,477	  1,136,000
  Accrued payroll and other compensation		            1,292,816	  1,406,909
  Accrued pension expense - current		                   251,273	    289,478
  Other accrued expenses		                            1,164,022	  1,821,028
  Federal taxes payable 		                               53,008    (134,809)
  Deferred compensation		                                41,999	     41,999
  Current portion of long-term debt		                 2,540,457	    287,317

TOTAL CURRENT LIABILITIES	                           11,307,995	  7,696,121

LONG-TERM DEBT, less current portion		                6,508,471	    682,576

DEFERRED COMPENSATION		                                 338,582	    199,131

ACCRUED PENSION EXPENSE		                               294,023	    201,369

MINORITY INTEREST IN SUBSIDIARY		                          -   	     58,923

COMMITMENTS (See Note G)		                                 -	           -

CONTINGENCIES (See Note M)		                               -	           -

SHAREHOLDERS' EQUITY
  First Serial Preferred Stock,
    par value $1.00 a share:
      Authorized 100,000 shares; none issued		             -	           -
  Common Stock, par value $.10 a share:
    Authorized 10,000,000 shares;
      issued and outstanding 4,994,928 and
      4,977,650 shares at August 31, 1999
      and 1998, respectively		                          499,493	    497,765
  Additional paid-in capital		                        3,466,834	  3,370,066
  Treasury Stock, 1,088,584 and 1,072,084
    shares of Common Stock at August 31,
    1999 and 1998, respectively		                    (4,687,565)	(4,535,476)
  Cumulative effect of currency translation		          (188,331)   (238,728)
  Retained earnings		                                21,444,634	 17,330,039
                                                  		 20,535,065	 16,423,666

                                                  		$38,984,136	$25,261,786
                                                  		===========	===========


                                    	- 1 -



                       	CHASE CORPORATION AND SUBSIDIARIES

                      	CONSOLIDATED STATEMENTS OF OPERATIONS

          	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999


                                    		   1999    	   1998    	   1997
Revenue:
  Sales		                              $49,247,915  $46,228,818	 $40,473,809
  Commissions and other income		            272,320     331,354	     481,881
  Interest		                                 49,195	     79,166	      35,435
                                      		 49,569,430	 46,639,338	  40,991,125

Costs and expenses:
  Costs of products and services sold 		 32,695,014	 30,003,343	  26,868,127
  Selling, general and administrative
    expenses		                            8,931,753   9,731,083    8,798,549
  Bad debt expense - net of recoveries	     (88,940)     (5,807)	     68,544
  Interest expense		                        340,977	    258,476	     469,878
                                      		 41,878,804	 39,987,095	  36,205,098

	INCOME FROM OPERATIONS
	BEFORE INCOME TAXES	                     7,690,626	  6,652,243	   4,786,027

Income taxes		                            2,819,949	  2,550,600	   1,974,567

	INCOME FROM OPERATIONS                	  4,870,677	  4,101,643	   2,811,460

Minority participation in subsidiary	  	     99,633	    107,585	     303,680
Equity in earnings of unconsolidated
  joint venture		                           238,000	    195,000	     197,375
Gain on sales of assets by
  unconsolidated joint venture		                -   	  1,718,42	        -

	NET INCOME	                            $ 5,208,310	$ 6,122,653* $ 3,312,515
                                      		===========	===========	===========


Net income per share of Common Stock
         Basic		                             $1.34	      $1.58*	     $ .84
		                                           =====	      =====	      =====
        Fully diluted		                      $1.30	      $1.56*	     $ .84
		                                           =====	      =====	      =====



* Includes a non-recurring gain of $1,718,425 ($0.44 per share) related to the sale of certain unconsolidated assets by The Stewart Group, Inc. joint venture.


	See accompanying notes to the consolidated financial statements.

                                   	 - 2 -




                             	CHASE CORPORATION AND SUBSIDIARIES
                        	CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999

                                                                                          			 	CUMULATIVE
                                         			ADDITIONAL		 	                                      EFFECT OF
                     	    COMMON STOCK      	 PAID-IN	      TREASURY STOCK    	   RETAINED	     CURRENCY	  SHAREHOLDERS'
                       	 SHARES  	 AMOUNT 	   CAPITAL   	 SHARES   	  AMOUNT  	   EARNINGS  	 TRANSLATION    EQUITY
Balance at August 31,
  1996	                 4,676,397	$467,640	  $2,815,216	 1,037,693	 $(3,990,400)	 $ 9,273,579	 $(108,100)	$ 8,457,935
Cash dividend paid,
  $0.15 per share      	     -	      	             -	         	            -	        (571,528)      -	       (571,528)
Currency translation
  adjustment	                -	      -	            -	         -   	        -   	         -	      (14,021)	    (14,021)
Exercise of stock
   options	                97,400	   9,740	     287,675	      -   	        -	            -   	      -   	     297,415
Compensatory stock
  issuance	               100,000	  10,000	      88,437	      -	           -	            -	         -          98,437
Purchase of Treasury
  Stock	                     -	      -	            -         2,780	     (27,450)	        -		        -         (27,450)
Net income	                  -   	   -    	        -   	      -   	        -   	    3,312,515	      -   	   3,312,515
Balance at August 31,
  1997	                 4,873,797	 487,380	   3,191,328	 1,040,473	  (4,017,850)	  12,014,566	  (122,121)	 11,553,303
Cash dividend paid,
  $0.21 per share	           -	      -	           -   	       -   	        -   	     (807,180)      -   	    (807,180)
Currency translation
  adjustment	                -       -   	        -   	       -   	        -   	         -   	  (116,607)	   (116,607)
Exercise of stock options 103,853	  10,385       80,301	      -   	        -   	         -   	      -   	      90,686
Compensatory stock
  issuance	                  -  	    -   	       98,437	      -    	       -   	         -   	      -   	      98,437
Purchase of Treasury
  Stock	                     -  	    -   	        -     	   31,611	    (517,626)	        -   	      -   	    (517,626)
Net income	                  -  	    -     	      -     	     -   	        -   	    6,122,653	      -       6,122,653
Balance at August 31,
  1998	                 4,977,650	  497,765	  3,370,066	 1,072,084	  (4,535,476)	  17,330,039	  (238,728)	 16,423,666
Cash dividend paid,
  $0.28 per share	           -	      -	           -	          -            -	      (1,093,715)      -	     (1,093,715)
Currency translation
  adjustment	                -	      -	           -	          -	           -	            -	       50,397	      50,397
Exercise of stock
  options 	                17,278	    1,728	     (1,728)	     -    	       -   	         -   	      -   	        -
Compensatory stock
  issuance	                  -  	    -   	       98,496	      -	           -	            -	         -          98,496
Purchase of Treasury
  Stock	                     -	      -	                 	   16,500 	   (152,089)	        -	         -	       (152,089)
Net income	                  -  	    -   	        -   	       -   	        -   	    5,208,310	      -     	 5,208,310

Balance at August 31,
  1999	                 4,994,928	 $499,493 	$3,466,834	 1,088,584 	$(4,687,565)	 $21,444,634	 $(188,331) $20,535,065
                       	========= 	========	 ==========	 =========	 ===========	  ===========	 =========	 ===========

	See accompanying notes to the consolidated financial statements.


                                                 - 3 -


                            	CHASE CORPORATION AND SUBSIDIARIES

                           	CONSOLIDATED STATEMENTS OF CASH FLOWS

                 	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999

		                                                1999   	   1998   	   1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income		                               $ 5,208,310	$ 6,122,653	$ 3,312,515
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation		                           1,019,715	    844,237	    849,266
      Amortization		                             371,761	    181,442	    155,946
      (Gain) on sale of assets		                    -    	(1,718,425)	      -
      Stock issued for compensation		             98,496	     98,437      98,437
      Change in provision for losses
        on trade receivables		                   (64,086)	    48,635	       -
      Tax effect of option exercise	                - 	         -   	    297,415
      Deferred federal tax 		                       -    	    27,815	     22,511
      Revaluation of investments in
        minority interests		                    (300,000)	   470,000	       -
      Change in assets and liabilities:
        Trade receivables		                   (1,547,854)	  (247,439) (1,351,066)
        Inventories		                         (2,712,855)	  (457,122)	  (606,679)
        Prepaid expenses		                        21,942 	  (311,688)	    63,898
        Other current assets		                    27,410 	    99,911	     40,443
        Accounts payable		                     1,539,744 	   461,809	     15,774
        Accrued expenses		                      (716,651)	   358,307     693,469
        Federal taxes payable		                  178,817 	  (343,725)	   141,655
        Deferred compensation		                  139,451 	   (83,388)   (195,237)
	TOTAL ADJUSTMENTS                           	(1,944,110)	  (571,194)	   225,832
	NET CASH FROM OPERATIONS	                     3,264,200	  5,551,459	  3,538,347

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds of note receivable	               	      -    	    46,111	     63,172
  Capital expenditures including patents
    and agreements	                          	(3,166,868)	(1,158,535) (1,506,636)
  Investment in trusteed assets		               (185,451)	  (141,497)	      -
  (Increase) in net cash surrender value		      (508,133)	  (461,002)	  (304,561)
  Investments in minority interests		           (258,002)	      -   	     32,389
  Note received from joint venture		                -    	      -   	    362,319
  Dividend received from joint venture		            -    	 1,757,693	       -
  Cash received on options exercise		               -    	    23,595	       -
  Investment in subsidiaries		                (8,530,570)       -   	   (550,000)
                                           	 (12,649,024)	    66,365	 (1,903,317)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt		                 8,941,219	    200,000	  4,952,967
  Payments of principal on debt		               (862,184)	(2,829,452) (6,683,630)
  Net borrowing under line-of-credit		           440,477 	   473,937     662,063
  Cash dividends paid		                       (1,093,714)	  (807,180)   (571,528)
  Purchase of Common Shares for Treasury		      (152,089)   (517,626)    (27,450)
                                            		 7,273,709 	(3,480,321) (1,667,578)
	NET CHANGE IN CASH                          	(2,111,115)	 2,137,503 	   (32,548)
CASH AT BEGINNING OF YEAR		                    2,296,384	    158,881	    191,429

	CASH AT END OF YEAR                         	$  185,269 	$2,296,384	$   158,881
                                            		========== 	==========	===========


See Note N for supplemental cash flow data.

	See accompanying notes to the consolidated financial statements.

                       	CHASE CORPORATION AND SUBSIDIARIES

                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE A - ACCOUNTING POLICIES

	The principal accounting policies of Chase Corporation ("the Company") and its subsidiaries are as follows:

Basis of Presentation

	The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in unconsolidated companies which are at least 20% owned are carried at cost plus equity in undistributed earnings since acquisition. All significant intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the functional currency for financial reporting.

Products and Markets

	The Company's principal products are protective coatings and tape products that are sold in national and international markets. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces which are sold to municipal transportation authorities; (iv) thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers, and (v) moisture protective coatings that are sold to the electronics industry. The Company's Sunburst Electronics Manufacturing Solutions, Inc. ("Sunburst EMS") (formerly DC Scientific, Inc.) and RWA, Inc. subsidiaries provide assembly and contract manufacturing services to the electronics industry.

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

                        	CHASE CORPORATION AND SUBSIDIARIES

           	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



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

                     	CHASE CORPORATION AND SUBSIDIARIES

         	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



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

Translation of Foreign Currency

	The financial position and results of operations of the Company's Canadian branch are measured using the Canadian dollar as the functional currency. Revenues and expenses of the branch have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or liquidation of its foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net income. The amounts of gains and losses were immaterial in 1999, 1998 and 1997.


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

                     	CHASE CORPORATION AND SUBSIDIARIES

         	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE A - ACCOUNTING POLICIES (Continued)

Income Per Share of Common Stock

	Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of stock options. The number of shares used in the computation of basic income per share was 3,898,735 at August 31, 1999, 3,874,896 at August 31, 1998 and 3,938,123 at August 31, 1997. Fully diluted income per share was computed based upon 3,994,472 shares at August 31, 1999, 3,935,919 shares at August 31, 1998 and 3,955,509 shares at August 31, 1997.


NOTE B - NOTE RECEIVABLE

	The Company has a note receivable from Avon Custom Mixing Service, Inc., the purchaser of its Avon Custom Mixing Division, secured by the assets of the purchaser.


NOTE C - CASH SURRENDER VALUE OF LIFE INSURANCE

	The Company recognizes cash surrender value in life insurance policies, net of loans secured by the policies, with Aurora National Life Assurance Company, the Manufacturers' Life Insurance Company, Sun Life Assurance
Company of Canada, Metropolitan Life Insurance and other carriers of $351,527; $1,556,347; $190,881; $497,575 and $493,703, respectively. Subject to periodic review, the Company intends to maintain these policies through the lives of the insureds.


NOTE D - LONG-TERM DEBT

	Long-term debt consists of the following at August 31, 1999 and 1998:

	                                               	   1999   	   1998

	Note payable to bank.                         	$  700,000	$     -

	Capitalized lease obligation with monthly
	  payments of $15,418, including interest
	  at 7.514% through May 1999.	                       -   	   119,940

	Term note payable to bank in 60 quarterly
	  payments of $250,000 through May 2004
	  with interest at the Eurodollar rate
	  plus 1.5%	                                    3,700,00	      -

                     	CHASE CORPORATION AND SUBSIDIARIES

         	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE D - LONG-TERM DEBT (Continued)
                                                		   1999   	   1998
	Term note payable to bank in 60 quarterly
	  payments of $34,500 commencing February 23,
	  1999 with interest at the Eurodollar
	  rate plus 1.5%.	                             $  621,000	$  200,000

	Term note payable to an individual in
	  connection with the acquisition of
	  RWA, Inc. with quarterly payments of
	  $250,000 including interest at 7.5%
	  through August 2002	                          2,700,000	      -

	Term notes payable to bank with principal
	  payments of $12,267 per month with
	  interest at the bank's base rate plus
	  1/2 percent secured by all assets of
	  Sunburst EMS, Inc.	                             396,267	   559,967

	Equipment notes with monthly payments of
	  $7,943 with interest averaging 9.11%
	  secured by manufacturing equipment	             283,036	      -

	Equipment notes with monthly payments of
	  $1,624 with interest at 9.75% secured
	  by printing equipment	                           22,833	      -

	Equipment note with monthly payments of
	  $2,942 with interest at 7.43% secured
	  by manufacturing equipment	                     134,708	      -

	Equipment note with monthly payments of
	  $11,138 with interest at 7.05% secured
	  by data processing equipment                	   491,084	      -

	Mortgage note payable to a bank secured
	  by land and building of DC Scientific,
   Inc.                                        	      -   	    89,986
                                              		 9,048,928	   969,893
	Less portion payable within one year
	  classified as a current liability.          	 2,540,457	   287,317

                                              		$6,508,471	$  682,576
                                              		========== ==========

                	CHASE CORPORATION AND SUBSIDIARIES

     	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE D - LONG-TERM DEBT (Continued)

	The Company has long-term credit available up to a maximum amount of $6,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) for ninety days plus 1.5 percent. The line of credit is secured by all assets and is limited to 50% of inventory and 85% of current receivables. The unused available long-term credit amounted to $5,140,000 at August 31, 1999.


NOTE E - NOTES PAYABLE TO BANK

	The Company has a short-term credit facility at one half percent over prime with a Canadian bank secured by a letter of credit.

	The Company's subsidiaries have revolving lines of credit, secured by the assets of the subsidiaries.

	The weighted average interest rate on short-term borrowings was 7.22% and 7.75% at August 31, 1999 and 1998, respectively.


NOTE F - INCOME TAXES

	A reconciliation of federal income taxes computed at applicable rates of income from continuing operations before income taxes to the amounts provided in the consolidated financial statements is as follows:

                                      			    Year Ended August 31,
             			                            1999    	   1998   	   1997
	Federal income taxes at applicable
	  rates		                               $2,614,649 	$2,260,405 	$1,627,249

	Adjustments resulting from the tax
	  effect of:
	    Increase in cash surrender value
	      of life insurance		                 (172,765)   (191,722)	  (143,100)
	    Benefit plans not qualified for
	      deduction from federal tax		         146,905	    231,374	    154,038
	    Net loss of subsidiary not
	      consolidated for tax		              (140,231)	    43,034 	   146,671
	    State and local taxes net of
	      federal tax effect		                 413,531	    408,144	    289,172
	    Foreign dividend received net
	      of foreign tax credit		                 -    	  (172,878)	      -

	Other		                                   (42,140)	    (27,757)	  (99,463)

		INCOME TAXES                         	$2,819,949 	 $2,550,600	$1,974,567
                                     			==========	  ==========	==========

                                 	- 10 -



                 	CHASE CORPORATION AND SUBSIDIARIES

         	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE F - INCOME TAXES (Continued)

			                                         Year Ended August 31,
                                    			   1999   	   1998   	   1997

	Current		                            $2,828,949	 $2,655,595	 $2,010,423
	Deferred (benefit):
	  Pension expense		                      26,185 	   (19,425)	    19,078
	  Depreciation		                        (32,668)	   (21,910)	     5,480
	  Allowance for doubtful accounts		      32,365 	    19,455 	      -
	  Market valuation of investments		    (120,000)	   188,000	    110,000
	  Deferred compensation		                77,287 	   (73,267)	    39,294
	  Deferred state taxes	                   7,831 	  (120,668)	   119,707
	  Reserve	                                 -    	      -    	   (32,000)
	Total Deferred		                         (9,000)	   (27,815)	   261,559
	(Benefit) of option exercises
	  credited to shareholders' equity		       -    	   (77,180)	  (297,415)

                                   			$2,819,949 	$2,550,600 	$1,974,567
                                   			========== 	==========  ==========


	The timing differences that give rise to the components of net tax assets are as follows at August 31, 1999 and 1998:
		                                         1999   	   1998
	Assets:
	  Reserve for bad debt	              $  102,820	  $   70,455
	  Patents and agreements	                35,200       35,200
	  Pension accrual	                      117,610	      91,425
	  State tax accrual	                     27,670	      19,839
	  Deferred compensation	                117,833	      40,546
	  Investments marked to market	         178,000  	   298,000
                                    		   579,133  	   555,465
	  Less valuation allowance	              12,000	      12,000
                                    		   567,133	     543,465
	Liabilities:
	  Depreciation	                         413,573	     380,905

	Net Assets                          	$  153,560  	$  162,560
                                     	==========  	==========

NOTE G - OPERATING LEASES

	The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 1999:

	Year Ending August 31,	           Buildings
      		2000	                    $  293,324
		      2001	                       293,324
		      2002	                       247,810
	      	2003	                       225,300
      		2004	                       123,225

                              			$1,182,983
			                             	==========
	                        		- 11 -


	CHASE CORPORATION AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE G - OPERATING LEASES (Continued)

	Total rental expense for all operating leases amounted to $519,293, $563,375, and $494,435 for the years ended August 31, 1999, 1998 and 1997, respectively.


NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Selected unaudited quarterly financial data for 1999, 1998 and 1997, is as follows:

	                         Quarter
      1999      	 First    	  Second   	   Third    	  Fourth   	    Year

Net sales	      $11,551,910	 $10,414,55	 $12,928,890  $14,352,560	 $49,247,915
Gross profit	    $4,055,358	 $3,329,280	  $4,212,522 	 $4,955,741	 $16,552,901
Net income	      $1,160,808    $833,635	  $1,279,970	  $1,933,897	  $5,208,310

Net income per
  common share	       $.30	       $.21	        $.33	        $.50	       $1.34
                 	    ====	       ====	        ====	        ====	       =====


	                         Quarter
      1998      	  First    	  Second   	   Third    	   Fourth   	   Year

Net sales     	$11,557,583 	$10,166,586 	$11,830,508	 $12,674,141 	$46,228,818
Gross profit	   $4,212,072	  $3,253,702	  $4,006,118	  $4,753,583	 $16,225,475
Net income	     $2,676,264*    $720,565	  $1,080,714 	 $1,645,110 	 $6,122,653*

Net income per
  common share	     $.68*	       $.18	         $.28	        $.44	      $1.58*
               	    ====	        ====	         ====	        ====	      =====

*  Includes gain on sales of assets by a non-consolidated subsidiary of
$1,718,425     ($0.44 per share)

	                                 Quarter
    1997      	  First    	     Second   	  Third    	  Fourth   	   Year

Net sales     	$9,003,995  	 $9,162,770	 $11,263,033  	$11,044,011	$40,473,809
Gross profit  	$3,073,420   	$2,883,176	  $3,856,522	   $3,792,564	$13,605,682
Net income	      $695,293	     $556,082	    $823,976	   $1,237,164	 $3,312,515

Net income per
  common share	    $.18	    $.14	    $.21	    $.31	     $.84
              	    ====	    ====	    ====	    ====	     ====

	                    CHASE CORPORATION AND SUBSIDIARIES

        	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE I - EXPORT SALES AND FOREIGN OPERATIONS

	Export sales from continuing domestic operations to unaffiliated third parties were $4,459,743, $5,207,413 and $4,591,695 for the years ended August 31, 1999, 1998 and 1997, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10 percent of revenues from continuing operations. The Company's Canadian operations accounted for 7.3 percent of consolidated sales and 3.6 percent of assets.

	Prior to fiscal year 1999, no domestic customer accounted for more than ten percent of sales. During fiscal year 1999 one customer accounted for approximately fifteen percent of total sales.


NOTE J - RESEARCH AND DEVELOPMENT EXPENSE

	Research and development expense amounted to approximately $617,789, $573,978, and $540,467 for the years ended August 31, 1999, 1998 and 1997, respectively.


NOTE K - BENEFITS

	401(K) Plan

	The Company has a deferred compensation plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of their salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary. The Company's contribution expense was $91,219, $112,418 and $102,302 for the years ended August 31, 1999, 1998 and 1997, respectively.

	Non-Qualified Deferred Savings Plan

	The Company has a non-qualified deferred savings plan covering directors and selected employees. Participants may elect to defer a portion of their compensation for future payment. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $326,948 at August 31, 1999.

	Pension Plan

	The Company has non-contributory defined benefit pension plans covering substantially all employees. Net periodic pension cost was $327,266, $268,149 and $311,447 for the years ended August 31, 1999, 1998 and 1997, respectively. The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with an insurance company.

                  	CHASE CORPORATION AND SUBSIDIARIES

        	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE K - BENEFITS (Continued)

	Net pension expense components:	          Year Ended August 31,
                                       		  1999  	  1998  	  1997
	Service cost of benefits earned
	  during the period	                    $283,651	 $237,130	 $220,639

	Interest cost on projected benefit
	  obligations	                           355,789	  321,667 	 295,285

	Return on plan assets                  	(334,303)	 (94,718)	(506,142)

	Net amortization and deferral	            22,129 	(195,930)	 301,665

	Net periodic pension cost              	$327,266	 $268,149  $311,447
                                       		========	 ========	 ========

	The following table sets forth the actuarial present value of benefit obligations and funded status:

                                            			August 31,
                                      		   1999    	   1998    	   1997
	Accumulated benefit obligations,
	  including vested benefits of
	  $2,738,122, $2,843,506 and
	  $2,410,404 at August 31, 1999,
	  1998 and 1997, respectively	        $ 2,706,803 	$ 2,874,059	$ 2,483,200
                                      	=========== =========== ===========

	Projected benefit obligations	        $(4,701,105)	$(4,502,041)	$(4,142,846)

	Plan assets at fair value,
	  including prefunded amounts	          3,761,924	   3,273,542	   3,096,643

	Funded status	                           (939,181)	 (1,228,499)	 (1,046,203)

	Unrecognized net loss                	    186,130 	    496,164	     264,888

	Unrecognized prior service cost	          214,752	     255,484	     262,894

	Unamortized net transition assets	         (6,997)	    (13,996)	    (20,995)

	(Accrued) pension expense	            $  (545,296)	$  (490,847)	$  (539,416)
                                     		===========	 ===========	 ===========

                	CHASE CORPORATION AND SUBSIDIARIES

      	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



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

	1995 Stock Option Plan - Effective July 18, 1995, the Company adopted, and the stockholders subsequently approved, a stock award plan and an incentive plan which permit the issuance of options and restricted stock to selected employees and non-employee directors of the Company. The plans reserve
600,000 shares of Common Stock for grant.

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

                 	CHASE CORPORATION AND SUBSIDIARIES

      	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE K - BENEFITS (Continued)

	Stock Option Plans (Continued)

	Options at August 31, 1999:

                        	  	Weighted	          				            Weighted
		                          Average					                        Average
              	Exercise	    Exercise	  Remaining			           	Exercise
Outstanding	   Prices    	   Price   	   Life     Exercisable	  Price

  14,000	      $ 1.24	       $1.24	     2 years	     14,000	    $1.24
 368,474	    3.375-4.625	     3.49	     6 years	    107,774	     3.63
  21,500	     5.09-5.625	     5.31	     7 years	     13,000	     5.21
  15,000	     8.75-9.09    	  8.98    	 8 years	      9,500	     9.02
   5,000	       11.83	       11.83	     9 years	        -	     	   -


	Stock option plan activity was as follows:

                                        		Weighted		            Weighted
                                         		Average	  Officers	   Average
                                        			Exercise	    and	    Exercise
                              		Directors	  Price 	  Employees    Price

	Outstanding August 31, 1996	    128,500	   $2.96 	  540,000	  $3.16
	Grants at market price	          10,000	    9.08	    15,000	   5.625
	Exercises	                      (21,500)	   1.29	  (101,000)	  1.74
	Outstanding August 31, 1997	    117,000	    3.79	   454,000	   3.55

	Excerisable	                     71,500	         	   96,920

	Grants at market price	            -   	     -  	     5,000	   8.75
 Exercises                    	  (16,500)	   1.43	   (86,526)	  3.68
	Exercises	                      (30,000)	   4.63 	   (2,000)   5.63
	Outstanding August 31, 1998	     70,500	    4.00  	  370,47	   3.59

	Exercisable	                     40,500	    2.92	    57,573	   3.43

	Grants at market price	            -   	     -  	     5,000	  11.83
 Exercises                    	  (19,000)	   4.63	    (3,000)   5.63
	Outstanding August 31, 1999	     51,500	    3.76 	  372,474    3.68

	Exercisable	                     36,500	    3.59	   107,774	   3.73


                      	CHASE CORPORATION AND SUBSIDIARIES

       	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE K - BENEFITS (Continued)

	Proforma Disclosures - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 (see Note A). The proforma net income and earnings per share, based upon a Black-Scholes pricing model, using a volatility of 26.57%, a risk-free interest rate of 7.5%, a dividend yield of 4% and an expected life of 5 years, had Financial Accounting Standards Board Statement No. 123 been applied, are as follows:

	                                           August 31,
                             		   1999   	   1998    	   1997

	Net income	                  $5,121,614	 $6,043,212 	 $3,257,837
	Basic net income per share	     $1.31	      $1.56	       $ .83


NOTE L - SEGMENT DATA

	Chase Corporation operates in two business segments, a specialized manufacturing segment consisting of protective coatings and tapes and an electronic manufacturing services segment. Specialized manufacturing products include insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services. Electronic manufacturing services include printed circuit board and electro-mechanical assembly services for the electronics industry. Prior to the year ended August 31, 1999, the electronic manufacturing services segment accounted for less than 10% of operations and assets.

	                                  		 Electronic
		                    Specialized	  Manufacturing
                   		Manufacturing	   Services

	Revenues	            $43,032,905	  $6,536,525

	Operating profit	    $ 9,182,016	  $  164,278

	Identifiable assets	 $24,441,128	  $8,067,407


                      	CHASE CORPORATION AND SUBSIDIARIES

          	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE M - CONTINGENCIES

	Legal

	In 1992, the Company was named as a third party defendant by USX Corporation, General Cable Corporation and G.K. Technologies, Inc. in eighteen personal injury lawsuits filed in Jackson County, Mississippi alleging asbestos exposure at the Ingalls Shipyard. The Company is alleged to have sold tape products containing asbestos which were incorporated into wire and cable products used in ships manufactured at that shipyard. Many of the primary cases have been resolved, but some remain pending. Nothing has been done to pursue the third-party claims against the Company. The Company's insurer has assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed. In addition, the Company received notice from General Cable and G.K. in July 1994 of the pendency of 14 additional asbestos personal injury lawsuits, but no claims have been filed against the Company in any of those cases. Although the Company cannot predict whether any of these claims or potential claims will be pursued, management believes that such claims will not have any material financial impact on the Company.


NOTE N - SUPPLEMENTAL CASH FLOW DATA

	Cash paid during the year for:

                  		   1999   	    1998     	  1997

	Income taxes	     $2,817,685  	$2,163,812	  $1,509,125
	Interest	         $  340,591	  $  258,476	  $  477,768


NOTE O - INVESTMENT IN MINORITY INTERESTS

	The Company has formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. Chase Corporation owns a 42% interest in the joint venture at August 31, 1999.

                     	CHASE CORPORATION AND SUBSIDIARIES

          	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 1999



NOTE P - ACQUISITIONS

	Effective April 30, 1999, the Company acquired RWA, Inc., an electronic manufacturing services company. The Company purchased the stock of RWA, Inc. for cash of $5,000,000 and a note for $2,700,000, discounted at 7.5%. An additional amount may be paid contingent upon the future performance based upon fifty percent of the amount by which average annual earnings before interest, taxes, depreciation and amortization multiplied by four exceeds eight million dollars and a performance consideration based upon net income for the thirty-six months ended May 31, 2002.

	Any amounts due under contingent agreements will be recorded as additions to goodwill. Goodwill is being amortized ratably over fifteen years, subject to period review of anticipated future cash flows from the acquired business.

	Additionally, effective August 1, 1999, the Company acquired Northeast Quality Products, Inc. ("NEQP"), a printer of high quality pressure sensitive materials.

	Pro-forma results (unaudited) for the years ended August 31, 1999 and 1998 based on the acquisitions occurring September 1, 1997 and 1998, respectively, are as follows:
		      (Unaudited)
                           		 Year Ended August 31,
		                                1999    	   1998

	Revenue	                     $58,182,333	  $58,044,624
	Net income	                  $ 5,587,090	  $ 6,588,737*

	Basic earnings per share	        $1.43	       $1.70*
	Diluted earnings per share	      $1.40	       $1.67*

* Includes a non-recurring gain of $1,718,425 ($0.44 per share) related to the sale of certain unconsolidated assets by The Stewart Group, Inc. joint venture.

	Effective January 27, 1999, Chase Corporation acquired the outstanding shares of D.C. Scientific, Inc., that it did not previously own. In connection with the acquisition, D.C. Scientific, Inc. changed its name to Sunburst Electronic Manufacturing Solutions, Inc.

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
Year ended August 31, 1998:

	Allowance for doubtful
	  accounts                  $201,135        $(88,940)         $146,458      $ 1,604    $257,049

Year ended August 31, 1998:

	Allowance for doubtful
	  accounts                  $152,500        $ (5,807)	        $ 57,860      $ 3,418    $201,135


Year ended August 31, 1997:

	Allowance for doubtful
	  accounts                  $127,500        $ 68,544          $ 25,000      $68,544    $152,500


(1) Deductions are charged to accounts receivable when specific accounts are judged to be uncollectible. Reserves are adjusted based on reviews of the risk associated with specific accounts and with the overall collectibility expectations of the total receivables.

(2) $146,458 reserve acquired with purchase of RWA, Inc., $57,860 adjustment to insurance adjustment receivable recorded as prepaid insurance and $25,000 reserve acquired with majority interest in DC Scientific, Inc..