Form 10-Q
period 1999-11-30
CHASE CORP
filed 2000-01-13
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                         	Washington, D.C., 20549



                                	FORM 10-Q

                	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   	OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended November 30, 1999      Commission File Number: 1-9852



     CHASE CORPORATION
	(Exact name of registrant as specified in its charter)



Massachusetts                                    11-1797126
(State or other jurisdiction of			             (I.R.S. Employer
 incorporation of organization)               Identification No.)






26 Summer St.
Bridgewater, Massachusetts  								                 02324
(Address of principal executive offices)          (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No









Common Shares Outstanding as of December 31, 1999               3,906,344










PART 1:  FINANCIAL INFORMATION



              CHASE CORPORATION
          CONSOLIDATED BALANCE SHEET

       ASSETS			                                	Nov. 30,		   Aug.31,
				                                               1999		       1999
								                                       (UNAUDITED)		  (AUDITED)
CURRENT ASSETS
Cash and cash equivalents			                   	$  184,368 		  $ 185,269
Trade receivables,less allowance
for doubtful accounts of $257,049 and
$237,300 respectively					                       8,847,617	 	  8,870,786
Note receivable from related party	   		           107,582	 	    107,582
Inventories(Note B)
Finished and in process		                 			    2,814,466		   2,041,496
Raw materials						                              4,992,441	 	  5,407,813
                                                 _________     _________
								                                         7,806,907	 	  7,449,309
Prepaid expenses & other curr assets		             355,013		     330,710
Deferred taxes						                                85,294		      90,294
						                                          __________     _________
TOTAL CURRENT ASSETS				                        17,386,781 		 17,033,950

PROPERTY, PLANT AND EQUIPMENT
Land and improvements					                         324,589 		    322,423
Buildings							                                 3,597,499	 	  3,587,304
Machinery & equipment				                       14,851,954	 	 14,609,754
Construction in progress				                       949,059		     835,445
                                                __________    __________
				 			                                        19,723,101  	 19,354,926
Less allowance for depreciation		               12,344,353	 	 12,047,487
                                                __________    __________
                                                 7,378,748		   7,307,439
OTHER ASSETS
Note receivable from related party
Excess of cost over net assets of
acquired businesses less amortization	           9,140,652	 	  9,304,559
Patents, agreements and trademarks
less amortization				                              922,059		     946,193
Cash surrender value of life ins. net   		       3,063,532		   2,931,984
Deferred taxes				                                  81,266	 	     81,266
Investment in joint venture				                  1,040,338	 	  1,044,797
Other				                                          330,469 		    333,948
                                                 _________     _________
				                                            14,578,316		  14,642,747
						                                          __________    __________
				                                           $39,343,845 		$38,984,136




LIABILITIES AND STOCKHOLDERS' EQUITY		         Nov. 30		      Aug.31
								                                         1999		        1999
								                                     (UNAUDITED)	 	 (AUDITED)
CURRENT LIABILITIES
Accounts payable				                           $ 4,637,078 		$ 4,387,943
Notes payable				                                1,549,039	 	  1,576,477
Accrued expenses				                             1,827,380	 	  2,456,838
Accrued pension expense - current			               251,273		     251,273
Income taxes				                                   333,208 		     53,008
Deferred compensation				                           40,258		      41,999
Current portion of L.T. debt		   		              2,522,665	 	  2,540,457
                                                 _________     _________
TOTAL CURRENT LIABILITIES		   	                 11,160,901	 	 11,307,995

LONG-TERM DEBT, less current portion   		        5,589,798	 	  6,508,471
Long-term deferred compensation
obligations				                                    326,948       338,582

ACCRUED PENSION EXPENSE				                        390,050		     294,023


STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
$1.00 a share authorized 100,000
shares; (issued-none)

Common Stock. par value $.10 a share,
Authorized 10,000,000 shares; issued
and outstanding 4,994,928 shares at
Nov. 30, 1999 and 4,994,928 shares at
Aug. 31, 1999 respectively				                       499,493      499,493
Additional paid-in capital				                     3,491,459    3,466,834
Treasury Stock, 1,088,584 and 1,088,584
Nov. 30, 1999, and August 31, 1999, respectively. (4,687,565)	 (4,687,565)
Cum. G/(L) on currency translation			               (181,942)	   (188,331)
Retained earnings				                             22,754,703	  21,444,634
                                                  __________   __________
				                                              21,876,148 	 20,535,065
                                                  __________   __________
				                                             $39,343,845	 $38,984,136
                                                  ==========   ==========


See accompanying notes to the consolidated financial statements and accountants' review report.





         				CHASE CORPORATION
			STATEMENT OF CONSOLIDATED OPERATIONS
				            (UNAUDITED)


               						                               3 Months Ended
		                                                  Nov.30,		  Nov.30,
		                                                   199		      1998
Sales					                                       $14,837,683 		$11,511,910
Commissions and other income				                    	114,591 		     84,518
Interest					                                            104 		     19,980
					                                             14,952,378 		 11,616,408

Cost and Expenses
  Cost of products sold(Note B)			                10,202,425 		  7,456,552
  Sell.,gen.and admin. Expen.				                  2,689,396 		  2,368,038
  Bad debt expense					                                9,000 		     12,300
  Interest expense			             		                 189,988 		     40,228
					                                             __________    __________
                                                  13,090,809 		  9,877,118

Income before income taxes and minority
  interests and participation					                 1,861,569 		  1,739,290

Income taxes				                                     631,500 		    693,300

Income before minority interests
  and participations                               1,230,069  	  1,045,990

Income from minority interest					                    80,000 		     60,000
Minority participation in subsidiary	                               54,818

   NET INCOME					                               $ 1,310,069 	 $ 1,160,808


Net income per share of Common Stock
  Basic				                                      $ 	   0.335	   $     0.298


  Fully Diluted				                              $ 	   0.327	   $    	0.292





			                           CHASE CORPORATION
	                   CONSOLATED STAREMENTS OF STOCKHOLKERS' EQUITY
                             	       (UNAUDITED)
	           3 MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998

					                                                                                              Cummulative
                             Common Stock		      Additional				                                   Effect of	      Total
                              Shares		            Paid-In     Treasury Stock           Retained	  Currency	     Shareholders'
                               Issued    Amount   Capital       Shares      Amount     Earnings	   Translation	    Equity
Balance @ Aug. 31, 1998 	   4,977,650 	 $497,765  $3,370,066   1,072,084  $(4,535,476) $17,330,039  $(238,728)	  $16,423,666

Curr. translation adjmt.							                                                                        16,525         16,525
Exer.of stock options       	     615 	       61	        (61)				 	                         -
Compensatory stock issuance			             24,62				                                                                  24,624
Purchase of treasury stock				                                    16,500     (152,089)                              (152,089)
Net Income for 3 months	   					                                                         1,160,808 		              1,160,808
                               _________________________________________________________________________________________________
Balance @ Nov. 30, 1998	    4,978,265 	  497,826   3,394,629   1,088,584   (4,687,565)  18,490,847   (222,203)	   17,473,534

Curr. translation adjmt.						                                                                         33,872         33,872
Exer.of stock options          16,663 	    1,667      (1,667)					                          -
Compensatory stock issuance		                         73,872 	                                                        73,872
Net Income for 9 months						                                                            4,047,502                 4,047,502
Dividends paid in cash								                                                                                           -
$.28 a share on common stock						                                                      (1,093,715)	              (1,093,715)
                              ___________________________________________________________________________________________________
Balance @ Aug. 31, 1999	     4,994,928   499,493    3,466,834  1,088,584   (4,687,565)  21,444,634   (188,331)     20,535,065

Curr. translation adjmt.							                                                                         6,389           6,389
Compensatory stock issuance.	                          24,624                                                          24,624
Net income for 3 months	                                                                 1,310,069                  1,310,069
                              ___________________________________________________________________________________________________
Balance @ Nov. 30, 1999	     4,994,928  $499,493   $3,491,458  1,088,584  $(4,687,565) $22,754,703  $(181,942)    $21,876,147


	See accompanying notes to the consolidated financial statements and accountants' review report




                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
		                                             Three Months Ended
		                                                Nov. 30,      Nov. 30,
            		                                      1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income	                                    $ 1,310,069 	$ 1,160,808
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Income from joint venture		                     (80,000)     (60,000)
    Minority interest				                                        (54,818)
    Depreciation		                                  326,534      222,041
    Amortization		                                  188,338       45,487
    Provision for losses on accts. receivable	      (19,749)      18,165
    Stock issued for compensation		                  24,624       24,624
    Tax effect of cashless option exercise
    Deferred taxes		                                  5,000      (14,500)
  Change in assets and liabilities
    Trade receivables		                              42,918      754,680
    Inventories		                                  (357,598)    (247,709)
    Prepd. expenses & other curr. assets		          (24,303)    (152,415)
    Accounts payable		                              249,135      (65,031)
    Accrued expenses		                             (533,431)    (866,811)
    Income taxes payable		                          280,200     (297,879)
    Deferred compensation		                         (13,375)      98,187
                                                  _________    _________
TOTAL ADJUSTMENTS		                                  88,293     (595,979)
NET CASH FROM OPERATIONS		                        1,398,362      564,829

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures		                           (391,750)    (844,506)
  Investment in trusteed assets		                     3,479     (109,687)
  Purchase of cash surrender value		               (131,548)    (127,033)
  Proceeds from note receivable		                   (27,438)      56,538
  Dividend received from joint venture		             84,459
                                                   ________     ________
                                                   (462,798)  (1,024,688)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt		                    1,700,000
  Payments of principal on debt		                  (636,465)    (185,176)
  Net borrowing under line-of-credit		           (2,000,000)
  Purchase of Common Shares for Treasury				                    (152,089)
                                                  _________     ________
		                                                 (936,465)    (337,265)
NET CHANGE IN CASH		                                   (901)    (797,124)
CASH AT BEGINNING OF PERIOD		                       185,269    2,296,384
		 		                                             _________    _________
CASH AT END OF PERIOD	                          $   184,368  $ 1,499,260
		 		                                             =========    =========
CASH PAID DURING PERIOD FOR:
  Income taxes	                                 $   403,250  $ 1,053,685
  Interest	                                     $   189,988  $    40,228


   See accompanying notes to the consolidated financial statements and accountants' review report.









CHASE CORPORATION					          	SECURITIES AND EXCHANGE COMMISSION



            	NOTES TO CONSOLIDATED FINANCIAL STATEMENT


January 13, 2000


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


Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares outstanding used in determining basic per share results was 3,906,344 for the period of three months ended November 30, 1999. Earnings per share on a fully diluted basis were calculated on 4,005,804 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.


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








              INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Bridgewater, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiaries as of November 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of three months ended November 30, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 24, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/S/ LIVINGSTON & HAYNES, P.C.
Wellesley, Massachusetts
January 6, 2000












CHASE CORPORATION                  		  	SECURITIES AND EXCHANGE COMMISSION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                           RESULTS OF OPERATIONS


Results of Operations

	Net revenues increased 29% to $14,952,000, an increase of $3,336,000 when compared to the first quarter of fiscal 1999. While we continue to experience growth within our Specialty Manufacturing segment, a major portion of the increase was the result of our investments and acquisitions through our Electronic Manufacturing Services (EMS) segment. First quarter fiscal
1998 and 1997 revenues were about the same, although 1997 had received the benefit of a large bridge construction contract.

	During fiscal 1999, the Company acquired the remaining interest in its subsidiary, Sunburst EMS, and in May 1999 acquired RWA, Inc. Both of these companies participate within the electronic manufacturing services industry. Therefore, the Company now has two reportable segments, Specialized Manufacturing and Electronic Manufacturing Services.

Sales and Operating Profit by Segment

    ($-000)									                                   Electronic
                                     Specialized		    Manufacturing
                                     Manufacturing  		   Services
For the 1st Quarter ended 11/30/99:
             Revenues			              $  11,115			   $    3,837

           		Operating Profit	       	$   2,380		 	  $      298

	During the first quarter of fiscal 1999, the Electronic Manufacturing Services segment accounted for less than 10% of operating profit and assets of Chase Corporation.

	The cost of products sold increased in the most recent quarter as compared to the same quarter last year. This increase is volume related to a large extent. As a percent of sales, cost of products increased 4% to 69% this year. The increase is largely due to some increase in raw material costs, some selling price erosion and product mix associated with the increased volume of sales through the Electronic Manufacturing Services segment. When comparing fiscals 1999 and 1998, the increase of 1% related to increased raw material cost which was the result of a change in product mix. The Company's products associated with the Specialized Manufacturing segment are largely mature and some are highly competitive which could result in lower margins. Competitive pressure prevents us from being able to recover all our material price increases from our customers.

	Selling and administrative expenses were higher during the current year, however as a percent of sales decreased by 2.5%. Expenses associated with investments in personnel have supported our ability to improve revenue and profitability. Fiscal 1999 expenses were also lower due to a reduction in certain warranty and administrative related costs associated with a large bridge construction contract and the elimination of the need to further adjust values of certain investments. The Company will continue to be focused on improving certain costs while continuing to provide quality products and services to the marketplace.

	Interest expense increased to $190,000 during the current quarter as compared to $40,000 and $77,000 respectively against the prior like periods. The increase is associated with the borrowing required to complete our acquisitions. During the prior periods the Company received the benefit of the cash dividend declared and paid by our joint venture partner, The Stewart Group, Inc. The Company continues to benefit from solid earnings and low borrowing rates from its financial institutions.

	A significant amount of our first quarter improvement was the financial benefits received from our recently concluded investments. The Company's core businesses also had an improvement in sales that more than offset the loss of certain sales associated with our terminated distribution agreement. The replacement of the sales through distribution with our own value added products and the improved sales assisted in our profit enhancements. Management will continue its approach of seeking to maximize and expand its current businesses, while at the same time seeking future opportunities through selective acquisitions.

	The effective tax rates for the quarter this year as compared to the prior two years is lower than the applicable tax rate. The Company continues to receive the benefit of solid export sales through our Chase Export
Corporation subsidiary. Also, effective January 1999, Chase acquired 100% ownership of Sunburst EMS that enabled us to consolidate its losses for income tax purposes.

	The income from minority interest for this year and last year relates to our equity position ownership in The Stewart Group, Inc., Toronto, Canada.

	Minority interest in subsidiary represented the minority shareholder's interest in the Sunburst EMS subsidiary's losses. In January 1999, the Company acquired 100% ownership of Sunburst EMS.


Liquidity & Sources of Capital

	The ratio of current assets to current liabilities was 1.6 at the end of the first quarter of fiscal 2000 as compared to 1.5 at the prior year end.  The ratio improvement is associated with the increased sales activity during the quarter.

	Long-term Debt decreased by $600,000 while total liabilities decreased by almost $1,000,000. This improvement is the result of positive cash flow related to our asset management program and improved earnings.

	The Company had $5,440,000 in available credit at November 30, 1999 under its credit arrangements with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

Year 2000

	During 1999 the Company completed an upgrade of both hardware and software in order to be year 2000 compliant.




Forward-Looking Information


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

No 8-K reports were filed during the three months ended
November 30, 1999.

No financial statements were filed during the three months ended November 30, 1999.



Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE CORPORATION



/s/ Peter R.Chase
Peter R.Chase, President & CEO





Dated:	January 12, 2000