Form 10-Q
period 2000-02-29
CHASE CORP
filed 2000-04-14
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C., 20549



	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended February 29, 2000      Commission File Number: 1-9852



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

Yes  X      No









Common Shares Outstanding as of March 31, 2000                 3,972,502





PART 1:  FINANCIAL INFORMATION


                       CHASE CORPORATION
                   CONSOLIDATED BALANCE SHEET


ASSETS                                  Feb. 29,          Aug.31,
                                         2000              1999
                                      (UNAUDITED)       (AUDITED)
CURRENT ASSETS

Cash and cash equivalents               $244,143         $185,269
Trade receivables,less allowance
for doubtful accounts of $203,200 and
$257,049 respectively                  8,892,334        8,870,786
Note receivable from related party       107,582          107,582
Inventories(Note B)
Finished and in process                3,571,066        2,041,496
Raw materials                          4,980,131        5,407,813
                                       8,551,197        7,449,309
Prepaid expenses & other curr assets     359,066          330,710
Deferred taxes                           139,950           90,294

TOTAL CURRENT ASSETS                  18,294,272       17,033,950

PROPERTY, PLANT AND EQUIPMENT
Land and improvements                    324,589          322,423
Buildings                              3,520,234        3,587,304
Machinery & equipment                 15,530,204       14,609,754
Construction in progress               1,257,327          835,445

                                      20,632,354       19,354,926
Less allowance for depreciation       12,675,330       12,047,487
                                       7,957,024        7,307,439
OTHER ASSETS
Note receivable from related party
Excess of cost over net assets of
acquired businesses less amortization  8,976,744        9,304,559
Patents, agreements and trademarks
less amortization                        897,333          946,193
Cash surrender value of life ins. net  3,186,177        2,931,984
Deferred taxes                            81,266           81,266
Investment in joint venture            1,085,026        1,044,797
Other                                    615,991          333,948

                                      14,842,537       14,642,747
                                     -----------      -----------
                                     $41,093,833      $38,984,136
                                     ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY   Feb. 29,          Aug.31
                                         2000             1999
                                      (UNAUDITED)      (AUDITED)
CURRENT LIABILITIES
Accounts payable                      $5,431,718       $4,387,943
Notes payable                          1,849,264        1,576,477
Accrued expenses                       1,882,895        2,456,838
Accrued pension expense - current        251,273          251,273
Income taxes                            (438,09)           53,008
Deferred compensation                    31,717            41,999
Current portion of L.T. debt          2,553,501         2,540,457
                                      ---------        ----------
TOTAL CURRENT LIABILITIES            11,562,276        11,307,995

LONG-TERM DEBT, less current portion  6,722,409         6,508,471
Long-term deferred compensation
obligations                             612,470           338,582

ACCRUED PENSION EXPENSE                 486,080           294,023

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
$1.00 a share authorized 100,000
shares; (issued-none)

Common Stock. par value $.10 a share,
Authorized 10,000,000 shares; issued
and outstanding 5,011,673 shares at
Feb. 29, 2000 and 4,994,928 shares at
Aug. 31, 1999 respectively              501,167          499,493
Additional paid-in capital            3,569,065        3,466,834
Treasury Stock, 1,088,584 and 1,088,584
Feb. 29, 2000, and August 31, 1999,
respectively.                        (4,687,565)      (4,687,565)
Cum. G/(L) on currency translation     (167,746)        (188,331)
Retained earnings                    22,495,677       21,444,634
                                     ----------       ----------
                                     21,710,598       20,535,065
                                     ----------       ----------
                                    $41,093,833      $38,984,136
                                    ===========      ===========

See accompanying notes to the consolidated financial statements and accountants' review report.




                   CHASE CORPORATION
      STATEMENT OF CONSOLIDATED OPERATIONS
                      (UNAUDITED)

                            Six Months Ended       Three Months Ended
                            Feb.29,    Feb.28,     Feb.29,     Feb.28,
                            2000         1999       2000        1999
Sales                      $29,755,161 $21,926,465  $14,917,478 $10,414,555
Commissions and other inc.     260,349     153,488      145,758      68,970
Interest                           329      30,132          225      10,152
                            ----------  ----------  -----------  ----------
                            30,015,839  22,110,085   15,063,461  10,493,677
Cost and Expenses
 Cost of products sold
   (Note B)                 20,852,507  14,541,827   10,650,082  7,085,275
  Sell.,gen. and admin.
    expen.                   5,541,804   4,573,283    2,852,408  2,205,245
  Bad debt expense             (11,327)     21,200      (20,327)     8,900
  Interest expense             410,604      81,465      220,616     41,237
                            ----------  ----------   ----------  ---------
                            26,793,588  19,217,775   13,702,779  9,340,657
                            ----------  ----------   ----------  ---------

Income before income taxes and
   minority interests and
   participations            3,222,251   2,892,310    1,360,682  1,153,020

Income taxes                 1,087,000   1,122,500      455,500    429,200
                             ---------   ---------    ---------  ---------
Income before minority
   interests and
   participations            2,135,251   1,769,810      905,182    723,820

Income from minority
   interest                    166,000     125,000       86,000     65,000
Minority participation in
   subsidary                                99,633                  44,815
                            ----------   ---------     --------  ---------
NET INCOME                  $2,301,251  $1,994,443    $ 991,182  $ 833,635
                            ==========  ==========    =========  =========

Net income per share of Common Stock
  Basic                     $    0.589  $   0.512     $   0.253  $   0.214
                            ==========  =========     =========  =========

 Fully Diluted              $    0.574  $   0.502     $   0.247  $   0.210
                            ==========  =========     =========  =========

      See accompanying notes to the consolidated financial statements and accountants' review report.






                         CHASE CORPORATION
              CONSOLATED STAREMENTS OF STOCKHOLKERS' EQUITY
                            (UNAUDITED)
           6 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



                                                                                                       Cummulative
                          Common Stock          Additional                                              Effect of    Total
                          Shares                 Paid-In    Treasury Stock                Retained      Currency     Shareholders'
                          Issued      Amount     Capital      Shares         Amount        Earnings     Translation   Equity
Balance @ Aug. 31, 1998  4,977,650  $ 497,765   $3,370,066   1,072,084      $(4,535,476) $ 17,330,039  $ (238,728)   $16,423,666

Curr. translation adjmt.                                                                                   33,980         33,980
Exer.of stock options       16,216      1,621       (1,621)                                                                  -
Compensatory stock issuan                           49,248                                                                49,248
Purchase of treasury stock                                      16,500         (152,089)                               (152,089)
Net Income for 6 months                                                                     1,994,443                  1,994,443
Dividends paid in cash
$.28 a share on common stock                                                               (1,093,715)                (1,093,715)
                           ------------------------------------------------------------------------------------------------------
Balance @ Feb. 28, 1999  4,993,866    499,386    3,417,693   1,088,584       (4,687,565)   18,230,767    (204,748)    17,255,533

Curr. translation adjmt.                                                                                   16,417         16,417
Exer.of stock options        1,062        107         (107)                                                                  -
Compensatory stock issuan                           49,248                                                                49,248
Net Income for 6 months                                                                     3,213,867                  3,213,867
                         -------------------------------------------------------------------------------------------------------
Balance @ Aug. 31, 1999  4,994,928    499,493    3,466,834   1,088,584       (4,687,565)   21,444,634    (188,331)    20,535,065

Curr. translation adjmt.                                                                                   20,585         20,585
Tax effect of non ISO stock issued                  54,656                                                                54,656
Exer. Of stock options      16,745      1,674       (1,674)
Compensatory stock issuance.                        49,249                                                                49,249
Net income for 6 months                                                                     2,301,251                  2,301,251
Dividends paid in cash
$.32 a share on common stock                                                               (1,250,208)                (1,250,208)
                         --------------------------------------------------------------------------------------------------------
Balance @ Feb. 29, 2000   5,011,673  $ 501,167 $ 3,569,065   1,088,584    $  (4,687,565)  $ 22,495,677  $ (167,746)   $21,710,598



See accompanying notes to the consolidated financial starements and accountants' review report





CONSOLIDATED STATEMENT OF CASH FLOWS
          (UNAUDITED)
                                              Six Months Ended

                                               Feb. 29,      Feb. 28,
CASH FLOWS FROM OPERATING ACTIVITIES            2000           1999
 Net Income                                  $2,301,251     $1,994,443
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Income from joint venture                  (166,000)      (145,002)
    Minority interest                                 0        (99,633)
    Depreciation                                657,511        440,003
    Amortization                                376,676         95,447
    Provision for losses on accts. receivable   (53,849)        24,665
    Stock issued for compensation                49,249         49,248
    Tax effect of cashless option exercise       54,656
   Deferred taxes                               (49,656)       (14,500)
  Change in assets and liabilities
    Trade receivables                            32,301        741,865
    Inventories                              (1,101,888)      (335,830)
    Prepd. expenses & other curr. assets        (28,356)        (3,783)
    Accounts payable                          1,043,775        (58,090)
    Accrued expenses                           (381,886)      (807,363)
    Income taxes payable                       (491,100)      (486,966)
    Deferred compensation                       263,606        111,475
                                             ----------    -----------
                    TOTAL ADJUSTMENTS           205,039       (488,464)
             NET CASH FROM OPERATIONS         2,506,290      1,505,979
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                       (1,286,512)    (1,991,238)
  Cash paid for investment                      (30,000)
  Investment in trusteed assets                (282,043)      (134,475)
  Purchase of cash surrender value             (254,193)      (254,066)
  Proceeds from note receivable                 272,787         59,792
  Dividend received from joint venture          155,771
                                             ----------    -----------
                                            (1,424,190)     (2,319,987)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                 5,900,000               0
  Payments of principal on debt             (1,173,018)       (328,571)
  Net borrowing under line-of-credit        (4,500,000)      1,002,932
  Dividend paid                             (1,250,208)     (1,093,714)
  Purchase of Common Shares for Treasury             0        (152,089)
                                            ----------     -----------
                                            (1,023,226)       (571,442)
               NET CHANGE IN CASH               58,874      (1,385,450)
CASH AT BEGINNING OF PERIOD                    185,269       2,296,384
                                            ----------     -----------
CASH AT END OF PERIOD                         $244,143        $910,934
                                            ==========     ===========
CASH PAID DURING PERIOD FOR:
  Income taxes                              $1,583,548      $1,709,978
  Interest                                    $318,420         $81,465



  See accompanying notes to the consolidated financial statements and accountants' review report.




CHASE CORPORATION						SECURITIES AND EXCHANGE COMMISSION




	NOTES TO CONSOLIDATED FINANCIAL STATEMENT


April 13, 2000


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


Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares outstanding used in determining basic per share results was 3,914,104 for the period of three months ended February 29, 2000. Earnings per share on a fully diluted basis were calculated on 4,014,104 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.


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










              INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Bridgewater, Massachusetts


We   have  reviewed  the  consolidated  balance  sheet  of   Chase
Corporation  and  Subsidiaries as of February 29,  2000,  and  the
related   consolidated  statements  of  operations,  stockholders'
equity, and cash flows for the periods of three and six months ended February 29, 2000, and February 28, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Chase Corporation.


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
Wellesley, Massachusetts
April 13, 2000












CHASE CORPORATION					SECURITIES AND EXCHANGE COMMISSION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Results of Operations

	Net revenues for the second quarter and first half of fiscal 2000 increased by
44% and 36% respectively over comparable periods in fiscal 1999.  While we continue to experience some growth within our Specialty Manufacturing segments, the majority of the increase was the result of our investments and acquisitions through the Electronic Manufacturing Services (EMS) segment.
When comparing fiscal 1999 to the previous year, the revenues were about the same although the second quarter of fiscal 1999 was negatively affected by the loss of revenue from a terminated distribution agreement.

	During fiscal 1999, the Company acquired the remaining interest in its subsidiary, Sunburst EMS, and in May 1999 acquired RWA, Inc. Effective February 1, 2000 the Company acquired the assets of Netco Automation. These companies participate within the electronic manufacturing services industry. Therefore, the Company now has two reportable segments, Specialized Manufacturing and Electronic Manufacturing Services.

Sales and Operating Profit by Segment

    ($-000)									Electronic
                                     Specialized		Manufacturing
                                     Manufacturing		   Services
For the 6 Months ended 2/29/00:
		Sales 			$   21,806			$    7,929

		Operating Profit		$    4,465			$      475

	During the first six months of fiscal 1999, the Electronic Manufacturing Services segment accounted for less than 10% of operating profit and of the assets of Chase Corporation.

	Cost of products sold increased in both the current quarter and year to date when compared to the previous period.  To a large extent, this amount is volume related.  For the first half as a percent of sales, there was an increase of 4%.  This increase was largely due to some increases in raw materials, some selling price erosion associated with new contracts and product mix related to the continued increase in volume through our
Electronic Manufacturing Services segment.  When comparing the comparable period of fiscals 1999 and 1998, there was an increase of only 1%, which related mostly to raw material cost associated with a change in product mix.  The Company's products associated with the Specialized Manufacturing segment are largely mature and some are highly competitive which could result in lower margins. Competitive pressure prevents us from being able to recover all our material price increases from our customers.

	Selling and administrative expenses are higher during the current year and are largely the result of acquisitions and volume increases. However, as a percent of sales, these expenses decreased by 2.2%. Our investments in personnel continue to support our ability to improve revenue and profitability. For the comparable six months during fiscal 1999, the expenses were also lower due to a reduction in certain warranty and administrative related costs associated with a large bridge construction contract and the elimination of the need to further adjust values of certain investments. The Company will continue to be focused on improving certain costs while continuing to provide quality products and services to the marketplace.

	Interest expense increased to $411,000 as compared to $81,000 and $139,000 respectively against the 1999 and 1998 fiscal years. The increase is associated with the borrowing required to complete our investments and acquisitions. During the prior periods the Company received the benefit of a large cash dividend declared and paid by our joint venture partner, The Stewart Group, Inc. The Company continues to benefit from solid earnings and low borrowing rates from its financial institutions.

	A significant amount of our improvement this fiscal period as compared to last year were related to the financial benefits received from the investments concluded during the end of fiscal 1999.  The Converting group performed well during the current period as sales to the wire and cable market continued
strong.  During the first six months, the Company was able to replace sales lost through a terminated distribution agreement with sales of our own value added products and these sales also added to our improved profitability.
Management will continue its approach of seeking to maximize and expand its current businesses, while at the same time seeking future opportunities through selective acquisitions.

	When comparing fiscal 1999 vs. 1998, while revenue remained somewhat constant, reduction in certain costs associated with a large bridge construction project and the demonstration of the need to further adjust the value of certain investments assisted in our profit improvements.

	The effective tax rates for the periods to date are lower than the effective tax rates.
In both years the Company received the benefit of solid export sales through our Chase Export Corporation subsidiary.  Also, effective January 1999, Chase acquired 100% ownership of Sunburst EMS that enabled us to consolidate its losses for income tax purposes.

	The income from minority interest relates to our equity position ownership in The Stewart Group, Inc., Toronto, Canada.

	Minority participation in subsidiary during the prior year represented the Company's 49.9% equity in the losses of Sunburst EMS. In January 1999, the
Company acquired 100% ownership of Sunburst EMS.


Liquidity & Sources of Capital

	The ratio of current assets to current liabilities was 1.6 at the end of the second quarter of fiscal 2000 as compared to 1.5 at the prior year-end.

	Long-term Debt increased by $200,000 while total liabilities increased by $900,000. Most of the increase is associated with the increase to inventory related to our improving sales along with our recent acquisition of Netco Automation as of February 1, 2000.

	The Company had $3,540,000 in available credit at February 29, 2000 under its credit arrangements with its bank and plans to utilize this means to help finance its interim needs during the year.  Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.




Forward-Looking Information


	From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. In fact, this Form 10-Q (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; technological developments;
performance issues with key suppliers and subcontractors; worldwide political stability and economic growth; regulatory uncertainties; delays in testing of new products; rapid technology
Changes and the highly competitive environment in which the Company operates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.




ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

Reg.  S-K
Item  601



Subsection		       Description of Exhibit		         State	       Page Number

                   Pursuant to reg. S-K item 601
                   no exhibits are required.




      (b)	Reports on Form 8-K

          No 8-K reports were filed during the six months ended
          February 29, 2000.

          No financial statements were filed during the six months ended February 29, 2000.



                                  Pursuant to the requirements of the
                                  Securities Exchange Act of 1934, the
                                  registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CHASE CORPORATION



                                        /s/ Peter R. Chase
                                        Peter R. Chase, President & CEO


Dated:	April 13, 2000