Form 10-Q
period 2000-05-31
CHASE CORP
filed 2000-07-13
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                          	Washington, D.C., 20549



	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended May 31, 2000      Commission File Number: 1-9852



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

Yes  X      No









Common Shares Outstanding as of June 30, 2000                 3,981,099








PART 1:  FINANCIAL INFORMATION


CHASE CORPORATION


                CONSOLIDATED BALANCE SHEET



 ASSETS
                                             May 31,       Aug.31,
                                              2000          1999
                                          (UNAUDITED)     (AUDITED)
CURRENT ASSETS
Cash and cash equivalents                     $17,672      $185,269
Trade receivables,less allowance
for doubtful accounts of $249,900 and
$257,049 respectively                      11,608,715     8,870,786
Note receivable from related party            107,582       107,582
Inventories(Note B)
Finished and in process                     3,634,679     2,041,496
Raw materials                               5,996,957     5,407,813
                                           ----------     ---------
                                            9,631,636     7,449,309
Prepaid expenses & other curr assets          274,877       330,710
Deferred taxes                                139,950        90,294
                                           ----------     ---------
TOTAL CURRENT ASSETS                       21,780,432    17,033,950

PROPERTY, PLANT AND EQUIPMENT
Land and improvements                         514,423       322,423
Buildings                                   4,479,167     3,587,304
Machinery & equipment                      15,650,394    14,609,754
Construction in progress                    1,219,928       835,445
                                           ----------    ----------
                                           21,863,912    19,354,926
Less allowance for depreciation            13,000,157    12,047,487
                                           ----------    ----------
                                            8,863,755     7,307,439
OTHER ASSETS
Note receivable from related party
Excess of cost over net assets of
acquired businesses less amortization       8,812,836     9,304,559
Patents, agreements and trademarks
less amortization                             872,904       946,193
Cash surrender value of life ins. net       3,313,229     2,931,984
Deferred taxes                                 63,266        81,266
Investment in joint venture                 1,100,797     1,044,797
Other                                         641,325       333,948
                                           ----------    ----------
                                           14,804,357    14,642,747
                                           ----------    ----------
                                          $45,448,544   $38,984,136
                                          ===========   ===========




LIABILITIES AND STOCKHOLDERS' EQUITY
                                             May 31,       Aug.31
                                              2000          1999
                                          (UNAUDITED)    (AUDITED)
CURRENT LIABILITIES
Accounts payable                           $7,323,934    $4,387,943
Notes payable                               2,086,840     1,576,477
Accrued expenses                            1,961,578     2,456,838
Accrued pension expense - current             231,504       251,273
Income taxes                                 (534,199)       53,008
Deferred compensation                          13,509        41,999
Current portion of L.T. debt                2,543,497     2,540,457
                                            ---------     ---------
TOTAL CURRENT LIABILITIES                  13,626,663    11,307,995

LONG-TERM DEBT, less current portion        7,476,212     6,508,471
Long-term deferred compensation
obligations                                   637,804       338,582

ACCRUED PENSION EXPENSE                       601,879       294,023


STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
$1.00 a share authorized 100,000
shares; (issued-none)

Common Stock. par value $.10 a share,
Authorized 10,000,000 shares; issued
and outstanding 5,069,683 shares at
May 31, 2000 and 4,994,928 shares at
Aug. 31, 1999 respectively                    506,968       499,493
Additional paid-in capital                  3,587,888     3,466,834
Treasury Stock, 1,088,584 and 1,088,584
May 31, 2000, and August 31, 1999,
respectively.                              (4,687,565)  (4,687,565)
Cum. G/(L) on currency translation           (192,667)    (188,331)
Retained earnings                          23,891,362   21,444,634
                                           ----------  -----------
                                           23,105,986   20,535,065
                                           ----------  -----------
                                          $45,448,544  $38,984,136
                                          ===========  ===========

See accompanying notes to the consolidated financial statements and accountants' review report.







                   CHASE CORPORATION
          STATEMENT OF CONSOLIDATED OPERATIONS
                      (UNAUDITED)

                                 Nine Months Ended        Three Months Ended
                                  May 31,     May 31,        May 31,    May 31,
                                   2000        1999           2000       1999
Sales                           $48,284,762  $34,855,355   $18,529,601 $12,928,890
Commissions and other income        395,040      220,163       134,691      66,675
Interest                                453       42,600           124      12,468
                                -----------  -----------   ----------- -----------
                                 48,680,255   35,118,118    18,664,416  13,008,033
Cost and Expenses
 Cost of products sold(Note B)   34,219,945   23,258,195    13,367,438   8,716,368
  Sell.,gen. and admin. expen.    8,596,519    6,913,575     3,054,715   2,340,292
  Bad debt expense                   (1,247)      30,300        10,080       9,100
  Interest expense                  659,202      139,368       248,598      57,903
                                -----------  -----------    ----------  ----------
                                 43,474,419   30,341,438    16,680,831  11,123,663
                                ===========  ===========    ==========  ==========

Income before income taxes and minority
 interests and participations     5,205,836    4,776,680     1,983,585   1,884,370


Income taxes                      1,759,900    1,781,900      672,900      659,400
                                 ----------  -----------    ---------   ----------

Income before minority interests
 and participations               3,445,936   2,994,780      1,310,685   1,224,970
Income from minority interest       251,000     180,000         85,000      55,000
Minority participation in subsidary              99,633           -
                                 ----------   ---------      ---------   ---------
   NET INCOME                    $3,696,936  $3,274,413     $1,395,685  $1,279,970
                                 ==========  ==========     ==========  ==========
Net income per share of Common Stock
  Basic                          $    0.942  $    0.840     $    0.353  $    0.328
                                 ==========  ==========     ==========  ==========

  Fully Diluted                  $    0.929  $    0.823     $    0.348  $    0.321
                                 ==========  ==========     ==========  ==========

 See accompanying notes to the consolidated financial statements and accountants' review report.







                           CHASE CORPORATION
                CONSOLATED STAREMENTS OF STOCKHOLDERS' EQUITY
                                (UNAUDITED)
                9 MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

                                                                                              Cumulative
                        Common Stock         Additional                                       Effect of     Total
                          Shares               Paid-In    Treasury Stock         Retained     Currency     Shareholders'
                          Issued     Amount    Capital     Shares    Amount      Earnings     Translation   Equity
Balance @ Aug. 31, 1998  4,977,650  $497,765  $3,370,066  1,072,084 $(4,535,476) $17,330,039  $(238,728)  $16,423,666
Curr. translation adjmt.                                                                         58,651        58,651
Exer.of stock options       16,216     1,621      (1,621)                                                        -
Compensatory stock issuan                         73,872                                         73,872
Purchase of treasury stock                                   16,500    (152,089)                             (152,089)
Net Income for 9 months                                                            3,274,413                3,274,413
Dividends paid in cash
$.28 a share on common stock                                                      (1,093,715)              (1,093,715)
                         --------------------------------------------------------------------------------------------
Balance @ May 31, 1999    4,993,866  499,386   3,442,317  1,088,584  (4,687,565)  19,510,737   (180,077)   18,584,798

Curr. translation adjmt.                                                                         (8,254)       (8,254)
Exer.of stock options         1,062      107        (107)                                                          -
Compensatory stock issuan                         24,624                                                       24,624
Net Income for 3 months                                                            1,933,897                1,933,897
                         --------------------------------------------------------------------------------------------
Balance @ Aug. 31, 1999   4,994,928  499,493   3,466,834  1,088,584  (4,687,565)  21,444,634   (188,331)   20,535,065

Curr. translation adjmt.                                                                         (4,336)       (4,336)
Tax effect of non ISO
  stock issued                                    54,656                                         54,656
Exer. Of stock options      74,755     7,475      (7,475)
Compensatory stock issuance.                      73,873                                         73,873
Net income for 9 months                                                            3,696,936                3,696,936
Dividends paid in cash
$.32 a share on common stock                                                      (1,250,208)              (1,250,208)
                          --------------------------------------------------------------------------------------------
Balance @ May 31, 2000   5,069,683   $506,968  $3,587,888 1,088,584 $(4,687,565) $ 23,891,362 $(192,667)  $23,105,986
                         ============================================================================================

See accompanying notes to the consolidated financial statements and accountants' review report


                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                Nine Months Ended
                                                  May 31,         May 31,
CASH FLOWS FROM OPERATING ACTIVITIES               2000            1999
 Net Income                                      $3,696,936       $3,274,413
  Adjmts. to reconcile net income to net
    cash provided by operating activities:
   Income from joint venture                       (251,000)        (300,002)
   Minority interest                                      0          (99,633)
   Depreciation                                     982,338          689,486
   Amortization                                     565,012          187,485
   Provision for losses on accts. receivable         (7,149)          32,765
   Stock issued for compensation                     73,873           73,872
   Tax effect of cashless option exercise            54,656                0
   Deferred taxes                                   (31,656)          (9,000)
  Change in assets and liabilities
   Trade receivables                             (2,730,780)        (118,846)
   Inventories                                   (2,182,327)        (626,839)
   Prepd. expenses & other curr. assets              55,833           37,158
   Accounts payable                               2,935,991          147,975
   Accrued expenses                                (207,173)        (971,322)
   Income taxes payable                            (587,207)         (97,501)
   Deferred compensation                            270,732          104,808
                                                 ----------        ---------
                       TOTAL ADJUSTMENTS         (1,058,857)        (949,594)
                NET CASH FROM OPERATIONS          2,638,079        2,324,819
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                          (2,542,990)       (2,482,637)
  Cash paid for investment                         (30,000)
  Cash paid for acuisition of RWA, Inc.
    less cash received                                            (5,024,769)
  Investment in trusteed assets                   (307,377)         (130,996)
  Purchase of cash surrender value                (381,245)         (381,099)
  Proceeds from note receivable                          0
  Dividend received from joint venture             225,000                 0
                                                 ---------        ----------
                                                (3,036,612)      (8,019,501)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                     9,200,000        5,052,970
  Payments of principal on debt                 (8,229,219)        (341,850)
  Net borrowing under line-of-credit               510,363          260,679
  Dividend paid                                 (1,250,208)      (1,093,714)
  Purchase of Common Shares for Treasury                 0         (152,089)
                                                ----------       ----------
                                                   230,936        3,725,996
                         NET CHANGE IN CASH       (167,597)      (1,968,686)
CASH AT BEGINNING OF PERIOD                        185,269        2,296,384
                                                ----------       ----------
CASH AT END OF PERIOD                          $    17,672      $   327,698
                                                ==========       ==========
CASH PAID DURING PERIOD FOR:
  Income taxes                                 $2,321,400       $1,799,600
  Interest                                     $  485,134       $  438,351

   See accompanying notes to the consolidated financial statements and accountants' review report.





CHASE CORPORATION				                       SECURITIES AND EXCHANGE COMMISSION

	               NOTES TO CONSOLIDATED FINANCIAL STATEMENT


July 13, 2000


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


Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares outstanding used in determining basic per share results was 3,926,460 and 3,958,629 for the period of nine months and three months ended May 31, 2000. Earnings per share on a fully diluted basis were calculated on 3,981,126 and 4,013,827 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.


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









              INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Bridgewater, Massachusetts


We   have  reviewed  the  consolidated  balance  sheet  of   Chase
Corporation  and  Subsidiaries as of May 31,  2000,  and  the
related   consolidated  statements  of  operations,  stockholders'
equity, and cash flows for the periods of three and nine months ended May 31, 2000, and May 31, 1999, in accordance with
Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Chase Corporation.


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
Wellesley, Massachusetts
July 12, 2000








CHASE CORPORATION					                     SECURITIES AND EXCHANGE COMMISSION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


Results of Operations

	Net revenues for the third quarter and for the nine months ended May 31, 2000 of increased by 43% and 39% respectively over comparable periods in 1999. A significant amount of the increase was the result of our investments and acquisitions within our Electronic Manufacturing Services (EMS) segment. When comparing fiscal 1999 to the previous year, the period to date increase of 4% related to the continued market penetration within the electronic cable market along with the benefit of some sales from our acquisition of RWA, Inc.

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

Sales and Operating Profit by Segment

    ($-000)									                                       Electronic
                                     Specialized		       Manufacturing
                                     Manufacturing	         Services
For the 9 Months ended 05/31/00:
               		Sales 				          $   36,536	          	$	14,217

               		Operating Profit		  $    6,885		          $	 1,029

 	During the first nine months of fiscal 1999, the Electronic Manufacturing Services segment accounted for less than 10% of the sales, operating profit or the assets of Chase Corporation.

	Cost of products sold increased in both the current quarter and year to date when compared to the previous period.  To a large extent, this amount is volume related.  For the first nine months as a percent of sales, there was an increase of 4%.  The percentage increase is largely due to some increases in raw materials, selling price erosion associated with some new large volume contracts and the increased volume through our Electronic Manufacturing
Services segment.  When comparing the like period of fiscals 1999 and 1998, there was an increase of only 1%.  This small increase was due to some increase to certain raw materials and product mix.  The Company's products associated with the Specialized Manufacturing segment are largely mature and some are highly competitive which could result in lower margins.  Competitive pressure prevents us from being able to recover all our material price increases from our customers.

	Selling and administrative expenses are higher during the current year compared to the previous year, basically the result of the volume increase associated with acquisitions. However, as a percent of sales, these expenses decreased by 1.3%. We continue to invest in the personnel required to support increased revenue and profitability. Fiscal 1999 expenses were lower than the previous fiscal year due to a reduction in certain warranty and administrative related costs associated with a large bridge construction contract and the elimination of the need to future adjust the values of certain investments. The Company will continue to be focused on expense reduction while maintaining and improving the quality of our products and services to the marketplace.

	Interest expense increased to $659,000 as compared to $139,000 and $203,000 respectively against the 1999 and 1998 fiscal years.  The increase is associated with the borrowing required to complete our investments and acquisitions and increases to our cost of borrowing associated with the interest rate adjustments.  During the prior periods the Company received the benefit of a large cash dividend declared and paid by our joint venture partner, The Stewart Group, Inc.  The Company continues to benefit from solid earnings and low borrowing rates from its financial institutions.

	A majority of the earnings improvement this fiscal year as compared to last year were related to the financial benefits received from the investments in the Electronic Manufacturing Services segment primarily concluded over the last few months of fiscal 1999.  Sales and profitability from our traditional
Specialized Manufacturing group remained solid although somewhat effected by certain economic factors which have created a higher cost structure that had not been passed on to customers.

	When comparing fiscal 1999 vs. 1998, during the third quarter of 1999 we benefited somewhat from the acquisition of RWA, Inc. There were also reductions in certain costs when compared to the previous year related to a major bridge construction project and also the elimination of the need to adjust the value of certain prime period investments.

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

	When compared to the previous year end, total liabilities increased by $3,900,000 while long term debt increased by almost $1,000,000. Sales for the nine months ended 05/31/00 have increased 39%. Our liabilities increase is associated with the increase to inventory and receivables which were affected by the sales increases. The Company has also exercised it's option to purchase the Webster, MA manufacturing facility.

	The Company had $2,160,000 in available credit at May 31, 2000 under its credit arrangements with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.




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

           No 8-K reports were filed during the nine months ended
         		May 31, 2000.

           No financial statements were filed during the nine months ended May 31, 2000.



                                   Pursuant to the requirements of the
                                   Securities Exchange Act of 1934, the
                                   registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHASE CORPORATION



                                      /s/ Peter R. Chase
                                      Peter R. Chase, President & CEO





Dated:	July 13, 2000