Form 10-K
period 2000-08-31
CHASE CORP
filed 2000-11-22
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2000 Commission File Number: 1-9852

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of October 31,2000, the Company had outstanding 3,989,603 shares of common stock, $.10 par value, which is its only class of common stock; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $36,405,000.

                       DOCUMENT INCORPORATED BY REFERENCE

The registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on January 16, 2001, is incorporated by this reference into items 10-13 hereof.
Item 1.   Business.

General Development and Industry Segment.
     Chase Corporation (the "Company") is a multi-divisional advanced manufacturing company providing industrial products to a wide variety of industries including wire and cable, construction and electronics. During fiscal 1991, the Company implemented a strategy of maximizing the core businesses while seeking future opportunities through selective acquisitions. During 1992, a facility that manufactures tape and related products in Webster, Massachusetts became operational. In April 1992, the Company acquired certain tape product lines and associated assets for cash from The Stewart Group, Ltd. This division, Chase Canada, maintains manufacturing operations in Winnipeg, Manitoba, Canada. Effective May
25, 1994, the Company purchased the electrical cable insulation tape product lines and certain associated assets from Haartz Mason, Inc. and these products were folded into the Chase & Sons division. On June 5, 1995, the Company formed a joint venture with The Stewart Group, Ltd. which was called The Stewart Group, Inc. This venture produced a variety of dielectric strength members from composite materials and sold into the fiber optic cable market. The original investment was increased on February 1, 1996 and at that time the Company owned 42% of the venture.
It was announced on May 16, 1997 that the majority of the assets related to the original business were sold to Owens Corning. The venture will continue to provide consulting services to Owens Corning while pursuing other market opportunities. On June 29, 1995, certain assets of Fluid Polymers, Inc. of Las Vegas, Nevada were acquired and then relocated to the Royston facility. On August 7, 1996 the Company announced that it had purchased a 20% interest in DC Scientific and then purchased a controlling interest on January 16, 1997. On January 27, 1999 the
Company acquired the remaining interest of DC Scientific Inc. and changed the name to Sunburst Electronic Manufacturing Solutions Inc., (Sunburst
EMS). The Company expanded its electronic manufacturing holding on May 26, 1999 with the acquisition of RWA, Inc, Melrose, MA. and acquired the assets of NETCO Automation, Inc. effective February 1, 2000. Northeast Quality Products, Co. Inc., Newburyport, MA, a specialty printer producing custom pressure sensitive labels, was acquired July 29, 1999. There have not been any other material changes or developments since September 1, 2000.

     As of October 31, 2000 the Company employed approximately 347 people.

Products and Markets.
     The Company's principal products are protective coatings and tape products that are sold by Company salespeople and manufacturers' representatives. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities, and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces sold to municipal transportation authorities; (iv)thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers; (v)moisture protective coatings that
                                   - 2 -
are sold to the electronics industry. The Company's electronic manufacturing group, Sunburst EMS, RWA, Inc. and NETCO Automation, provide circuit board assembly services to electronic goods manufacturers. There are no material seasonal aspects to the Company's business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets.

Backlog, Customers and Competition.
 	As of October 31, 2000, the backlog of orders believed to be firm was about $12,951,000, of which $9,974,000 was related to our electronic contract-manufacturing group. This compared with a total of $7,888,000 as of October 29, 1999 with $5,949,000 associated with electronic manufacturing. The backlog is not seasonal. Prior to fiscal 1999, no domestic customer accounted for more than ten percent of sales. During fiscal years 2000 and 1999 one customer accounted for approximately 12% and 15%, respectively, of total sales. No material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.

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

Working Capital and Research and Development.
     There are no special practices followed by the Company relating to working capital. Approximately $620,000, $618,000,and $574,000 was spent for Company-sponsored research and development during the fiscal years 2000, 1999 and 1998, respectively.

Financial Information about Foreign and Domestic Operations and Export
Sales.
     Export sales from continuing domestic operations to unaffiliated third parties were $4,936,000, $4,460,000,and $5,207,000 for the years ended August 31, 2000, 1999 and 1998, respectively. The Company does not anticipate any material change to export sales during fiscal 2001. The Company's products are sold worldwide with no foreign geographic area accounting for more than 10% of revenues. The Company's Canadian operations accounted for 5.4% of consolidated sales and 2.0% of its
                                   - 3 -
assets.

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

     Name           Age  Offices Held and Business Experience during
                         Past Five Years.
Peter R. Chase       52  Chief Executive Officer of the Company since
                         September 1993 and President of the Company since April 1992; Chief Operating Officer of the Company since September 1988.

Everett Chadwick,Jr. 59 Treasurer of the Company since September 1993 and Chief Financial Officer since September,
                         1992; Director of Finance of the Company from April 1991 to August 1993 and Controller of the Company from September 1988 to August 1993.


ITEM 2.   Properties

	During 1998 the Company purchased a building containing about 5,200 square feet located in Bridgewater, Massachusetts to which it relocated its principle executive office. The Company also rents a modern one-story building of approximately 5,000 square feet in Woodside, New York, which is used by the conformal coatings division.

     Chase & Sons, a division engaged in the manufacture and sale of electrical protective coatings and tape products, uses offices and plants owned by the Company that are located on seven acres in Randolph, Massachusetts and consist of a three-story building containing about 10,500 square feet and ten one-story buildings, aggregating about 67,000 square feet. Also, this division had previously leased about 25,000 square feet of manufacturing space in Webster, Massachusetts. During March, 2000, the Company executed its option to purchase the facility. This plant manufactures tape and related products for the electronic and telecommunication industries.

         The Canadian division of the Company is engaged in the process of laminating and slitting film, foils and papers primarily for the wire and cable industry. This division leases about 14,000 square feet of
                                        - 4 -
manufacturing space in Winnipeg, Manitoba, Canada.


     The Royston and Fluid Polymers divisions use offices and a plant, owned by the Company, that are located on three acres in Pittsburgh, Pennsylvania. The facilities consist of thirteen buildings, three of which are used for offices, one of which is rented as a residence and the rest of which are used as manufacturing and warehouse facilities. These facilities, excluding the residence, contain about 44,000 square feet and are used in the manufacture and sale of protective coatings and tape products.

	A subsidiary of the Company, Northeast Quality Products Co., Inc., is a specialty printer producing custom pressure-sensitive labels and leases about 15,000 square foot of space in Newburyport, Ma.


     Sunburst EMS, RWA, Inc. and NETCO Automation provide electronic manufacturing services. Sunburst EMS leases 35,700 square feet in West Bridgewater, MA. and RWA rents about 21,000 square feet in Melrose, MA. NETCO Automation leases about 7000 square feet in a building located in Haverhill, MA.

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




                                    PART II

Item 4.   Market for the Registrant's Common Equity and Related
Stockholder
Matters.

     The Company's common stock is traded on the American Stock Exchange (Symbol CCF). The approximate number of shareholder's of common stock on October 31, 2000 was 1735.

     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:


                                   - 5 -




              Year ended August 31, 2000   Year ended August 31, 1999
                         Sales Price              Sales Price
Quarter Ended            High    Low            High        Low
November 30             12 1/2    9 1/8         16 5/8     8 7/8

February 29 & 28        12 1/8    9 13/16       13 1/4    11

May 31                  11 3/4    9 5/8         12 1/2     9 1/8

August 31               11 3/8    9             12 3/4    10 3/4


Selected Financial Data.

                       2000          1999        1998        1997  	   1996
Net Sales and other  $68,551,490 $49,569,430 $46,639,338 $40,991,125 $34,366,029
  operating revenues

Inc from operations    5,443,923   4,870,677   4,101,643   2,811,460   2,194,985

Equity in earnings
   of unconsolidated
 joint venture	          326,000	    238,000     195,000     195,375      82,965
Minority Participation
   in Subsidiary 		         -	        99,633     107,585     303,680         -

Gain in sale of assets
  from unconsolidated
  joint venture             - 	         -      1,718,425       -             -

Net Income             5,769,923   5,208,310  6,122,653**   3,312,515  2,277,950

Total Assets          45,352,786  38,984,136  25,261,786   22,635,761 19,786,824

Long-term portion of
 debt and capital
     leases            6,273,478   6,508,471     682,576    3,020,708  4,481,071

 Per Common Share:
       Diluted          1.44	       1.30         1.56**      .84        .61
   Basic                1.46	       1.34         1.58**      .84        .61

Cash dividends*        	 .36	 	      .32          .28        .21        .15
      *Single annual payments declared and paid subsequent to fiscal year end.
   ** Includes a non-recurring gain of $1,718,425 ($0.44 per share) related to the sale of certain assets by The Stewart Group, Inc. joint venture.

                                       - 6 -

Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

                       SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                                  STATEMENTS OF OPERATIONS

                                       Years Ended August 31,
                                          2000      1999      1998
                                             (Dollars in thousands)
Net revenue..............................$68,551   $49,569   $46,639


Net Income from Operations...............$ 5,770   $ 5,208   $ 4,404

Increase in net revenue from previous
               year......................

     Amount............................  $18,982   $ 2,930   $ 5,648

     Percentage........................       38%        6%       14%

Increase in net income from
Operations from previous year........... $   562   $   804   $ 1,091

Percentage of net revenue:

     Net revenue.......................    100.0%     100.0%    100.0%

     Expenses:

          Cost of Sales................     69.5	      65.9      64.3

          Selling, general and
	          	administrative expenses....     17.2	      18.1       20.8
         Other expenses...............       1.4       0.5        0.5

     Income from operations
          before income taxes..........     11.9      15.5       14.3

     Provision for income taxes........      0.4       5.7        5.5

     Income from operations............      7.9%      9.8%      8.8%

     Minority participation in subsidiary       -       .2        .2

     Equity in earnings of unconsolidated
         joint venture................        .5        .5        .4
     Gain on sales of assets by
         Unconsolidated joint venture....    -           -       3.7

     Net Income.......................       8.4%	    10.5%     13.1%

                                       - 7 -


Overview
	During fiscal 1999, the Company acquired the remaining interest in its subsidiary, Sunburst Electronics Manufacturing Services and also completed its acquisition of RWA, Inc. Effective February 1, 2000 the Company acquired the assets of NETCO Automation, Inc. These companies participate within the electronic manufacturing services industry. To align the requirements of the Financial Accounting Standards with the Company's operational and organizational structure, the Company now has two reportable segments, the Specialized Manufacturing segment and the Electronic Manufacturing Services segment.

 Results of Operations.
     Total revenues for fiscal 2000 increased $19 million to $68.6 million, an increase of 38% over the prior year. A significant portion of this increase relates to the Company's electronic contract manufacturing investments. Seventy-five percent of the current year sales increase was attributed to the EMS group. The consolidated compounded rate of revenue growth over the past three years has been 19%.

Sales and Operating Profit by Segment
                                                Operating
Fiscal 2000                           Sales       Profit      %
($-000's)
Specialized Manufacturing           $ 47,110    $ 10,019    21.3
Electronic Manufacturing Services   $ 20,870    $  1,809     8.7
                                    $ 67,980    $ 11,828    17.4

Fiscal 1999
($-000's)
Specialized Manufacturing           $ 43,033    $  9,182    21.5
Electronic Manufacturing Services   $  6,536    $    164     2.5
                                    $ 49,248    $  9,346    19.0

	Prior to the year ended August 31, 1999, the electronic manufacturing services segment accounted for less than 10% of operations and assets.

	Fiscal 1999 revenue increased about 6% to $49.6 million when compared to 1998. A significant portion of that increase related to the Company's improvement within the electronic cable tape market and the benefits received from growth as a result of the investments and acquisitions made in electronic manufacturing services during fiscal 1999.

	The dollar value of cost of products was higher in fiscal 2000 compared to both 1999 and 1998. These increases were mostly volume related. As a percent of sales, cost of products increased to 70.1% in 2000 when compared to 66.3% and 64.9% during 1999 and 1998 respectively. The increase this year as a percent of sales relates to the increased volume and change of business philosophy within our electronic manufacturing service segment. The raw material cost as a percent of sales is typically higher in this market segment than in the Company's more traditional Specialized Manufacturing segment. Also, during the current year, electronic manufacturing service customers require that the Company provide a full service operation. This requires complete ownership and control of inventory, which while improving overall gross margin dollars, it also increased the Company's cost of products as a percent of sales.
                               - 8 -
	When comparing 1999 to 1998, the change as a percent of sales was due to some higher raw material costs, product mix and some selling price erosion created by competitive pressure.

	During fiscal 2001 the Company expects its margins in both segments to be relatively stable as long as current market trends prevail. However, no assurances can be given in this regard. Competitive pressures prevent the Company from recovering any significant amount of related cost increases.

	Selling and administrative expenses increased $2.9 million to $11.8 million during fiscal 2000 compared to fiscal 1999. Expenses in 1999 were lower than 1998 by $800,000. As a percent of sales, expenses were lower by 0.7% and 2.9% respectively, when compared to the prior two years. Fiscal 1999 expenses were lower than fiscal 1998 due to a reduction in certain warranty and administrative related costs associated with a large bridge construction contract and the elimination of the need to further adjust the values of certain investments. The Company will continue to be focused on expense reduction while maintaining and improving the quality of its products and services to the marketplace.

	Interest expense increased to $910,000 in fiscal 2000 as compared to $341,000 and $258,000 respectively against the 1999 and 1998 fiscal years. The increase is related to the borrowing required to complete the investments and acquisitions, as well as the cost of borrowing associated with interest rate adjustments. During fiscal 1998 the Company received the benefit of a large cash dividend that was declared and paid by our joint venture partner, The Stewart Group, Inc. The Company continued to benefit from this cash dividend during fiscal 1998. The Company expects to benefit from solid earnings and favorable borrowing rates from its financial institutions.

	A majority of the earnings improvement this fiscal year as compared to last year was related to the financial benefits received from the investments in the Electronic Manufacturing Services segment primarily concluded over the last few months of fiscal 1999. Sales and profitability from the Company's traditional Specialized Manufacturing group remained solid although somewhat affected by certain economic factors, which created a higher cost structure that had not been passed on to customers.

	When comparing 1999 to 1998 the Company benefited during the last quarter from the acquisition of RWA, Inc. The Company was also able to eliminate the need to adjust the value of certain investments during 1999.

	The effective tax rates for fiscal 2000 when compared to the prior two years are lower. In all three years the Company received the benefit of solid export sales through the Chase Export Corporation subsidiary. Also, effective January 1999, the Company acquired 100% ownership of Sunburst EMS that enabled consolidating of historical losses for income tax purposes.

	Minority participation in subsidiaries during the prior two years represented the Company's 49.9% equity in the losses of Sunburst EMS, Inc. January 1999, the Company acquired 100% ownership of Sunburst EMS.

	The equity in earnings of unconsolidated joint ventures over the past few years is from the Company's 42% ownership position in The Stewart Group Inc., Toronto, Canada.

                                  - 9 -
	The gain on sales of assets by unconsolidated joint venture during fiscal 1998 is a non-recurring gain and the result of the sales of certain assets by The Stewart Group, Inc. joint venture to Owens Corning.

Liquidity and Sources of Capital
	Cash flow generated from operations was $4,520,000 in 2000 as compared to $3,264,000 and $5,551,000 during 1999 and 1998 respectively. Receivable and inventory increases during both 2000 and 1999 were the result of increased sales and acquisitions. During fiscal 1998 a cash dividend was received from our joint venture partner, The Stewart Group, Inc., which was related to the sale of assets to Owens Corning.

	The ratio of current assets to current liabilities was 1.7 at the end of fiscal 2000 as compared to 1.5 and 1.9 for 1999 and 1998, respectively.

	The unused available long-term credit amounted to $2,740,000 as compared to $5,140,000 at the previous year-end. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

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

Impact of Inflation.
     Inflation has not had a significant long-term impact on earnings. In the event of significant inflation, the Company's efforts to recover cost increases would be hampered as a result of the competitive nature of its products.

Item 7.  Financial Statements and Supplementary Data.
     Financial statements and supplementary financial information required to be filed hereunder may be located through the List of Financial Statements and Schedules attached to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
     Not applicable.



                                     PART III

Item 9.  Directors and Executive Officers of the Registrant.
     Information with respect to the names, ages, positions with the Company, terms of office, periods of service, business experience, and other directorships of the Company's Directors and Executive Officers is incorporated herein by reference to Item 1A of the report and to the Definitive Proxy Statement (under the caption "Election of Directors").

Item 10.  Executive Compensation
     The information required in Item 10 is contained in the Definitive Proxy Statement (under the caption "Executive Compensation"). Such information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management. Information regarding the ownership of the Company's common stock by certain beneficial owners and by management is incorporated herein by reference to the Definitive Proxy Statement (under the captions "Principal Holders of Voting Securities" and "Election of Director's").

Item 12.  Certain Relationships and Related Transactions.
	Information regarding certain relationships and related transactions with the Company's Directors and Executive Officers is incorporated herein by reference to the Definitive Proxy Statement under the captions "Election of Directors" and "Remuneration of Directors and Executive Officers."




PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-
	K
	  See the List of Financial Statements and Schedules included in this report for a list of the financial statements and schedules included with this report and see the Exhibit Index included in this report for a list of the exhibits required to be filed with this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE CORPORATION                                         Date

By /s/ Peter R. Chase           President and            November 21, 2000
  Peter R. Chase                Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   Capacity                 Date
By /s/ Peter R. Chase           President, Chief         November 21, 2000
  Peter R. Chase                Executive Officer and
                                Director (Principal
                                Executive Officer)


By /s/ Everett Chadwick, Jr.    Treasurer and Chief      November 21, 2000
  Everett Chadwick, Jr.         Financial Officer
                                (Principal Financial
                                and Accounting Officer)

By /s/ Edward L. Chase          Director                 November 21, 2000
  Edward L. Chase


By /s/ Sarah Chase              Director                 November 21, 2000
  Sarah Chase


By /s/ William H. Dykstra       Director                 November 21, 2000
  William H. Dykstra


By /s/ George M. Hughes         Director                 November 21, 2000
  George M. Hughes


By /s/ Ronald Levy              Director                 November 21, 2000
  Ronald Levy


By /s/ Ernest E. Siegfriedt, Jr. Director                November 21, 2000
  Ernest E. Siegfriedt, Jr.

                                 EXHIBIT INDEX
Exhibit
Number                             Description

 3.1 Articles of Organization (incorporated by reference from Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended August 31,1988)

 3.2 By-Laws (incorporated by reference from Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

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

10.27 Stock Purchase Agreement effective May 25, 1999 by and between the Company and RWA, Inc., (incorporated by reference from Exhibit 2.1 to the

                               - 13 -
Company's current report on Form 8K dated 6/8/99 and amended on 8/12/99 to include financials).

22    Subsidiaries of the Company






List of Financial Statements and Schedules


Report of Independent Certified Public Accountants.........................16

Consolidated Balance Sheets as of August 31, 2000 and
      August 31, 1999......................................................17

Consolidated Statements of Operations for each of the three
      fiscal years in the period ended August 31, 2000.....................19

Consolidated Statements of Shareholders' Equity for each of
      the three fiscal years in the period ended August 31, 2000...........20

Consolidated Statements of Cash Flows for each of the three
      Fiscal years in the period ended August 31, 2000.....................22

Notes to Consolidated Financial Statements.................................23

	CHASE CORPORATION AND SUBSIDIARIES


	BRIDGEWATER, MASSACHUSETTS

	CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

	AUGUST 31, 2000 AND 1999

	INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Chase Corporation
Bridgewater, Massachusetts


	We have audited the consolidated balance sheets of Chase Corporation and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three year period ended August 31, 2000 and the Schedule II, Valuation and Qualifying Accounts and Reserves. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Corporation and subsidiaries at August 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each year in the three year period ended August 31, 2000, in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.




Wellesley, Massachusetts

		CHASE CORPORATION AND SUBSIDIARIES
		CONSOLIDATED BALANCE SHEETS
		AUGUST 31, 2000 AND 1999

             		ASSETS
                                                   2000          1999
                                               -----------   ----------
CURRENT ASSETS
	  Cash and cash equivalents                  $    65,289   $  185,269
	  Trade receivables, less allowance for
	   Doubtful accounts of $292,443 and
     $257,049, at August 31,
	    2000 and 1999, respectively               11,880,228    8,870,786
	  Inventories:
	    Finished and in process                    1,321,210    2,041,496
	    Raw materials                              7,621,750    5,407,813
                                               ----------   ----------
	                                               8,942,960    7,449,309

	  Prepaid expenses                               376,694      330,710
	  Receivable from related parties                147,000      107,582
	  Deferred income taxes                          116,977       90,294
	                                              ----------   ----------
        TOTAL CURRENT ASSETS                   21,529,148   17,033,950
		PROPERTY, PLANT AND EQUIPMENT
	  Land and improvements                          514,423      322,423
	  Buildings                                    4,625,764    3,587,304
	  Machinery and equipment                     16,688,701   14,609,754
	  Construction in progress                       559,188      835,445
                                               ----------   ----------
	                                              22,388,076   19,354,926
	  Less allowances for depreciation            13,272,188   12,047,487
                                               ----------   ----------
	                                               9,115,888    7,307,439
	OTHER ASSETS
	  Excess of cost over net assets of acquired
	    businesses, less amortization of $1,255,344
	    and $595,270 at August 31, 2000 and 1999,
	    respectively                               8,731,486    9,304,559
	  Patents, agreements and trademarks, less
	    amortization of $792,213 and $694,530 at
	    August 31, 2000 and 1999, respectively       848,510      946,193
	  Cash surrender value of life insurance, net of
	    loans of $47,618 and $158,049 at August 31,
	    2000 and 1999, respectively                3,473,091    2,931,984
	  Deferred income taxes                          172,483       81,266
	  Investments in minority interests            1,208,797    1,044,797
	  Other                                          643,849      333,948
                                               ----------   ----------
	                                              15,078,216   14,642,747
                                               ----------   ----------
                                              $45,723,252  $38,984,136
	                                             ===========  ===========
		See accompanying notes to the consolidated financial statements.

                                   - 17 -


		LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 2000                1999
CURRENT LIABILITIES
	  Accounts payable                            $ 5,790,018  $ 4,387,943
	  Notes payable to bank                         2,050,726    1,576,477
	  Accrued payroll and other compensation        1,029,506    1,292,816
	  Accrued pension expense - current               231,507      251,273
	  Other accrued expenses                        1,297,508    1,164,022
	  Federal Taxes payable                           (68,452)      53,008
	  Deferred compensation                             -           41,999
	  Current portion of long-term debt             2,605,284    2,540,457
                                                ----------   ----------
          TOTAL CURRENT LIABILITIES             12,936,097   11,307,995

	LONG-TERM DEBT, less current portion            6,569,352    6,508,471

	DEFERRED COMPENSATION                             636,849      338,582

	ACCRUED PENSION EXPENSE                           351,859      294,023

	COMMITMENTS (See Note G)                            -	            -
	CONTINGENCIES                                       -	            -
	SHAREHOLDERS' EQUITY
	  First Serial Preferred Stock,
	    par value $1.00 a share:
	      Authorized 100,000 shares; none issued        -             -
	  Common Stock, par value $.10 a share:
	    Authorized 10,000,000 shares;
	      issued and outstanding 5,073,613 and
	      4,994,928 shares at August 31, 2000
	      and 1999, respectively                      507,361      499,493
	  Additional paid-in capital                    3,625,023    3,466,834
	  Treasury Stock, 1,088,584 shares of
	    Common Stock at August 31, 2000 and
	    1999                                       (4,687,565)  (4,687,565)
	  Cumulative effect of currency translation      (180,073)    (188,331)
	  Retained earnings                            25,964,349   21,444,634
                                                ----------   ----------
	                                               25,229,095   20,535,065
	                                               __________  ___________
                                               $45,723,252  $38,984,136
	                                               ==========  ===========

		CHASE CORPORATION AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF OPERATIONS
	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

	                                         2000        1999         1998
	Revenue:
	  Sales                               $67,980,176 $49,247,915 $46,228,818
	  Commissions and other income            546,673     272,320     331,354
	  Interest	                                24,641      49,195      79,166
                                        ----------  ----------  ----------
                                        68,551,490  49,569,430  46,639,338

	Costs and expenses:
	  Costs of products and services sold  47,656,084  32,695,014  30,003,343
	  Selling, general and administrative
	    Expenses                           11,809,638   8,931,753   9,731,083
	  Bad debt expense-net of recoveries        5,733     (88,940)     (5,807)
	  Interest expense                        910,499     340,977     258,476
                                        ----------  ----------  ----------
                                        60,381,954  41,878,804  39,987,095
                                        ----------  ----------  ----------

             INCOME FROM OPERATIONS
               BEFORE INCOME TAXES       8,169,536   7,690,626   6,652,243

	 Income taxes                           2,725,613   2,819,949   2,550,600
	                                        ---------   ---------   ---------
               INCOME FROM OPERATIONS    5,443,923   4,870,677   4,101,643

	Minority participation in subsidiary         -         99,633     107,585
	Equity in earnings of unconsolidated
	  joint venture                           326,000     238,000     195,000
	Gain on sales of assets by
	  unconsolidated joint venture                -         -       1,718,425
	                                        ---------  ---------   ----------
                NET INCOME             $ 5,769,923 $5,208,310   $6,122,653*
                                         =========  =========    =========
Net income per share of Common Stock
	    Basic                                 $1.45      $1.34         $1.58*
                                       =========== ==========   ========
Fully diluted                              $1.43      $1.30         $1.56*
                                       =========== ==========   ========


	* Includes a non-recurring gain of $1,718,425 ($0.44 per share) related to the sale of certain unconsolidated assets by The Stewart Group, Inc. joint venture.

	See accompanying notes to the consolidated financial statements.

                               CHASE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000
		                  	         ADDITIONAL
	                   COMMON STOCK   	     PAID-IN	 TREASURY STOCK
		             SHARES   AMOUNT     CAPITAL       SHARES     AMOUNT
Balance at August 31,
   1997                   4,873,797 $487,380   $3,191,328   1,040,473 $(4,017,850)
Cash dividend paid,
  $0.21 per share	             -       -	           -    	      -         -
  adjustment	                  -       -            -           -         -
Exercise stock options      103,853   10,385       80,301       -         -

Compensatory stock
  issuance	                    -     	 -          98,437	       -         -
Purchase of Treasury
  Stock	                       -     	 -   	        -          31,611    (517,626)
Net income	                    -     	 -   	        -           -          -
                       _______________________________________________________
Balance at August 31,
  1998	                  4,977,650   497,765   3,370,066    1,072,084   4,535,476)
Cash dividend paid
  $0.28 per share	             -       -            -            -	       	-
Currency translation
  Adjustment                   -       -            -            -
Exercise of stock
  options 	                 17,278    1,728       (1,728)        -        -
Compensatory stock
  issuance                     -       -          98,496         -	       -
Purchase of Treasury
  Stock                        -       -            -           16,500   (152,089)
Net income                     -       -    	       -            -        -
                      _________________________________________________________
Balance at August 31,
  1999                   4,994,928  499,493    3,466,834     1,088,584 (4,687,565)
Cash dividend paid,
$0.32 per share                -	      -            -            -         -
  adjustment                   -       -            -            -         -
Exercise of stock
   Options                  78,685    7,868       46,788         -         -
Compensatory stock
  Issuance                    -         -         98,496         -         -
Gain on stock sales           -         -         12,905         -         -
Net income                    -         -            -           -         -
	                 ________________________________________________________
Balance at August 31,
  2000                   5,073,613 $507,361   $3,625,023    1,088,584  (4,687,565)
                         =========  =======    =========    =========  =========
               See accompanying notes to the consolidated financial statements.

                    CHASE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

                                          CUMULATIVE
		                               EFFECT OF
	                    RETAINED	      CURRENCY	    SHAREHOLDERS'
	                    EARNINGS       TRANSLATION	      EQUITY

Balance at August 31,
  1997                     $12,014,566     $(122,121)       $11,553,303
Cash dividend paid,
  $0.21 per share             (807,180)         -              (807,180)
Currency translation
  Adjustment                   -            (116,607)          (116,607)
Exercise of stock options      -               -                 90,686
Compensatory stock
  Issuance                    -                -                 98,437
Purchase of Treasury
  Stock                       -                -               (517,626)
Net income                   6,122,653         -              6,122,653
                           ____________________________________________
Balance at August 31,
  1998                      17,330,039      (238,728)        16,423,666
Cash dividend paid,
  $0.28 per share	          (1,093,715)        -             (1,093,715)
Currency translation
  Adjustment                  -               50,397             50,397
Exercise of stock
  Options                     -                -                -
Compensatory stock
  Issuance                    -                -                 98,496
Purchase of Treasury
  Stock                       -                -               (152,089)
Net income                   5,208,310	        -              5,208,310
                           ____________________________________________
Balance at August 31,
  1999                      21,444,634      (188,331)        20,535,065
Cash dividend paid,
$0.32 per share             (1,250,208)        -             (1,250,208)
Currency translation
  Adjustment                  -                8,258              8,258
Exercise of stock
   Options                    -                -                 54,656
Compensatory stock
  Issuance                    -                -                 98,496
Gain on stock sales           -                -                 12,905
Net income                   5,769,923         -              5,769,923
                           ____________________________________________
Balance at August 31,
  2000                     $25,964,349     $(180,073)       $25,229,095
                            ==========     =========         ==========
            See accompanying notes to the consolidated financial statements.

                                       - 21 -

			CHASE CORPORATION AND SUBSIDIARIES
				CONSOLIDATED STATEMENTS OF CASH FLOWS
	       FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES              2000        1999        1998
    Net income                               $5,769,923   $5,208,310 $6,122,653
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation                              1,224,701    1,019,715    844,237
    Amortization                                757,758      371,761    181,442
    (Gain) on sale of assets                       -           -     (1,718,425)
    Stock issued for compensation                98,496       98,496     98,437
    Change in provision for losses
  	 on trade receivables                          35,394     (64,086)     48,635
    Deferred federal tax                        (117,900)      9,000      27,815
    Revaluation of investments in
   	minority interests                             -        (300,000)    470,000
    Change in assets and liabilities:
    Trade receivables                        (3,044,836)  (1,547,854)   (247,439)
    Inventories                              (1,493,650)  (2,712,855)   (457,122)
    Prepaid expenses and other                  (40,451)      49,352     211,777)
    Accounts payable                          1,402,075    1,539,744     461,809
    Accrued expenses                             91,754     (716,651)    358,307
    Federal taxes payable                      (121,460)     169,817    (343,725)
    Deferred compensation                       (41,999)     139,451     (83,388)
              TOTAL ADJUSTMENTS              (1,250,118)  (1,944,110)   (571,194)
	      NET CASH FROM OPERATIONS               4,519,805    3,264,200   5,551,459
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds of note receivable                 (39,418)        -         46,111
    Capital expenditures including patents
	 and agreements                             (2,659,962)  (3,166,868) (1,158,535)
    Investment in trusteed assets              (309,901)    (185,451)   (141,497)
    (Increase)in net cash surrender value      (541,106)    (508,133)   (461,002)
    Investments in minority interests              -        (258,002)       -
    Dividend received from joint venture           -            -      1,757,693
    Investment in subsidiaries                 (141,777)  (8,530,570)       -
                                              __________________________________
                                             (3,692,164) (12,649,024)     42,770
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in long-term debt               12,419,390    8,941,219     200,000
    Payments of principal on debt           (12,658,613)    (862,184)  2,829,452)
    Net borrowing under line-of-credit          474,249      440,477     473,937
    Cash dividends paid	                     (1,250,208)  (1,093,714)   (807,180)
    Purchase of Common Shares for Treasury        -         (152,089)   (517,626)
    Cash received on options exercise	           67,561         -         23,595
                                            ___________________________________
                                               (947,621)   7,273,709  (3,456,726)
                  NET CHANGE IN CASH           (119,980)  (2,111,115)  2,137,503
           CASH AT BEGINNING OF YEAR            185,269    2,296,384     158,881
		                                         ___________________________________
           CASH AT END OF YEAR               $   65,289  $   185,269 $ 2,296,384
                                              =========   ==========  ==========
  See Note M for supplemental cash flow data.
	See accompanying notes to the consolidated financial statements.

                                            - 22 -

	                      CHASE CORPORATION AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

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

    Products and Markets

	The Company's principal products are protective coatings and tape products that are sold in national and international markets. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces which are sold to municipal transportation authorities; (iv) thermo-electric insulation for transformers, motors, and other electrical equipment that are sold to original equipment manufacturers, and (v) moisture protective coatings that are sold to the electronics industry. The Company's electronics manufacturing services group provides assembly and contract manufacturing services to the electronics industry.

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

			CHASE CORPORATION AND SUBSIDIARIES
			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
		FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

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

			CHASE CORPORATION AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
		FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

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

	Translation of Foreign Currency

	The financial position and results of operations of the Company's Canadian branch are measured using the Canadian dollar as the functional currency. Revenues and expenses of the branch have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or Liquidation of its foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net income. The amounts of gains and losses were immaterial in 2000, 1999 and 1998.

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

			CHASE CORPORATION AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
		FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

NOTE A - ACCOUNTING POLICIES (Continued)

	Income Per Share of Common Stock

	Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of stock options. The number of shares used in the computation of basic income per share was 3,985,029 at August 31, 2000, 3,898,735 at August 31, 1999 and 3,874,896 at August 31, 1998. Fully diluted income per share was computed based upon 4,038,745 shares at August 31, 2000, 3,994,472 shares at August 31, 1999 and 3,935,919 shares at August 31, 1998.


NOTE B - NOTE RECEIVABLE - RELATED PARTIES

	The Company has a note receivable from Avon Custom Mixing Service, Inc., the purchaser of its Avon Custom Mixing Division, secured by the assets of the purchaser.

NOTE C - CASH SURRENDER VALUE OF LIFE INSURANCE

	The Company recognizes cash surrender value in life insurance policies, net of loans secured by the policies, with Aurora National Life Assurance Company, the Manufacturers' Life Insurance Company, Sun Life Assurance Company of Canada, Metropolitan Life Insurance and other carriers of $215,809; $1,617,372; $482,376; $651,055 and $554,097, respectively. Subject to periodic review, the Company intends to maintain these policies through the lives of the insureds.


NOTE D - LONG-TERM DEBT

	Long-term debt consists of the following at August 31, 2000 and 1999:

                                                     2000           1999

    Note payable to bank                          $3,100,000	$ 700,000

    Term note payable to bank in 20 quarterly
    payments of $250,000 through May 2004
    with interest at the Eurodollar rate
    plus 1.5%                                      2,500,000	3,700,000

    Term note payable to bank in 20 quarterly
    payments of $34,500 commencing February
    1999 with interest at the Eurodollar
    rate plus 1.5%.                                  483,000	  621,000


			CHASE CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

NOTE D - LONG-TERM DEBT (Continued)
	                                                2000           1999

   Term note payable to an individual in
   connection with the acquisition of
   RWA, Inc. with quarterly payments of
   $250,000 including interest at 7.5%
   through August 2002                            $1,700,000      2,700,000

   Term notes payable to bank with principal
   payments of $12,267 per month with
   interest at the bank's base rate plus
   1/2 percent secured by all assets of
   Sunburst EMS, Inc.                                223,698        396,267

   Equipment notes with monthly payments of
   $7,943 with interest averaging 9.11%
   secured by manufacturing equipment                182,767        283,036

   Equipment notes with monthly payments of
   $1,624 with interest at 9.75% secured
   by printing equipment                              12,534         22,833

   Equipment note with monthly payments of
   $2,942 with interest at 7.43% secured
   by manufacturing equipment                        108,526        134,708

   Equipment note with monthly payments of
   $11,138 with interest at 7.05% secured
   by data processing equipment                      387,803        491,084

   Equipment note with 60 monthly payments of
   $7,368 with interest at 8.11% secured by
    manufacturing equipment                          364,931           -

   Equipment note with monthly payments of
   $935 with interest at 5.82% secured by
   printing equipment                                 39,987           -

   Equipment notes with monthly payments of
   $5,319 with interest at 12.35% secured by
   manufacturing equipment                            71,390           -
                                                   _________________________
                                                   9,174,636       9,048,928
   Less portion payable within one year
   classified as a current liability.              2,605,284       2,540,457
          		                                       _________________________
                                                  $6,569,352      $6,508,471
                                                   =========       =========

                                      - 27 -

                         CORPORATION AND SUBSIDIARIES
			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
		FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

NOTE D - LONG-TERM DEBT (Continued)

	The Company has long-term unsecured credit available up to a maximum amount of $6,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) for ninety days plus 1.5 percent. The unused available long-term credit amounted to $2,740,000 at August 31, 2000.

NOTE E - NOTES PAYABLE TO BANK

	The Company has a short-term credit facility at one half percent over prime with a Canadian bank secured by a letter of credit.

	The Company's Sunburst EMS subsidiary has a revolving line of credit, secured by its assets.

	The weighted average interest rate on short-term borrowings was 8.90% and 7.22% at August 31, 2000 and 1999, respectively.

NOTE F - INCOME TAXES

	A reconciliation of federal income taxes computed at applicable rates of income from continuing operations before income taxes to the amounts provided in the consolidated financial statements is as follows:


    		                               Year Ended August 31,
		                                  2000   	      1999       1998
	Federal income taxes at applicable
	   rates                              $2,777,642  $2,614,649   $2,260,405

	Adjustments resulting from the tax
		  effect of:
	    Increase in cash surrender value
	      of life insurance                 (229,404)   (172,765)    (191,722)
	    Benefit plans not qualified for
	      deduction from federal tax            -        146,905      231,374
	    Net loss of subsidiary not
	      consolidated for tax                  -       (140,231)      43,034
	    State and local taxes net of
	      federal tax effect                 347,825     413,531      408,144
	    Foreign dividend received net
	      of foreign tax credit                 -           -        (172,878)

	Other	                                  (170,450)    (42,140)     (27,757)
	                                       ---------   ---------    ---------
             INCOME TAXES              $2,725,613  $2,819,949   $2,550,600
                                        =========   =========    =========

                                         - 28 -
                          CHASE CORPORATION AND SUBSIDIARIES
			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
			FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

NOTE F - INCOME TAXES (Continued)

                               				Year Ended August 31,
			                           2000       1999        1998
	Current                             $2,662,368   $2,828,949  $2,655,595
	Deferred (benefit):
	 Pension expense                        23,133       26,185     (19,425)
	 Depreciation                          (35,127)     (32,668)    (21,910)
	 Allowance for doubtful accounts        14,157       32,365      19,455
	 Market valuation of investments       (16,400)    (120,000)    188,000
	  Deferred compensation                118,907       77,287     (73,267)
	  Deferred state taxes                   1,230        7,831    (120,668)
	  Reserve                               12,000          -          _
                                     ___________________________________
       Total Deferred                   117,900       (9,000)    (27,815)
	(Benefit) of option exercises
   credited to shareholders' equity     (54,655)          -      (77,180)
                                     ___________________________________
                                     $2,725,613   $2,819,949  $2,550,600
                                      =========    =========   =========

	The timing differences that give rise to the components of net tax assets are as follows at August 31, 2000 and 1999:
		Assets:                              2000         1999
		  Reserve for bad debt          $  116,977     $  102,820
		  Patents and agreements            35,200         35,200
		  Pension accrual                  140,743        117,610
		  State tax accrual                 28,900         27,670
		  Deferred compensation            254,740        135,833
		  Investments marked to market     161,600        178,000
                                     738,160        597,133
		  Less valuation allowance            -            12,000
                                     738,160        585,133
            Liabilities:
              Depreciation           448,700        413,573
            Net Assets            $  289,460     $  171,560
                                   =========      =========
NOTE G - OPERATING LEASES

		The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2000:
				Year Ending August 31,              Buildings
  		2001                         $  293,324
				2002                            152,610
				2003                             82,500
				2004                             75,625
				2005                                  -
                                 $  604,059
                                 ==========
                                  - 29 -

     			CHASE CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

NOTE G - OPERATING LEASES (Continued)

	Total rental expense for all operating leases amounted to $572,623, $519,293, and $563,375 for the years ended August 31, 2000, 1999 and 1998, respectively.

NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Selected unaudited quarterly financial data for 2000, 1999 and 1998, is as follows:

       			                 Quarter
   2000          First       Second        Third        Fourth      Year
Net sales     $14,827,683  $14,917,478  $18,529,601  $19,705,414 $67,980,176
Gross profit   $4,635,238   $4,267,396   $5,162,163   $6,259,295 $20,324,092
Net income 	   $1,310,069     $991,182   $1,395,685   $2,072,987  $5,769,923

Net income per
  common share       $.34         $.25         $.35         $.51	     $1.45
               ==========   ==========   ==========   ==========  ==========

		                         Quarter
   1999   	     First        Second        Third       Fourth       Year
Net sales    $11,551,910   $10,414,555  $12,928,890  $14,352,560 $49,247,915
Gross profit  $4,055,358    $3,329,280   $4,212,522   $4,955,741 $16,552,901
Net income    $1,160,808      $833,635   $1,279,970   $1,933,897  $5,208,310

Net income per
  common share      $.30          $.21         $.33         $.50       $1.34
              ==========   ===========  ===========  ===========  ==========

		                         Quarter
  1998      	First    	 Second   	  Third    	  Fourth        Year
Net sales    $11,557,583   $10,166,586  $11,830,508  $12,674,141 $46,228,818
Gross profit  $4,212,072    $3,253,702   $4,006,118   $4,753,583 $16,225,475
Net income    $2,676,264*     $720,565   $1,080,714   $1,645,110  $6,122,653*

Net income per
 common share       $.68*         $.18         $.28         $.44       $1.58*
              ==========   ===========  ===========  ===========  ==========
		*  Includes gain on sales of assets by a non-consolidated subsidiary of $1,718,425 ($0.44 per share)

                                           - 30 -

			CHASE CORPORATION AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

NOTE I - EXPORT SALES AND FOREIGN OPERATIONS

	Export sales from continuing domestic operations to unaffiliated third parties were $4,935,701, $4,459,743 and $5,207,413 for the years ended August 31, 2000, 1999 and 1998, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10 percent of revenues from continuing operations. The Company's Canadian operations accounted for 5.4 percent of consolidated sales and 2.0 percent of assets.

	Prior to fiscal year 1999, no domestic customer accounted for more than ten percent of sales. During fiscal years 2000 and 1999 one customer accounted for approximately twelve and fifteen percent, respectively, of total sales.


NOTE J - RESEARCH AND DEVELOPMENT EXPENSE

	Research and development expense amounted to approximately $620,037, $617,789, and $573,978 for the years ended August 31, 2000, 1999 and 1998, respectively.

NOTE K - BENEFITS

	401(K) Plan
	The Company has a deferred compensation plan adopted pursuant to
Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of their salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary. The Company's contribution expense was $168,604, $91,219 and $112,418 for the years ended August 31, 2000, 1999 and
1998, respectively.

	Non-Qualified Deferred Savings Plan
	The Company has a non-qualified deferred savings plan covering directors and selected employees. Participants may elect to defer a portion of their compensation for future payment. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $636,849 at August 31, 2000.

Pension Plan
	The Company has non-contributory defined benefit pension plans covering substantially all employees excluding subsidiaries. Net periodic pension cost was $301,714, $327,266 and $268,149 for the years ended August 31, 2000, 1999 and 1998, respectively. The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with an insurance company.
                                       - 31 -

		CHASE CORPORATION AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000


NOTE K - BENEFITS (Continued)

Net pension expense components:	     Year Ended August 31,
                                         2000        1999        1998
	Service cost of benefits earned
	  during the period                    $289,503    $283,651    $237,130

	Interest cost on projected benefit
	  Obligations                           350,585     355,789     321,667

	Return on plan assets                  (500,035)   (334,303)    (94,718)

	Net amortization and deferral           149,290      22,129    (195,930)
	                                        -------     -------     -------
 Net periodic pension cost              $289,343    $327,266    $268,149
                                         =======     =======     =======

			The following table sets forth the actuarial present value of benefit obligations and funded status:

                                             August 31,
                                       2000         1999         1998
	Accumulated benefit obligations,
	  including vested benefits of
	  $3,049,651, $2,738,122 and
	  $2,843,506 at August 31, 2000,
	  1999 and 1998, respectively       $ 3,149,248  $ 2,706,803  $ 2,874,059
                                       =========   ==========   ==========


	Projected benefit obligations       $(4,939,023) $(4,701,105) $(4,502,041)

	Plan assets at fair value,
	  including prefunded amounts         4,207,214    3,761,924    3,273,542
                                        --------    ---------    ---------
	Funded status                          (731,809)    (939,181)  (1,228,499)

	Unrecognized net (gain) loss            (42,238)     186,130      496,164

	Unrecognized prior service cost         190,681      214,752      255,484

 Unamortized net transition assets          -          (6,997)     (13,996)
                                         --------    ---------    ---------
	(Accrued) pension expense           $  (583,366) $  (545,296) $  (490,847)
                                      ===========  ===========  ===========

			                 - 32 -

			CHASE CORPORATION AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

			FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000


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

	Under the terms of the 1995 stock option plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share at the date of grant. The board of directors approved issuance of 450,000 options (at $3.375, based upon the market value at July 18, 1995). The options vest ratably over ten years. In addition, the board of directors granted 250,000 shares of restricted Common Stock to the Company's CEO, Mr. Peter Chase. Compensation expense of approximately $98,000 per year is being recognized over nine years. Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all rights of a shareholder. The grants vest at the end of nine years. If Mr. Chase is not providing services to the Company prior to vesting, the shares revert to the Company.





                               - 33 -


			CHASE CORPORATION AND SUBSIDIARIES
			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
			FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

NOTE K - BENEFITS (Continued)

	Stock Option Plans (Continued)

	Options at August 31, 2000:

				       Weighted				        Weighted
			              Average					   Average
			  Exercise	  Exercise	Remaining			  Exercise
	Outstanding	   Prices  	   Price   	Life     	Exercisable	    Price
	 276,856    $3.375-4.625   $ 3.40   5 years       75,355       $  3.63
	  10,500    $ 5.09-5.625   $ 5.29   6 years        7,500       $  5.21
	  15,000    $  8.75-9.09   $ 8.98   7 years       13,000       $  9.02
	   5,000    $ 11.83        $11.83   8 years        2,000       $ 11.83

	Stock option plan activity was as follows:

				                       Weighted             Weighted
				                       Average    Officers   Average
				                       Exercise     and	   Exercise
			                 Directors    Price    Employees    Price
	Outstanding August 31, 1997    117,000    $3.79     454,000     $ 3.55

	Exercisable                     71,500       -       96,920         -

	Grants at market price            -          -        5,000	    $ 8.75
	Exercises	                     (16,500)   $1.43     (86,526)    $ 3.68
	Exercises                      (30,000)   $4.63      (2,000)    $ 5.63
                                 ------              -------
	Outstanding August 31, 1998     70,500    $4.00     370,474	    $ 3.59

	Exercisable                     40,500    $2.92      57,573     $ 3.43

	Grants at market price                  -         -  	5,000	    $11.83
      Exercises                 (19,000)   $4.63      (3,000)    $ 5.63
                                 ------              -------
	Outstanding August 31, 1999     51,500    $3.76     372,474	    $ 3.68

	Exercisable                     36,500    $3.59	    107,774	    $ 3.73

	Grants at market price             -         - 	       -           -
	Exercises                      (30,000)   $3.14     (86,618)    $ 3.79
                                 ------              -------
	Outstanding August 31, 2000     21,500    $6.84     285,856	    $ 3.65

	Exercisable                     21,500    $6.84	     76,355	    $ 3.84

		                                  - 34 -


			CHASE CORPORATION AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

			FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000


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

                                     August 31,
                                      2000          1999          1998
	Net income                   $5,711,089    $5,121,614     $6,043,212
	Basic net income per share      $1.43        $1.31           $1.56


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

				     August 31, 2000       	 August 31, 1999
                       Electronic                   Electronic
                      Specialized   Manufacturing   Specialized   Manufacturing
                     Manufacturing     Services     Manufacturing    Services
  Sales                $47,109,676     $20,870,500   $42,711,390    $6,536,525

  Operating profit     $10,018,565     $ 1,809,332   $ 9,182,016    $  164,278

  Identifiable assets  $29,428,664     $ 8,995,454   $24,441,128    $8,067,407

			CHASE CORPORATION AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		     FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000


NOTE M - SUPPLEMENTAL CASH FLOW DATA

	Cash paid during the year for:

			                         2000   	   1999   	  1998

			Income taxes          $2,846,770	$2,817,685	$2,163,812
			Interest              $  706,993	$  340,591	$  258,476

NOTE N - INVESTMENT IN MINORITY INTERESTS

	The Company has formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. Chase Corporation owns a 42% interest in the joint venture at August 31, 2000.

NOTE O - ACQUISITIONS

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

	Effective February 1, 2000, the Company acquired the assets and operations of NETCO Automation, Inc., an electronic manufacturing services company specializing in prototyping and rework.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	CHASE CORPORATION AND SUBSIDIARIES


    COL. A                  COL. B  	              COL. C
	  COL. D  	  COL. E

		             BALANCE AT        (1)	       (2)(3)	            BALANCE AT
		              BEGINNING  CHARGED TO COSTS  CHARGED TO                END OF
     DESCRIPTION           OF PERIOD   AND EXPENSES	  OTHER ACCOUNTS  DEDUCTIONS PERIOD
Year ended August 31, 2000:

 Allowance for doubtful
   accounts               $257,049      $  5,733           $ 29,661     $  -     $292,443

Year ended August 31, 1999:

 Allowance for doubtful
  accounts               $201,135      $(88,940)          $146,458     $  1,604  $257,049

Year ended August 31, 1998:

 Allowance for doubtful
  accounts               $152,500      $ (5,807)          $ 57,860     $  3,418  $201,135


(1) Deductions are charged to accounts receivable when specific accounts are judged to be uncollectible.
Reserves are adjusted based on reviews of the risk associated with specific accounts and with the overall collectibility expectations of the total receivables.

(2)	$29,661 reserve acquired with the purchase of assets of NETCO
Automation, Inc.

(3)	$146,458 reserve acquired with purchase of RWA, Inc., $57,860 adjustment to insurance adjustment receivable recorded as prepaid insurance and $25,000 reserve acquired with majority interest in DC Scientific, Inc..