Form 10-K/A
period 2000-08-31
CHASE CORP
filed 2000-11-28
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K-A

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


Item 3.   Legal Proceedings.

	The Company has no material legal matters to report.


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




Item 6.  Selected Financial Data.

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

22    Subsidiaries of the Company






List of Financial Statements and Schedules


Report of Independent Certified Public
Accountants..................................................................16

Consolidated Balance Sheets as of August 31, 2000 and
      August 31, 1999......................................................17

Consolidated Statements of Operations for each of the three
      fiscal years in the period ended August 31, 2000....................19

Consolidated Statements of Shareholders' Equity for each of
      the three fiscal years in the period ended August 31, 2000..........20

Consolidated Statements of Cash Flows for each of the three
      Fiscal years in the period ended August 31, 2000.....................22

Notes to Consolidated Financial
Statements............................................................23

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
	    2000 and 1999, respectively                3,473,091    2,931,984
	  Deferred income taxes                          172,483       81,266
	  Investments in minority interests            1,208,797    1,044,797
	  Other\                                         643,849      333,948
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

                               CHASE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000
		                  	         ADDITIONAL
	                   COMMON STOCK   	     PAID-IN	 TREASURY STOCK
		             SHARES   AMOUNT     CAPITAL       SHARES     AMOUNT
Balance at August 31,
   1997                 4,873,797 $487,380   $3,191,328   1,040,473 $(4,017,850)
Cash dividend paid,
  $0.21 per share	           -       -	       -   	         -         -
  adjustment	           -       -           -             -         -
Exercise stock options    103,853   10,385       80,301        -         -

Compensatory stock
  issuance	                  -   	 -           98,437        -          -
Purchase of Treasury
  Stock	                 -   	 -   	        -            31,611  (517,626)
Net income	                 -   	 -   	        -            -         -
                       _______________________________________________________
Balance at August 31,
  1998	            4,977,650  497,765    3,370,066   1,072,084 $(4,535,476)
Cash dividend paid
  $0.28 per share	           -       -            -             -	       -
Currency translation
  Adjustment                 -       -            -             -        -
Exercise of stock
  options 	               17,278    1,728       (1,728)      -        -
Compensatory stock
  issuance                 -       -             98,496       -	       -
Purchase of Treasury
  Stock                    -        -            -           16,500    (152,089)
Net income                   -        -    	   -            -        -
                      _________________________________________________________
Balance at August 31,
  1999                   4,994,928  499,493    3,466,834   1,088,584$(4,687,565)
Cash dividend paid,
$0.32 per share             -	        -            -            -         -
  adjustment                -         -            -            -         -
Exercise of stock
   Options                  78,685    7,868       46,788       -         -
Compensatory stock
  Issuance                 -         -            98,496       -         -
Gain on stock sales        -         -            12,905       -         -
Net income                 -         -             -           -         -
	                 ________________________________________________________
Balance at August 31,
  2000                   5,073,613 $507,361   $3,625,023   1,088,584$(4,687,565)
                          =========  ========   =========   ========= ==========
               See accompanying notes to the consolidated financial statements.

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

                                       - 21 -

			CHASE CORPORATION AND SUBSIDIARIES
				CONSOLIDATED STATEMENTS OF CASH FLOWS
	       FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES              2000        1999        1998
    Net income                               $5,769,923   $5,208,310 $6,122,653
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation                              1,224,701    1,019,715    844,237
    Amortization                                757,758      371,761    181,442
    (Gain) on sale of assets                       -           -     (1,718,425)
    Stock issued for compensation                98,496       98,496     98,437
    Change in provision for losses
	 on trade receivables                      35,394     (64,086)     48,635
    Deferred federal tax                       (117,900)      9,000      27,815
    Revaluation of investments in
	minority interests                           -       (300,000)    470,000
    Change in assets and liabilities:
    Trade receivables                        (3,044,836) (1,547,854)   (247,439)
    Inventories                              (1,493,650) (2,712,855)   (457,122)
    Prepaid expenses and other                  (40,451)     49,352     211,777)
    Accounts payable                          1,402,075   1,539,744     461,809
    Accrued expenses                             91,754    (716,651)    358,307
    Federal taxes payable                      (121,460)    169,817    (343,725)
    Deferred compensation                       (41,999)    139,451     (83,388)
              TOTAL ADJUSTMENTS              (1,250,118) (1,944,110)   (571,194)
	      NET CASH FROM OPERATIONS          4,519,805   3,264,200   5,551,459
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds of note receivable                 (39,418)       -         46,111
    Capital expenditures including patents
	 and agreements                        (2,659,962) (3,166,868) (1,158,535)
    Investment in trusteed assets              (309,901)   (185,451)   (141,497)
    (Increase)in net cash surrender value      (541,106)   (508,133)   (461,002)
    Investments in minority interests              -       (258,002)       -
    Dividend received from joint venture           -           -      1,757,693
    Investment in subsidiaries                 (141,777) (8,530,570)       -
                                              __________________________________
                                             (3,692,164)(12,649,024)     42,770
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in long-term debt               12,419,390   8,941,219     200,000
    Payments of principal on debt           (12,658,613)   (862,184)  2,829,452)
    Net borrowing under line-of-credit          474,249     440,477     473,937
    Cash dividends paid	                     (1,250,208) (1,093,714)   (807,180)
    Purchase of Common Shares for Treasury        -        (152,089)   (517,626)
    Cash received on options exercise	       67,561        -         23,595
                                            ___________________________________
                                               (947,621)  7,273,709  (3,456,726)
                  NET CHANGE IN CASH           (119,980) (2,111,115)  2,137,503
           CASH AT BEGINNING OF YEAR            185,269   2,296,384     158,881
		                                ___________________________________
           CASH AT END OF YEAR               $   65,289  $  185,269 $ 2,296,384
                                              =========   =========  ==========
  See Note M for supplemental cash flow data.
	See accompanying notes to the consolidated financial statements.

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


			CHASE CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

NOTE D - LONG-TERM DEBT (Continued)
	                                                2000           1999

   Term note payable to an individual in
   connection with the acquisition of
   RWA, Inc. with quarterly payments of
   $250,000 including interest at 7.5%
   through August 2002                            $1,700,000      2,700,000

   Term notes payable to bank with principal
   payments of $12,267 per month with
   interest at the bank's base rate plus
   1/2 percent secured by all assets of
   Sunburst EMS, Inc.                                223,698        396,267

   Equipment notes with monthly payments of
   $7,943 with interest averaging 9.11%
   secured by manufacturing equipment                182,767        283,036

   Equipment notes with monthly payments of
   $1,624 with interest at 9.75% secured
   by printing equipment                              12,534         22,833

   Equipment note with monthly payments of
   $2,942 with interest at 7.43% secured
   by manufacturing equipment                        108,526        134,708

   Equipment note with monthly payments of
   $11,138 with interest at 7.05% secured
   by data processing equipment                      387,803        491,084

   Equipment note with 60 monthly payments of
   $7,368 with interest at 8.11% secured by
    manufacturing equipment                          364,931           -

   Equipment note with monthly payments of
   $935 with interest at 5.82% secured by
   printing equipment                                 39,987           -

   Equipment notes with monthly payments of
   $5,319 with interest at 12.35% secured by
   manufacturing equipment                            71,390           -
                                                   _________________________
                                                   9,174,636       9,048,928
   Less portion payable within one year
   classified as a current liability.              2,605,284       2,540,457
		                                       _________________________
                                                  $6,569,352      $6,508,471
                                                  ==========      ==========

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
			                           2000       1999        1998
	Current                             $2,662,368   $2,828,949  $2,655,595
	Deferred (benefit):
	 Pension expense                        23,133       26,185     (19,425)
	 Depreciation                          (35,127)     (32,668)    (21,910)
	 Allowance for doubtful accounts        14,157       32,365      19,455
	 Market valuation of investments       (16,400)    (120,000)    188,000
	  Deferred compensation                118,907       77,287     (73,267)
	  Deferred state taxes                   1,230        7,831    (120,668)
	  Reserve                               12,000          -          _
                                            ________________________________
            Total Deferred                   117,900       (9,000)    (27,815)
	(Benefit) of option exercises
        credited to shareholders' equity     (54,655)          -      (77,180)
                                             _______________________________
                                          $2,725,613   $2,819,949  $2,550,600
                                           =========    =========   =========

	The timing differences that give rise to the components of net tax assets are as follows at August 31, 2000 and 1999:
		Assets:                              2000         1999
		  Reserve for bad debt          $  116,977     $  102,820
		  Patents and agreements            35,200         35,200
		  Pension accrual                  140,743        117,610
		  State tax accrual                 28,900         27,670
		  Deferred compensation            254,740        135,833
		  Investments marked to market     161,600        178,000
                                               738,160        597,133
		  Less valuation allowance            -            12,000
                                               738,160        585,133
            Liabilities:
              Depreciation                     448,700        413,573
            Net Assets                      $  289,460     $  171,560
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