Form 10-K/A
period 2000-08-31
CHASE CORP
filed 2001-01-04
CIK 830524

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
	                                               ==========  ===========

		CHASE CORPORATION AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF OPERATIONS
	FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

	                                           2000        1999         1998
	Revenue:
    Sales                               $67,980,176 $49,247,915 $46,228,818
    Commissions and other income            546,673     272,320     331,354
     Interest	                               24,641      49,195      79,166
                                         ----------  ----------  ----------
                                         68,551,490  49,569,430  46,639,338

   Costs and expenses:
    Costs of products and services sold  47,656,084  32,695,014  30,003,343
     Selling, general and administrative
      Expenses                           11,809,638   8,931,753   9,731,083
    Bad debt expense-net of recoveries        5,733     (88,940)     (5,807)
    Interest expense                        910,499     340,977     258,476
                                         ----------  ----------  ----------
                                         60,381,954  41,878,804  39,987,095
                                         ----------  ----------  ----------

               INCOME FROM OPERATIONS
                BEFORE INCOME TAXES       8,169,536   7,690,626   6,652,243

     Income taxes                         2,725,613   2,819,949   2,550,600
	                                         ---------   ---------   ---------
                INCOME FROM OPERATIONS    5,443,923   4,870,677   4,101,643

  Minority participation in subsidiary         -         99,633     107,585
  Equity in earnings of unconsolidated
    joint venture                           326,000     238,000     195,000
  Gain on sales of assets by
    unconsolidated joint venture                -         -       1,718,425
                                          ---------  ---------   ----------
                 NET INCOME             $ 5,769,923 $5,208,310   $6,122,653*
                                          =========  =========    =========
Net income per share of Common Stock
	    Basic                                 $1.46      $1.34         $1.58*
                                         =========== ==========   ========
Fully diluted                              $1.44      $1.30         $1.56*
                                         =========== ==========   ========


	* Includes a non-recurring gain of $1,718,425 ($0.44 per share) related to the sale of certain unconsolidated assets by The Stewart Group, Inc. joint venture.

	See accompanying notes to the consolidated financial statements.

                               CHASE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000
		                  	         ADDITIONAL
	                   COMMON STOCK   	     PAID-IN	 TREASURY STOCK
		             SHARES   AMOUNT     CAPITAL       SHARES     AMOUNT
Balance at August 31,
   1997                 4,873,797 $487,380   $3,191,328   1,040,473 $(4,017,850)
Cash dividend paid,
  $0.21 per share	           -       -	          -   	         -         -
  adjustment	                -       -           -             -         -
Exercise stock options    103,853   10,385       80,301        -         -

Compensatory stock
  issuance	                  -   	   -           98,437        -          -
Purchase of Treasury
  Stock	                     -     	 -   	        -          31,611    (517,626)
Net income	                  -     	 -   	        -            -         -
                       _______________________________________________________
Balance at August 31,
  1998	                 4,977,650  497,765    3,370,066   1,072,084 $(4,535,476)
Cash dividend paid
  $0.28 per share	           -       -            -             -	       -
Currency translation
  Adjustment                 -       -            -             -        -
Exercise of stock
  options 	                17,278    1,728       (1,728)      -        -
Compensatory stock
  issuance                 -       -             98,496       -	       -
Purchase of Treasury
  Stock                    -        -            -           16,500    (152,089)
Net income                 -        -    	       -            -        -
                      _________________________________________________________
Balance at August 31,
  1999                   4,994,928  499,493    3,466,834  1,088,584 $(4,687,565)
Cash dividend paid,
$0.32 per share             -	        -            -            -         -
  adjustment                -         -            -            -         -
Exercise of stock
   Options                  78,685    7,868       46,788       -         -
Compensatory stock
  Issuance                 -         -            98,496       -         -
Gain on stock sales        -         -            12,905       -         -
Net income                 -         -             -           -         -
	                 ________________________________________________________
Balance at August 31,
  2000                   5,073,613 $507,361   $3,625,023  1,088,584 $(4,687,565)
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

                                       - 21 -

			CHASE CORPORATION AND SUBSIDIARIES
				CONSOLIDATED STATEMENTS OF CASH FLOWS
	       FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES              2000        1999        1998
    Net income                               $5,769,923   $5,208,310 $6,122,653
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation                              1,224,701    1,019,715    844,237
    Amortization                                757,758      371,761    181,442
    (Gain) on sale of assets                       -           -     (1,718,425)
    Stock issued for compensation                98,496       98,496     98,437
    Change in provision for losses
	 on trade receivables                           35,394      (64,086)    48,635
    Deferred federal tax                       (117,900)       9,000     27,815
    Revaluation of investments in
	minority interests                                 -       (300,000)   470,000
    Change in assets and liabilities:
    Trade receivables                        (3,044,836)  (1,547,854)  (247,439)
    Inventories                              (1,493,650)  (2,712,855)  (457,122)
    Prepaid expenses and other                  (40,451)      49,352    211,777)
    Accounts payable                          1,402,075    1,539,744    461,809
    Accrued expenses                             91,754     (716,651)   358,307
    Federal taxes payable                      (121,460)     169,817   (343,725)
    Deferred compensation                       (41,999)     139,451    (83,388)
              TOTAL ADJUSTMENTS              (1,250,118)  (1,944,110)  (571,194)
	      NET CASH FROM OPERATIONS               4,519,805    3,264,200  5,551,459
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds of note receivable                 (39,418)       -         46,111
    Capital expenditures including patents
	 and agreements                             (2,659,962) (3,166,868) (1,158,535)
    Investment in trusteed assets              (309,901)   (185,451)   (141,497)
    (Increase)in net cash surrender value      (541,106)   (508,133)   (461,002)
    Investments in minority interests              -       (258,002)       -
    Dividend received from joint venture           -           -      1,757,693
    Investment in subsidiaries                 (141,777) (8,530,570)       -
                                              __________________________________
                                             (3,692,164)(12,649,024)     42,770
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in long-term debt               12,419,390   8,941,219     200,000
    Payments of principal on debt           (12,658,613)   (862,184)  2,829,452)
    Net borrowing under line-of-credit          474,249     440,477     473,937
    Cash dividends paid	                     (1,250,208) (1,093,714)   (807,180)
    Purchase of Common Shares for Treasury        -        (152,089)   (517,626)
    Cash received on options exercis    e	       67,561        -         23,595
                                            ___________________________________
                                               (947,621)  7,273,709  (3,456,726)
                  NET CHANGE IN CASH           (119,980) (2,111,115)  2,137,503
           CASH AT BEGINNING OF YEAR            185,269   2,296,384     158,881
		                                          ___________________________________
           CASH AT END OF YEAR               $   65,289  $  185,269 $ 2,296,384
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

			CHASE CORPORATION AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
		FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2000

NOTE A - ACCOUNTING POLICIES (Continued)

	Income Per Share of Common Stock

	Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of stock options. The number of shares used in the computation of basic income per share was 3,940,459 at August 31, 2000, 3,898,735 at August 31, 1999 and 3,874,896 at August 31, 1998. Fully diluted income per share was computed based upon 3,997,163 shares at August 31, 2000, 3,994,472 shares at August 31, 1999 and 3,935,919 shares at August 31, 1998.


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