Form 10-Q
period 2000-11-30
CHASE CORP
filed 2001-01-11
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C., 20549



	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended November 30, 2000   Commission File Number: 1-9852



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

Yes  X      No









Common Shares Outstanding as of December 31,2000                   3,992,666












PART 1:  FINANCIAL INFORMATION
CHASE CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS                                          Nov. 30,             Aug.31,
                                                  2000                2000
                                               (UNAUDITED)          (AUDITED)
CURRENT ASSETS
Cash and cash equivalents                         $104,317            $65,289
Trade receivables,less allowance
for doubtful accounts of $274,600 and
$292,443 respectively                           11,237,742         11,880,228
Note receivable from related party                 147,000            147,000
Inventories(Note B)
Finished and in process                          4,775,612          1,321,210
Raw materials                                    5,421,087          7,621,750
                                                ----------         ----------
                                                10,196,699          8,942,960
Prepaid expenses & other curr assets               541,452            376,694
Deferred taxes                                     109,977            116,977
                                                ----------         ----------
TOTAL CURRENT ASSETS                            22,337,187         21,529,148

PROPERTY, PLANT AND EQUIPMENT
Land and improvements                              514,423            514,423
Buildings                                        4,625,054          4,625,764
Machinery & equipment                           17,352,150         16,688,701
Construction in progress                           389,394            559,188
                                                ----------         ----------
                                                22,881,021         22,388,076
Less allowance for depreciation                 13,567,285         13,272,188
                                                ----------         ----------
                                                 9,313,736          9,115,888
OTHER ASSETS
Note receivable from related party
Excess of cost over net assets of
acquired businesses less amortization            8,589,815          8,731,486
Patents, agreements and trademarks
less amortization                                  824,080            848,510
Cash surrender value of life ins. net            3,590,582          3,473,091
Deferred taxes                                     170,483            172,483
Investment in joint venture                      1,288,797          1,208,797
Other                                              648,547            643,849
                                                ----------         ----------
                                                15,112,304         15,078,216
                                                ----------         ----------
                                               $46,763,227        $45,723,252
                                                ==========         ==========














LIABILITIES AND STOCKHOLDERS' EQUITY            Nov. 30,            Aug.31
                                                  2000               2000
                                               (UNAUDITED)         (AUDITED)
CURRENT LIABILITIES
Accounts payable                                $5,744,907         $5,790,018
Notes payable                                    1,937,104          2,050,726
Accrued expenses                                 2,334,375          2,327,014
Accrued pension expense - current                  231,504            231,507
Income taxes                                        32,000            (68,452)
Deferred compensation
Current portion of L.T. debt                     2,838,085          2,605,284
                                                ----------         ----------
TOTAL CURRENT LIABILITIES                       13,117,975         12,936,097

LONG-TERM DEBT, less current portion             5,828,791          6,569,352
Long-term deferred compensation
obligations                                        637,326            636,849

ACCRUED PENSION EXPENSE                            446,339            351,859


STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value
$1.00 a share authorized 100,000
shares; (issued-none)

Common Stock. par value $.10 a share,
Authorized 10,000,000 shares; issued
and outstanding 5,078,187 shares at
Nov. 30, 2000 and 5,073,613 shares at
Aug. 31, 2000 respectively                           507,819          507,361
Additional paid-in capital                         3,649,189        3,625,023
Treasury Stock, 1,088,584 and 1,088,584
Nov. 30, 2000, and August 31, 2000, respectively  (4,682,371)      (4,687,565)
Cum. G/(L) on currency translation                  (207,260)        (180,073)
Retained earnings                                 27,465,419       25,964,349
                                                  ----------       ----------
                                                  26,732,796       25,229,095
                                                  ----------       ----------
                                                 $46,763,227      $45,723,252
                                                  ==========       ==========

See accompanying notes to the consolidated financial statements and accountants' review report.



















                                CHASE CORPORATION
                        STATEMENT OF CONSOLIDATED OPERATIONS
                                      (UNAUDITED)


                                              3 Months Ended
                                           Nov.30,            Nov.30,
                                           2000               1999
                                          ----------        ----------
Sales                                    $17,784,472       $14,837,683
Commissions and other income                 141,453           114,591
Interest                                          44               104
                                          ----------       -----------
                                          17,925,969        14,952,378

Cost and Expenses
  Cost of products sold(Note B)          12,281,476         10,202,425
  Sell.,gen.and admin. Expen.             3,222,872          2,689,396
  Bad debt expense                            9,000              9,000
  Interest expense                          235,551            189,988
                                         ----------         ----------
                                         15,748,899         13,090,809
                                         ----------         ----------

Income before income taxes and minority
   interests and participations           2,177,070          1,861,569

Income taxes                                736,000            631,500
                                          ---------          ---------
Income before minority interests and
    Participations                        1,441,070          1,230,069

Income from minority interest                60,000             80,000
                                          ---------          ---------
   NET INCOME                            $1,501,070         $1,310,069


Net income per share of Common Stock
  Basic                               $       0.376              0.335


  Fully Diluted                       $       0.371              0.327
























                                         CHASE CORPORATION
                            CONSOLATED STATEMENTS OF STOCKHOLKERS' EQUITY
                                           (UNAUDITED)
                       3 MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

                             Common Stock          Additional
                               Shares              Paid-In     Treasury Stock
                             Issued      Amount     Capital     Shares    Amount
Balance @ Aug. 31, 1999      4,994,928  $499,493  $3,466,834   1,088,584  $(4,687,565)
Curr. translation adjmt.
Compensatory stock issuance                           24,624
Net Income for 3 months
                             --------------------------------------------------------
Balance @ Nov. 30, 1999      4,994,928   499,493   3,491,458   1,088,584   (4,687,565)

Curr. translation adjmt.
Exer.of stock options           78,685     7,868      46,788
Compensatory stock issuance                           73,872
Gain on stock sales                                   12,905
Net Income for 9 months
Dividends paid in cash
$.32 a share on common stock
                             -------------------------------------------------------
Balance @ Aug. 31, 2000      5,073,613    507,361  3,625,023   1,088,584   (4,687,565)

Curr. translation adjmt.
Treasury stock dividend                                                         5,194
Exer. of stock options           4,574        458       (458)
Compensatory stock issuance.                          24,624
Net income for 3 months
                              ------------------------------------------------------
Balance @ Nov. 30, 2000      5,078,187   $507,819 $3,649,189   1,088,584  $(4,682,371)
                             ======================================================

                See accompanying notes to the consolidated financial statements and accountants' review report














               					CHASE CORPORATION
       CONSOLATED STATEMENTS OF STOCKHOLKERS' EQUITY
                        (UNAUDITED)
  3 MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

                                               Cumulative
                                                 Effect of      Total
                                  Retained       Currency     Shareholders'
                                  Earnings      Translation   Equity
Balance @ Aug. 31, 1999         $21,444,634    $(188,331)     $20,535,065

Curr. translation adjmt.                           6,389            6,389
Compensatory stock issuance                                        24,624
Net Income for 3 months           1,310,069                     1,310,069
                                 -----------------------------------------
Balance @ Nov. 30, 1999          22,754,703     (181,942)      21,876,147

Curr. translation adjmt.                           1,869            1,869
Exer.of stock options                                              54,656
Compensatory stock issuance                                        73,872
Gain on stock sales                                                12,905
Net Income for 9 months           4,459,854                     4,459,854
Dividends paid in cash                                              -
$.32 a share on common stock     (1,250,208)                   (1,250,208)
                                 ----------------------------------------
Balance @ Aug. 31, 2000          25,964,349      (180,073)     25,229,095

Curr. translation adjmt.                          (27,187)        (27,187)
Treasury stock dividend                                             5,194
Exer. of stock options                                               -
Compensatory stock issuance.                                       24,624
Net income for 3 months           1,501,070                     1,501,070
                                 ----------------------------------------
Balance @ Nov. 30, 2000         $27,465,419     $(207,260)    $26,732,796
                                 ========================================

     See accompanying notes to the consolidated financial statements and accountants' review report









                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                                    Three Months Ended
                                                      Nov. 30,       Nov. 30,
                                                        2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                        $  1,501,070   $ 1,310,069
  Adjmts. to reconcile net income to net
     cash provided by operating activities:
    Income from joint venture                           (60,000)      (80,000)
    Depreciation                                        340,416       326,534
    Amortization                                        189,448       188,338
    Provision for losses on accts. receivable           (17,843)      (19,749)
    Stock issued for compensation                        24,624        24,624
    Tax effect of cashless option exercise
    Deferred taxes                                        9,000         5,000
  Change in assets and liabilities
    Trade receivables                                   660,329        42,918
    Inventories                                      (1,253,739)     (357,598)
    Prepd. expenses & other curr. assets               (164,758)      (24,303)
    Accounts payable                                    (45,111)      249,135
    Accrued expenses                                    101,838      (533,431)
    Income taxes payable                                100,452       280,200
    Deferred compensation                                   477       (13,375)
                                                      ---------     ---------
                               TOTAL ADJUSTMENTS       (114,867)       88,293
                        NET CASH FROM OPERATIONS      1,386,203     1,398,362
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (565,451)     (391,750)
  Investment in trusteed assets                          (4,698)        3,479
  Purchase of cash surrender value                     (117,491)     (131,548)
  Proceeds from note payable                           (113,622)      (27,438)
  Investment in subsidiaries                            (23,347)
  Cash paid for investments                             (20,000)
  Dividend received from joint venture                        0        84,459
                                                       --------     ---------
                                                       (844,609)     (462,798)
                                                       --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt                          1,800,000     1,700,000
  Payments of principal on debt                        (407,760)     (636,465)
  Net borrowing under line-of-credit                 (1,900,000)   (2,000,000)
  Return of dividends for treasury stock                  5,194
                                                      ---------     ---------
                                                       (502,566)     (936,465)
                              NET CHANGE IN CASH         39,028          (901)
CASH AT BEGINNING OF PERIOD                              65,289       185,269
                                                      ---------     ---------
CASH AT END OF PERIOD                                $  104,317   $   184,368
                                                      =========     =========
CASH PAID DURING PERIOD FOR:
  Income taxes                                       $  345,016    $  403,250
  Interest                                           $  235,551    $  189,988

   See accompanying notes to the consolidated financial statements and accountants' review report.







CHASE CORPORATION				SECURITIES AND EXCHANGE COMMISSION


	NOTES TO CONSOLIDATED FINANCIAL STATEMENT


January 11, 2001


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


Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period. The average number of shares outstanding used in determining basic per share results was 3,988,577for the period of three months ended November 30, 2000. Earnings per share on a fully diluted basis were calculated on 4,044,235 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.


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
















              INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Chase Corporation
Bridgewater, Massachusetts


We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiaries as of November 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods of three months ended November 30, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 16, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/S/ LIVINGSTON & HAYNES, P.C.
Wellesley, Massachusetts
January 5, 2001


Results of Operations
	Net revenues during fiscal 2001 increased 20% to $17,926,000, an increase of $2,974,000 when compared to the first quarter of fiscal 2000. The Company continues to experience growth within our Specialty Manufacturing segment, which improved 8% when compared to the prior period. The Electronic Manufacturing Services (EMS) segment revenue increased by 55% when comparing these revenues to the same period last year. First quarter fiscal 2000 net revenues had increased 29% to $14,952,000, an increase of $3,336,000 when compared to the first quarter of fiscal 1999. A major portion of that increase was the result of the Company's investments and acquisitions concluded during fiscal 1999, which had a full impact during the first quarter of fiscal 2000.

	During fiscal 1999, the Company acquired the remaining interest in it's subsidiary, Sunburst EMS, and in May 1999 acquired RWA, Inc. NETCO Automation was acquired effective February 1, 2000. These companies participate with the electronic manufacturing services industry. Therefore, the Company has two reportable segments, Specialized Manufacturing and Electronic Manufacturing Services.

Sales and Operating Profit by Segment
  ($ - 000)

For the first quarter ended:
									            Operating
							             Sales      Profit	%

	November 30, 2000
	Specialized Manufacturing                $11,837     $2,556	    21.6
	Electronic Manufacturing Services 	      $ 5,947     $  703	    11.8
                                          $17,784     $3,259     18.3

	November 30, 1999
	Specialized Manufacturing                $11,001     $2,380	    21.6
	Electronic Manufacturing Services        $ 3,837     $  298      7.8
                                          $14,838     $2,678     18.0

	During the first quarter of fiscal 1999, the Electronic Manufacturing Services segment accounted for less than 10% of the operating profit and assets of Chase Corporation.

	The cost of products sold increased in the most recent quarter as compared to the same quarter last year. This increase is volume related to a large extent. As a percent of sales, there is no change. While the Company had some increase in raw materials, manufacturing costs remained somewhat constant in spite of the increased volume. The continued improvement in productivity helped to off set lost margin related to some selling price erosion within our traditional markets. When comparing fiscals 2000 and 1999, the increase as a percent of sales is associated mostly to the Electronic Manufacturing Services segment and to a large degree a change in business philosophy. Most EMS customers require that the Company provide a full service operation. This meant complete ownership and control of inventory, which while improving revenue and margin dollars, increased the Company's cost of products as a percent of sales. The products associated with the Specialized Manufacturing segment are largely mature and some are highly competitive which could result in lower margins. Competitive pressure prevents us from being able to recover all our material price increases from our customers.

	Selling and administrative expenses were higher during the current year, however as a percent of sales remained the same. Expenses associated with investment in personnel and certain organizational changes have supported our ability to improve revenue and profitability. As a percent of sales fiscal year 2000 expense were lower than those of fiscal 1999. The Company continues to be focused on cost containment while continuing to provide quality products and services to the market place.

	Interest expense increased to $236,000 during the first quarter as compared to $190,000 and $40,000 respectively against the prior like periods. The increase during the last two years is associated with the borrowing required to complete our acquisitions. During 1998, the Company received the benefit of the cash dividend declared and paid by our joint venture partners, The Stewart Group, Inc. The Company continues to benefit from solid earnings and low borrowing rates from its financial institutions.

	As can be determined by a review of the Sales and Operating Profit data, a significant amount of our improvement over the past few years is associated with the benefits received from the Company's investments in the Electronic Manufacturing Services segment. However, the traditional Specialized Manufacturing segment continues to remain quite solid in spite of a recent economic downturn. Management will continue its approach of seeking to maximize and expand its current business, while at the same time seeking future opportunities through selective acquisitions.

	The effective tax rate over the past three years is lower than the applicable tax rate. The Company continues to receive the benefit of solid export sales through its Chase Export Corporation subsidiary. Also, effective January 1999, Chase acquired 100% ownership of Sunburst EMS that enabled us to consolidate its losses for income tax purposes.

	The income from minority interest relates to our equity position ownership in the Stewart Group, Inc., Toronto, Canada.

Liquidity and Sources of Capital

	The ratio of current assets to current liabilities was 1.7 at the end of the first quarter of fiscal 2001 and at the prior year-end.

	Long-term debt decreased by $741,000 and total liabilities decreased by $464,000 where compared to the end of fiscal 2000. This improvement generally relates to the earnings improvement.

	The Company had $3,040,000 in available credit at November 30, 2000 under its credit arrangements with its bank and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

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

No 8-K reports were filed during the three months ended
 		November 30, 2000.

No financial statements were filed during the three months ended
November 30, 2000.



Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE CORPORATION



/s/ Peter R. Chase
Peter R. Chase, President & CEO





Dated:	January 11, 2001