Form 10-Q
period 2001-02-28
CHASE CORP
filed 2001-04-16
CIK 830524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2001 Commission File Number:1-9852

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

Yes X	No
Common Shares Outstanding as of March 31, 2001	4,000,737

Part 1:  FINANCIAL INFORMATION

CHASE CORPORATION

CONSOLIDATED BALANCE SHEET

ASSETS	Feb 28	Aug 31
	2001	2000
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$13,933	$65,289
Trade receivables, less allowances
for doubtful accounts of $252,800
and $292,443 respectively	10,594,577	11,880,228
Note receivable from related party	147,000	147,000
Inventories (Note B)
Finished and in process	3,111,765	1,321,210
Raw Materials	6,609,869	7,621,750
	9,721,634	8,942,960
Prepaid expenses & other curr assets	562,311	376,694
Deferred taxes	186,836	116,977
TOTAL CURRENT ASSETS	21,226,291	21,529,148

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	541,559	514,423
Buildings	4,636,196	4,625,764
Machinery & equipment	17,513,006	16,688,701
Construction in Process	681,191	559,188
	23,371,952	22,388,076
Less allowance for depreciation	13,959,313	13,272,188
	9,412,639	9,115,888
OTHER ASSETS
Note receivable from related party
Excess of cost over net assets of acquired
businesses less amortization	8,554,657	8,731,486
Patents, agreements and trademarks
less amortization	799,650	848,510
Cash surrender value of life insurance net	3,779,165	3,473,091
Deferred taxes	502,794	172,483
Investment in joint venture	1,108,970	1,208,797
Other	721,708	643,849
	15,466,944	15,078,216
	$46,105,874	$45,723,252
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	Feb 28	Aug 31
	2001	2000
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES
Accounts payable	$5,417,223	$5,790,018
Notes payable	1,928,966	2,050,726
Accrued expenses	2,392,270	2,327,014
Accrued pension expense-current	231,504	231,507
Income taxes	21,073	(68,452)
Deferred compensation
Current portion of L.T. debt	2,991,746	2,605,284
TOTAL CURRENT LIABILITIES	12,982,782	12,936,097
LONG-TERM DEBT, less current portion	5,405,802	6,569,352
Long-term deferred compensation obligation	710,787	636,849

ACCRUED PENSION EXPENSE	560,819	351,859

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share authorized 100,000 shares; (issued-none)

Common Stock. par value $.10 a share, Authorized 10,000 shares; issued and outstanding 5,089,321 shares at Feb. 28, 2001, and 5,073,613 shares at Aug. 31, 2000 respectively.	508,932	507,361
Additional paid-in capital	3,672,701	3,625,023
Treasury Stock, 1,088,584 and 1,088,584 Feb. 28, 2001, and Aug. 31, 2000, respectively	(4,682,371)	(4,687,565)
Cum. G/(L) on currency translation	(205,867)	(180,073)
Retained earnings	27,152,289	25,964,349
	26,445,684	25,229,095
	$46,105,874	$45,723,252
	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS

(UNAUDITATED)

	Six Months Ended		Three Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb, 29,
	2001	2000	2001	2000
Sales	$34,521,828	$29,755,161	$16,737,356	$14,917,478
Commissions and other income	312,536	260,349	171,083	145,758
Interest	220	329	176	225
	34,834,584	30,015,839	16,908,615	15,063,461
Cost and Expenses
Cost of products sold(Note B)	24,309,743	20,852,507	12,028,267	10,650,082
Sell, general and admin expenses	6,296,118	5,541,804	3,073,246	2,852,408
Bad debt expense	18,000	(11,327)	9,000	(20,327)
Interest expense	470,026	410,604	234,475	220,616
	31,093,887	26,793,588	15,344,988	13,702,779
Income before income taxes and minority interest and participation	3,740,697	3,222,251	1,563,627	1,360,682
Income taxes	1,242,300	1,087,000	506,300	455,500
Income before minority interest and participation	2,498,397	2,135,251	1,057,327	905,182
Income from minority interest	126,000	166,000	66,000	86,000

NET INCOME	$2,624,397	$2,301,251	$1,123,327	$991,182
	=======	=======	=======	======
Net income per share of Common Stock
Basic	$0.657	$0.589	$0.281	$0.253
	=====	=====	=====	=====
Fully Diluted	$0.648	$0.574	$0.277	$0.247
	=====	=====	=====	=====

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

6 MONTH ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

							Cumm
	Common Stock		Additional				Effect of	Total
	Shares		Paid-In	Treasury Stock		Retained	Currency	Shareholders
	Issued	Amount	Capital	Shares	Amount	Earnings	Translation	Equity
Balance @ Aug 31, 1999	4,994,928	$499,493	$3,466,834	1,088,584	$(4,687,565)	$21,444,634	$188,331	$20,535,065
Curr.Translation adjmt							20,585	20,585
Exer. of stock options	16,745	1,674	(1,674)					--
Compensatory stock issuance			49,249					49,249
Tax effect of non ISO stock issued			54,656					54,656
Net Income for 6 months						2,301,251		2,301,251
Div pd in cash
$.32 a share on common stock						(1,250,208		(1,250,208)
	-----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ Feb 29, 2000	5,011,673	501,167	3,569,065	1,088,584	(4,687,565)	22,495,677	(167,746)	21,710,598

Curr.Translation adjmt							(12,327)	(12,327)
Exer. of stock options	61,940	6,194	(6,194)					--
Gain on stock options			12,905					12,905
Compensatory stock issuance			49,247					49,247
Net Income for 6 months						3,468,672		3,468,672
	----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ Aug 31, 2000	5,073,613	507,361	3,625,023	1,088,584	(4,687,565)	25,964,349	(180,073)	25,229,095

Curr.Translation adjmt							(25,794)	(25,794)
Treasury stock dividend					5,194			5,194
Exer. of stock options	15,708	1,571	(1,571)
Compensatory stock issuance			49,249					49,249
Net Income for 6 months						2,624,397		2,624,397
Dividends paid in cash
$.36 a share on common stock						(1,436,457)		(1,436,457)
	----------	---------	-----------	----------	-------------	-------------	-----------	------------
Balance @ Feb 28, 2001	5,089,321	$508,932	$3,672,701	1,088,584	$(4,682,371)	$27,152,289	$(205,867)	$26,445,684
	=======	======	=======	=======	========	========	=======	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Feb 28, 2001	Feb. 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,624,397	$2,301,251
Adjmts. to reconcile net income to net cash provided by operating activities:
Income from joint venture	(126,000)	(166,000)
Depreciation	732,444	657,511
Amortization	379,036	376,676
Provision for losses on accounts receivable	(39,643)	(53,849)
Stock issued for compensation	49,249	49,249
Tax effect of cashless option exercise	0	54,656
Deferred taxes	(400,170)	(49,656)
Change in assets and liabilities
Trade receivables	1,325,294	32,301
Inventories	(778,674)	(1,101,888)
Prepaid. expenses & other current assets	(185,617)	(28,356)
Accounts payable	(372,795)	1,043,775
Accrued expenses	274,216	(381,886)
Income taxes payable	89,525	(491,100)
Deferred compensation	73,938	263,606
TOTAL ADJUSTMENTS	1,020,803	205,039
NET CASH FROM OPERATIONS	3,645,200	2,506,290
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,054,988)	(1,286,512)
Cash paid for investment	(20,000)	(30,000)
Investment in trusteed assets	(77,859)	(282,043)
Investment in subsidiaries	(153,347)
Purchase of cash surrender value	(306,074)	(254,193)
Proceeds from note receivable	(121,760)	(272,787)
Dividend received from joint venture	245,826	155,771
	(1,488,202)	(1,424,190)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	5,200,000	5,900,000
Payments of principal on debt	(377,088)	(1,173,018)
Net borrowing under line-of-credit	(5,600,000)	(4,500,000)
Dividend paid	(1,436,457)	1,250,208)
Return of dividends for treasury stock	5,194	0
	(2,208,351)	(1,023,226)
NET CHANGE IN CASH	(51,353)	58,874
CASH AT BEGINNING OF PERIOD	65,289	185,269

CASH AT END OF PERIOD	$13,936	$244,143
	========	========
CASH PAID DURING PERIOD FOR:
Income taxes	$1,490,723	$1,583,548
Interest	$470,026	$318,420

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION	SECURITIES AND EXCHANGE COMMISSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

April 6, 2001

Note A - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and all adjustments (consisting of nonrecurring accruals) have been made which are, in the opinion of Management,necessary to a fair statement of the results for the interim periods reported. The financial statements of Chase Corporation include the activities of its divisions and its foreign sales subsidiary.

Note B - Inventories

Certain divisions used estimated gross profit rates to determine the cost of goods sold.  No significant adjustments have resulted from reconciling with the interim physical inventories as a result of using this method.

Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period.  The average number of shares outstanding used in determining basic per share results was 3,997,468 and 3,996,402 for the period of six months and three months ended February 28, 2001.  Earnings per share on a fully diluted basis were calculated on 4,049,406 and 4,056,382 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Review by Independent Public Accountant

The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures.  Based upon such review, no adjustments or additional disclosure were recommended.

Letter from the independent public accountant is included as a part of this report.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors

Chase Corporation

Bridgewater, Massachusetts

We have reviewed the consolidated balance sheet of Chase Corporation and  Subsidiaries as of February 28, 2001  and  the related consolidated statements of operations, stockholders equity, and cash flows for the periods of three and six months ended February 28,2001 and February 29,2000; in accordance with Statements on Standards for  Accounting and Review Services issued by the American Institute of Certified Public Accountants.; All information included in these financial statements is the representation of the management of Chase Corporation.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures  to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.

Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any  material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with U. S. generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated  November 24, 2000, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts

April 10, 2001

Results of Operations

Net revenues for the second quarter and first half of fiscal 2001 increased by 12% and 16% respectively over comparable periods in fiscal 2000. While the Company continues to experience some revenue growth within our Specialty Manufacturing segment (4%), the majority of the increase (48%) was the result of the expansion within the Electronic Manufacturing Services (EMS) segment. When comparing the six-month fiscal 2000 revenues to that of the prior year, the majority of the 36% increase was related to the investments and acquisitions in electronic manufacturing services that were concluded during fiscal 1999. The Company acquired the remaining interest in it's subsidiary; Sunburst EMS in January 1999, and in May 1999 acquired RWA, Inc. The assets of NETCO Automation were acquired effective February 1, 2000. These companies participate within the electronic manufacturing services industry. Therefore, the Company has two reportable segments, Specialized Manufacturing and Electronics Manufacturing Services.

Sales and Operating Profit by Segment  ($-000)

For the six months ended:		Sales	Operating	%
Feb. 28, 2001			Profit
	Specialized Manufacturing	22,776	4,642	20.4
	Electronic Manufacturing Services	11,746	1,153	9.8
		34,522	5,795	16.8
For the six months ended:
Feb. 29, 2000
	Specialized Manufacturing	21,826	4,466	20.5
	Electronic Manufacturing Services	7,929	475	6.0
		29,755	4,941	16.6
For the six months ended:
Feb. 29, 2000
	Specialized Manufacturing	20,369	4,537	22.2
	Electronic Manufacturing Services	1,561	(327)	(20.9)
		21,930	4,210	19.2

The cost of products sold increased in both the current quarter and year to date when compared to the previous period.  To a large extent, this amount is volume related.  For the first half as a percent of sales, the increase was less than 1%. Raw material price increases were somewhat offset by stabilized manufacturing overhead and productivity improvements.  When comparing the comparable period of fiscals 2000 and 1999, there was an increase as a percent of sales of 4%.  This increase was largely due to increases in raw materials, selling price erosion associated with new contracts within the Company’s specialized manufacturing segment and product mix related to the increased volume through the Electronic Manufacturing Services segment.  The EMS segment customers required that the Company provide a full service operation.  This meant complete ownership and control of inventory, which while improving revenue and profitability, would tend to increase our companies cost of product.  The products associated with the Specialized Manufacturing segment are largely mature and some are highly competitive which could result in lower margins.  Competitive pressure prevents us from being able to recover all our material price increases from our customers.

Selling and administrative expenses increased $755,000 during the current year, however, as a percent of sales decreased slightly.  The increase is mostly related to increased volume and we continue to selectively invest in personnel to support our growth.  When comparing fiscal 2000 to fiscal 1999, as a percent of sales, expenses declined 2.2%.  This decrease was also mostly related to volume improvement. The Company will continue to be focused on cost containment while continuing to provide quality products and services to the marketplace.

Interest expense increased to $470,000 for the fist six months as compared to $410,000 and $81,000 for the fiscal periods of 2000 and 1999, respectively. The increase over the past two years is associated with the borrowing required to complete our acquisitions and investments in capital equipment.  During fiscal 2001 the Company also exercised its option to purchase the Webster facility. The Company continues to benefit from solid earnings and low borrowing rates from its financial institutions.

A majority of the earnings improvement during the first 6 months of both fiscals 2001 and 2000 was related to the financial benefits received from the investments in the Electronic Manufacturing Services segment primarily concluded during the last few months of fiscal 1999.  The Specialized Manufacturing segment remained solid during that period.  Management will continue its approach of seeking to maximize and expand its current businesses, while at the same time seeking future opportunities through selective acquisitions.

The effective tax rates over the past few years are lower than the applicable rates.  The Company continues to receive the benefit of solid export sales through its Chase Export Corporation subsidiary.  Also, effective January 1999, the Company acquired 100% ownership of Sunburst EMS and that has enabled the Company to consolidate for income tax purposes.

The increase from minority interests is associated with our 42% equity position in The Stewart Group, Inc., Toronto, Canada.

Liquidity and Sources of Capital

The ratio of current assets to current liabilities was 1.6 at the end of the second quarter of fiscal 2001 as compared to 1.7 at the prior year-end.

Long-term debt has decreased by $1,164,000 when compared to the end of fiscal 2000.  This improvement generally relates to our earnings improvement.

The Company had $3,160,000 in available credit at February 28, 2001 under its credit arrangements with its bank and plans to utilize this means to help finance its interim needs during the year.  Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

Forward-Looking Information

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters.  In fact, this Form 10-Q (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments.  The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements.  In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties which may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; technological developments; performance issues with key suppliers and subcontractors; worldwide political stability and economic growth; regulatory uncertainties; delays in testing of new products; rapid technology changes and the highly competitive environment in which the Company operates.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(A)Exhibits

Reg.  S-K

Item 601

Subsection	Description of Exhibit	State	Page Number

Pursuant to reg. S-K item 601

no exhibits are required.

(b)Reports on Form 8-K

No 8-K reports were filed during the three months ended February 28, 2001.

No financial statements were filed during the three months ended February 28, 2001.

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by
the undersigned thereunto duly authorized.

CHASE CORPORATION
/s/ Peter R. Chase
Peter R. Chase, President & CEO

Dated: April 12, 2001