Form 10-Q
period 2001-05-31
CHASE CORP
filed 2001-07-13
CIK 830524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2001 Commission File Number:1-9852

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

Yes X	No
Common Shares Outstanding as of May 31, 2001	4,004,167

Part 1:  FINANCIAL INFORMATION

CHASE CORPORATION

CONSOLIDATED BALANCE SHEET

ASSETS	May 31	Aug 31
	2001	2000
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$7,713	$65,289
Trade receivables, less allowances
for doubtful accounts of $252,800
and $292,443 respectively	11,425,416	11,880,228
Note receivable from related party	147,000	147,000
Inventories (Note B)
Finished and in process	2,737,753	1,321,210
Raw Materials	7,191,782	7,621,750
	9,929,535	8,942,960
Prepaid expenses & other curr assets	562,973	376,694
Deferred taxes	186,836	116,977
TOTAL CURRENT ASSETS	22,259,473	21,529,148

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	514,423	514,423
Buildings	4,655,346	4,625,764
Machinery & equipment	17,895,275	16,688,701
Construction in Process	829,125	559,188
	23,894,169	22,388,076
Less allowance for depreciation	14,351,057	13,272,188
	9,543,112	9,115,888
OTHER ASSETS
Note receivable from related party
Excess of cost over net assets of acquired
businesses less amortization	8,389,429	8,731,486
Patents, agreements and trademarks
less amortization	775,220	848,510
Cash surrender value of life insurance net	3,631,326	3,473,091
Deferred taxes	534,794	172,483
Investment in joint venture	1,193,971	1,208,797
Other	721,708	643,849
	15,246,448	15,078,216
	$47,049,033	$45,723,252
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31	Aug 31
	2001	2000
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES
Accounts payable	$5,208,523	$5,790,018
Notes payable	1,771,847	2,050,726
Accrued expenses	2,509,716	2,327,014
Accrued pension expense-current	353,857	231,507
Income taxes	(50,889)	(68,452)
Deferred compensation
Current portion of L.T. debt	2,994,355	2,605,284
TOTAL CURRENT LIABILITIES	12,787,409	12,936,097
LONG-TERM DEBT, less current portion	5,311,447	6,569,352
Long-term deferred compensation obligation	710,787	636,849

ACCRUED PENSION EXPENSE	319,901	351,859

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share authorized 100,000 shares; (issued-none)

Common Stock. par value $.10 a share, Authorized 10,000 shares; issued and outstanding 5,089,321 shares at Feb. 28, 2001, and 5,073,613 shares at Aug. 31, 2000 respectively.	509,275	507,361
Additional paid-in capital	3,696,983	3,625,023
Treasury Stock, 1,088,584 and 1,088,584 Feb. 28, 2001, and Aug. 31, 2000, respectively	(4,687,565)	(4,687,565)
Cum. G/(L) on currency translation	(206,270)	(180,073)
Retained earnings	28,607,066	25,964,349
	27,919,489	25,229,095
	$47,049,033	$45,723,252
	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS

(UNAUDITATED)

	Nine Months Ended		Three Months Ended
	May 31,	May 31,	May 31,	May 31
	2001	2000	2001	2000
Sales	$51,506,494	$48,284,762	$16,984,666	$18,529,601
Commissions and other income	522,237	395,040	209,701	134,691
Interest	222	453	2	124
	52,028,953	48,680,255	17,194,369	18,664,416
Cost and Expenses
Cost of products sold(Note B)	36,364,028	34,219,945	12,054,285	13,367,438
Sell, general and admin expenses	9,231,177	8,596,519	2,935,059	3,054,715
Bad debt expense	43,609	(1,247)	25,609	10,080
Interest expense	650,259	659,202	180,233	248,598
	46,289,073	43,474,419	15,195,186	16,680,831
Income before income taxes and minority interest and participation	5,739,880	5,205,836	1,999,183	1,983,585
Income taxes	1,876,900	1,759,900	634,600	672,900
Income before minority interest and participation	3,862,980	3,445,936	1,364,583	1,310,685
Income from minority interest	211,000	251,000	85,000	85,000

NET INCOME	$4,073,980	$3,696,936	$1,449,583	$1,395,685
	=======	=======	=======	======
Net income per share of Common Stock
Basic	$1.020	$0.942	$0.362	$0.353
	=====	=====	=====	=====
Fully Diluted	$1.004	$0.929	$0.357	$0.348
	=====	=====	=====	=====

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

6 MONTH ENDED MAY 31, 2001 AND MAY 31, 2000

							Cumm
	Common Stock		Additional				Effect of	Total
	Shares		Paid-In	Treasury Stock		Retained	Currency	Shareholders
	Issued	Amount	Capital	Shares	Amount	Earnings	Translation	Equity
Balance @ Aug 31, 1999	4,994,928	$499,493	$3,466,834	1,088,584	$(4,687,565)	$21,444,634	$(188,331)	$20,535,065
Curr.Translation adjmt							(4,336)	(4,336)
Exer. of stock options	74,755	7,475	(7,475)					--
Compensatory stock issuance			73,873					73,873
Tax effect of non ISO stock issued			54,656					54,656
Net Income for 9 months						3,696,936		3,696,936
Div pd in cash
$.32 a share on common stock						(1,250,208		(1,250,208)
	-----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ May 31, 2000	5,069,683	506,968	3,587,888	1,088,584	(4,687,565)	23,891,362	(192,667)	23,105,986

Curr.Translation adjmt							12,594	12,594
Exer. of stock options	3,930	393	(393)					--
Gain on stock options			12,905					12,905
Compensatory stock issuance			24,623					24,623
Net Income for 3 months						2,072,987		2,072,987
	----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ Aug 31, 2000	5,073,613	507,361	3,625,023	1,088,584	(4,687,565)	25,964,349	(180,073)	25,229,095

Curr.Translation adjmt							(26,197)	(26,197)
Exer. of stock options	19,138	1,914	(1,914)					--
Compensatory stock issuance			73,874					73,874
Net Income for 9 months						4,073,980		4,073,980
Dividends paid in cash
$.36 a share on common stock						(1,431,263)		(1,431,263)
	----------	---------	-----------	----------	-------------	-------------	-----------	------------
Balance @ May 31, 2001	5,092,751	$509,275	$3,696,983	1,088,584	$(4,687,565)	$28,607,066	$(206,270)	$27,919,489
	=======	======	=======	=======	========	========	=======	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	May 31, 2001	May 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,073,980	$3,696,936
Adjmts. to reconcile net income to net cash provided by operating activities:
Income from joint venture	(211,000)	(251,000)
Depreciation	1,124,598	982,338
Amortization	568,694	565,012
Provision for losses on accounts receivable	(30,743)	(7,149)
Stock issued for compensation	73,874	73,873
Tax effect of cashless option exercise	0	54,656
Deferred taxes	(432,170)	(31,656)
Change in assets and liabilities
Trade receivables	485,555	(2,730,780)
Inventories	(986,575)	(2,182,327)
Prepaid. expenses & other current assets	(186,279)	55,833
Accounts payable	(581,495)	2,935,991
Accrued expenses	273,094	(207,173)
Income taxes payable	17,562	(587,207)
Deferred compensation	73,938	270,732
TOTAL ADJUSTMENTS	189,053	(1,058,857)
NET CASH FROM OPERATIONS	4,263,033	2,638,079
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,578,019)	(2,542,990)
Cash paid for investment	(20,000)	(30,000)
Investment in trusteed assets	(77,859)	(307,377)
Investment in subsidiaries	(153,347)
Purchase of cash surrender value	(158,235)	(381,245)
Dividend received from joint venture	245,826	225,000
	(1,741,634)	(3,036,612)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	7,700,000	9,200,000
Payments of principal on debt	(8,568,834)	(8,229,219)
Net borrowing under line-of-credit	(278,879)	510,363
Dividend paid	(1,431,263)	(1,250,208)
	(2,578,976)	230,936
NET CHANGE IN CASH	(57,577)	(167,597)
CASH AT BEGINNING OF PERIOD	65,289	185,269

CASH AT END OF PERIOD	$7,712	$17,672
	========	========
CASH PAID DURING PERIOD FOR:
Income taxes	$2,338,624	$2,321,400
Interest	$650,259	$659,202

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION	SECURITIES AND EXCHANGE COMMISSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

July 11, 2001

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

Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period.  The average number of shares outstanding used in determining basic per share results was 3,995,657 and 4,001,930 for the period of nine months and three months ended May 31, 2001.  Earnings per share on a fully diluted basis were calculated on 4,056,739 and 4,064,362 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Review by Independent Public Accountant

The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures.  Based upon such review, no adjustments or additional disclosure were recommended.

Letter from the independent public accountant is included as a part of this report.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors

Chase Corporation

Bridgewater, Massachusetts

We have reviewed the consolidated balance sheet of Chase Corporation and  Subsidiaries as of May 31, 2001  and  the related consolidated statements of operations, stockholders equity, and cash flows for the periods of three and nine months ended May 31, 2001 and May 31, 2000;  in accordance with Statements on Standards for  Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Chase Corporation.

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

/S/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts

June 21, 2001

Results of Operations

Net revenues increased 7% for the nine months ended May 31, 2001 verses the same period last year. Third quarter revenues declined by 8% when compared to the same period in fiscal 2000. While the Company continues to experience some growth during fiscal 2001 within the Electronic Manufacturing Services (EMS) segment, the Specialized Manufacturing segment revenues were about equal to the prior year. During the third quarter, the slowing economy had negative impacts especially within the Company's telecommunications and electronic markets. However, our diversity enabled us to generate opportunities within certain construction and other manufacturing markets.  When comparing the nine month fiscal 2000 to that of the prior year, the majority of the revenue increase was related to the investments and acquisitions in electronic manufacturing services that were concluded during fiscal 1999.  The Company acquired the remaining interest in it's subsidiary, Sunburst EMS in January, 1999 and in May 1999 acquired RWA, Inc.  The assets of NETCO Automation were acquired effective February 1, 2000.  These companies participate within the electronic manufacturing services industry.  The Company has two reportable segments, Specialized Manufacturing and Electronic Manufacturing Services.

Sales and Operating Profit by Segment  ($-000)

For the nine months ended:		Sales	Operating	%
May 31, 2001			Profit
	Specialized Manufacturing	34,859	7,175	20.6
	Electronic Manufacturing Services	16,648	1,505	9.0
		51,507	8,680	16.9

May 31, 2000
	Specialized Manufacturing	34,068	6,885	20.2
	Electronic Manufacturing Services	14,217	1,029	7.2
		48,285	7,914	16.4

May 31, 1999
	Specialized Manufacturing	31,828	6,999	22.0
	Electronic Manufacturing Services	3,027	(303)	(10.0)
		34,855	6,696	19.2

The cost of products sold increased when comparing the like periods for the first nine months of fiscal 2001 to that of the previous year.  To a large extent this increase was volume related, however as a percent of sales, there was a small reduction.  During the third quarter, there was a reduction in the cost of sales mostly related to volume and as a percent of sales the Company's decrease was about 1%.  While the Company continued to be impacted by raw material price increases, the Company benefited from product mix, a stabilized manufacturing overhead environment and continued productivity improvements. When comparing the comparable periods of fiscals 2000 and 1999 the increase of 4% was largely due to selling price erosion of large volume contracts and the increased volume through the Company's Electronic Manufacturing Services (EMS) segment.  The EMS segment customers required that the Company provide a full service operation.  This meant complete ownership and control of inventory, which while improving revenue and profitability, would tend to increase our cost of product.  The products associated with Specialized Manufacturing are largely mature and some are highly competitive which could result in lower margins.  Competitive pressure prevents us from being able to recover all our material price increases from our customers.

Selling and administrative expenses have increased $634,000 during the current year, while as a percent of sales are about equal.  The increase is mostly volume related.  When comparing fiscal 2000 to fiscal 1999, as a percent of sales, expenses decreased by 1.3%.  During fiscal 1999 expenses were lower due to a reduction in certain warranty costs.  We also invested in personnel to support the increased revenue and profitability during fiscal 2000.  The Company will continue to be focused on cost containment while continuing to provide quality products and services to the market place.

Interest expense for the first nine months of fiscal 2001 amounted to $650,000 as compared to $659,000 and $139,000 for the fiscal periods of 2000 and 1999, respectively.   The increase during the past two years was associated primarily with the borrowing required to complete our acquisitions and our investments in capital equipment.   Also, during fiscal 2001 the Company exercised its option to purchase the Webster facility.  The Company continues to benefit from solid earnings and low borrowing rates from its financial institution.

A majority of the earnings improvement during the first nine months of both fiscals 2001 and 2000 is mostly related to the financial benefits received from the Company's investments in the electronic manufacturing services segment concluded during the last few months of fiscal 1999.  The core business within the specialized manufacturing segment have remained solid during this period.  During the third quarter of fiscal 2001 the Company experienced some softness within the telecommunications and electronic markets.  The Company does not expect any significant improvement within those markets during the remainder of fiscal 2001.  Management will continue to maximize the Company's diversity as we move through the economic slow down.  The Company seeks to improve and expand current business which at the same time seeking future opportunities through selective acquisitions.

The effective tax rates over the past few years are lower than the applicable rates.   The Company continues to receive the benefit of solid export sales through its Chase Export Corporation subsidiary.  Also, effective January 1999, the Company acquired 100% ownership of Sunburst EMS and that has enabled the Company to consolidate for income tax purposes.

The increase from minority interest is associated with our 42% equity position in The Stewart Group, Inc., Toronto, Canada.

Liquidity and Sources of Capital

The ratio of current assets to current liabilities was 1.7 at the end of the third quarter of fiscal 2001 which is the same as it was at the prior year end.

Long-term debt has decreased by $1,258,000 when compared to the end of fiscal 2000.  This improvement generally relates to our earnings improvement.

The Company had $3,070,000 in available credit at May 31, 2001 under its credit arrangements with its bank and plans to utilize this means to help finance its interim needs during the year.  Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

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

Pursuant to reg. S-K item 601

no exhibits are required.

(b)Reports on Form 8-K

No 8-K reports were filed during the three months ended May 31, 2001.

No financial statements were filed during the three months ended May 31, 2001.

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by
the undersigned thereunto duly authorized.

CHASE CORPORATION
/s/ Peter R. Chase
Peter R. Chase, President & CEO

Dated: July 12, 2001