Form 10-K
period 2001-08-31
CHASE CORP
filed 2001-11-28
CIK 830524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001

Commission File Number:1-9852

CHASE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	11-1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

26 Summer St.
Bridgewater, Massachusetts	02324
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(508)279-1789

Securities registered pursuant to section 12(b) of the Act:

Common Stock, $.10 par value                                                     American Stock Exchange

(Title of class)                                                               (Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.10 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports,  and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

As of October 31, 2001, the Company had outstanding 4,005,805 shares of common stock, $.10 par value, which is its only class of common stock; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $42,061,000.

DOCUMENT INCORPORATED BY REFERENCE

The registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on January 29, 2002, is incorporated by this reference into items 10-13 hereof.

Item 1.     Business.

General Development and Industry Segment.

     Chase Corporation (the "Company") is a multi-divisional advanced manufacturing company providing industrial products to a wide variety of industries including wire and cable, construction and electronics.  During fiscal 1991, the Company implemented a strategy of maximizing the core businesses while seeking future opportunities through selective acquisitions.  During 1992, a facility that manufactures tape and related products in Webster, Massachusetts became operational.  In April 1992, the Company acquired certain tape product lines and associated assets for cash from the Stewart Group, Ltd.   This division, Chase Canada, maintains manufacturing operations in Winnipeg, Manitoba, Canada.  Effective May 25, 1994, the Company purchased the electrical cable insulation tape product lines and certain associated assets from  Haartz Mason, Inc. and these products were folded into the Chase & Sons division.  On June 5, 1995, the Company formed a joint venture with The Stewart Group, Ltd. which was called The Stewart Group, Inc.  This venture produced a variety of dielectric strength members from composite materials and sold into the fiber optic cable market.  The original investment was increased on February 1, 1996 and at that time the Company owned 42% of the venture.  It was announced on May 16, 1997 that the majority of the assets related to the original business were sold to Owens Corning.  The venture will continue to provide consulting services during most of fiscal 2002 to Owens Corning while pursuing other market opportunities.  On June 29, 1995, certain assets of Fluid Polymers, Inc. of Las Vegas, Nevada were acquired and then relocated to the Royston facility. On August 7, 1996 the Company announced that it had purchased a 20% interest in DC Scientific and then purchased a controlling interest on January 16, 1997.  On January 27, 1999 the Company acquired the remaining interest of DC Scientific Inc. and changed the name to Sunburst Electronic Manufacturing Solutions Inc., (Sunburst EMS).  The Company expanded its electronic manufacturing holding on May 26, 1999 with the acquisition of  RWA, Inc. Melrose, MA.  and acquired the assets of  NETCO Automation, Inc. effective February 1, 2000.  Northeast Quality Products, Co. Inc., Newburyport, MA   specialty printer producing custom pressure sensitive labels, was acquired July 29, 1999.  Effective November 1, 2001 substantially all of the assets of  Tapecoat, a division of  T.C. Manufacturing Co., Inc., were purchased for cash and 40,000 shares of Chase common stock.  Tapecoat is a manufacturer of protective coatings within several markets.

     As of October 31, 2001 the Company employed approximately 323 people.

Products and Markets.

     The Company's principal products are protective coatings and tape products that are sold by Company salespeople and manufacturers' representatives.  These products consist of:  (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other  protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities, and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces sold to municipal transportation authorities; (iv) thermo-electric insulation for transformers, motors and other electrical equipment that are sold to original equipment manufacturers; (v) moisture protective coatings that are sold to the electronics industry; and (vi) in addition, the Company's electronic manufacturing group, Sunburst EMS,  RWA, Inc. and  NETCO Automation provide circuit board assembly services to electronic goods manufacturers.  There are no material seasonal aspects to the Company's business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets.

Backlog, Customers and Competition.

     As of October 31, 2001, the backlog of orders believed to be firm was about $9,721,000, of which $8,299,000 was related to our electronic contract-manufacturing group.  This compared with a total of $12,951,000 as of October 31, 2000 with $9,074,000 associated with electronic manufacturing.  The backlog is not seasonal.  During fiscal years 2001, 2000 and 1999 one customer accounted for approximately 14%, 12% and 15%, respectively, of total sales.  No material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.

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

Working Capital and Research and Development.

     There are no special practices followed by the Company relating to working capital.  Approximately $531,000, $620,000 and $618,000 was spent for Company-sponsored research and development during the fiscal years 2001, 2000 and 1999, respectively.

Financial Information about Foreign and Domestic Operations and Export Sales.

     Export sales from continuing domestic operations to unaffiliated third parties were $5,941,000, $4,936,000 and $4,460,000, for the years ended August 31, 2001, 2000 and 1999, respectively.  The Company does not anticipate any material change to export sales during fiscal 2002.  The Company's products are sold worldwide with no foreign geographic area accounting for more than 10% of revenues.   The Company's Canadian operations accounted for 5.3% of consolidated sales and 2.4% of its assets.

     The Company has very limited currency exposure since all invoices, except those from the Canadian operation to Canadian customers, are denominated in US dollars.  The Company maintains minimal cash balances in Canada and, other than the currency conversion effects on the fixed assets in Canada, which are deferred and recorded directly in equity per FAS52, and reported in the Statement of Changes in Equity per FAS130, there are no significant assets held in foreign currencies.   The Company does not engage in hedging activities.  Foreign currency transaction gains or losses have not been material.

Item 1A.  Executive Officers of the Registrant.

     The following table sets forth information concerning the Company's Executive officers.  Each officer is selected by the Company's Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during Past Five Years.
Peter R. Chase	53	Chief Executive Officer of the Company since September 1993 and President of the Company since April 1992; Chief Operating Officer of the Company since September 1988.
Everett Chadwick, Jr.	60	Treasurer of the Company since September 1993 and Chief Financial Officer since September 1992; Director of Finance of the Company from April 1991 to August 1993 and Controller of the Company from September 1988 to August 1993.

ITEM 2.  Properties.

     During 1998 the Company purchased a building containing about 5,200 square feet located in Bridgewater, Massachusetts to which it relocated its principle executive office.  The Company also rents a modern one-story building of approximately 5,000 square feet in Woodside, New York, which is used by the conformal coatings division.

     Chase & Sons, a division, engaged in the manufacture and sale of electrical protective coatings and tape products uses offices and plants owned by the Company that are located on seven acres in Randolph, Massachusetts and consist of a three-story building containing about 10,500 square feet and ten one-story buildings, aggregating about 67,000 square feet.  This division also occupies space, which was purchased last year and is located in Webster, Massachusetts.  The plant of about 25,000 square feet, manufactures tape and related products for the electronic and telecommunication industries.

     The Canadian division of the Company is engaged in the process of laminating and slitting film, foils and papers primarily for the wire and cable industry.  This division leases about 14,000 square feet of manufacturing space in Winnipeg, Manitoba, Canada.

     The Royston and Fluid Polymers divisions use offices and a plant, owned by the Company that is located on three acres in Pittsburgh, Pennsylvania.  The facilities consist of thirteen buildings, three of which are used for offices, one of which is rented as a residence and the rest of which are used as manufacturing and warehouse facilities.  These facilities, excluding the residence, contain about 44,000 square feet and are used in the manufacture and sale of protective coatings and tape products.

     A subsidiary of the Company, Northeast Quality Products Co., Inc., is a specialty printer producing custom pressure-sensitive labels and leases about 15,000 square foot of space in Newburyport, Massachusetts.

     Sunburst EMS, RWA, Inc. and NETCO Automation, Inc. provide electronic manufacturing services.  During fiscal 2001, Sunburst EMS leased 35,700 square feet of manufacturing space in West Bridgewater, Massachusetts.   The Company purchased this property in November 2001.   RWA rents about 21,000 square feet in Melrose, Massachusetts, while  NETCO Automation leases about 7,000 square feet in Haverhill, Massachusetts.

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

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's last fiscal year.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock is traded on the American Stock Exchange (Symbol  CCF).  The approximate number of shareholders of common stock on October 31, 2001 was 1750.

     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:

Year ended August 31, 2001	Year ended August 31, 2000
Sales Price	Sales Price
	High	Low	High	Low
November 30	10.25	9.00	12.50	9.13
February 29 & 28	14.25	9.63	12.13	9.81
May 31	11.85	10.75	11.75	9.63
August 31	12.70	11.45	11.37	9.00

Item 6.  Selected Financial Data.

	2001	2000	1999	1998	1997
Net Sales and other operating revenues	$70,531,150	$68,551,490	$49,569,430	$46,639,338	$40,991,125
Income from operations	5,577,360	5,443,923	4,870,677	4,101,643	2,811,460
Equity in earnings of unconsolidated joint venture	296,000	326,000	238,000	195,000	195,375
Minority participation in Subsidiary	-	-	99,633	107,585	303,680
Gain in sale of assets from unconsolidated joint venture	-	-	-	1,718,425(1)	-
Net Income	5,873,360	5,769,923	5,208,310	6,122,653(1)	3,312,515
Total Assets	46,788,503	45,352,786	38,984,136	25,261,786	22,635,761
Long-term debt and capital leases	3,562,793	6,273,478	6,508,471	682,576	3,020,708
Per Common Share:
Diluted	1.44	1.44	1.30	1.56	.84
Basic	1.47	1.46	1.34	1.58	.84
Cash dividends*	.36	.36	.32	.28	.21

            *Single annual payments declared and paid subsequent to fiscal year end.

          (1) Includes a non-recurring gain of $1,718,425 ($0.44 per share) related to the sale of certain assets by The Stewart Group, Inc. joint venture.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31,
2001	2000	1999
(Dollars in thousands)
Net revenue	$70,531	$68,551	$49,569
Net Income from Operations	$ 5,873	$ 5,770	$ 5,208
Increase in net revenue from previous years
Amount	$ 1,980	$18,982	$ 2,930
Percentage	3%	38%	6%
Increase in net income from previous year	$ 103	$ 562	$ 804
Percentage of net revenue:
Net revenue	100.0%	100.0%	100.0%
Expenses:
Cost of Sales	70.1	69.5	65.9
Selling, general and
administrative expenses	17.1	17.2	18.1
Other expenses	1.2	1.4	0.5
Income from operations
before income taxes	11.6	11.9	15.5
Provision for income taxes	3.7	4.0	5.7
Income from operations	7.9%	7.9%	9.8%
Minority participation in subsidiary	-	-	.2
Equity in earnings of unconsolidated
joint venture	.4	.5	.5
Gain on sales of assets by
Unconsolidated joint venture	-	-	-
Net Income	8.3%	8.4%	10.5%

Overview

     During fiscal 1999, the Company acquired the remaining interest in its subsidiary, Sunburst Electronics Manufacturing Services and also completed its acquisition of  RWA, Inc.  Effective February 1, 2000, the Company acquired the assets of  NETCO Automation, Inc.  These companies participate within the electronic manufacturing services industry.  To align the requirements of the Financial Accounting Standards with the Company's operational and organizational structure, the Company now has two reportable segments, the Specialized Manufacturing segment and the Electronic Manufacturing Services segment.

Results of Operations.

     Total revenues for fiscal 2001 increased $1.98 million to $70.5 million, an increase of 2.8% over the prior year.  Net revenues for the first half of fiscal 2001 increased by 16% and fiscal 2001 second half net revenues declined 7.38% when compared to the comparable periods in fiscal 2000.   During the second half of the year, the weak economy had negative impacts especially within the Company's telecommunications and electronic markets.  However, the Company's diversity enabled it to generate growth opportunities within certain construction and other manufacturing markets.

Sales and Operating Profit by Segment

Operating
Sales	Profit
Fiscal 2001
($-000's)
Specialized Manufacturing	$ 47,445	$ 10,322	21.8%
Electronic Manufacturing Services	$ 22,308	$ 1,608	7.2
	$ 69,753	$ 11,930	17.1

Fiscal 2000
($-000's)
Specialized Manufacturing	$ 47,110	$ 10,019	21.3%
Electronic Manufacturing Services	$ 20,870	$ 1,809	8.7
	$ 67,980	$ 11,828	17.4

Fiscal 1999
($-000's)
Specialized Manufacturing	$ 42,711	$ 9,182	21.5%
Electronic Manufacturing Services	$ 6,537	$ 164	2.5
	$ 49,248	$ 9,346	19.0

Fiscal 2000 revenues increased $19 million to $68.6 million, an increase of 38% over fiscal 1999.  A significant portion of this increase was the result of the Company's electronic contract manufacturing investments.  Seventy-five percent of the fiscal 2000 sales increase was attributed to the EMS group.  Prior to fiscal year ended August 31, 1999, the electronic manufacturing services segment accounted for less than 10% of operations and assets.

The dollar value of cost of products was higher in fiscal 2001 compared to both 2000 and 1999.  These increases were mostly volume related.  As a percent of sales, cost of products increased to 72.5% in 2001 when compared to 70.1% and 66.3% during 2000 and 1999 respectively.  The increase this year, as a percent of sales, relates to the increased volume, product mix and some selling price erosion created by competitive pressure.

The fiscal 2000 increase as a percentage of sales was the result of a change in business philosophy within our electronic manufacturing services segment.  The raw material cost, as a percent of sales, is typically higher in this market segment than in the Company's more traditional Specialized Manufacturing segment.  Also, during fiscal 2000, electronic manufacturing service customers required that the Company provide a full service operation.  This requires complete ownership and control of inventory, which while improving overall gross margin dollars, it also increased the Company's cost of products as a percent of sales.

Selling and administrative expenses increased $.415 million to $12.1 million during fiscal 2001 compared to fiscal 2000.  Expenses in 2000 increased $2.9 million over fiscal 1999.  As a percent of sales, expenses remained the same as the prior year.   Fiscal 2000 expenses were lower than fiscal 1999 by .7%.  The Company will continue to be focused on expense reduction while maintaining and improving the quality of its products and services to the marketplace.

Interest expense decreased to $798,963 in fiscal 2001 as compared to $910,499.   The decrease correlated to both the repayment of debt incurred for fiscal 1999 and 2000 acquisitions, as well as, a reduction in interest rates.  Interest expense increased to $910,000 in fiscal 2000 as compared to $341,000 during fiscal 1999.  The increase was related to the borrowing required to complete the investments and acquisitions, as well as the cost of borrowing  associated with interest rate adjustments.   The Company expects to benefit from favorable borrowing rates from its financial institutions.

Fiscal 2001 earnings benefited from growth in construction markets and improvements in certain areas of electronic manufacturing services, which offset weakness in telecommunications related product lines and services.

A majority of fiscal 2000 earnings improvement was related to the financial benefits received from the investments in the Electronic Manufacturing Services segment primarily concluded over the last few months of fiscal 1999.  Sales and profitability from the Company's traditional Specialized Manufacturing group remained solid although somewhat affected by certain economic factors, which created a higher cost structure that had not been passed on to customers.

The effective tax rates for fiscal 2001 when compared to the prior two years are lower.   In all three years the Company received the benefit of solid export sales through the Chase Export Corporation subsidiary.  Also, effective January 1999, the Company acquired 100% ownership of Sunburst EMS that enabled consolidating of historical losses for income tax purposes.

Minority participation in subsidiaries during fiscal 1999 represented the Company's 49.9% equity in the losses of Sunburst EMS, Inc.  As of January 1999, the Company acquired 100% ownership of Sunburst EMS.

The equity in earnings of unconsolidated joint ventures over the past few years is from the Company's 42% ownership position in The Stewart Group Inc., Toronto, Canada.

Liquidity and Sources of Capital

     Cash flow generated from operations was $7,229,173 in 2001 as compared to $4,519,805 and $3,264,000 during 2000 and 1999 respectively.  Improved working capital management accounted for the increase in fiscal 2001 cash flow from operations.  Receivable and inventory increases during both 2000 and 1999 were the result of increased sales and acquisitions.

     The ratio of current assets to current liabilities was 1.8 at the end of fiscal 2001 as compared to 1.7 and 1.5 for 2000 and 1999, respectively.

     The unused available long-term credit amounted to $4,260,000 at August 31, 2001 as compared to $2,740,000 at the previous year-end.  Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos.141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets.  FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under  FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under  FAS 141 will be reclassified to goodwill.  Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company will adopt  FAS 142 on September 1, 2001, the beginning of fiscal 2002.  In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment.  We have not yet determined the impact these standards will have on our operating results and financial position.  Amortization of Goodwill was $666,744, $660,074 and $159,582 for the fiscal years 2001, 2000 and 1999 respectively.

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

Impact of Inflation

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

Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosures.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding the ownership of the Company's common stock by certain beneficial owners and by management is incorporated herein by reference to the Definitive Proxy Statement (under the captions "Principal Holders of Voting Securities" and "Election of Director's".

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

Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE CORPORATION	Date

By /s/ Peter R. Chase Peter R. Chase	President and Chief Executive Officer	November 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Capacity	Date
By /s/ Peter R. Chase Peter R. Chase	President, Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2001
By /s/ Everett Chadwick Everett Chadwick	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	November 27, 2001
By /s/ Edward L. Chase Edward L. Chase	Director	November 27, 2001
By /s/ Sarah Chase Sarah Chase	Director	November 27, 2001
By /s/ William H. Dykstra William H. Dykstra	Director	November 27, 2001
By /s/ George M. Hughes George M. Hughes	Director	November 27, 2001
By /s/ Ronald Levy Ronald Levy	Director	November 27, 2001

EXHIBIT INDEX

Exhibit Number	Description

3.1  Articles of Organization (incorporated by reference from Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

3.2  By-Laws (incorporated by reference from Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)

3.3  Amendment to By-Laws (adding Article IV, Section 7) (incorporated by reference from Exhibit 3.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)

10.1  Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Edward L. Chase (incorporated by reference from Exhibit 10.1 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)

10.2  Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company an Francis M. Chase (incorporated by reference from Exhibit 10.2 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)

10.11  Purchase and Sale Agreement dated October 26, 1990 by and between the Company and Avon Custom Mixing Service, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 26, 1990)

10.17  Amendment dated April 30, 1992 to Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Edward L. Chase (incorporated by reference from Exhibit 10.17 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)

10.18  Amendment dated April 30, 1992 to Split Dollar Insurance Agreement dated November 10, 1987 by and between the Company and Edward L. Chase and Claire Chase (incorporated by reference from Exhibit 10.18 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992.

10.20  Amendment dated August 31, 1992 to Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Francis M. Chase (incorporated by reference from Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992.

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

10.27  Stock Purchase Agreement effective May 25, 1999 by and between the Company and  RWA, Inc., (incorporated by reference from Exhibit 2.1 to the Company's current report on Form 8K dated June 8, 1999 and amended on August 12, 1999 to include financials).

10.28 Asset purchase agreement effective November 1, 2001 by and between the Company and  TC Manufacturing Co., Inc., (incorporated by reference from Exhibit 2.1 to the Company's current report on Form 8K dated November 27, 2001.

22     Subsidiaries of the Company

List of Financial Statements and Schedules

Report of Independent Certified Public Accountants	Page
Consolidated Balance Sheets as of August 31, 2001 and August 31, 2000	Page
Consolidated Statements of Operations for each of the three fiscal years in the period ended August 31, 2001	Page
Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended August 31, 2001	Page
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended August 31, 2001	Page
Notes to Consolidated Financial Statements	Page

REPORT OF MANAGEMENT

     The management of Chase Corporation is responsible for the integrity and objectivity of the financial information presented in the Company's annual report to shareholders.  The financial statements have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgement.

     The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with appropriate authorization, and that the financial records are adequate and reliable for preparing financial statements.  Management endeavors to ensure that the cost of internal controls is commensurate with maintaining a reasonable level of assurance.

     The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees of the Company, meets with management and with the Company's independent auditors to discuss audit scope and results, internal control evaluations and other accounting, reporting and financial matters. The independent auditors have direct access to the Audit committee to discuss the results of their activities and the adequacy of controls.

Peter R. Chase	Everett Chadwick
President and	Treasurer and
Chief Executive Officer	Chief Financial Officer

CHASE CORPORATION AND SUBSIDIARIES

BRIDGEWATER, MASSACHUSETTS

CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

AUGUST 31, 2001 AND 2000

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors Chase Corporation Bridgewater, Massachusetts

     We have audited the consolidated balance sheets of Chase Corporation and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three year period ended August 31, 2001 and the Schedule II, Valuation and Qualifying Accounts and Reserves.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Corporation and subsidiaries at August 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each year in the three year period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Wellesley, Massachusetts

November 7, 2001

CHASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2001 AND 2000

ASSETS

	2001	2000
CURRENT ASSETS
Cash and cash equivalents	$49,283	$65,289
Trade receivables, less allowances for doubtful
accounts of $264,946 and $292,443, at August 31,
2001 and 2000, respectively	12,081,284	11,880,228
Inventories:
Finished and in process	3,099,182	1,321,210
Raw Materials	5,859,553	7,621,750
	8,958,735	8,942,960
Prepaid expenses	458,796	376,694
Receivable from related parties	147,000	147,000
Deferred income taxes	186,836	116,977
TOTAL CURRENT ASSETS	21,881,934	21,529,148

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	524,423	514,423
Buildings	4,642,781	4,625,764
Machinery and equipment	18,612,037	16,688,701
Construction in Progress	387,953	559,188
	24,167,194	22,388,076
Less allowances for depreciation	14,602,820	13,272,188
	9,564,374	9,115,888
OTHER ASSETS
Excess of cost over net assets of acquired
businesses, less amortization of $1,922,089
and $1,255,344 at August 31, 2001 and
2000, respectively	8,340,523	8,731,486
Patents, agreements and trademarks, less amortization
of $889,692 and $792,213 at August 31, 2001
and 2000, respectively	751,033	848,510
Cash surrender value of life insurance, net of
loans of $47,618 at August 31, 2001 and 2000	3,792,515	3,473,091
Deferred income taxes	534,794	172,483
Investments in minority interests	1,179,243	1,208,797
Other	744,087	643,849
	15,342,195	15,078,216
	$46,788,503	$45,723,252
	========	========

See accompanying notes to the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	2001	2000
CURRENT LIABILITIES
Accounts payable	$5,261,112	$5,790,018
Notes payable to bank	1,763,184	2,050,726
Accrued payroll and other compensation	1,232,885	1,029,506
Accrued pension expense-current	353,857	231,507
Other accrued expenses	961,660	1,297,508
Taxes payable	188,066	(68,452)
Current portion of Long-Term debt	2,543,400	2,605,284
TOTAL CURRENT LIABILITIES	12,304,164	12,936,097

LONG-TERM DEBT, less current portion	3,562,793	6,569,352

DEFERRED COMPENSATION	737,088	636,849

ACCRUED PENSION EXPENSE	447,698	351,859

COMMITMENTS (See Note G)	-	-

CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share: Authorized 100,000 shares; none issued

Common Stock. par value $.10 a share, Authorized 10,000 shares; issued and outstanding 5,094,389 shares and 5,073,613 shares at Aug. 31, 2001 and 2000, respectively.	509,439	507,361
Additional paid-in capital	3,721,442	3,625,023
Treasury Stock, 1,088,584 shares of Common Stock at August 31, 2001 and 2000	(4,687,565)	(4,687,565)
Cumulative effect of currency translation	(213,002)	(180,073)
Retained earnings	30,406,446	25,964,349
	29,736,760	25,229,095
	$46,788,503	$45,723,252
	========	========

CHASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

	2001	2000	1999
Revenue:
Sales	$69,752,859	$67,980,176	$49,247,915
Commissions and other income	777,702	546,673	272,320
Interest	589	24,641	49,195
	__________	__________	__________
	70,531,150	68,551,490	49,569,430
Cost and Expenses:
Cost of products and services sold	49,450,526	47,656,084	32,695,014
Selling, general and administrative expenses	12,035,890	11,809,638	8,931,753
Bad debt expense-net of recoveries	42,416	5,733	(88,940)
Interest expense	798,963	910,499	340,977
	__________	__________	__________
	62,327,795	60,381,954	41,878,804
INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,203,355	8,169,536	7,690,626
Income taxes	2,625,995	2,725,613	2,819,949
INCOME FROM OPERATIONS	5,577,360	5,443,923	4,870,677
Minority participation in subsidiary	--	--	99,633
Equity in earnings of unconsolidated
joint venture.	296,000	326,000	238,000
NET INCOME	$5,873,360	$5,769,923	$5,208,310
	=======	=======	=======
Net income per share of Common Stock
Basic	$1.47	$1.46	$1.34
	=====	=====	=====
Fully Diluted	$1.44	$1.44	$1.30
	=====	=====	=====

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

							Cumm
	Common Stock		Additional				Effect of	Total
	Shares		Paid-In	Treasury Stock		Retained	Currency	Shareholders
	Issued	Amount	Capital	Shares	Amount	Earnings	Translation	Equity
Balance @ Aug 31, 1998	4,977,650	$497,765	$3,370,066	1,072,084	$(4,535,476)	$17,330,039	$(238,728)	$16,423,666
Cash dividend paid, $0.28 per share	--	--	--	--	--	(1,093,715)	--	(1,093,715)
Currency translation adjmt	--	--	--	--	--	--	50,397	50,397
Exer. of stock options	17,278	1,728	(1,728)	--	--	--	--	--
Compensatory stock issuance			98,496					98,496
Purchase of Treasury Stock	--	--	--	16,500	(152,089)	--	--	(152,089)
Net Income	--	--	--	--	--	5,208,310	--	5,208,310
	-----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ Aug 31, 1999	4,994,928	499,493	3,466,834	1,088,584	(4,687,565)	21,444,634	(188,331)	20,535,065
Cash dividend paid, $0.32 per share	--	--	--	--	--	(1,250,208)	--	(1,250,208)
Curr.Translation adjmt	--	--	--	--	--	--	8,258	8,258
Exer. of stock options	78,685	7,868	46,788	--	--	--	--	54,656
Compensatory stock issuance	--	--	98,496	--	--	--	--	98,496
Gain on stock sales	--	--	12,905	--	--	--	--	12,905
Net Income	--	--	--	--	--	5,769,923	--	5,769,923
	----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ Aug 31, 2000	5,073,613	507,361	3,625,023	1,088,584	(4,687,565)	25,964,349	(180,073)	25,229,095
Cash dividend paid $0.36 per share	--	--	--	--	--	(1,431,263)	--	(1,431,263)
Curr.Translation adjustment	--	--	--	--	--	--	(32,929)	(32,929)
Exercise of stock options	20,776	2,078	(2,078)	--	--	--	--	--
Compensatory stock issuance	--	--	98,497	--	--	--	--	98,497
Net Income	--	--	--	--	--	5,873,360	--	5,873,360
	----------	---------	-----------	----------	-------------	-------------	-----------	------------
Balance @ Aug 31, 2001	5,094,389	$509,439	$3,721,442	1,088,584	$(4,687,565)	$30,406,446	$(213,002)	$29,736,760
	=======	======	=======	=======	========	========	=======	========

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,873,360	$5,769,923	$5,208,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,330,630	1,224,701	1,019,715
Amortization	764,224	757,758	371,761
(Gain) on sale of assets	-	-	-
Stock issued for compensation	98,496	98,496	98,496
Change in provision for losses on trade receivables	(27,497)	35,394	(64,086)
Deferred federal tax	(432,170)	(117,900)	9,000
Revaluation of investments in minority interest	(20,000)	-	(300,000)
Change in assets and liabilities:
Trade receivables	(173,560)	(3,044,836)	(1,547,854)
Inventories	(15,774)	(1,493,650)	(2,712,855)
Prepaid expenses and other	(82,106)	(40,451)	49,352
Accounts payable	(528,906)	1,402,075	1,539,744
Accrued expenses	162,452	91,754	(716,651)
Taxes payable	179,786	(121,460)	169,817
Deferred compensation	100,238	(41,999)	139,451
TOTAL ADJUSTMENTS	1,355,813	(1,250,118)	(1,944,110)

NET CASH FROM OPERATIONS	7,229,173	4,519,805	3,264,200
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of note receivable	-	(39,418)	-
Capital expenditures including patents and agreements	(1,725,592)	(2,659,962)	(3,166,868)
Investment in trusteed assets	(100,238)	(309,901)	(185,451)
(Increase) in net cash surrender value	(319,424)	(541,106)	(508,133)
Investments in minority interests	49,553	-	(258,002)
Investment in subsidiaries' goodwill	(362,231)	(141,777)	(8,530,570)
	(2,457,932)	(3,692,164)	(12,649,024)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	9,160,381	12,419,390	8,941,219
Payments of principal on debt	(12,228,824)	(12,658,613)	(862,184)
Net borrowing under line-of-credit	(287,541)	474,249	440,477
Cash dividends paid	(1,431,263)	(1,250,208)	(1,093,714)
Purchase of Common Shares for Treasury	-	-	(152,089)
Cash received on options exercise	-	67,561	-
	(4,787,247)	(947,621)	7,273,709
NET CHANGE IN CASH	(16,006)	(119,980)	(2,111,115)
CASH AT BEGINNING OF PERIOD	65,289	185,269	2,296,384

CASH AT END OF YEAR	$49,283	$65,289	$185,269
	========	========	========

See Note M for supplemental cash flow data.

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE A - ACCOUNTING POLICIES

     The principal accounting policies of Chase Corporation ("the Company") and its subsidiaries are as follows:

Basis of Presentation

     The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Investments in unconsolidated companies which are at lease 20% owned are carried a cost plus equity in undistributed earnings since acquisition.  All significant intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the functional currency for financial reporting.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

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

                                                 Machinery and equipment                  -10% to 20%

Excess of Cost Over Net Assets of Acquired Businesses

     The excess of cost over the fair value of net assets of acquired business is being amortized over periods from fifteen to forty years or until the disposal of the acquired business.  The carrying value of goodwill is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE A - ACCOUNTING POLICIES (Continued)

Pension Plan

     The projected unit credit method is utilized for measuring net periodic pension cost over the employee's service life.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting provided for under Financial Accounting Standards Board Statement:  No. 123, "Accounting for Stock-Based Compensation".  Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant.   No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Deferred Compensation

     The net present value of the estimated payments to be made under agreements for deferred compensation is accrued over the period of active employment from the time of the agreement to the anticipated date of retirement.

Translation of Foreign Currency

     The financial position and results of operations of the Company's Canadian branch are measured using the Canadian dollar as the functional currency.  Revenues and expenses of the branch have been translated at average exchange rates.  Assets and liabilities have been translated at the year-end exchange rate.  Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or liquidation of its foreign investment.  Aggregate foreign currency transaction, gains and losses, are included in determining net income.  The amounts of gains and losses were immaterial in 2001, 2000 and 1999.

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

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE A - ACCOUNTING POLICIES (Continued)

Income Per Share of Common Stock

     Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of stock options.  The number of shares used in the computation of basic income per share was 4,005,805 at August 31, 2001, 3,985,029 at August 31, 2000 and 3,898,735 at August 31, 1999.  Fully diluted income per share was computed based upon 4,067,735 shares at August 31, 2001, 3,997,163 shares at August 31, 2000 and 3,994,472 shares at August 31, 1999.

NOTE B - NOTE RECEIVABLE - RELATED PARTIES

     The Company has a note receivable from Avon Custom Mixing Service, Inc., the purchaser of its Avon Custom Mixing Division, secured by the assets of the purchaser.

NOTE C - CASH SURRENDER VALUE OF LIFE INSURANCE

     The Company recognizes cash surrender value in life insurance policies, net of loans secured by the policies, with Security Life of Denver, the Manufacturers' Life Insurance Company, Sun Life Assurance Company of Canada, Metropolitan Life Insurance and other carriers of $637,713; $1,636,442; $566,571; $795,985 and $155,804, respectively.  Subject to periodic review, the Company intends to maintain these policies through the lives of the insureds.

NOTE D - LONG-TERM DEBT

     Long-term debt consists of the following at August 31, 2001 and 2000:

	2001	2000
Note payable to bank at the Eurodollar rate plus 1.5%	$1,600,000	$3,100,000
Term note payable to Bank in 20 quarterly payments of $250,000 through May 2004 with interest at the Eurodollar rate plus 1.5%	1,300,000	2,500,000
Term note payable to bank in 20 quarterly payments of $34,500 commencing February 2000 with interest at the Eurodollar rate plus 1.5%	345,000	483,000
Term note payable to bank in 20 quarterly payments of $50,000 commencing 2001 with interest at the Eurodollar rate plus 1.5%	900,000	-

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE D - LONG-TERM DEBT (Continued)

	2001	2000
Term note payable to an individual in connection with the acquisition of RWA, Inc. with quarterly payments of $250,000 including interest at 7.5% through June 2002	$ 450,000	$1,700,000
Term notes payable to bank with principal payments of $12,267 per month with interest at the bank's base rate plus 1/2 percent secured by all assets of Sunburst EMS, Inc.	100,449	223,698
Equipment notes with monthly payments of $7,943 with interest averaging 9.11% secured by manufacturing equipment	93,813	182,767
Equipment notes with monthly payments of $2,559 with interest at 6.49% secured by printing equipment	38,339	52,521
Equipment note with monthly payments of $2,942 with interest at 7.43% secured by manufacturing equipment	80,332	108,526
Equipment note with monthly payments of $11,138 with interest at 7.05% secured by data processing equipment	278,067	387,803
Equipment note with monthly payments of $7,368 with interest at 8.11% secured by manufacturing equipment	295,874	364,931
Equipment note with monthly payments of $5,319 with interest at 12.35% secured by manufacturing equipment	34,387	71,390
Equipment note with monthly payments of $6,308 with interest at 6.92% secured by manufacturing equipment	307,182	-
Equipment note with monthly payments of $6,911 with interest at 8.06% secured by manufacturing equipment	282,750	-
	6,106,193	9,174,636
Less portion payable within one year classified as a current liability	2,543,400	2,605,284
	$3,562,793	$6,569,352
	========	========

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE D - LONG-TERM DEBT (Continued)

     The Company has long-term unsecured credit available up to a maximum amount of $6,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or "Eurodollar rate" for ninety days plus 1.5 percent.  The unused available long-term credit amounted to $4,260,000 at August 31, 2001.

NOTE E - NOTES PAYABLE TO BANK

     The Company has a short-term credit facility at one half percent over prime with a Canadian bank secured by a letter of credit.

     The Company's Sunburst EMS subsidiary has a revolving line of credit secured by its assets.

     The weighted average interest rate on short-term borrowings was 5.45% and 8.90% at August 31, 2001 and 2000, respectively.

NOTE F - INCOME TAXES

     A reconciliation of federal income taxes computed at applicable rates of income from continuing operations before income taxes to the amounts provided in the consolidated financial statements is as follows:

Year Ended August 31,
	2001	2000	1999
Federal income taxes at applicable rates	$2,788,986	$2,777,642	$2,614,649
Adjustments resulting from the tax effect of:
Increase in cash surrender value of life insurance	(181,462)	(229,404)	(172,765)
Benefit plans not qualified for deduction from federal tax	-	-	146,905
Net loss of subsidiary not consolidated for tax	-	-	(140,231)
State and local taxes net of federal tax effect	304,693	347,825	413,531
Other	(286,222)	(170,450)	(42,140)
INCOME TAXES	$2,625,995	$2,725,613	$2,819,949
	========	========	========

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE F - INCOME TAXES (Continued)

	Year Ended August 31,
	2001	2000	1999
Current	$3,058,165	$2,662,368	$2,828,949
Deferred (benefit):
Pension expense	(38,336)	23,133	26,185
Depreciation	(159,577)	(35,127)	(32,668)
Allowance for doubtful accounts	10,999	14,157	32,365
Market Valuation of investments	-	(16,400)	(120,000)
Deferred compensation	(276,486)	118,907	77,287
Deferred state taxes	31,230	1,230	7,831
Reserve	-	12,000	-
	_________	__________	__________
Total Deferred	(432,170)	117,900	(9,000)
(Benefit) of option exercises credited to shareholders' equity	-	(54,655)	-
	_________	__________	__________
	$2,625,995	$2,725,613	$2,819,949
	========	=========	=========
The timing differences that give rise to the components of net tax assets are as follows at August 31, 2001 and 2000:
	2001	2000
Assets:
Reserve for bad debt	$105,978	$116,977
Patents and agreements	35,200	35,200
Pension accrual	179,079	140,743
State tax accrual	(2,330)	28,900
Deferred compensation	531,226	254,740
Investments marked to market	161,600	161,600
	1,010,753	738,160
Less valuation allowance	-	-
	________	________
	1,010,753	738,160
Liabilities:
Depreciation	289,123	448,700
Net Assets	$721,630	$289,460
	=======	=======

NOTE G - OPERATING LEASES

    The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2001:

Year Ending August 31,	Buildings
2002	$152,610
2003	82,500
2004	75,625
2005	-
2006	-
_______
$310,735
======

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE G - OPERATING LEASES (Continued)

     Total rental expense for all operating leases amounted to $440,762, $572,623 and $519,293 for the years ended August 31, 2001, 2000 and 1999, respectively.

NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for 2001, 2000 and 1999, is as follows:

	Quarter
2001	First	Second	Third	Fourth	Year
Net Sales	$17,784,472	$16,737,356	$16,984,666	$18,246,365	$69,752,859
Gross Profit	$5,502,996	$4,709,089	$4,930,381	$5,159,867	$20,302,333
Net Income	$1,501,070	$1,123,327	$1,449,583	$1,799,380	$5,873,360

Net income per common share	$.38	$.28	$.36	$.45	$1.47
	====	====	====	====	====
	Quarter
2000	First	Second	Third	Fourth	Year
Net Sales	$14,827,683	$14,917,478	$18,529,601	$19,705,414	$67,980,176
Gross Profit	$4,635,238	$4,267,396	$5,162,163	$6,259,295	$20,324,092
Net Income	$1,310,069	$991,182	$1,395,685	$2,072,987	$5,769,923

Net income per common share	$.34	$.25	$.35	$.52	$1.46
	====	====	====	====	====
	Quarter
1999	First	Second	Third	Fourth	Year
Net Sales	$11,551,910	$10,414,555	$12,929,890	$14,352,560	$49,247,915
Gross Profit	$4,055,358	$3,329,280	$4,212,522	$4,955,741	$16,552,901
Net Income	$1,160,808	$833,635	$1,279,970	$1,933,897	$5,208,310

Net income per common share	$.30	$.21	$.33	$.50	$1.34
	====	====	====	====	====

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE I - EXPORT SALES AND FOREIGN OPERATIONS

     Export sales from continuing domestic operations to unaffiliated third parties were $5,941,493, $4,935,701 and $4,459,743 for the years ended August 31, 2001, 2000 and 1999, respectively.  The Company's products are sold world-wide with no foreign geographic area accounting for more than 10 percent of revenues from continuing operations.  The Company's Canadian operations accounted for 5.3 percent of consolidated sales and 2.4 percent of assets.

     During fiscal years 2001, 2000 and 1999 one customer accounted for approximately fourteen, twelve and fifteen percent, respectively, of total sales.

NOTE J - RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense amounted to approximately $531,474, $620,037, and $617,789 for the years ended August 31, 2001, 2000 and 1999, respectively.

NOTE K - BENEFITS

     401 (K) PLAN

     The Company has a deferred compensation plan adopted pursuant to Section 401 (k) of the Internal Revenue Code of 1986.  Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of their salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary.  The Company's contribution expense was $188,178, $168,604 and $91,219 for the years ended August 31, 2001, 2000 and 1999, respectively.

     Non-Qualified Deferred Savings Plan

     The Company has a non-qualified deferred savings plan covering directors and selected employees.  Participants may elect to defer a portion of their compensation for future payment.  The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors.  The Company's liability under the plan was $737,088 at August 31, 2001.

     Pension Plan

     The Company has non-contributory defined benefit pension plans covering substantially all employees excluding subsidiaries.  Net periodic pension cost was $449,696, $289,343, and $327,266 for the years ended August 31, 2001, 2000 and 1999, respectively.  The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level.  The plans provide for pension benefits determined by a participant's years of service and final average compensation.  The qualified plan assets consist of separate pooled investment accounts with a trust company.

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE K - BENEFITS (Continued)

	Year Ended August 31,
	2001	2000	1999
Net pension expense components:
Service cost of benefits earned during the period	$329,118	$289,503	$283,651

Interest cost on projected benefit obligations	447,942	350,585	355,789

Return on plan assets	(422,297)	(500,035)	(334,303)

Net amortization and deferral	94,933	149,290	22,129

Net periodic pension cost	$449,696	$289,343	$327,266
	=======	=======	=======

     The following table sets forth the actuarial present value of benefit obligations and funded status:

	August 31,
	2001	2000	1999
Accumulated benefit obligations	$2,882,790	$3,149,248	$2,706,803
	========	========	========
Projected benefit obligations	$(6,276,332)	$(4,939,023)	$(4,701,105)

Plan assets at fair value, including prefunded amounts	3,875,060	4,207,214	3,761,924

Funded status	(2,401,272)	(731,809)	(939,181)

Unrecognized net (gain) loss	643,269	(42,238)	186,130

Unrecognized prior service cost	956,448	190,681	214,752

Unamortized net transition assets	-	-	(6,997)
	_________	_________	_________
(Accrued) pension expense	$(801,555)	$583,366)	$(545,296)
	========	========	========

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

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

     The Company also has an agreement with its former Chairman of the Board who retired August 31, 1991, that the Company will make ten annual payments of $58,000 to him or his beneficiaries.

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

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE K - BENEFITS (Continued)

                  Stock Option Plans (Continued)

                  Options at August 31, 2001:

		Weighted			Weighted
		Average			Average
	Exercise	Exercise	Remaining		Exercise
Outstanding	Price	Price	Life	Exercisable	Price
254,355	$3.375-4.625	$ 3.40	5 years	96,855	$3.63
15,000	$8.75-9.09	$ 8.98	7 years	14,000	$9.02
5,000	$11.83	$11.83	8 years	3,000	$11.83

                 Stock option plan activity was as follows:

		Weighted		Weighted
		Average	Officers	Average
		Exercise	and	Exercise
	Directors	Price	Employees	Price
Outstanding August 31, 1998	70,500	$4.00	370,474	$3.59

Exercisable	40,500	$2.92	57,573	$3.43

Grants at market price	-	-	5,000	$11.83
Exercises	(19,000)	$4.63	(3,000)	$5.63
Outstanding August 31, 1999	51,500	$3.76	372,474	$3.68

Exercisable	36,500	$3.59	107,774	$3.73

Grants at market price	-	-	-	-
Exercises	(30,000)	$3.14	(86,619)	$3.79
Outstanding August 31, 2000	21,500	$6.84	285,855	$3.65

Exercisable	21,500	$6.84	76,355	$3.84

Exercises	(9,000)	$4.96	(24,000)	$3.78
Outstanding August 31, 2001	12,500	$8.20	261,855	$3.64

Exercisable	12,500	$8.20	101,355	$3.84

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE K - BENEFITS (Continued)

     Proforma Disclosures - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 (see Note A).  The proforma net income and earnings per share, based upon a Black-Scholes pricing model, using a volatility of 146.05%, a risk-free interest rate of 7.5%, a dividend yield of 4% and an expected life of 5 years, had Financial Accounting Standards Board Statement No. 123 been applied, are as follows:

August 31,
	2001	2000	1999
Net Income	$5,809,558	$5,711,089	$5,121,614
Basic net income per share	$1.45	$1.43	$1.31

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

	August 31, 2001		August 31, 2000
		Electronic		Electronic
	Specialized	Manufacturing	Specialized	Manufacturing
	Manufacturing	Services	Manufacturing	Services
Sales	$47,445,350	$22,307,509	$47,109,676	$20,870,500

Operating Profit	$10,322,166	$1,607,712	$10,018,565	$1,809,332

Identifiable assets	$27,234,081	$11,398,605	$29,428,664	$8,995,454

	August 31, 1999
		Electronic
	Specialized	Manufacturing
	Manufacturing	Services
Sales	$42,711,390	$6,536,525

Operating Profit	$9,182,016	$164,278

Identifiable assets	$24,441,128	$8,067,407

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE M - SUPPLEMENTAL CASH FLOW DATA

                  Cash paid during the year for:

	2001	2000	1999
Income taxes	$2,801,191	$2,846,770	$2,817,685
Interest	$ 727,444	$ 706,993	$ 340,591

NOTE N - INVESTMENT IN MINORITY INTERESTS

     The Company has formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  Chase Corporation owns a 42% interest in the joint venture at August 31, 2001.

NOTE O - ACQUISITIONS

     Effective January 27, 1999, Chase Corporation acquired the outstanding shares of D.C. Scientific, Inc., that it did not previously own.   In connection with the acquisition, D.C. Scientific, Inc. changed its name to Sunburst Electronic Manufacturing Solutions, Inc.

     Effective April 30, 1999, the Company acquired RWA, Inc., an electronic manufacturing services company.  The Company purchased the stock of RWA, Inc. for cash of $5,000,000 and a note for $2,700,000, discounted at 7.5%.   Contingent amounts at the time of purchase have been settled by an agreement to pay an additional $200,000 in 2002.

     Effective August 1, 1999, the Company acquired Northeast Quality Products, Inc. (NEQP), a printer of high quality pressure sensitive materials.

     Effective February 1, 2000, the Company acquired the assets and operations of  NETCO Automation, Inc., an electronic manufacturing services company specializing in prototyping and rework.

    Effective November 1, 2001, The Company acquired the assets and operations of Tapecoat, a division of TC Manufacturing Co., Inc. of Evanston, Illinois, a provider of protective coatings for the transportation, marine and geo-synthetics industries and for underground oil, gas and water pipelines.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CHASE CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
	Balance At	(1)	(2) (3)		Balance At
	Beginning	Charged To Cost	Charged To		End Of
Description	Of Period	and Expense	Other Accounts	Deductions	Period

Year ended Aug 31, 2001:
Allowance for doubtful accounts	$292,443	$40,057	$-	$67,554	$264,946

Year ended Aug 31, 2000:
Allowance for doubtful accounts	$257,049	$5,733	$29,661	$-	$292,443

Year ended Aug 31, 1999:
Allowance for doubtful accounts	$201,135	$(88,940)	$146,458	$1,604	$257,049

(1)  Deductions are charged to accounts receivable when specific amounts are judged to be uncollectible.  Reserves are adjusted based on reviews of the risk associated with specific accounts and with the overall collectibility expectations of the total receivables.

(2)  $29,661 reserve acquired with the purchase of assets of NETCO Automation, Inc.

(3)  $146,458 reserve acquired with purchase of RWA, Inc. $57,860 adjustment to insurance adjustment receivable recorded as prepaid insurance and $25,000 reserve acquired with majority interest in DC Scientific, Inc.