Form 10-Q
period 2001-11-30
CHASE CORP
filed 2002-01-11
CIK 830524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2001 Commission File Number:1-9852

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

Yes X	No
Common Shares Outstanding as of December 31, 2001	4,047,317

Part 1:  FINANCIAL INFORMATION

CHASE CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS	November 30	Aug 31
	2001	2001
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$82,904	$49,283
Trade receivables, less allowances
for doubtful accounts of $370,760
and $264,946 respectively	11,015,432	12,081,284
Note receivable from related party		147,000
Inventories (Note B)
Finished and in process	4,336,361	3,099,182
Raw Materials	6,153,802	5,859,553
	10,490,163	8,958,735
Prepaid expenses & other curr assets	1,071,157	458,796
Deferred taxes	194,836	186,836
TOTAL CURRENT ASSETS	22,854,492	21,881,934

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,118,888	524,423
Buildings	7,105,909	4,642,781
Machinery & equipment	21,260,599	18,612,037
Construction in Process	604,592	387,953
	30,089,988	24,167,194
Less allowance for depreciation	15,018,603	14,602,820
	15,071,385	9,564,374
OTHER ASSETS
Excess of cost over net assets of acquired
businesses less amortization	8,344,022	8,340,523
Patents, agreements and trademarks
less amortization	726,710	751,033
Cash surrender value of life insurance net	3,956,976	3,792,515
Deferred taxes	534,794	534,794
Investment in joint venture	1,335,981	1,179,243
Other	744,487	744,087
	15,642,970	15,342,195
	$53,568,847	$46,788,503
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	Nov. 30,	Aug 31,
	2001	2001
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES
Accounts payable	$5,092,561	$5,261,112
Notes payable	1,710,974	1,763,184
Accrued expenses	2,498,997	2,194,545
Accrued pension expense-current	353,857	353,857
Income taxes	92,671	188,066
Current portion of L.T. debt	3,104,425	2,543,400
TOTAL CURRENT LIABILITIES	12,853,485	12,304,164
LONG-TERM DEBT, less current portion	8,568,111	3,562,793
Long-term deferred compensation obligation	737,088	737,088

ACCRUED PENSION EXPENSE	564,727	447,698

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share authorized 100,000 shares; (issued-none)

Common Stock. par value $.10 a share, Authorized 10,000,000 shares; issued and outstanding 5,134,389 shares at Nov. 30, 2001, and 5,094,389 shares at Aug. 31, 2001 respectively.	513,439	509,439
Additional paid-in capital	4,170,066	3,721,442
Treasury Stock, 1,088,584 and 1,088,584 Nov. 30, 2001, and Aug. 31, 2001, respectively	(4,687,565)	(4,687,565)
Cum. G/(L) on currency translation	(223,381)	(213,002)
Retained earnings	31,072,877	30,406,446
	30,845,436	29,736,760
	$53,568,847	$46,788,503
	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS
(UNAUDITATED)

	Three Months Ended
	Nov. 30	Nov. 30
	2001	2000
Sales	$15,152,173	$17,784,472
Commissions and other income	201,111	141,453
Interest	2	44
	15,353,286	17,925,969
Cost and Expenses
Cost of products sold(Note B)	11,252,397	12,281,476
Sell, general and admin expenses	3,055,057	3,222,872
Bad debt expense	12,505	9,000
Interest expense	122,096	235,551
	14,442,055	15,748,899
Income before income taxes and minority interest and participations	911,231	2,177,070
Income taxes	284,800	736,000
Income before minority interest and participations	626,431	1,441,070
Income from minority interest	40,000	60,000

NET INCOME	$666,431	$1,501,070
	=======	======
Net income per share of Common Stock
Basic	$0.166	$0.376
	=====	=====
Fully Diluted	$0.163	$0.371
	=====	=====

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

3 MONTH ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

							Cumm
	Common Stock		Additional				Effect of	Total
	Shares		Paid-In	Treasury Stock		Retained	Currency	Shareholders
	Issued	Amount	Capital	Shares	Amount	Earnings	Translation	Equity
Balance @ Aug 31, 2000	5,073,613	$507,361	$3,625,023	1,088,584	$(4,687,565)	$25,964,349	$(180,073)	$25,229,095
Curr.Translation adjmt							(27,187)	(27,187)
Exer. of stock options	4,574	458	(458)					--
Compensatory stock issuance			24,624					24,624
Net Income for 3 months						1,506,264		1,506,264
	-----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ Nov 30, 2000	5,078,187	507,819	3,649,189	1,088,584	(4,687,565)	27,470,613	(207,260)	26,732,796

Curr.Translation adjmt							(5,742)	(5,742)
Exer. of stock options	16,202	1,620	(1,620)					--
Compensatory stock issuance			73,873					73,873
Net Income for 9 months						4,367,096		4,367,096
Dividends paid in cash								--
$.36 a share on common stock						(1,431,263)		(1,431,263)
	----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ Aug 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)	30,406,446	(213,002)	29,736,760

Curr.Translation adjmt							(10,379)	(10,379)
Treasury stock dividend								--
Issue of 40,000 shares-Tapecoat	40,000	4,000	424,000					428,000
Compensatory stock issuance			24,624					24,624
Net income for 3 months						666,431		666,431
	----------	---------	-----------	----------	-------------	-------------	-----------	------------
Balance @ Nov. 30, 2001	5,134,389	$513,439	$4,170,066	1,088,584	$(4,687,565)	$31,072,877	$(223,381)	$30,845,436
	=======	======	=======	=======	========	========	=======	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	Nov. 30, 2001	Nov 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$666,431	$1,501,070
Adjmts. to reconcile net income to net cash provided by operating activities:
Income from joint venture	(40,000)	(60,000)
Depreciation	415,783	340,416
Amortization	24,322	189,448
Provision for losses on accounts receivable	105,814	(17,843)
Stock issued for compensation	24,624	24,624
Deferred taxes	(8,000)	9,000
Change in assets and liabilities
Proceeds from notes receivable	147,000
Trade receivables	960,039	660,329
Inventories	(1,531,428)	(1,253,739)
Prepaid. expenses & other current assets	(612,358)	(164,758)
Accounts payable	(168,555)	(45,111)
Accrued expenses	421,481	101,838
Income taxes payable	(95,395)	100,452
Deferred compensation	0	477
TOTAL ADJUSTMENTS	(356,673)	(114,867)
NET CASH FROM OPERATIONS	309,758	1,386,203
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,505,173)	(565,451)
Investment in trusteed assets	(400)	(4,698)
Purchase of cash surrender value	(164,461)	(117,491)
Proceeds from note payable	(52,210)	(113,622)
Investment in subsidiaries	(3,500)	(23,347)
Cash paid for investments	(116,738)	(20,000)
	(5,842,482)	(844,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	7,925,000	1,800,000
Payments of principal on debt	(758,655)	(407,760)
Net borrowing under line-of-credit	(1,600,000)	(1,900,000)
Reduction of cash paid for dividends	__________	5,194
	5,566,345	(502,566)
NET CHANGE IN CASH	33,621	39,028
CASH AT BEGINNING OF PERIOD	49,283	65,289

CASH AT END OF PERIOD	$82,904	$104,317
	========	========
CASH PAID DURING PERIOD FOR:
Income taxes	$457,295	$345,016
Interest	$122,096	$235,551

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION	SECURITIES AND EXCHANGE COMMISSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

January 9, 2002

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

Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period.  The average number of shares outstanding used in determining basic per share results was 4,018,992  for the period of  three months ended November 30, 2001.  Earnings per share on a fully diluted basis were calculated on 4,095,734  common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Acquisition of Assets

Chase Corporation (the "Company") has purchased certain operating assets of the Tapecoat Division of  TC Manufacturing, Inc. from TC Manufacturing, Inc. for cash and liabilities of eight million dollars ($8,000,000) (subject to certain adjustments) and 40,000 shares of Chase Corporation common stock.

Note E - Change in Accounting Principles

The Company adopted FAS 142 on September 1, 2001, the beginning of fiscal 2002.  In connection with the adoption of FAS 142, the Company will perform a transitional goodwill impairment assessment.  We have not yet determined the impact these standards will have on our operating results and financial position.

Note F - Review by Independent Public Accountant

The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures.  Based upon such review, no adjustments or additional disclosure were recommended.

Letter from the independent public accountant is included as a part of this report.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors

Chase Corporation

Bridgewater, Massachusetts

We have reviewed the consolidated balance sheet of Chase Corporation and  Subsidiaries as of November 30, 2001  and  the related consolidated statements of operations, stockholders equity, and cash flows for the periods of three months ended November 30, 2001 and November 30, 2000;  in accordance with Statements on Standards for  Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Chase Corporation.

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

We have previously audited, in accordance with U. S. generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated  November 7, 2001, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts

January 9, 2002

Results of Operations

     Net revenues during fiscal 2002 decreased to $15,353,000, a decline of $2,573,000 or 14% when compared to the first quarter of fiscal 2001.  The recession that began during the second half of fiscal 2001 continued to negatively impact performance in the first quarter of fiscal 2002.  Certain of the Company's Specialized Manufacturing and Electronic Manufacturing Services (EMS) operations with greater exposure to the telecommunications market were more adversely affected by the economic downturn.

     Effective November 1, 2001, the Company completed its acquisition of the assets of the Tapecoat Division of TC Manufacturing, Inc., which serves the oil and gas pipeline and other specialized manufacturing markets.  Tapecoat provided both sales and profit contributions during the first quarter of fiscal 2002.

     First quarter fiscal 2001 net revenues had grown 20% to $17,926,000, an increase of $2,974,000 when compared to the first quarter of fiscal 2000.   Fiscal 2001 first quarter revenues for the Specialized Manufacturing and Electronic Manufacturing Services (EMS) segments increased 8% and 55% respectively when compared to the same period in fiscal 2000.

Sales and Operating Profit by Segment
     ($-000)

For the first quarter ended:		Sales	Operating	%
November 30, 2001			Profit
	Specialized Manufacturing	$10,245	$1,661	16.2
	Electronic Manufacturing Services	$ 4,907	$ 43	0.9
		$15,152	$1,704	11.2

November 30, 2000
	Specialized Manufacturing	$11,837	$2,556	21.6
	Electronic Manufacturing Services	$ 5,947	$ 703	11.8
		$17,784	$3,259	18.3

November 30, 1999
	Specialized Manufacturing	$11,001	$2,380	21.6
	Electronic Manufacturing Services	$ 3,837	$ 298	7.8
		$14,838	$2,678	18.0

     The cost of products sold decreased $1,029,000 in the most recent quarter as compared to the same quarter last year.  This decrease was mostly volume related.  When comparing first quarter fiscal 2002 to 2001, as a percent of sales, the cost of products increased to 74.3% from 69.1%.  The increase this year, as a percent of sales, related to product mix, selling price erosion created by competitive pressure, and lower volume, which decreased efficiencies previously gained through greater economies of scale.

     When comparing fiscals 2001 and 2000 cost of products sold increased in the first quarter as compared to the same quarter for the previous year.   This increase was volume related to a large extent.  As a percent of sales, there was no change.  While the Company had some increase in raw materials, manufacturing costs remained somewhat constant in spite of the increased volume.  The continued improvement in productivity helped to offset lost margin related to some selling price erosion within our traditional markets.

    Selling and administrative expenses were lower during the current year, however, as a percent of sales, increased to 20.2% from 18.1%.  The Company will continue to be focused on expense reduction while maintaining and improving the quality of its products and services to the marketplace.

     Interest expense decreased to $122,000 during the first quarter as compared to $236,000 and $190,000 respectively against the prior like periods.   The decrease was related to both the repayment of debt incurred for fiscal 1999 and 2000 acquisitions, as well as, a reduction in interest rates.  The increase interest expense during the prior year was associated with the borrowing required to complete our acquisitions.  The Company continues to benefit from low borrowing rates from its financial institutions.  We anticipate that interest expense will increase during the second quarter as a result of first quarter asset acquisitions.

     A majority of the earnings decline during the first three months of fiscal 2002 resulted from the lower sales volume for products and services provided to the telecommunications market.  Although not meeting our expectations, more traditional markets being served by both of the Company's operating segments continued to provide respectable contributions in spite of the recession.  We do not expect to see complete recovery over the next quarter.  Therefore, management will continue to prudently make strategic cost structure improvements in order to maximize margins.  Management will also continue its approach of seeking to maximize and expand its current business, while at the same time seeking future opportunities through selective acquisitions.

     The effective tax rate over the past three years is lower than the applicable tax rate.  The Company continues to receive the benefit of solid export sales through its Chase Export Corporation subsidiary.  Also, effective January 1999, Chase acquired 100% ownership of Sunburst EMS that enabled us to consolidate its historical losses for income tax purposes.

     The income from minority interest relates to our equity position in the Stewart Group, Inc., Toronto, Canada.

Liquidity and Sources of Capital

    The ratio of current assets to current liabilities was 1.8 at the end of the first quarter of fiscal 2002 as compared to 1.7 at the prior year-end.

    Long-term debt increased by $5,005,000 and total liabilities increased by $5,672,000 when compared to the end of fiscal 2001.  This increase in total liabilities was primarily related to the Tapecoat asset acquisition that was effective on November 1, 2001.

    The Company had $3,530,000 in available credit at November 30, 2001 under its credit arrangements with its bank and plans to utilize this means to help finance its interim needs during the year.  Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos.141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets.  FAS 141 replaces APB 16 and eliminates pooling-of interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

     FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill.  Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company will adopt FAS 142 on September 1, 2001, the beginning of fiscal 2002.  In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment.  We have not yet determined the impact these standards will have on our operating results and financial position.  Amortization of Goodwill was $666,745, $660,074 and $159,582 for the fiscal years 2001, 2000, and 1999 respectively.

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

                               Pursuant to reg. S-K item 601
                               no exhibits are required.

    (b)Reports on Form 8-K

A report on form 8-K was filed on November 28, 2001 relating to the purchase of certain assets.

          No financial statements were filed during the three months ended November 30, 2001.

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by
the undersigned thereunto duly authorized.

CHASE CORPORATION
/s/ Peter R. Chase
Peter R. Chase, President & CEO

Dated: January 9,  2002