Form 10-Q
period 2002-02-28
CHASE CORP
filed 2002-04-10
CIK 830524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2002 Commission File Number:1-9852

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

Yes X	No
Common Shares Outstanding as of March 31, 2002	4,047,317

Part 1:  FINANCIAL INFORMATION

CHASE CORPORATION

CONSOLIDATED BALANCE SHEET

ASSETS	Feb. 28	Aug 31
	2002	2001
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$249,120	$49,283
Trade receivables, less allowances
for doubtful accounts of $351,231
and $264,946 respectively	11,424,180	12,081,284
Note receivable from related party		147,000
Inventories (Note B)
Finished and in process	5,288,818	3,099,182
Raw Materials	4,729,822	5,859,553
	10,018,640	8,958,735
Prepaid expenses & other curr assets	944,662	458,796
Deferred taxes	226,330	186,836
TOTAL CURRENT ASSETS	22,862,932	21,881,934

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,156,199	524,423
Buildings	7,182,561	4,642,781
Machinery & equipment	21,486,459	18,612,037
Construction in Process	829,039	387,953
	30,654,258	24,167,194
Less allowance for depreciation	15,496,353	14,602,820
	15,157,905	9,564,374
OTHER ASSETS
Excess of cost over net assets of acquired
businesses less amortization	8,344,022	8,340,523
Patents, agreements and trademarks
less amortization	702,387	751,033
Cash surrender value of life insurance net	4,186,017	3,792,515
Deferred taxes	647,883	534,794
Investment in joint venture	1,269,595	1,179,243
Other	866,061	744,087
	16,015,965	15,342,195
	$54,036,802	$46,788,503
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	Feb. 28	Aug 31
	2002	2001
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES
Accounts payable	$5,846,599	$5,261,112
Notes payable	1,702,000	1,763,184
Accrued expenses	2,365,948	2,194,545
Accrued pension expense-current	353,857	353,857
Income taxes	(325,831)	188,066
Deferred compensation
Current portion of L.T. debt	2,688,563	2,543,400
TOTAL CURRENT LIABILITIES	12,631,136	12,304,164
LONG-TERM DEBT, less current portion	9,611,731	3,562,793
Long-term deferred compensation obligation	859,061	737,088

ACCRUED PENSION EXPENSE	708,282	447,698

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share authorized 100,000 shares; (issued-none)

Common Stock. par value $.10 a share, Authorized 10,000,000 shares; issued and outstanding 5,135,901 shares at Feb. 28, 2002, and 5,094,389 shares at Aug. 31, 2001 respectively.	513,590	509,439
Additional paid-in capital	4,194,539	3,721,442
Treasury Stock, 1,088,584 and 1,088,584 Feb. 28, 2002, and Aug. 31, 2001, respectively	(4,687,565)	(4,687,565)
Cum. G/(L) on currency translation	(235,406)	(213,002)
Retained earnings	30,441,434	30,406,446
	30,226,592	29,736,760
	$54,036,802	$46,788,503
	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS

(UNAUDITATED)

	Six Months Ended		Three Months Ended
	Feb. 28	Feb. 28	Feb. 28	Feb. 28
	2002	2001	2002	2001
Sales	$31,999,373	$34,521,828	$16,847,200	$16,737,356
Commissions and other income	407,887	312,536	206,776	171,083
Interest	178	220	176	176
	32,407,438	34,834,584	17,054,152	16,908,615
Cost and Expenses
Cost of products sold(Note B)	23,870,015	24,309,743	12,617,618	12,028,267
Sell, general and admin expenses	6,212,032	6,296,118	3,156,975	3,073,246
Bad debt expense	61,427	18,000	48,922	9,000
Interest expense	265,786	470,026	143,690	234,475
	30,409,260	31,093,887	15,967,205	15,344,988
Income before income taxes and minority interest and participation	1,998,178	3,740,697	1,086,947	1,563,627
Income taxes	595,900	1,242,300	311,100	506,300
Income before minority interest and participation	1,402,278	2,498,397	775,847	1,057,327
Income from minority interest	75,000	126,000	35,000	66,000

NET INCOME	$1,477,278	$2,624,397	$810,847	$1,123,327
	=======	=======	=======	======
Net income per share of Common Stock
Basic	$0.366	$0.657	$0.200	$0.281
	=====	=====	=====	=====
Fully Diluted	$0.359	$0.648	$0.196	$0.277
	=====	=====	=====	=====

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

6 MONTH ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

							Cumm
	Common Stock		Additional				Effect of	Total
	Shares		Paid-In	Treasury Stock		Retained	Currency	Shareholders
	Issued	Amount	Capital	Shares	Amount	Earnings	Translation	Equity
Balance @ Aug 31, 2000	5,073,613	$507,361	$3,625,023	1,088,584	$(4,687,565)	$25,964,349	$(180,073)	$25,229,095
Curr.Translation adjmt							(25,794)	(25,794)
Exer. of stock options	15,708	1,571	(1,571)					--
Compensatory stock issuance			49,249					49,249
Net Income for 6 months						2,624,397		2,624,397
Div pd in cash
$.36 a share on common stock						(1,431,263)		(1,431,263)
	-----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ Feb 28, 2001	5,089,321	508,932	3,672,701	1,088,584	(4,687,565)	27,157,483	(205,867)	26,445,684

Curr.Translation adjmt							(7,135)	(7,135)
Exer. of stock options	5,068	507	(507)					--
Compensatory stock issuance			49,248					49,248
Net Income for 6 months						3,248,963		3,248,963
	----------	---------	-----------	----------	------------	------------	----------	------------
Balance @ Aug 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)	30,406,446	(213,002)	29,736,760

Curr.Translation adjmt							(22,404)	(22,404)
Treasury Stock dividend								--
Exer. of stock options	1,512	151	(151)					--
Issue of 40,000 shares-Tapecoat	40,000	4,000	424,000					428,000
Compensatory stock issuance			49,248					49,248
Net Income for 6 months						1,477,278		1,477,278
Dividends paid in cash
$.36 a share on common stock						(1,442,290)		(1,442,290)
	----------	---------	-----------	----------	-------------	-------------	-----------	------------
Balance @ Feb 28, 2002	5,135,901	$513,590	$4,194,539	1,088,584	$(4,687,565)	$30,441,434	$(235,406)	$30,226,592
	=======	======	=======	=======	========	========	=======	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Feb. 28, 2002	Feb. 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,477,278	$2,624,397
Adjmts. to reconcile net income to net cash provided by operating activities:
Income from joint venture	(75,000)	(126,000)
Depreciation	893,533	732,444
Amortization	48,645	379,036
Provision for losses on accounts receivable	86,285	(39,643)
Stock issued for compensation	49,248	49,249
Deferred taxes	(152,583)	(400,170)
Change in assets and liabilities
Proceeds from notes receivable	147,000
Trade receivables	570,820	1,325,294
Inventories	(1,059,905)	(778,674)
Prepaid. expenses & other current assets	(485,863)	(185,617)
Accounts payable	585,483	(372,795)
Accrued expenses	431,987	274,216
Income taxes payable	(513,897)	89,525
Deferred compensation	0	73,938
TOTAL ADJUSTMENTS	525,753	1,020,803
NET CASH FROM OPERATIONS	2,003,031	3,645,200
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,081,468)	(1,054,988)
Cash paid for investment	(15,352)	(20,000)
Investment in trusteed assets	0	(77,859)
Investment in subsidiaries	(3,500)	(153,347)
Purchase of cash surrender value	(393,502)	(306,074)
Dividend received from joint venture	0	245,826
	(6,493,822)	(1,366,442)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	12,225,000	6,544,884
Payments of principal on debt	(6,030,898)	(7,321,972)
Net borrowing under line-of-credit	(61,184)	(121,760)
Dividend paid	(1,442,290)	(1,436,457)
Reduction of cash paid for dividends	_________	5,194
	4,690,628	(2,330,111)
NET CHANGE IN CASH	199,837	(51,353)
CASH AT BEGINNING OF PERIOD	49,283	65,289

CASH AT END OF PERIOD	$249,120	$13,936
	========	========
CASH PAID DURING PERIOD FOR:
Income taxes	$1,385,285	$1,490,723
Interest	$265,786	$470,026

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION	SECURITIES AND EXCHANGE COMMISSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

April 9, 2002

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

Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period.  The average number of shares outstanding used in determining basic per share results was 4,032,984 and 4,047,132 for the period of six months and three months ended February 28, 2002.  Earnings per share on a fully diluted basis were calculated on 4,116,380 and 4,132,639 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

Note D - Acquisition of Assets

Chase Corporation (the "Company") has purchased certain operating assets of the Tapecoat Division of TC Manufacturing, Inc. from TC Manufacturing, Inc. for cash and liabilities of eight million dollars ($8,000,000) (subject to certain adjustments) and 40,000 shares of Chase Corporation common stock.  Additionally, the Company purchased buildings and land for one million seven hundred thousand dollars ($1,700,000).

Note E - Review of Goodwill

In accordance with statement of financial accounting standards number 142, which the Company adopted September 1, 2001, an interum evaluation of goodwill has been conducted.   Based on the evaluation of estimated future cash flows no adjustment to goodwill has been made at this time.

Note F - Review by Independent Public Accountant

The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures.  Based upon such review, no adjustments or additional disclosure were recommended.

Letter from the independent public accountant is included as a part of this report.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors

Chase Corporation

Bridgewater, Massachusetts

We have reviewed the consolidated balance sheet of Chase Corporation and  Subsidiaries as of February 28, 2002  and  the related consolidated statements of operations, stockholders equity, and cash flows for the periods of three and six months ended February 28, 2002 and February 28, 2001;  in accordance with Statements on Standards for  Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Chase Corporation.

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

/S/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts

April 8, 2002

Results of Operations

     Net revenues decreased 7% for the first six months of fiscal 2002 verses the same period last year although second quarter revenues were about the same when compared to the same period in fiscal 2001.  The Company's performance continued to be negatively impacted by the recession, which was somewhat offset from the benefits of our acquisition of the Tapecoat Division of TC Manufacturing, Inc. concluded   November 1, 2001.  Certain of the Company's Electronic Manufacturing Services (EMS) operations continue to be more adversely affected by the economic downturn.   Our diversification has enabled us to withstand significant adversity while continuing to operate on a positive basis and at the same time making investments that will benefit our Company in the future.

     When comparing the six months fiscal 2001 revenue to that of the prior year, the majority of the 16% increase related to the investments and acquisitions within the EMS segment that were concluded during fiscal 1999.

Sales and Operating Profit by Segment
     ($-000)

For the six months ended:		Sales	Operating	%
February 28, 2002			Profit
	Specialized Manufacturing	$21,961	$3,420	15.6
	Electronic Manufacturing Services	$10,038	$ 176	1.8
		$31,999	$3,596	11.2

February 28, 2001
	Specialized Manufacturing	$22,776	$4,642	20.4
	Electronic Manufacturing Services	$11,746	$1,153	9.8
		$34,522	$5,795	16.8

February 29, 2000
	Specialized Manufacturing	$21,826	$4,466	20.5
	Electronic Manufacturing Services	$ 7,929	$ 475	6.0
		$29,755	$4,941	16.6

     The cost of products sold increased by almost $600,000 during the current quarter when comparing it to the same quarter last year.  When comparing the 6 month period this year versus the prior year there is a slight increase.  This year to date decrease is somewhat related to volume.  For the first half as a percent of sales, cost of products increased to 74.6% from 69.8%  The six month and 3 month percentage increase is associated with a change in product mix, some selling price erosion created by competitive pressure, and lower volume which decreased efficiencies previously gained through greater economies of scale.

   When comparing fiscals 2001 and 2000, the increases in the quarter and year to date were to a large extent volume related.  For the first half as a percent of sales, the increase was less than 1%.  During that period, raw material price increases were somewhat offset by stabilized manufacturing overhead and productivity improvements.

    Selling and administration expenses have remained relatively constant during the current year, however, as a percent of sales they have increased by 1.2%.  When comparing fiscal 2001 to 2000 the increase of $755,000 was mostly volume related.  The Company continues to invest in personnel to support future growth while continuing to be focused on cost containment while it continues to provide quality products and services to the market place.

     Interest expense decreased to $266,000 for the first six months of this year as compared to $470,000 and $410,000 for the periods of 2001 and 2000.   The decrease relates to the repayment of debt incurred for acquisitions and also the reductions to interest rates.  During the prior periods, the increased level of interest expense  was associated with the debt incurred to complete acquisitions.  The Company continues to benefit from low borrowing rates from its financial institutions.

     A majority of the earnings decline during the first six months of fiscal 2002 are the result of lower sales volume for products and services and the associated profitability provided by our telecommunication market.  Our more traditional markets continue to provide respectable contributions in spite of the recession.  We expect that our improvement during the second quarter of this year will continue during the remainder of fiscal 2002.  It is however still very difficult to predict a full recovery although we  sense more positive opportunities than negative.  We will continue on our program of seeking to maximize and expand our current business, while at the same time seeking future opportunities through selective acquisitions.

    The effective tax rate over the past three years is lower than the applicable tax rate.  The Company continues to receive the benefit of solid export sales through its Chase Export Corporation subsidiary.  We also continues to receive the benefit of its Sunburst EMS acquisition as it consolidates their results for tax purposes.

     The increase from minority interest is associated with our 42% equity position in the Stewart Group, Inc., Toronto, Canada.

Liquidity and Sources of Capital

    The ratio of current assets to current liabilities was 1.8 at the end of the second quarter of fiscal 2002 as compared to 1.7 at the prior year-end.

    Long-term debt increased by $6,049,000 and total liabilities increased by $6,758,000 when compared to fiscal 2001.  The majority of the increase is related to the debt incurred for the Tapecoat asset acquisition which was effective November 1, 2001.

    The Company had $1,775,000 in available credit at February 28, 2002 under its credit arrangements with its bank and plans to utilize this means to help finance its interim needs during the year.  Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

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

     FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill.  Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company adopted FAS 142 on September 1, 2001, the beginning of fiscal 2002.  In connection with the adoption of FAS 142, the Company was required to perform a transitional goodwill impairment assessment.  An interim evaluation of goodwill has been conducted based on the evaluation of estimated future cash flow and no adjustments to goodwill are required at this time.  Amortization of Goodwill was $666,745, $660,074 and $159,582 for the fiscal years 2001, 2000, and 1999 respectively.

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

          No financial statements were filed during the three months ended February 28, 2002.

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by
the undersigned thereunto duly authorized.

CHASE CORPORATION
/s/ Peter R. Chase
Peter R. Chase, President & CEO

Dated: April   9,  2002