Form 10-Q
period 2002-05-31
CHASE CORP
filed 2002-07-12
CIK 830524

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

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2002 Commission File Number:1-9852

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

Yes X	No
Common Shares Outstanding as of June 30, 2002	4,047,317

Part 1:  FINANCIAL INFORMATION

CHASE CORPORATION

CONSOLIDATED BALANCE SHEET

ASSETS	May 31,	Aug 31
	2002	2001
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$231,413	$49,283
Trade receivables, less allowances
for doubtful accounts of $363,800
and $264,946 respectively	11,165,458	12,081,284
Note receivable from related party		147,000
Inventories (Note B)
Finished and in process	4,829,928	3,099,182
Raw Materials	4,970,920	5,859,553
	9,800,848	8,958,735
Prepaid expenses & other curr assets	882,684	458,796
Deferred taxes	184,330	186,836
TOTAL CURRENT ASSETS	22,264,733	21,881,934

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,099,517	524,423
Buildings	7,264,613	4,642,781
Machinery & equipment	21,531,349	18,612,037
Construction in Process	1,220,746	387,953
	31,116,225	24,167,194
Less allowance for depreciation	16,036,814	14,602,820
	15,079,411	9,564,374
OTHER ASSETS
Excess of cost over net assets of acquired
businesses less amortization	8,581,731	8,340,523
Patents, agreements and trademarks
less amortization	678,064	751,033
Cash surrender value of life insurance net	4,422,218	3,792,515
Deferred taxes	689,883	534,794
Investment in joint venture	1,314,595	1,179,243
Other	890,346	744,087
	16,576,837	15,342,195
	$53,920,981	$46,788,503
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31	Aug 31
	2002	2001
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES
Accounts payable	$5,200,324	$5,261,112
Notes payable	1,687,046	1,763,184
Accrued expenses	2,301,119	2,194,545
Accrued pension expense-current	407,156	353,857
Income taxes	(30,519)	188,066
Deferred compensation
Current portion of L.T. debt	2,388,844	2,543,400
TOTAL CURRENT LIABILITIES	11,953,970	12,304,164
LONG-TERM DEBT, less current portion	9,193,784	3,562,793
Long-term deferred compensation obligation	883,346	737,088

ACCRUED PENSION EXPENSE	450,944	447,698

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share authorized 100,000 shares; (issued-none)

Common Stock. par value $.10 a share, Authorized 10,000,000 shares; issued and outstanding 5,135,901 shares at May 31, 2002, and 5,094,389 shares at Aug. 31, 2001 respectively.	513,590	509,439
Additional paid-in capital	4,219,163	3,721,442
Treasury Stock, 1,088,584 and 1,088,584 May 31, 2002, and Aug. 31, 2001, respectively	(4,687,565)	(4,687,565)
Cum. G/(L) on currency translation	(204,568)	(213,002)
Retained earnings	31,598,317	30,406,446
	31,438,937	29,736,760
	$53,920,981	$46,788,503
	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS

(UNAUDITATED)

	Nine Months Ended		Three Months Ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001
Sales	$50,220,919	$51,506,494	$18,221,546	$16,984,666
Commissions and other income	725,479	522,237	317,592	209,701
Interest	178	222	0	2
	50,946,576	52,028,953	18,539,138	17,194,369
Cost and Expenses
Cost of products sold(Note B)	37,172,320	36,364,028	13,302,305	12,054,285
Sell, general and admin expenses	9,684,098	9,231,177	3,472,066	2,935,059
Bad debt expense	82,435	43,609	21,008	25,609
Interest expense	406,362	650,259	140,576	180,233
	47,345,215	46,289,073	16,935,955	15,195,186
Income before income taxes and minority interest and participation	3,601,361	5,739,880	1,603,183	1,999,183
Income taxes	1,077,200	1,876,900	481,300	634,600
Income before minority interest and participation	2,524,161	3,862,980	1,121,883	1,364,583
Income from minority interest	110,000	211,000	35,000	85,000

NET INCOME	$2,634,161	$4,073,980	$1,156,883	$1,449,583
	=======	=======	=======	======
Net income per share of Common Stock
Basic	$0.652	$1.020	$0.286	$0.362
	=====	=====	=====	=====
Fully Diluted	$0.637	$1.004	$0.279	$0.357
	=====	=====	=====	=====

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

9 MONTH ENDED May 31, 2002 AND May 31, 2001

							Cumm
	Common Stock		Additional				Effect of	Total
	Shares		Paid-In	Treasury Stock		Retained	Currency	Shareholders	Comprehensive
	Issued	Amount	Capital	Shares	Amount	Earnings	Translation	Equity	Income
Balance @ Aug 31, 2000	5,073,613	$507,361	$3,625,023	1,088,584	$(4,687,565)	$25,964,349	$(180,073)	$25,229,095
Curr.Translation adjmt							(26,197)	(26,197)	$(26,197)
Exer. of stock options	19,138	1,914	(1,914)					--
Compensatory stock issuance			73,874					73,874
Net Income for 9 months						4,073,980		4,073,980	4,073,980
Div pd in cash
$.36 a share on common stock						(1,431,263)		(1,431,263)
	-----------	---------	-----------	----------	------------	------------	----------	------------	------------
Balance @ May 31,2001	5,092,751	509,275	3,696,983	1,088,584	(4,687,565)	28,607,066	(206,270)	27,919,489	4,047,783
									========
Curr.Translation adjmt							(6,732)	(6,732)	(6,732)
Exer. of stock options	1,638	164	(164)					--
Compensatory stock issuance			24,623					24,623
Net Income for 3 months						1,799,380		1,799,380	1,799,380
	----------	---------	-----------	----------	------------	------------	----------	------------	------------
Balance @ Aug 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)	30,406,446	(213,002)	29,736,760	1,792,648

Curr.Translation adjmt							8,434	8,434	8,434
Treasury Stock dividend								--
Exer. of stock options	1,512	151	(151)					--
Issue of 40,000 shares-Tapecoat	40,000	4,000	424,000					428,000
Compensatory stock issuance			73,872					73,872
Net Income for 9 months						2,634,161		2,634,161	2,634,161
Dividends paid in cash
$.36 a share on common stock						(1,442,290)		(1,442,290)
	----------	---------	-----------	----------	-------------	-------------	-----------	------------	------------
Balance @ May 31,2002	5,135,901	$513,590	$4,219,163	1,088,584	$(4,687,565)	$31,598,317	$(204,568)	$31,438,937	$2,642,595
	=======	======	=======	=======	========	========	=======	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	May 31, 2002	May 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,634,161	$4,073,980
Adjmts. to reconcile net income to net cash provided by operating activities:
Income from joint venture	(110,000)	(211,000)
Depreciation	1,433,994	1,124,598
Amortization	72,967	568,694
Provision for losses on accounts receivable	98,854	(30,743)
Stock issued for compensation	73,872	73,874
Deferred taxes	(152,583)	(432,170)
Change in assets and liabilities
Proceeds from notes receivable	147,000
Trade receivables	816,973	485,555
Inventories	(842,113)	(986,575)
Prepaid. expenses & other current assets	(423,885)	(186,279)
Accounts payable	(60,792)	(581,495)
Accrued expenses	163,119	273,094
Income taxes payable	(218,585)	17,562
Deferred compensation	0	73,938
TOTAL ADJUSTMENTS	998,821	189,053
NET CASH FROM OPERATIONS	3,632,982	4,263,033
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,512,596)	(1,578,019)
Cash paid for investment	(25,352)	(20,000)
Investment in trusteed assets	0	(77,859)
Investment in subsidiaries	(241,209)	(153,347)
Purchase of cash surrender value	(629,703)	(158,235)
Dividend received from joint venture	0	245,826
	(7,408,860)	(1,741,634)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	14,225,000	9,361,172
Payments of principal on debt	(8,748,564)	(10,230,006)
Net borrowing under line-of-credit	(76,138)	(278,879)
Dividend paid	(1,442,290)	(1,431,263)
	3,958,008	(2,578,976)
NET CHANGE IN CASH	182,130	(57,577)
CASH AT BEGINNING OF PERIOD	49,283	65,289

CASH AT END OF PERIOD	$231,413	$7,712
	======	====
CASH PAID DURING PERIOD FOR:
Income taxes	$1,599,064	$2,338,624
Interest	$406,362	$650,259

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION	SECURITIES AND EXCHANGE COMMISSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

July 08, 2002

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

Note C - Income per Share of Common Stock

Income per share is based on the average number of shares and share equivalents outstanding during the period.  The average number of shares outstanding used in determining basic per share results was 4,037,814 and 4,047,317 for the period of nine months and three months ended May 31, 2002.  Earnings per share on a fully diluted basis were calculated on 4,135,651 and 4,143,471 common shares and share equivalents. Common share equivalents arise from the issuance of certain stock options.

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

Note F - Earnings Per Share

	Nine Months Ended		Three Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Income available to common shareholders	$2,634,161	$4,073,980	$1,156,883	$1,449,583

Weighted average common shares outstanding	4,037,814	3,995,667	4,047,317	4,001,930
Basic earnings per share	0.65	0.94	0.29	0.36

Weighted average common shares outstanding	4,037,814	3,995,667	4,047,317	4,001,930

Effect of options outstanding	97,837	61,082	96,154	62,432
Common shares and share equivalents	4,135,651	4,056,739	4,143,471	4,064,362
Diluted earnings per share	0.64	0.93	0.28	0.36

Note G - Review by Independent Public Accountant

The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures.  Based upon such review, no adjustments or additional disclosure were recommended.

Letter from the independent public accountant is included as a part of this report.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors

Chase Corporation

Bridgewater, Massachusetts

We have reviewed the consolidated balance sheet of Chase Corporation and  Subsidiaries as of May 31, 2002  and  the related consolidated statements of operations, stockholders equity, and cash flows for the periods of three and nine months ended May 31, 2002 and May 31, 2001;  in accordance with Statements on Standards for  Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Chase Corporation.

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

/S/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts

July 12, 2002

Results of Operations

     Net revenues decreased 2% for the first nine months of fiscal 2002 versus the same period last year while third quarter revenue increased 8% when compared to the same period in fiscal 2001.  The Company's performance continued to be impacted by the recession, which was somewhat offset from the benefits of our asset acquisition of the Tapecoat Division of TC Manufacturing, Inc. concluded  November 1, 2001.  The revenue generated by Tapecoat through May 31, 2002 amounted to $4,413,000.  During the third quarter, the Company also had some improvement in certain key product areas that last year were negatively effected by the slowing economy.  This is also evidenced by the slight improvement in our operating profit as a percent of sales when comparing our last quarter (11.2%) report to this quarter (11.9%).   However, the Company's Electronic Manufacturing Services (EMS) segment continues to be more adversely affected by the economic downturn.  Overall, our diversification has enabled us to take advantage of certain construction and manufacturing markets enabling us to continue to operate on a positive basis.

     When comparing the nine months fiscal 2001 revenue to that of the prior year, the majority of the 7% increase related to the investments and acquisitions within the EMS segment that were concluded during fiscal 1999.  The third quarter of fiscal 2001 was the period that the slowing economy had its first material impact on Chase Corporation.

Sales and Operating Profit by Segment
     ($-000)

For the nine months ended:	Sales	Operating	%
May 31, 2002		Profit
Specialized Manufacturing	$35,184	$5,640	16.0
Electronic Manufacturing Services	$15,037	$ 351	2.3
	$50,221	$5,991	11.9
Less: Common Costs		(2,390)
Income Before Tax and Minority Interest		$3,601

May 31, 2001
Specialized Manufacturing	$34,859	$7,175	20.6
Electronic Manufacturing Services	$16,648	$1,505	9.0
	$51,507	$8,680	16.9
Less: Common Costs		(2,940)
Income Before Tax and Minority Interest		$5740

May 31, 2000
Specialized Manufacturing	$34,068	$6,885	20.2
Electronic Manufacturing Services	$14,217	$1,029	7.2
	$48,285	$7,914	16.4
Less: Common Costs		(2,708)
Income Before Tax and Minority Interest		$5,206

     The cost of products sold increased $1,250,000 during the current quarter when comparing it to the same quarter last year.  When comparing the like period for the first nine months of fiscal 2002 to that of the previous year, the increase was $800,000.  To a large extent, these increases are volume related although for the first nine months as a percent of sales, cost of products increased by 4% to 74%.  The percent of increase is associated with selling price erosion created by competitive pressure, a product mix change and lower volume during the nine month period, thereby decreasing efficiencies previously achieved through economics of scale.

    When comparing the like periods of 2001 and 2000, the cost of product variance was not material.  Raw material price increases were offset by the benefits of product mix and a stabilized manufacturing and productivity environment.

     Selling and administration expenses increased $450,000 during the current year, and as a percent of sales have increased by 1.4%.   The additional costs are primarily associated with the Tapecoat acquisition.   When comparing fiscal 2001 to 2000 the increase of $634,000 was predominantly volume related.  The Company has also invested in personnel required to support future growth while continuing to be focused on cost containment.

     Interest expense decreased to $406,000 for the first nine months of this year as compared to $650,000 and $659,000 for the periods of 2001 and 2000.   The decrease relates to the repayment of debt incurred for acquisitions and also the reductions to interest rates.  The prior period interest expense increase was primarily associated with the debt incurred to complete acquisitions.  The Company continues to benefit from the low borrowing rates from its financial institutions.

     A majority of the earnings decline during the nine months ended May 31 are the result of lower sales of products and services and the associated profitability provided by our Electronic Manufacturing Services (EMS) segment.  Of the pre tax earnings decline of $1.3 million, about $1.15 million relates to the reduced operating profit of the Company's EMS segment.  Our more traditional markets continue to perform reasonably well in spite of the recession.  The Company has also received the benefit of some profitability by the Tapecoat acquisition.  As expected, the Company's performance improved during the third quarter.  The Company anticipates continued improvement during our fourth quarter and solid improvement during fiscal 2003.   It still remains difficult to predict a full recovery of the economy although we appear to be more positive than negative as we look into our next fiscal year.

    When comparing 2001 to 2000 a majority of the earnings improvements were from the benefits received from the Company's investments in the EMS segment, which were primarily concluded during the second half of fiscal 1999.

    Management will continue to maximize our diversity as we move through this period of economic difficulty.  We continue to seek to maximize and expand our current business, while at the same time identifying future opportunities through selective acquisitions.

    The effective tax rate over the past few years are lower than the applicable rates.  The Company continues to receive the tax benefit of solid export sales through its Chase Export Corporation subsidiary.  Also, effective January 1999, the Company acquired 100% ownership of Sunburst EMS which has provided the benefit of consolidating historical losses for income tax purposes.

     The increase from minority interest is associated with our 42% equity position in the Stewart Group, Inc., Toronto, Canada.

Liquidity and Sources of Capital

    The ratio of current assets to current liabilities was 1.9 at the end of the third quarter of fiscal 2002 as compared to 1.7 at the prior year-end.

    Long-term debt increased by $5,630,000 when compared to the end of fiscal 2001.  The majority of the increase is relates to the debt incurred to purchase the assets of Tapecoat and the funds required to purchase the building in West Bridgewater, MA, which is the facility that is occupied by Sunburst EMS.

    The Company had $1,615,000 in available credit at May 31, 2002 under its credit arrangements with its primary bank and plans to utilize this means to help finance its interim needs during the year.  Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

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

Pursuant to reg. S-K item 601
no exhibits are required.

    (b)Reports on Form 8-K

No 8-K reports were filed during the three months ended May 31, 2002.

          No financial statements were filed during the three months ended May 31, 2002.

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by
the undersigned thereunto duly authorized.

CHASE CORPORATION
/s/ Peter R. Chase
Peter R. Chase, President & CEO

Dated: July 12,  2002