Form 10-K
period 2002-08-31
CHASE CORP
filed 2002-11-27
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002
Commission File Number:1-9852

CHASE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	11-1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
26 Summer Street, Bridgewater, Massachusetts	02324
(Address of principal executive offices)	(Zip Code)
(508)279-1789
Registrant's telephone number, including area code

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

As of October 31, 2002, the Company had outstanding 4,047,317 shares of common stock, $.10 par value, which is its only class of common stock; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $37,154,000.

DOCUMENT INCORPORATED BY REFERENCE

The registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on January 28, 2003, is incorporated by this reference into items 10-13 hereof.

Item 1.     Business.
General Development and Industry Segment.

     Chase Corporation (the "Company") is a multi-divisional advanced manufacturing company providing industrial products to a wide variety of industries including wire and cable, construction and electronics.  During fiscal 1991, the Company implemented a strategy of maximizing the core businesses while seeking future opportunities through selective acquisitions.  During 1992, a facility that manufactures tape and related products in Webster, Massachusetts became operational.  In April 1992, the Company acquired certain tape product lines and associated assets for cash from the Stewart Group, Ltd.   This division, Chase Canada, maintains manufacturing operations in Winnipeg, Manitoba, Canada.  Effective May 25, 1994, the Company purchased the electrical cable insulation tape product lines and certain associated assets from  Haartz Mason, Inc. and these products were folded into the Chase & Sons division.  On June 5, 1995, the Company formed a joint venture with The Stewart Group, Ltd. which was called The Stewart Group, Inc.    The original investment was increased on February 1, 1996 and at that time the Company owned 42% of the venture.  On May 16, 1997 the majority of the assets related to the original business were sold to Owens Corning.  The venture continues to operate two manufacturing facilities selling polymers and specialty coatings primarily to the  telecommunication industry.  On June 29, 1995, certain assets of Fluid Polymers, Inc. of Las Vegas, Nevada were acquired and then relocated to the Royston facility. On August 7, 1996 the Company announced that it had purchased a 20% interest in DC Scientific and then purchased a controlling interest on January 16, 1997.  On January 27, 1999 the Company acquired the remaining interest of DC Scientific Inc. and changed the name to Sunburst Electronic Manufacturing Solutions Inc., (Sunburst EMS).  The Company expanded its electronic manufacturing holding on May 26, 1999 with the acquisition of  RWA, Inc. Melrose, MA.  and acquired the assets of  NETCO Automation, Inc. effective February 2000 which have since been folded into RWA, Inc. during fiscal 2002.  Northeast Quality Products, Co. Inc., Newburyport, MA a specialty printer producing custom pressure sensitive labels, was acquired July 29, 1999.  Effective November 1, 2001 substantially all of the assets of Tapecoat, a division of  T.C. Manufacturing Co., Inc., was purchased for cash and 40,000 shares of Chase common stock.  Tapecoat is a manufacturer of protective coatings within several markets.

     As of October 31, 2002 the Company employed approximately 352 people.

Products and Markets.

     The Company's principal products are protective coatings and tape products that are sold by Company salespeople and manufacturers' representatives.  These products consist of:  (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other  protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities, and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces sold to municipal transportation authorities; (iv) moisture protective coatings that are sold to the electronics industry; and (v) in addition, the Company's electronic manufacturing service group, Sunburst EMS and RWA, Inc. provide circuit board assembly services to electronic goods manufacturers.  There are no material seasonal aspects to the Company's business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets.

Backlog, Customers and Competition.

     As of October 31, 2002, the backlog of orders believed to be firm was about $7,179,000, of which $5,056,000 was related to our electronic contract-manufacturing group.  This compared with a total of $9,721,000 as of October 31, 2001 with $8,299,000 associated with electronic manufacturing.  The backlog is not seasonal.  During fiscal 2002, no customer accounted for more than 10% of sales.  In fiscal years 2001 and 2000 one customer accounted for approximately 14% and 12%, respectively, of total sales.  No material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.

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

Working Capital and Research and Development.

     There are no special practices followed by the Company relating to working capital.  Approximately $781,000, $612,000 and $620,000 was spent for Company-sponsored research and development during the fiscal years 2002, 2001 and 2000, respectively.

Financial Information about Foreign and Domestic Operations and Export Sales.

     Export sales from continuing domestic operations to unaffiliated third parties were $4,504,000, $5,941,000 and $4,936,000, for the years ended August 31, 2002, 2001 and 2000, respectively.  The change in export sales was due to the general decline of the global economy and a new license and royalty arrangement with a manufacturer in the Far East which would cause a reduction in sales but increase royalty income.  The Company does not anticipate any material change to export sales during fiscal 2003.  The Company's products are sold worldwide with no foreign geographic area accounting for more than 10% of revenues.   The Company's Canadian operations accounted for 3.4% of consolidated sales and 1.3% of its assets.

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

Name	Age	Offices Held and Business Experience during Past Five Years.
Peter R. Chase	54	Chief Executive Officer of the Company since September 1993 and President of the Company since April 1992.
Everett Chadwick, Jr.	61	Treasurer of the Company since September 1993 and Chief Financial Officer since September 1992; Director of Finance of the Company from April 1991 to August 1993 and Controller of the Company from September 1988 to August 1993.

ITEM 2.  Properties.

     During 1998 the Company purchased a building containing about 5,200 square feet located in Bridgewater, Massachusetts to which it relocated its principle executive office.  The Company also rents a modern one-story building of approximately 5,000 square feet in Woodside, New York, which is used by the conformal coatings division.

     Chase & Sons, a division, engaged in the manufacture and sale of electrical protective coatings and tape products uses offices and plants owned by the Company that are located on seven acres in Randolph, Massachusetts and consist of a three-story building containing about 10,500 square feet and ten one-story buildings, aggregating about 67,000 square feet.  This division also owns a facility in Webster, Massachusetts.  The plant of about 25,000 square feet, manufactures tape and related products for the electronic and telecommunication industries.

     The Canadian division of the Company is engaged in the process of laminating and slitting film, foils and papers primarily for the wire and cable industry.  This division leases about 18,000 square feet of manufacturing space in Winnipeg, Manitoba, Canada.

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

     Sunburst EMS and RWA, Inc. provide electronic manufacturing services.  During fiscal 2002, Sunburst EMS acquired the 35,700 square feet facility located in West Bridgewater, Massachusetts that it had previously leased.  RWA rents about 21,000 square feet in Melrose, Massachusetts.  During the fourth quarter, the NETCO Automation operation was consolidated predominately with RWA, Inc.

    The asset purchase of Tapecoat, a manufacturer of protective coatings, was completed effective November 1, 2001.  The buildings are located in Evanston, Illinois and consist of about 100,000 square feet.  The property was included as a part of the asset purchase.

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

Item 3.  Legal Proceedings.

     In 2002, the Company was named as a defendant in two consolidated personal injury lawsuits in Jefferson County and Jackson County, Mississippi and in a single case in Brazoria County, Texas, all of which allege asbestos exposure.  The two lawsuits in Mississippi name approximately 3,000 plaintiffs total and each lawsuit names approximately 400 defendants.  It is not clear from the complaints in any of these cases whether there is any basis for the claims against the Company.  Nor is it clear at this time whether the plaintiffs intend to pursue actively their claims against the Company.  No discovery from the Company has been sought yet.  The Company's insurer has assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's last fiscal year.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock is traded on the American Stock Exchange (Symbol  CCF).  The approximate number of shareholders of common stock on October 31, 2002 was 1795.

     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:

Year ended August 31, 2002	Year ended August 31, 2001
Sales Price	Sales Price
	High	Low	High	Low
November 30	12.25	10.05	10.25	9.00
February 28	12.60	10.60	14.25	9.63
May 31	11.55	10.35	11.85	10.75
August 31	11.35	9.55	12.70	11.45

Item 6.  Selected Financial Data.

	2002	2001	2000	1999	1998
Net Sales and other operating revenues	$69,347,505	$70,483,764	$68,480,226	$49,520,235	$46,560,172
Income before minority interest	4,343,316	5,577,360	5,443,923	4,870,677	4,101,643
Equity in earnings of unconsolidated joint venture	120,000	296,000	326,000	238,000	195,000
Minority participation in Subsidiary	-	-	-	99,633	107,585
Gain on sale of assets from unconsolidated joint venture	-	-	-	-	1,718,425(1)
Net Income	4,463,316	5,873,360	5,769,923	5,208,310	6,122,653(1)
Total Assets	53,385,875	46,788,503	45,352,786	38,984,136	25,261,786
Long-term debt and capital leases	6,780,834	3,562,793	6,273,478	6,508,471	682,576
Per Common Share:
Diluted	1.08	1.44	1.44	1.30	1.56
Basic	1.10	1.47	1.46	1.34	1.58
Cash dividends*	.27	.36	.36	.32	.28

            *Single annual payments declared and paid subsequent to fiscal year end.

          (1) Includes a non-recurring gain related to the sale of certain assets by The Stewart Group, Inc. joint venture.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31,
2002	2001	2000
(Dollars in thousands)
Net revenue	$69,348	$70,484	$68,480
Net Income	4,463	$ 5,873	$ 5,770
Increase (Decrease)in net revenue from previous years
Amount	$(1,136)	$ 2,004	$18,960
Percentage	(2%)	3%	38%
Increase(Decrease) in net income from previous year	$(1,410)	$ 103	$ 562
Percentage of net revenue:
Net revenue	100.0%	100.0%	100.0%
Expenses:
Cost of Sales	71.0	70.2	69.6
Selling, general and administrative expenses	19.1	17.1	17.3
Other expenses	.8	1.1	1.2
Income before income
taxes and minority interest	9.1	11.6	11.9
Provision for income taxes	2.9	3.7	4.0
Income before minority interest	6.2	7.9	7.9
Equity in earnings of unconsolidated joint venture	.2	.4	.5

Net Income	6.4%	8.3%	8.4%

Overview

     During fiscal 1999, the Company acquired the remaining interest in its subsidiary, Sunburst Electronics Manufacturing Services and also completed its acquisition of  RWA, Inc.  Effective February 1, 2000, the Company acquired the assets of  NETCO Automation, Inc and most of this business was folded into RWA, Inc. during the fourth quarter of fiscal 2002.  The companies participate within the electronic manufacturing services industry.  To align the requirements of the Financial Accounting Standards with the Company's operational and organizational structure, the Company now has two reportable segments, the Specialized Manufacturing segment which produces protective coatings and trade products and the Electronic Manufacturing Services segment which provides assembly and turnkey contract manufacturing services to the electronics industry.

    Effective November 1, 2001, the company purchased the assets of the Tapecoat Division of TC Manufacturing, Inc.  Tapecoat's sales included in fiscal 2002 were approximately $7 million.

Results of Operations.

     Total revenues for fiscal 2002 decreased $1.14 million to $69.3 million, a decline of 1.6% compared to the prior year.   Revenues were adversely impacted by both price erosion from competitive pressure and the continued weakness in the telecommunications and electronics markets served by both the Company's Specialized Manufacturing and Electronic Manufacturing Services segments.  Fiscal 2002 Specialized Manufacturing revenues increased over the previous year as the segment benefited from $7.04 million in additional sales over the final ten months of the fiscal year that resulted from the asset purchase of The Tapecoat Division of TC Manufacturing, Inc.  In addition, increased sales for products used in certain construction and housing markets supported the Specialized Manufacturing segment.

		Operating
	Sales	Profit	%
Fiscal 2002
($-000's)
Specialized Manufacturing	$49,423	$9,217	18.6
Electronic Manufacturing Services	$19,050	$396	2.1
	$68,473	$9,613	14.0

Fiscal 2001
($-000's)
Specialized Manufacturing	$ 47,445	$ 10,322	21.8
Electronic Manufacturing Services	$ 22,308	$ 1,608	7.2
	$ 69,753	$ 11,930	17.1

Fiscal 2000
($-000's)
Specialized Manufacturing	$ 47,110	$ 10,019	21.3
Electronic Manufacturing Services	$ 20,870	$ 1,809	8.7
	$ 67,980	$ 11,828	17.4

    Fiscal 2001 revenues increased $2.0 million to $70.5 million, an increase of 2.9% over fiscal 2000.  Net revenues for the first half of fiscal 2001 increased by 16% and fiscal 2001 second half revenues declined 7.38% when compared to comparable periods in fiscal 2000.  During the second half of the year, the weak economy had negative impacts especially within the Company's telecommunications and electronic markets.   However, the Company's diversity enabled it to generate growth opportunities within certain construction and other manufacturing markets.

    The dollar value of cost of products was lower in fiscal 2002 when compared to fiscal 2001.  The decrease in fiscal 2002 was related to the decline in volume for the Company's Electronic Manufacturing Services segment.  The increase in the dollar value of cost of products in fiscal 2001 when compared with fiscal 2000 resulted from increased volume in the Company's Electronic Manufacturing Services segment, combined with some selling price erosion related to competitive pressure in certain markets served by the Company's Specialized Manufacturing segment.

    As a percent of sales, cost of products increased to 71.9% in 2002 when compared to 70.9% and 70.1% during 2001 and 2000 respectively.  The increase this year, as a percent of sales, relates primarily to insufficient fixed manufacturing cost coverage in the Company's Electronic Manufacturing Services segment.

    The fiscal 2001 increase as a percentage of sales was the result of increased overall volume in conjunction with a higher percentage of revenues derived from the Company's Electronic Manufacturing Services segment.  The raw material cost, as a percentage of sales, is typically higher in this market segment than the Company's more traditional Specialized Manufacturing segment.

    Selling and administrative expenses increased $1.275 million to $13.4 million during fiscal 2002 compared to fiscal 2001.  Expenses in 2001 increased $.263 million over fiscal 2000.  As a percent of sales, expenses increased to 19.5% when compared to 17.3% and 17.4% during 2001 and 2000 respectively.  The increase in expenses resulted was the result of the Tapecoat asset purchase concluded on November 1, 2001.  As a percentage of sales, there was no material change in expenses when comparing fiscal 2000 to fiscal 2001.  The Company will continue to be focused on expense reduction while maintaining and improving the quality of its products and services to the marketplace.

    Interest expense decreased to $517,000 in fiscal 2002 as compared to $799,000 in fiscal 2001.  The decrease is related to the reduction in interest rates.  Interest expense decreased to $799,000 in fiscal 2001 as compared to $910,000 during fiscal 2000.   The decrease correlated to both the repayment of debt incurred for fiscal 1999 and 2000 acquisitions, as well as, a reduction in interest rates.  The Company expects to benefit from favorable borrowing rates from its financial institutions.

    Fiscal 2002 earnings were primarily affected by the poor economic climate, which has been particularly severe in the manufacturing sector.  Weak customer demand for the Company's products and services related to the telecommunications and electronics markets, combined with price erosion from competitive pressure negatively impacted the earnings of both of the Company's reporting segments.  Fortunately, the asset purchase of Tapecoat and a strong construction market lessened the decline in earnings from fiscal 2001.

    Fiscal 2001 earnings benefited from growth in construction markets and improvements in certain areas of electronic manufacturing services, which offset weakness in telecommunications related product lines and services.  Sales and profitability from the Company's traditional Specialized Manufacturing group remained solid although somewhat affected by price erosion from competitive pressure.

    The effective tax rates for fiscal 2002 when compared to the prior two years are lower.   In all three years the Company received the benefit of solid export sales through the Chase Export Corporation subsidiary.  Also, effective January 1999, the Company acquired 100% ownership of Sunburst EMS that enabled consolidating of historical losses for income tax purposes.

    The equity in earnings of unconsolidated joint ventures over the past few years is from the Company's 42% ownership position in The Stewart Group Inc., Toronto, Canada.

Liquidity and Sources of Capital

   Cash flow generated from operations was $9,084,000 in 2002 as compared to $7,229,000 and $4,520,000 during 2001 and 2000 respectively.  Improved working capital management accounted for the increase in fiscal 2002 cash flow from operations.  As compared to the prior two years, receivable and inventory increases during fiscal 2000 were the result of acquisitions which had a negative impact on cash flow from operations during that year.

    The ratio of current assets to current liabilities was 1.8 at the end of fiscal 2002 as compared to 1.8 and 1.7 for 2001 and 2000, respectively.

     The unused available long-term credit amounted to $3,430,000 at August 31, 2002 as compared to $4,260,000 at the previous year-end.  Additionally, the Company has short-term credit lines with its Sunburst EMS subsidiary and its Canadian division.  The unused available short-term credit amounted to $680,000 at August 31, 2002 as compared to $432,000 available on August 31, 2001.

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

    FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under  FAS 141 will be reclassified to goodwill.  Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company adopted  FAS 142 on September 1, 2001, the beginning of fiscal 2002.  In connection with the adoption of FAS 142, the Company was required to perform a transitional goodwill impairment assessment.  The Company tests impairment of its goodwill by comparing carrying values to discounted estimated future cash flows for each operating segment.  As of February 28, 2002, the Company performed a transitional goodwill impairment assessment and no impairment to goodwill was indicated.  The Company performed its annual goodwill impairment assessment, as of June 30, 2002, and no impairment to its goodwill was indicated.  Amortization of Goodwill was $666,745 and $660,074  for the fiscal years 2001 and 2000 respectively.

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

PART IV

Item 14.  Controls and Procedures.

    Within the 90-day period prior to the date of this report, Chase Corporation carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Chase Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Chase Corporation's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Chase Corporation's Exchange Act filings.

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

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

CHASE CORPORATION	Date
By /s/ Peter R. Chase Peter R. Chase	President and Chief Executive Officer	November 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Capacity	Date
By /s/ Peter R. Chase Peter R. Chase	President, Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2002
By /s/ Everett Chadwick Everett Chadwick	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	November 27, 2002
By /s/ Edward L. Chase Edward L. Chase	Director	November 27, 2002
By /s/ Sarah Chase Sarah Chase	Director	November 27, 2002
By /s/ William H. Dykstra William H. Dykstra	Director	November 27, 2002
By /s/ Lewis P. Gack Lewis P. Gack	Director	November 27, 2002
By /s/ George M. Hughes George M. Hughes	Director	November 27, 2002
By /s/ Ronald Levy Ronald Levy	Director	November 27, 2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Peter R. Chase, President and Chief Executive Officer of Chase Corporation, certify that:

  I have reviewed this Annual Report on Form 10-K of Chase Corporation (the "Registrant");

  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  __________

____________________________

Peter R. Chase President & CEO

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Everett Chadwick, Treasurer and Chief Financial Officer of Chase Corporation, certify that:

  I have reviewed this Annual Report on Form 10-K of Chase Corporation (the "Registrant");

  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  _________________

________________________

Everett Chadwick Treasurer & CFO

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

22     Subsidiaries of the Company

List of Financial Statements and Schedules

Report of Independent Certified Public Accountants	Page
Consolidated Balance Sheets as of August 31, 2002 and August 31, 2001	Page
Consolidated Statements of Operations for each of the three fiscal years in the period ended August 31, 2002	Page
Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended August 31, 2002	Page
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended August 31, 2002	Page
Notes to Consolidated Financial Statements	Page

CHASE CORPORATION AND SUBSIDIARIES

BRIDGEWATER, MASSACHUSETTS

CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

AUGUST 31, 2002 AND 2001

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors Chase Corporation Bridgewater, Massachusetts

     We have audited the consolidated balance sheets of Chase Corporation and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three year period ended August 31, 2002 and the Schedule II, Valuation and Qualifying Accounts and Reserves.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Corporation and subsidiaries at August 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each year in the three year period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts

November 25, 2002

CHASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2002 AND 2001

ASSETS

	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$329,084	$49,283
Trade receivables, less allowances for doubtful accounts of $288,177 and $264,946, at August 31, 2002 and 2001, respectively	11,019,325	12,081,284
Note receivable from related party	--	147,000
Inventories(Note B):
Finished and in process	4,536,453	3,099,182
Raw Materials	4,981,086	5,859,553
	9,517,539	8,958,735
Prepaid expenses & other current assets	604,512	458,796
Deferred income taxes	137,888	186,836
TOTAL CURRENT ASSETS	21,608,348	21,881,934

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,096,704	524,423
Buildings	7,480,873	4,642,781
Machinery and equipment	21,992,666	18,612,037
Construction in Progress	855,100	387,953
	31,425,343	24,167,194
Less allowances for depreciation	16,293,137	14,602,820
	15,132,206	9,564,374
OTHER ASSETS
Excess of cost over net assets of acquired businesses, less amortization of $0 and $1,922,089 at August 31, 2002 and 2001 respectively	8,581,731	8,340,523
Patents, agreements and trademarks, less amortization of $986,739 and $889,692 at August 31, 2002 and 2001, respectively	653,985	751,033
Cash surrender value of life insurance, net of loans of $47,618 at August 31, 2002 and 2001	4,459,167	3,792,515
Deferred taxes	655,279	534,794
Investment in joint venture	1,324,595	1,179,243
Other:
Restricted investments	882,518	737,087
Deposit	7,000	7,000
	16,564,275	15,342,195
	$53,304,829	$46,788,503
	========	========

See accompanying notes to the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	2002	2001
CURRENT LIABILITIES
Accounts payable	$5,354,907	$5,261,112
Notes payable to bank	1,524,324	1,763,184
Accrued payroll and other compensation	1,079,282	1,232,885
Accrued expenses	605,899	961,661
Accrued pension expense-current	407,156	353,857
Income taxes payable	866,332	188,066
Current portion of Long-Term debt	1,966,382	2,543,400
TOTAL CURRENT LIABILITIES	11,804,282	12,304,165

LONG-TERM DEBT, less current portion	6,780,834	3,562,793

DEFERRED COMPENSATION	882,518	737,087

ACCRUED PENSION EXPENSE	552,827	447,698
COMMITMENTS - (See Note G)	--	--
CONTINGENCIES - (See Note Q)	--	--

SHAREHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share: Authorized 100,000 shares; none issued	--	--

Common Stock. par value $.10 a share, Authorized 10,000,000 shares; issued and outstanding 5,135,901 shares and 5,094,389 shares at Aug. 31, 2002 and 2001, respectively.	513,590	509,439
Additional paid-in capital	4,243,787	3,721,442
Treasury Stock, 1,088,584 shares of Common Stock at August 31, 2002 and 2001	(4,687,565)	(4,687,565)
Cumulative effect of currency translation	(212,916)	(213,002)
Retained earnings	33,427,472	30,406,446
	33,284,368	29,736,760
	$53,304,829	$46,788,503
	========	========

CHASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

	2002	2001	2000
Revenue:
Sales	$68,473,166	$69,752,859	$67,980,176
Commissions and other income	874,339	730,905	500,050
	69,347,505	70,483,764	68,480,226
Cost and Expenses:
Cost of products and services sold	49,223,636	49,450,526	47,656,084
Selling, general and administrative expenses	13,246,703	12,035,890	11,809,638
Bad debt expense-net of recoveries	107,011	42,416	5,733
Interest expense	516,849	798,963	910,499
Non-operating interest income	(85,072)	(47,386)	(71,264)
	63,009,127	62,280,409	60,310,690
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	6,338,378	8,203,355	8,169,536
Income taxes	1,995,062	2,625,995	2,725,613
INCOME BEFORE MINORITY INTEREST	4,343,316	5,577,360	5,443,923
Equity in earnings of unconsolidated joint venture	120,000	296,000	326,000
NET INCOME	$4,463,316	$5,873,360	$5,769,923
	=======	=======	=======
Net income per share of Common Stock
Basic	$1.10	$1.47	$1.46
	=====	=====	=====
Fully Diluted	$1.08	$1.44	$1.44
	====	=====	=====

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 1999	4,994,928	$499,493	$3,466,834	1,088,584	$(4,687,565)

Cash dividend paid, $0.32 per share
Currency Translation adjustment
Exercise of stock options	78,685	7,868	46,788
Compensatory stock issuance			98,496
Gain on stock sales			12,905
Net Income
	-----------	---------	-----------	----------	------------
Balance @ August 31, 2000	5,073,613	507,361	3,625,023	1,088,584	$(4,687,565)

Cash dividend paid, $0.36 per share
Currency Translation adjustment
Exercise of stock options	20,776	2,078	(2,078)
Compensatory stock issuance			98,497
Net Income
	----------	---------	-----------	----------	------------
Balance @ August 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)

Cash dividend paid $0.36 per share
Currency Translation adjustment
Exercise of stock options	1,512	151	(151)
Issue of 40,000 shares-Tapecoat	40,000	4,000	424,000
Compensatory stock issuance			98,496
Net Income
	----------	---------	-----------	----------	-------------
Balance @ August 31, 2002	5,135,901	$513,590	$4,243,787	1,088,584	$(4,687,565)
	=======	======	=======	=======	========

		Cumulative
		Effect of	Total
	Retained	Currency	Shareholder's	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Aug 31, 1999	$21,444,634	$(188,331)	$20,535,065

Cash dividend paid, $0.32 per share	(1,250,208)		(1,250,208)
Currency Translation adjustment		8,258	8,258	$8,258
Exercise of stock options			54,656
Compensatory stock issuance			98,496
Gain on stock sales			12,905
Net Income	5,769,923		5,769,923	5,769,923
	------------	----------	------------	------------
Balance @ August 31, 2000	25,964,349	(180,073)	25,229,095	$5,778,181
				=======
Cash dividend paid, $0.36 per share	(1,431,263)		(1,431,263)
Currency Translation adjustment		(32,929)	(32,929)	(32,929)
Exercise of stock options			---
Compensatory stock issuance			98,497
Net Income	5,873,360		5,873,360	5,873,360
	------------	----------	------------	------------
Balance @ August 31, 2001	30,406,446	(213,002)	29,736,760	$5,840,431
				=======
Cash dividend paid $0.36 per share	(1,442,290)		(1,442,290)
Currency Translation adjustment		86	86	86
Exercise of stock options
Issue of 40,000 shares-Tapecoat			428,000
Compensatory stock issuance			98,496
Net Income	4,463,316		4,463,316	4,463,316
	-------------	-----------	------------	------------
Balance @ August 31, 2002	$33,427,472	$(212,916)	$33,284,368	$4,463,402
	========	=======	========	========

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,463,316	$5,873,360	$5,769,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,690,317	1,330,630	1,224,701
Amortization - goodwill	0	666,745	660,074
Amortization - patents	97,047	97,479	97,684
Stock issued for compensation	98,496	98,496	98,496
Change in provision for losses on trade receivables	23,231	(27,497)	35,394
Deferred taxes	(71,537)	(432,170)	(117,900)
Revaluation of investments in minority interest	--	(20,000)	--
Change in assets and liabilities:
Proceeds from notes receivable	147,000	--	--
Trade receivables	2,407,560	(173,560)	(3,044,836)
Inventories	1,087,531	(15,774)	(1,493,650)
Prepaid expenses and other current assets	(139,900)	(82,106)	(40,451)
Accounts payable	(323,243)	(528,906)	1,402,075
Accrued expenses	(1,219,664)	162,452	91,754
Income taxes payable	678,266	179,786	(121,460)
Deferred compensation	145,431	100,238	(41,999)
TOTAL ADJUSTMENTS	4,620,535	1,355,813	(1,250,118)

NET CASH FROM OPERATIONS	9,083,851	7,229,173	4,519,805
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of note receivable	--	--	(39,418)
Capital expenditures, including patents and agreements	(3,138,063)	(1,725,592)	(2,659,962)
Investment in trusteed assets	(145,431)	(100,238)	(309,901)
Investment in subsidiaries' goodwill	(241,209)	(362,231)	(141,777)
(Increase) in net cash surrender value	(666,652)	(319,424)	(541,106)
Investments in minority interests	(145,352)	49,553	----------
	(4,336,707)	(2,457,932)	(3,692,164)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	8,997,783	9,160,381	12,419,390
Payments of principal on debt	(11,783,976)	(12,228,824)	(12,658,613)
Net borrowing under line-of-credit	(238,860)	(287,541)	474,249
Cash received on options exercised	--	--	67,561
Dividend paid	(1,442,290)	(1,431,263)	(1,250,208)
	(4,467,343)	(4,787,247)	(947,621)
NET CHANGE IN CASH	279,801	(16,006)	(119,980)
CASH AT BEGINNING OF YEAR	49,283	65,289	185,269

CASH AT END OF YEAR	$329,084	$49,283	$65,289
	======	=====	=====

See Note M for supplemental cash flow data.

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

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

Products and Markets

     The Company's principal products are protective coatings and tape products that are sold in national and international markets.   These products consist of:  (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood that are sold to oil companies, gas utilities and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces which are sold to municipal transportation authorities; (iv) moisture protective coatings that are sold to the electronics industry.  The Company's electronics manufacturing services group provides assembly and contract manufacturing services to the electronics industry.

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

Revenue Recognition

    Sales are recognized when goods are shipped by common carrier against a customer purchase order.  Commissions are recognized based on commission statements received from the manufacturers represented.

Cash

     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

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

                                                 Buildings                                             4%  to   7%

                                                 Machinery and equipment                  10% to 20%

Excess of Cost Over Net Assets of Acquired Businesses

     The Company adopted  FAS 142 on September 1, 2001, the beginning of fiscal 2002.  In connection with the adoption of FAS 142, the Company was required to perform a transitional goodwill impairment assessment.  The Company tests impairment of its goodwill by comparing carrying values to discounted estimated future cash flows for each operating segment.  As of February 28, 2002, the Company performed a transitional goodwill impairment assessment and no impairment to goodwill was indicated.  The Company performed its annual goodwill impairment assessment, as of June 30, 2002, and no impairment to its goodwill was indicated.  Amortization of Goodwill was $666,745 and $660,074  for the fiscal years 2001 and 2000, respectively.

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

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

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

Translation of Foreign Currency

     The financial position and results of operations of the Company's Canadian division are measured using the Canadian dollar as the functional currency.  Revenues and expenses of the division have been translated at average exchange rates.  Assets and liabilities have been translated at the year-end exchange rate.  Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or liquidation of its foreign investment.  Aggregate foreign currency transaction, gains and losses, are included in determining net income.  The amounts of gains and losses were immaterial in 2002, 2001 and 2000.

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

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE A - ACCOUNTING POLICIES (Continued)

Income Per Share of Common Stock

     Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of stock options determined on the treasury method.

NOTE B - NOTE RECEIVABLE - RELATED PARTIES

     The Company has a note receivable from Avon Custom Mixing Service, Inc., the purchaser of its Avon Custom Mixing Division, secured by the assets of the purchaser.  Subsequent to August 31, 2001, the note was fully paid.

NOTE C - CASH SURRENDER VALUE OF LIFE INSURANCE

     The Company recognizes cash surrender value in life insurance policies, net of loans secured by the policies, with Security Life of Denver, the Manufacturers' Life Insurance Company, Sun Life Assurance Company of Canada, Metropolitan Life Insurance and other carriers of $914,292; $1,776,454; $657,831; $924,871 and $185,719, respectively.  Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds.

NOTE D - LONG-TERM DEBT

     Long-term debt consists of the following at August 31, 2002 and 2001:

	2002	2001
Note payable to bank at the Eurodollar rate plus 1.5%	$2,500,000	$1,600,000
Term note payable to Bank in 20 quarterly payments of $250,000 through May 2004 with interest at the Eurodollar rate plus 1.5%	----	1,300,000
Term note payable to bank in 20 quarterly payments of $34,500 commencing February 2000 with interest at the Eurodollar rate plus 1.5%	----	345,000
Term note payable to bank in 20 quarterly payments of $50,000 commencing 2001 with interest at the Eurodollar rate plus 1.5%	700,000	900,000
Term note payable to an individual in connection with the acquisition of RWA, Inc. with quarterly payments of $250,000 including interest at 7.5% through June 2002	----	450,000
Term notes payable to bank with principal payments of $7,474 per month with interest at the bank's base rate plus 1/2 percent secured by all assets of Sunburst EMS, Inc. After September 02, monthly payments will be $1,500, with balance paid by June 03.	20,849	100,449
Equipment notes with monthly payments of $7,943 with interest averaging 9.11% secured by manufacturing equipment	32,641	93,813
Equipment notes with monthly payments of $2,559 with interest at 6.49% secured by printing equipment	22,935	38,339
Equipment note with monthly payments of $2,942 with interest at 7.43% secured by manufacturing equipment	49,971	80,332
Equipment note with monthly payments of $11,138 with interest at 7.05% secured by data processing equipment	161,333	278,067
Equipment note with monthly payments of $7,368 with interest at 8.11% secured by manufacturing equipment	228,993	295,874
Equipment note with monthly payments of $950 with interest at 12.98% secured by manufacturing equipment	9,792	34,387
Equipment note with monthly payments of $6,308 with interest at 6.92% secured by manufacturing equipment	250,364	307,182
Equipment note with monthly payments of $6,911 with interest at 8.06% secured by manufacturing equipment	220,338	282,750
Term Note payable to bank in 16 quarterly payments of $250,000 through October 2006 with interest at Eurodollar rate plus 1.5%.	3,250,000	-
Term Note payable to bank in 28 quarterly payments of $50,000 through December 2008 with interest at Eurodollar rate plus 1.5%.	1,300,000	-
	________	________
	8,747,216	6,106,193
Less portion payable within one year classified as a current liability	1,966,382	2,543,400
	$6,780,834	$3,562,793
	========	========

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE D - LONG-TERM DEBT (Continued)

     The Company has long-term unsecured credit available up to a maximum amount of $6,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or "Eurodollar rate" for ninety days plus 1.5 percent.  The unused available long-term credit amounted to $3,430,000 at August 31, 2002.  The facility is included in scheduled  principal payments at its maturity although it is intended that it will continue to be renewed.

    Scheduled principal payments on long-term debt for the next five years are:

Year ending August 31,
2003	4,273,000
2004	4,209,000
2005	1,585,000
2006	1,350,000
2007	300,000

NOTE E - NOTES PAYABLE TO BANK

     The Company has a short-term credit facility at one half percent over prime with a Canadian bank secured by a letter of credit.

     The Company's Sunburst EMS subsidiary has a revolving line of credit secured by its assets at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or "Eurodollar rate" for ninety days plus 1.5 percent.

     The weighted average interest rate on short-term borrowings was 3.319% and 5.45% at August 31, 2002 and 2001, respectively.

NOTE F - INCOME TAXES

     A reconciliation of federal income taxes computed at applicable rates of income from continuing operations before income taxes to the amounts provided in the consolidated financial statements is as follows:

	Year Ended August 31,
	2002	2001	2000
Federal income taxes at applicable rates	$2,155,049	$2,788,986	$2,777,642
Adjustments resulting from the tax effect of:
Increase in cash surrender value of life insurance	(159,342)	(181,462)	(229,404)
State and local taxes net of federal tax effect	122,405	304,693	347,825
Other	(123,050)	(286,222)	(170,450)
INCOME TAXES	$1,995,062	$2,625,995	$2,725,613
	========	========	========

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE F - INCOME TAXES (Continued)

	Year Ended August 31,
	2002	2001	2000
Current	$1,923,525	$3,058,165	$2,662,368
Deferred (benefit):
Pension expense	42,052	(38,336)	23,133
Depreciation	(99,995)	(159,577)	(35,127)
Allowance for doubtful accounts	31,910	10,999	14,157
Market Valuation of investments	-	-	(16,400)
Deferred compensation	97,570	(276,486)	118,907
Deferred state taxes	-	31,230	1,230
Reserve	-	-	12,000
	________	_________	__________
Total Deferred	71,537	(432,170)	117,900
(Benefit) of option exercises credited to shareholders' equity		-	(54,655)
	_________	_________	__________
	$1,995,062	$2,625,995	$2,725,613
	========	=========	=========
The timing differences that give rise to the components of net tax assets are as follows at August 31, 2002 and 2001:
	2002	2001
Assets:
Reserve for bad debt	$137,888	$105,978
Patents and agreements	35,200	35,200
Pension accrual	221,131	179,079
State tax accrual	(2,330)	(2,330)
Deferred compensation	628,796	531,226
Investments marked to market	161,600	161,600
	1,182,285	1,010,753
Less valuation allowance	-	-
	_______	________
	1,182,285	1,010,753
Liabilities:
Depreciation	389,118	289,123
Net Assets	$793,167	$721,630
	=======	=======

NOTE G - OPERATING LEASES

    The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2002:

Year Ending August 31,	Buildings
2003	$186,000
2004	180,000
2005	159,000
2006	83,000
2007	83,000
_______
$691,000
======

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE G - OPERATING LEASES (Continued)

     Total rental expense for all operating leases amounted to $550,778, $440,762 and $572,623 for the years ended August 31, 2002, 2001 and 2000, respectively.

NOTE H - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for 2002, 2001 and 2000, is as follows:

	Quarter
2002	First	Second	Third	Fourth	Year
Net Sales	$15,152,173	$16,847,200	$18,221,546	$18,252,247	$68,473,166
Gross Profit	$3,899,776	$4,229,582	$4,919,241	$6,200,931	$19,249,530
Net Income	$666,431	$810,847	$1,156,883	$1,829,155	$4,463,316

Net income per common share	$0.16	$0.20	$0.29	$0.45	$1.10
	====	====	====	====	====
	Quarter
2001	First	Second	Third	Fourth	Year
Net Sales	$17,784,472	$16,737,356	$16,984,666	$18,246,365	$69,752,859
Gross Profit	$5,502,996	$4,709,089	$4,930,381	$5,159,867	$20,302,333
Net Income	$1,501,070	$1,123,327	$1,449,583	$1,799,380	$5,873,360

Net income per common share	$.38	$.28	$.36	$.45	$1.47
	====	====	====	====	====
	Quarter
2000	First	Second	Third	Fourth	Year
Net Sales	$14,827,683	$14,917,478	$18,529,601	$19,705,414	$67,980,176
Gross Profit	$4,635,238	$4,267,396	$5,162,163	$6,259,295	$20,324,092
Net Income	$1,310,069	$991,182	$1,395,685	$2,072,987	$5,769,923

Net income per common share	$.34	$.25	$.35	$.52	$1.46
	====	====	====	====	====

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE I - EXPORT SALES AND FOREIGN OPERATIONS

     Export sales from continuing domestic operations to unaffiliated third parties were $4,504,000, $5,941,000 and $4,936,000 for the years ended August 31, 2002, 2001 and 2000, respectively.  The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues from continuing operations.  The Company's Canadian operations accounted for 3.4% of consolidated sales and 1.3% of assets.

     During fiscal 2002, no one customer accounted for sales in excess of 10%.  In fiscal 2001 and 2000 one customer accounted for approximately 14% and 12%, respectively, of total sales.

NOTE J - RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense amounted to approximately $781,000, $612,000, and $620,000 for the years ended August 31, 2002, 2001 and 2000, respectively.

NOTE K - BENEFITS

     401 (K) PLAN

     The Company has a deferred compensation plan adopted pursuant to Section 401 (k) of the Internal Revenue Code of 1986.  Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of their salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary.  The Company's contribution expense was $190,000, $188,000 and $169,000 for the years ended August 31, 2002, 2001 and 2000, respectively.

     Non-Qualified Deferred Savings Plan

     The Company has a non-qualified deferred savings plan covering directors and selected employees.  Participants may elect to defer a portion of their compensation for future payment.  The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors.  The Company's liability under the plan was $863,000 at August 31, 2002.

     Pension Plan

     The Company has non-contributory defined benefit pension plans covering substantially all employees excluding subsidiaries.  Net periodic pension cost was $428,000, $449,696, and $289,343 for the years ended August 31, 2002, 2001 and 2000, respectively.  The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level.  The plans provide for pension benefits determined by a participant's years of service and final average compensation.  The qualified plan assets consist of separate pooled investment accounts with a trust company.

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE K - BENEFITS (Continued)

	Year Ended August 31,
	2002	2001	2000
Change in benefit obligation
Projected Benefit obligation at beginning of year	$6,276,332	$4,939,023	$4,701,105
Service Cost	325,309	329,118	289,503
Interest Cost	479,131	447,942	350,585
Amendments	0	606,627	0
Actuarial gain (loss)	(229,743)	153,622	(96,152)
Expenses	0	0	(14,280)
Acquisition	0	0	0
Benefits paid	(137,339)	(200,000)	(291,738)
	________	_________	_________
Benefit obligation end of year	$6,713,690	$6,276,332	$4,939,023
	=======	=======	=======
Change in plan assets
Fair value of plan assets at beginning of year	$3,875,057	$4,207,214	$3,761,924
Actual return on plan assets	(320,119)	(363,661)	500,035
Acquisition	0	0	0
Employer contribution	353,857	231,504	251,273
Expenses	0	0	(14,280)
Benefits paid	(137,339)	(200,000)	(291,738)
Fair value of plan assets at end of year	$3,771,456	$3,875,057	$4,207,214
	=======	=======	=======
Funded status	$(2,942,234)	$(2,401,275)	$(731,809)
Unrecognized net actuarial (gain)/loss	1,120,733	643,269	(42,238)
Unrecognized prior service cost	861,515	956,448	190,681
Unrecognized net obligation (asset)	0	0	0
	________	________	________
Prepaid (accrued) benefit cost	$(959,986)	$(801,558)	$(583,366)
	=======	=======	=======
Weighted average assumptions as of August 31,
Discount rate	8.00%	8.00%	8.00%
Expected return on assets	10.00%	10.00%	10.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost
Service cost	$325,309	$329,118	$289,503
Interest cost	479,131	447,942	350,585
Expected return on plan assets	(389,942)	(422,297)	(500,035)
Amortization of prior service cost	94,933	94,933	24,071
Unrecognized net transaction asset	0	0	(6,997)
Recognized net (gain)/loss	2,854	0	(1,327)
Net asset gain/(loss) deferred	0	0	133,543
	_______	_______	_______
	$512,285	$449,696	$289,343
	======	======	======
Actuarial present value of benefit obligation and
funded status
Accumulated benefit obligations	$4,564,077	$3,863,900	$3,149,240
Projected benefit obligations	6,713,690	6,276,332	4,939,023
Plan assets at fair value	3,771,456	3,875,057	4,207,214
Funded status	(2,942,234)	(2,401,275)	(731,809)
Unrecognized net (gain)/loss	1,120,733	643,269	(42,238)
Unrecognized prior service cost	861,515	956,448	190,681
Unrecognized net transition assets	0	0	0
	________	________	________
(Accrued) pension expense	$(959,986)	$(801,558)	$(583,366)
	=======	=======	=======

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE K - BENEFITS (Continued)

     The net transition assets amount is being amortized at a level rate over 15 years.  The actuarial calculations were based on assumptions of a weighted average discount rate of 8% and a future rate of increase in compensation levels of 5%.  The expected rate of return on plan assets is 10%.   Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

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

     Under the terms of the 1995 stock option plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share at the date of grant.   The board of directors approved issuance of 450,000 options.  The options vest ratably over ten years.   In addition, the board of directors granted 250,000 (at $3.375, based upon the market value at July 18, 1995) shares of restricted Common Stock to the Company's CEO, Mr. Peter Chase.  Compensation expense of approximately $98,000 per year is being recognized over nine years.  Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all rights of a shareholder.  The grants vest at the end of nine years.  If Mr. Chase is not providing services to the Company prior to vesting, the shares revert to the Company.

    2001 Senior Management Stock Plan and the 2001 Non-Employee Director Stock Option Plan -  Effective October 9, 2002, the Company adopted, and the stockholders subsequently approved, the 2001 Senior Management Stock Plan and the 2001 Non-Employee Director Stock Option Plan.  The plans reserved 750,000 and 90,000 shares of Common Stock of the Company for grants related to the Senior Management Stock Plan and Non-Employee Director Stock Option Plan respectively.

    Under the terms of the Senior Management Stock Plan, options may be granted in the form of incentive stock options, non-qualified stock options and restricted stock.  Options granted under the Non-Employee Director Stock Option Plan will be issued as non-qualified stock options.

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE K - BENEFITS (Continued)

                  Stock Option Plans (Continued)

                  Options at August 31, 2002:

		Weighted			Weighted
		Average			Average
	Exercise	Exercise	Remaining		Exercise
Outstanding	Price	Price	Life	Exercisable	Price
251,855	$3.375	$ 3.38	4 years	134,355	$3.38
15,000	$8.25-8.75	$ 8.42	6 years	15,000	$8.42
5,000	$11.83	$11.83	7 years	4,000	$11.83
670,000	$10.50-11.55	$10.76	9 years	183,092	$10.66

                 Stock option plan activity was as follows:

		Weighted		Weighted	Weighted
		Average	Officers	Average	Average
		Exercise	and	Exercise	Market value
	Directors	Price	Employees	Price
Outstanding August 31, 1999	51,500	$3.76	372,474	$3.68

Exercisable	36,500	$3.59	107,774	$3.73

Exercises	(30,000)	$3.14	(86,619)	$3.79
Outstanding August 31, 2000	21,500	$6.84	285,855	$3.65

Exercisable	21,500	$6.84	76,355	$3.84

Exercises	(9,000)	$4.96	(24,000)	$3.78
Outstanding August 31, 2001	12,500	$8.20	261,855	$3.64

Exercisable	12,500	$8.20	101,355	$3.84

Grants	85,000	$10.50	585,000	$10.80	$9.09
Exercises	(2,500)	$4.63
	______	_____	______	_____
Outstanding August 31, 2002	95,000	$10.26	846,855	$8.58

Exercisable	35,000	$9.86	301,447	$7.41

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	941,855	8.75	498,145
Equity compensation plans not approved by security holders	----	----	----
Total	941,855	8.75	498,145

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE K - BENEFITS (Continued)

     Proforma Disclosures - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 (see Note A).  The proforma net income and earnings per share, based upon a Black-Scholes pricing model, using a volatility of 132.79%, a risk-free interest rate of 3.0%, a dividend yield of 3% and an expected life of 5 years, had Financial Accounting Standards Board Statement No. 123 been applied, are as follows:

August 31,
	2002	2001	2000
Net Income	$3,218,873	$5,809,558	$5,711,089
Basic net income per share	$0.80	$1.45	$1.45
Diluted net income per share	$0.78	$1.43	$1.43

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

	August 31, 2002
		Electronic
	Specialized	Manufacturing	Total
	Manufacturing	Services
Sales	$49,422,900	$19,050,266	$68,473,166

Operating Profit	$9,216,420	$396,294	$9,612,714
Less common costs			$(3,274,336)
Income before taxes and minority interests			$6,338,378
			========
Identifiable assets	$26,284,188	$17,314,008	$43,598,196
Common corporate assets			$9,787,679
Total assets			$53,385,875
			========

	August 31, 2001
		Electronic
	Specialized	Manufacturing	Total
	Manufacturing	Services
Sales	$47,445,350	$22,307,509	$69,752,859

Operating Profit	$10,322,166	$1,607,712	$11,929,878
Less common costs			$(3,726,523)
Income before taxes and minority interests			$8,203,355
			=========
Identifiable assets	$27,234,081	$11,398,605	$38,632,686
Common corporate assets			$8,155,817
Total assets			$46,788,503
			=========

	August 31, 2000
		Electronic
	Specialized	Manufacturing	Total
	Manufacturing	Services
Sales	$47,109,676	$20,870,500	$67,980,176

Operating Profit	$10,018,565	$1,809,332	$11,827,897
Less common costs			$(3,658,361)
Income before taxes and minority interests			$8,169,536
			========
Identifiable assets	$29,428,664	$8,995,454	$38,424,118
Common corporate assets			$7,299,134
Total assets			$45,723,252
			=========

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE M - SUPPLEMENTAL CASH FLOW DATA

                  Cash paid during the year for:

	2002	2001	2000
Income taxes	$1,768,853	$2,801,191	$2,846,770
Interest	$466,788	$ 727,444	$ 706,993

NOTE N - INVESTMENT IN MINORITY INTERESTS

     The Company formed, in fiscal 1995,  a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  Chase Corporation owns a 42% interest in the joint venture at August 31, 2002.

NOTE O - ACQUISITIONS

     Effective January 27, 1999, Chase Corporation acquired the outstanding shares of D.C. Scientific, Inc., that it did not previously own.   In connection with the acquisition, D.C. Scientific, Inc. changed its name to Sunburst Electronic Manufacturing Solutions, Inc.

     Effective April 30, 1999, the Company acquired RWA, Inc., an electronic manufacturing services company.  The Company purchased the stock of RWA, Inc. for cash of $5,000,000 and a note for $2,700,000, discounted at 7.5%.   Contingent amounts at the time of purchase have been settled by an agreement to pay an additional $200,000 which were paid in 2002.

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

   All acquisitions were accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

NOTE P - EARNINGS PER SHARE

	Years Ended August 31,
	2002	2001	2000
Income available to common shareholders	$4,463,316	$5,873,360	$5,769,923

Weighted average common shares outstanding	4,040,210	3,997,968	3,940,459
Basic earnings per share	$1.10	$1.47	$1.46

Weighted average common shares outstanding	4,040,210	3,997,968	3,940,459

Effect of options outstanding	102,234	69,407	56,704
Common shares and share equivalents	4,142,444	4,067,375	3,997,163
Diluted earnings per share	$1.08	$1.44	$1.44

NOTE Q - CONTINGENCIES

Legal

    In 2002, the Company was named as a defendant in two consolidated personal injury lawsuits in Jefferson County and Jackson County, Mississippi and in a single case in Brazoria County, Texas, all of which allege asbestos exposure.  The two lawsuits in Mississippi name approximately 3,000 plaintiffs total and each lawsuit names approximately 400 defendants.  It is not clear from the complaints in any of these cases whether there is any basis for the claims against the Company.  Nor is it clear at this time whether the plaintiffs intend to pursue actively their claims against the Company.  No discovery from the Company has been sought yet.  The Company's insurer has assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed.  Although the Company cannot predict the outcome of these claims, management believes it will not have any material financial impact on the Company.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CHASE CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
	Balance At	(1)	(2) (3)		Balance At
	Beginning	Charged To Cost	Charged To		End Of
Description	Of Period	and Expense	Other Accounts	Deductions	Period

Year ended Aug 31, 2002:	$264,946	$167,588	$------	$144,357	$288,177
Allowance for doubtful accounts

Year ended Aug 31, 2001:
Allowance for doubtful accounts	$292,443	$40,057	$------	$67,554	$264,946

Year ended Aug 31, 2000:
Allowance for doubtful accounts	$257,049	$5,733	$29,661	$-----	$292,443

(1)  Deductions are charged to accounts receivable when specific amounts are judged to be uncollectible.  Reserves are adjusted based on reviews of the risk associated with specific accounts and with the overall collectibility expectations of the total receivables.

(2)  $29,661 reserve acquired with the purchase of assets of NETCO Automation, Inc.

(3)  $146,458 reserve acquired with purchase of RWA, Inc. $57,860 adjustment to insurance adjustment receivable recorded as prepaid insurance and $25,000 reserve acquired with majority interest in Sunburst EMS.