Form 10-K/A
period 2001-08-31
CHASE CORP
filed 2002-12-19
CIK 830524

500" name=GENERATOR>

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-KA

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

     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:

Year ended August 31, 2001	Year ended August 31, 2000
Sales Price	Sales Price
	High	Low	High	Low
November 30	10.25	9.00	12.50	9.13
February 29 & 28	14.25	9.63	12.13	9.81
May 31	11.85	10.75	11.75	9.63
August 31	12.70	11.45	11.37	9.00

Item 6.  Selected Financial Data.

	2001	2000	1999	1998	1997
~~Net Sales and other operating revenues~~	~~$70,531,150~~	~~$68,551,490~~	~~$49,569,430~~	~~$46,639,338~~	~~$40,991,125~~
Net Sales and other operating revenues	$70,483,764	$68,480,226	$49,499,881	$46,560,172	$40,955,690
Income from operations	5,577,360	5,443,923	4,870,677	4,101,643	2,811,460
Equity in earnings of unconsolidated joint venture	296,000	326,000	238,000	195,000	195,375
Minority participation in Subsidiary	-	-	99,633	107,585	303,680
Gain in sale of assets from unconsolidated joint venture	-	-	-	1,718,425(1)	-
Net Income	5,873,360	5,769,923	5,208,310	6,122,653(1)	3,312,515
Total Assets	46,788,503	45,352,786	38,984,136	25,261,786	22,635,761
Long-term debt and capital leases	3,562,793	6,273,478	6,508,471	682,576	3,020,708
Per Common Share:
Diluted	1.44	1.44	1.30	1.56	.84
Basic	1.47	1.46	1.34	1.58	.84
Cash dividends*	.36	.36	.32	.28	.21

            *Single annual payments declared and paid subsequent to fiscal year end.

          (1) Includes a non-recurring gain of $1,718,425 ($0.44 per share) related to the sale of certain assets by The Stewart Group, Inc. joint venture.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31,
2001	2000	1999
(Dollars in thousands)
~~Net revenue~~	~~$70,531~~	~~$68,551~~	~~$49,569~~
Net revenue	$70,484	$68,480	$49,500
Net Income ~~from operations~~	$ 5,873	$ 5,770	$ 5,208
Increase in net revenue from previous years
 ~~Amount~~	~~$ 1,980~~	~~$18,982~~	~~$ 2,930~~
Amount	$2,004	$18,980	$2,940
Percentage	3%	38%	6%
Increase in net income from previous year	$ 103	$ 562	$ 804
Percentage of net revenue:
Net revenue	100.0%	100.0%	100.0%
Expenses:
 ~~Cost of Sales~~	~~70.1~~	~~69.5~~	~~65.9~~
Cost of Sales	70.2	69.6	66.0
Selling, general and
 ~~administrative expenses~~	~~17.1~~	~~17.2~~	~~18.1~~
administrative expenses	17.1	17.3	18.0
 ~~Other expenses~~	~~1.2~~	1.4	0.5
Other expenses	1.1	1.2	0.4
Income ~~from operations~~ before income
taxes and minority interest	11.6	11.9	15.5
Provision for income taxes	3.7	4.0	5.7
Income ~~from operations~~ before minority interest	7.9%	7.9%	9.8%
Minority participation in subsidiary	-	-	.2
Equity in earnings of unconsolidated
joint venture	.4	.5	.5
 ~~Gain on sales of assets by~~
 ~~Unconsolidated joint venture~~	~~-~~	~~-~~	~~-~~
Net Income	8.3%	8.4%	10.5%

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

The company has reached an agreement to purchase the manufacturing assets of the Tapecoat Division of TC Manufacturing, Inc.  It is anticipated that this will increase annualized revenues by approximately $8,000,000.

Results of Operations.

     Total revenues for fiscal 2001 increased ~~$1.98~~ $2.00 million to $70.5 million, an increase of ~~2.8%~~ 2.9% over the prior year.  Net revenues for the first half of fiscal 2001 increased by 16% and fiscal 2001 second half net revenues declined 7.38% when compared to the comparable periods in fiscal 2000.   During the second half of the year, the weak economy had negative impacts especially within the Company's telecommunications and electronic markets.  However, the Company's diversity enabled it to generate growth opportunities within certain construction and other manufacturing markets.

Fiscal 2000 revenues increased $19 million to ~~$68.6~~ $68.5 million, an increase of 38% over fiscal 1999.  A significant portion of this increase was the result of the Company's electronic contract manufacturing investments.  Seventy-five percent of the fiscal 2000 sales increase was attributed to the EMS group.  Prior to fiscal year ended August 31, 1999, the electronic manufacturing services segment accounted for less than 10% of operations and assets.

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

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. The adoption of FAS 141 will not have any material effect on our results of operations or financial position.

FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. Our adoption date will be September 1, 2001. As of that date, amortization of goodwill and other indefinite-lived intangible assets, including those recorded in past business combinations, will cease. As a result of the elimination of this amortization, selling, general and administrative expenses will decrease by approximately $667,000 annually.

As required by FAS 142, we will perform impairment tests on goodwill and other indefinite-lived intangible assets as of the adoption date. Thereafter, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the FAS 142 transitional goodwill impairment test, we will utilize the required two-step method for determining goodwill impairment as of the adoption date. To accomplish this, we will identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date. We will then have up to six months from the adoption date to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we then will perform the second step of the transitional impairment test. If necessary, in the second step, we will compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the adoption date. The implied fair value of goodwill will be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FAS 141. The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. We will record a transitional impairment loss for the excess of the carrying value of goodwill allocated to the reporting unit over the implied fair value. FAS 142 requires that this second step be completed as soon as possible, but no later than the end of the year of adoption.

In connection with the FAS 142 indefinite-lived intangible asset impairment test, we will utilize the required one-step method to determine whether an impairment exists as of the adoption date. The test will consist of a comparison of the fair values of indefinite-lived intangible assets with the carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess.

We have not yet determined the impact of FAS 142's impairment test provisions on our results of operations and financial position; however, the possibility exists that we will incur a significant transitional impairment loss. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our income statement during the quarter ending February 28, 2002.

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
OTHER ASSETS
Excess of cost over net assets of acquired
businesses, less amortization of $1,922,089
and $1,255,344 at August 31, 2001 and
~~2000, respectively~~	~~8,340,523~~	~~8,731,486~~
2000, respectively	8,540,523	8,731,486
Patents, agreements and trademarks, less amortization
of $889,692 and $792,213 at August 31, 2001
and 2000, respectively	751,033	848,510
Cash surrender value of life insurance, net of
loans of $47,618 at August 31, 2001 and 2000	3,792,515	3,473,091
Deferred income taxes	534,794	172,483
Investments in minority interests	1,179,243	1,208,797
Other	744,087	643,849
	~~15,342,195~~	~~15,078,216~~
	15,542,195	15,078,216
	~~$46,788,503~~	~~$45,723,252~~
	$46,988,503	$45,723,252
	========	========

See accompanying notes to the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	2001	2000
CURRENT LIABILITIES
Accounts payable	$5,261,112	$5,790,018
Notes payable to bank	1,763,184	2,050,726
Accrued payroll and other compensation	1,232,885	1,029,506
Accrued pension expense-current	353,857	231,507
~~Other accrued expenses~~	~~961,660~~	~~1,297,508~~
Other accrued expenses	1,161,661	1,297,508
Taxes payable	188,066	(68,452)
Current portion of Long-Term debt	2,543,400	2,605,284
~~TOTAL CURRENT LIABILITIES~~	~~12,304,164~~	~~12,936,097~~
TOTAL CURRENT LIABILITIES	12,504,165	12,936,097

LONG-TERM DEBT, less current portion	3,562,793	6,569,352

DEFERRED COMPENSATION	737,088	636,849

ACCRUED PENSION EXPENSE	447,698	351,859

COMMITMENTS (See Note G)	-	-

CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share: Authorized 100,000 shares; none issued

Common Stock. par value $.10 a share, Authorized 10,000 shares; issued and outstanding 5,094,389 shares and 5,073,613 shares at Aug. 31, 2001 and 2000, respectively.	509,439	507,361
Additional paid-in capital	3,721,442	3,625,023
Treasury Stock, 1,088,584 shares of Common Stock at August 31, 2001 and 2000	(4,687,565)	(4,687,565)
Cumulative effect of currency translation	(213,002)	(180,073)
Retained earnings	30,406,446	25,964,349
	29,736,760	25,229,095
	~~$46,788,503~~	~~$45,723,252~~
	$46,988,503	$45,723,252
	========	========

CHASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

	2001	2000	1999
Revenue:
Sales	$69,752,859	$67,980,176	$49,247,915
~~Commissions and other income~~	~~777,702~~	~~546,673~~	~~272,320~~
Commissions and other income	730,905	500,000	251,966
~~Interest~~	~~589~~	~~24,641~~	~~49,195~~
	__________	__________	__________
	~~70,531,150~~	~~68,551,490~~	~~49,569,430~~
	70,483,764	68,480,226	49,499,881
Cost and Expenses:
~~Cost of products and services sold~~	~~49,450,526~~	~~47,656,084~~	~~32,695,014~~
Cost of products and services sold	49,450,526	47,656,084	32,693,734
~~Selling, general and administrative expenses~~	~~12,035,890~~	~~11,809,638~~	~~8,931,753~~
Selling, general and administrative expenses	12,035,890	11,809,638	8,912,679
Bad debt expense-net of recoveries	42,416	5,733	(88,940)
Non-operating interest income	(47,386)	(71,264)	(49,195)
Interest expense	798,963	910,499	340,977
	__________	__________	__________
	~~62,327,795~~	~~60,381,954~~	~~41,878,804~~
	62,280,409	60,310,690	41,809,255
~~INCOME FROM OPERATIONS BEFORE INCOME TAXES~~	~~8,203,355~~	~~8,169,536~~	~~7,690,626~~
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	8,203,355	8,169,536	7,690,626
Income taxes	2,625,995	2,725,613	2,819,949
~~INCOME FROM OPERATIONS~~	~~5,577,360~~	~~5,443,923~~	~~4,870,677~~
INCOME BEFORE MINORITY INTEREST	5,577,360	5,443,923	4,870,677
Minority participation in subsidiary	--	--	99,633
Equity in earnings of unconsolidated
joint venture.	296,000	326,000	238,000
NET INCOME	$5,873,360	$5,769,923	$5,208,310
	=======	=======	=======
Net income per share of Common Stock
Basic	$1.47	$1.46	$1.34
	=====	=====	=====
Fully Diluted	$1.44	$1.44	$1.30
	=====	=====	=====

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 1998	4,977,650	$497,765	$3,370,066	1,072,084	$(4,535,476)
Cash dividend paid, $0.28 per share	--	--	--	--	--
Currency translation adjustment	--	--	--	--	--
Exercise of stock options	17,278	1,728	(1,728)	--	--
Compensatory stock issuance			98,496
Purchase of Treasury Stock	--	--	--	16,500	(152,089)
Net Income	--	--	--	--	--
Comprehensive Income	--	--	--	--	--
	-----------	---------	-----------	----------	------------
Balance @ Aug 31, 1999	4,994,928	499,493	3,466,834	1,088,584	(4,687,565)
	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 1999	4,994,928	499,493	3,466,834	1,088,584	(4,687,565)
Cash dividend paid, $0.32 per share	--	--	--	--	--
Currency Translation adjustment	--	--	--	--	--
Exercise of stock options	78,685	7,868	46,788	--	--
Compensatory stock issuance	--	--	98,496	--	--
Gain on stock sales	--	--	12,905	--	--
Net Income	--	--	--	--	--
Comprehensive Income	--	--	--	--	--
	----------	---------	-----------	----------	------------
Balance @ Aug 31, 2000	5,073,613	507,361	3,625,023	1,088,584	(4,687,565)
	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 2000	5,073,613	507,361	3,625,023	1,088,584	(4,687,565)
Cash dividend paid $0.36 per share	--	--	--	--	--
Currency Translation adjustment	--	--	--	--	--
Exercise of stock options	20,776	2,078	(2,078)	--	--
Compensatory stock issuance	--	--	98,497	--	--
Net Income	--	--	--	--	--
Comprehensive Income	--	--	--	--	--
	----------	---------	-----------	----------	-------------
Balance @ Aug 31, 2001	5,094,389	$509,439	$3,721,442	1,088,584	$(4,687,565)
	========	========	========	========	========

		Cumm
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Aug 31, 1998	$17,330,039	$(238,728)	$16,423,666
Cash dividend paid, $0.28 per share	(1,093,715)	--	(1,093,715)
Currency translation adjustment	--	50,397	50,397	50.397
Exercise of stock options	--	--	--
Compensatory stock issuance			98,496
Purchase of Treasury Stock	--	--	(152,089)
Net Income	5,208,310	--	5,208,310	5,208,310
Comprehensive Income	--	--	--	5,258,707
	------------	----------	------------	------------
Balance @ Aug 31, 1999	21,444,634	(188,331)	20,535,065
		Cumm
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Aug 31, 1999	21,444,634	(188,331)	20,535,065
Cash dividend paid, $0.32 per share	(1,250,208)	--	(1,250,208)
Currency Translation adjustment	--	8,258	8,258	8,258
Exercise of stock options	--	--	54,656
Compensatory stock issuance	--	--	98,496
Gain on stock sales	--	--	12,905
Net Income	5,769,923	--	5,769,923	5,769,923
Comprehensive Income	--	--	--	5,778,181
	------------	----------	------------	------------
Balance @ Aug 31, 2000	25,964,349	(180,073)	25,229,095
		Cumm
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Aug 31, 2000	25,964,349	(180,073)	25,229,095
Cash dividend paid $0.36 per share	(1,431,263)	--	(1,431,263)
Currency Translation adjustment	--	(32,929)	(32,929)	(32,929)
Exercise of stock options	--	--	--
Compensatory stock issuance	--	--	98,497
Net Income	5,873,360	--	5,873,360	5,873,360
Comprehensive Income	--	--	--	5,833,431
	-------------	-----------	------------	------------
Balance @ Aug 31, 2001	$30,406,446	$(213,002)	$29,736,760
	========	=======	========

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,873,360	$5,769,923	$5,208,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,330,630	1,224,701	1,019,715
Amortization	764,224	757,758	371,761
~~(Gain) on sale of assets~~	~~-~~	~~-~~	~~-~~
Stock issued for compensation	98,496	98,496	98,496
Change in provision for losses on trade receivables	(27,497)	35,394	(64,086)
Deferred federal tax	(432,170)	(117,900)	9,000
Revaluation of investments in minority interest	(20,000)	-	(300,000)
Change in assets and liabilities:
Trade receivables	(173,560)	(3,044,836)	(1,547,854)
Inventories	(15,774)	(1,493,650)	(2,712,855)
Prepaid expenses and other	(82,106)	(40,451)	49,352
Accounts payable	(528,906)	1,402,075	1,539,744
~~Accrued expenses~~	~~162,452~~	~~91,754~~	~~(716,651)~~
Accrued expenses	(37,548)	91,754	(716,651)
Taxes payable	179,786	(121,460)	169,817
Deferred compensation	100,238	(41,999)	139,451
~~TOTAL ADJUSTMENTS~~	~~1,355,813~~	~~(1,250,118)~~	~~(1,944,110)~~
TOTAL ADJUSTMENTS	1,155,813	(1,250,118)	(1,944,110)

~~NET CASH FROM OPERATIONS~~	~~7,229,173~~	~~4,519,805~~	~~3,264,200~~
NET CASH FROM OPERATIONS	7,029,173	4,519,805	3,264,200
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of note receivable	-	(39,418)	-
Capital expenditures including patents and agreements	(1,725,592)	(2,659,962)	(3,166,868)
Investment in trusteed assets	(100,238)	(309,901)	(185,451)
(Increase) in net cash surrender value	(319,424)	(541,106)	(508,133)
Investments in minority interests	49,553	-	(258,002)
~~Investment in subsidiaries' goodwill~~	~~(362,231)~~	~~(141,777)~~	~~(8,530,570)~~
Investment in subsidiaries' goodwill	(162,231)	(141,777)	(8,530,570)
	~~(2,457,932)~~	~~(3,692,164)~~	~~(12,649,024)~~
	(2,257,932)	(3,692,164)	(12,649,024)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	9,160,381	12,419,390	8,941,219
Payments of principal on debt	(12,228,824)	(12,658,613)	(862,184)
Net borrowing under line-of-credit	(287,541)	474,249	440,477
Cash dividends paid	(1,431,263)	(1,250,208)	(1,093,714)
Purchase of Common Shares for Treasury	-	-	(152,089)
Cash received on options exercise	-	67,561	-
	(4,787,247)	(947,621)	7,273,709
NET CHANGE IN CASH	(16,006)	(119,980)	(2,111,115)
~~CASH AT BEGINNING OF PERIOD~~	~~65,289~~	~~185,269~~	~~2,296,384~~
CASH AT BEGINNING OF YEAR	65,289	185,269	2,296,384
CASH AT END OF YEAR	$49,283	$65,289	$185,269
	========	========	========

See Note M for supplemental cash flow data.

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE A - ACCOUNTING POLICIES

     The principal accounting policies of Chase Corporation ("the Company") and its subsidiaries are as follows:

Basis of Presentation

     The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Investments in unconsolidated companies which are at ~~lease~~  least 20% owned are carried ~~a~~ at cost plus equity in undistributed earnings since acquisition.  All significant intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the functional currency for financial reporting.

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

Revenue Recoginition

    Sales are recognized when goods are ~~shopped~~  shipped by common carrier against a customer purchase order.  Commissions are recognized based on commission statements received from the manufacturers represented.

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

Translation of Foreign Currency

     The financial position and results of operations of the Company's Canadian ~~branch~~ division are measured using the Canadian dollar as the functional currency.  Revenues and expenses of the branch have been translated at average exchange rates.  Assets and liabilities have been translated at the year-end exchange rate.  Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or liquidation of its foreign investment.  Aggregate foreign currency transaction, gains and losses, are included in determining net income.  The amounts of gains and losses were immaterial in 2001, 2000 and 1999.

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

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE A - ACCOUNTING POLICIES (Continued)

Income Per Share of Common Stock

     Income per share is computed based upon the weighted average number of shares outstanding, after giving effect to the number of shares purchased for Treasury and the dilutive effect of stock options determined on the treasury method.  ~~The number of shares used in the computation of basic income per share was 4,005,805 at August 31, 2001, 3,985,029 at August 31, 2000 and 3,898,735 at August 31, 1999.  Fully diluted income per share was computed based upon 4,067,735 shares at August 31, 2001, 3,997,163 shares at August 31, 2000 and 3,994,472 shares at August 31, 1999.~~

NOTE B - NOTE RECEIVABLE - RELATED PARTIES

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

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE D - LONG-TERM DEBT (Continued)

     The Company has long-term unsecured credit available up to a maximum amount of $6,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or "Eurodollar rate" for ninety days plus 1.5 percent.  The unused available long-term credit amounted to $4,260,000 at August 31, 2001.  The facility is included in scheduled  principal payments at its' maturity although it is intended that it will continue to be renewed.

    Scheduled principal payments on long-term debt for the next five years are:

Year ending August 31,
2002	$2,543,400
2003	$2,490,296
2004	$579,631
2005	$388,475
2006	$104,390

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

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE K - BENEFITS (Continued)

~~Year Ended August 31,~~
	~~2001~~	~~2000~~	~~1999~~
~~Net pension expense components:~~
~~Service cost of benefits earned during the period~~	~~$329,118~~	~~$289,503~~	~~$283,651~~

~~Interest cost on projected benefit obligations~~	~~447,942~~	~~350,585~~	~~355,789~~

~~Return on plan assets~~	~~(422,297)~~	~~(500,035)~~	~~(334,303)~~

~~Net amortization and deferral~~	~~94,933~~	~~149,290~~	~~22,129~~

~~Net periodic pension cost~~	~~$449,696~~	~~$289,343~~	~~$327,266~~
	~~=======~~	~~=======~~	~~=======~~

     The following table sets forth the actuarial present value of benefit obligations and funded status:

~~August 31,~~
	~~2001~~	~~2000~~	~~1999~~
~~Accumulated benefit obligations~~	~~$2,882,790~~	~~$3,149,248~~	~~$2,706,803~~
	~~========~~	~~========~~	~~========~~
~~Projected benefit obligations~~	~~$(6,276,332)~~	~~$(4,939,023)~~	~~$(4,701,105)~~

~~Plan assets at fair value, including prefunded amounts~~	~~3,875,060~~	~~4,207,214~~	~~3,761,924~~

~~Funded status~~	~~(2,401,272)~~	~~(731,809)~~	~~(939,181)~~

~~Unrecognized net (gain) loss~~	~~643,269~~	~~(42,238)~~	~~186,130~~

~~Unrecognized prior service cost~~	~~956,448~~	~~190,681~~	~~214,752~~

~~Unamortized net transition assets~~	~~-~~	~~-~~	~~(6,997)~~
	~~_________~~	~~_________~~	~~_________~~
~~(Accrued) pension expense~~	~~$(801,555)~~	~~$583,366)~~	~~$(545,296)~~
	~~========~~	~~========~~	~~========~~

	Year Ended August 31,
	2001	2000	1999
Change in benefit obligation
Projected Benefit obligation at beginning of year	4,939,023	4,701,105	4,502,041
Service Cost	329,118	289,503	283,651
Interest Cost	447,942	350,585	355,789
Amendments	606,627	0	0
Actuarial gain (loss)	153,622	(96,152)	34,262
Expenses	0	(14,280)	(13,702)
Acquisition	0	0	0
Benefits paid	(200,000)	(291,738)	(460,936)
	0	0	0
Benefit obligation end of year	6,276,332	4,939,023	4,701,105
	=======	=======	=======

Change in plan assets
Fair value of plan assets at beginning of year	4,207,214	3,761,924	3,273,542
Actual return on plan assets	(363,661)	500,035	673,542
Acquisition	0	0	0
Employer contribution	231,504	251,273	289,478
Expenses	0	(14,280)	(13,702)
Benefits paid	(200,000)	(291,738)	(460,936)
Fair value of plan assets at end of year	3,875,057	4,207,214	3,761,924
	=======	=======	=======
Funded status	(2,401,275)	(731,809)	(939,181)
Unrecognized net actuarial (gain)/loss	643,269	(42,238)	186,130
Unrecognized prior service cost	956,448	190,681	214,752
Unrecognized net obligation (asset)	0	0	(6,997)
Prepaid (accrued) benefit cost	(801,558)	(583,366)	(545,296)
	=======	=======	=======

Weighted average assumptions as of August 31,
Discount rate	8.00%	8.00%	8.00%
Expected return on assets	10.00%	10.00%	10.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost
Service cost	329,118	289,503	283,651
Interest cost	447,942	350,585	355,789
Expected return on plan assets	(422,297)	(500,035)	(673,542)
Amortization of prior service cost	94,933	24,071	24,071
Unrecognized net transaction asset	0	(6,997)	(6,999)
Recognized net (gain)/loss	0	(1,327)	5,057
Net asset gain/(loss) deferred	0	133,543	339,239
	449,696	289,343	327,266
	======	======	======

Actuarial present value of benefit obligation and
funded status
Accumulated benefit obligations	3,863,900	3,149,240	2,706,803
Projected benefit obligations	6,276,332	4,939,023	4,701,105
Plan assets at fair value	3,875,057	4,207,214	3,761,924
Funded status	(2,401,275)	(731,809)	(939,181)
Unrecognized net (gain)/loss	643,269	(42,238)	186,130
Unrecognized prior service cost	956,448	190,681	214,752
Unrecognized net transition assets	0	0	(6,997)
(Accrued) pension expense	(801,558)	(583,366)	(545,296)
	=======	=======	=======

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

     Under the terms of the 1995 stock option plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share at the date of grant.   The board of directors approved issuance of 450,000 options ~~(at $3.375, based upon the market value at July 18, 1995)~~.  The options vest ratably over ten years.   In addition, the board of directors granted 250,000 (at $3.375, based upon the market value at July 18, 1995) shares of restricted Common Stock to the Company's CEO, Mr. Peter Chase.  Compensation expense of approximately $98,000 per year is being recognized over nine years.  Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all rights of a shareholder.  The grants vest at the end of nine years.  If Mr. Chase is not providing services to the Company prior to vesting, the shares revert to the Company.

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE K - BENEFITS (Continued)

                  Stock Option Plans (Continued)

                  Options at August 31, 2001:

		Weighted			Weighted
		Average			Average
	Exercise	Exercise	Remaining		Exercise
Outstanding	Price	Price	Life	Exercisable	Price
254,355	$3.375-4.625	$ 3.40	5 years	96,855	$3.63
15,000	$8.75-9.09	$ 8.98	7 years	14,000	$9.02
5,000	$11.83	$11.83	8 years	3,000	$11.83

                 Stock option plan activity was as follows:

		Weighted		Weighted	Weighted
		Average	Officers	Average	Average In
		Exercise	and	Exercise	Market
	Directors	Price	Employees	Price
Outstanding August 31, 1998	70,500	$4.00	370,474	$3.59

Exercisable	40,500	$2.92	57,573	$3.43

Grants at market price	-	-	5,000	$11.83	$3.61
Exercises	(19,000)	$4.63	(3,000)	$5.63
Outstanding August 31, 1999	51,500	$3.76	372,474	$3.68

Exercisable	36,500	$3.59	107,774	$3.73

Grants at market price	-	-	-	-
Exercises	(30,000)	$3.14	(86,619)	$3.79
Outstanding August 31, 2000	21,500	$6.84	285,855	$3.65

Exercisable	21,500	$6.84	76,355	$3.84

Exercises	(9,000)	$4.96	(24,000)	$3.78
Outstanding August 31, 2001	12,500	$8.20	261,855	$3.64

Exercisable	12,500	$8.20	101,355	$3.84

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

August 31,
	2001	2000	1999
Net Income	$5,809,558	$5,711,089	$5,121,614
Basic net income per share	$1.45	$1.45	$1.31
Diluted net income per share	$1.43	$1.43	$1.28

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

	August 31, 2001
		Electronic
	Specialized	Manufacturing	Total
	Manufacturing	Services
Sales	$47,445,350	$22,307,509	$69,752,859

Operating Profit	$10,322,166	$1,607,712	$11,929,878
Less common costs			$(3,726,523)
Income before taxes and minority interests			$8,203,355

Identifiable assets	$27,234,081	$11,398,605	$38,632,686
Common corporate assets			$8,155,817
Total assets			$46,788,503

	August 31, 2000
		Electronic
	Specialized	Manufacturing	Total
	Manufacturing	Services
Sales	$47,109,676	$20,870,500	$67,980,176

Operating Profit	$10,018,565	$1,809,332	$11,827,897
Less common costs			$(3,658,361)
Income before taxes and minority interests			$8,169,536

Identifiable assets	$29,428,664	$8,995,454	$38,424,118
Common corporate assets			$7,299,134
Total assets			$45,723,252

	August 31, 1999
		Electronic
	Specialized	Manufacturing	Total
	Manufacturing	Services
Sales	$42,711,390	$6,536,525	$49,247,915

Operating Profit	$9,182,016	$164,278	$9,346,294
Less common costs			$(1,655,668)
Income before taxes and minority interests			$7,690,626

Identifiable assets	$24,441,128	$8,067,407	$32,508,535
Common corporate assets			$6,475,601
Total assets			$38,984,136

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

     Effective April 30, 1999, the Company acquired RWA, Inc., an electronic manufacturing services company.  The Company purchased the stock of RWA, Inc. for cash of $5,000,000 and a note for $2,700,000, discounted at 7.5%.   ~~Contingent amounts at the time of purchase have been settled by an agreement to pay an additional $200,000 in 2002.~~  The Company has a potential future contingent payment of $200,000 payable as settlement to the RWA, Inc. stockholder.

     Effective August 1, 1999, the Company acquired Northeast Quality Products, Inc. (NEQP), a printer of high quality pressure sensitive materials.

     ~~Effective February 1, 2000, the Company acquired the assets and operations of  NETCO Automation, Inc., an electronic manufacturing services company specializing in prototyping and rework.~~

    Effective November 1, 2001, The Company acquired the assets and operations of Tapecoat, a division of TC Manufacturing Co., Inc. of Evanston, Illinois, a provider of protective coatings for the transportation, marine and geo-synthetics industries and for underground oil, gas and water pipelines.

    All acquisitions were accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

NOTE P - EARNINGS PER SHARE

	Years Ended August 31,
	2001	2000	1999
Income available to common shareholders	$5,873,360	$5,769,923	$5,208,310

Weighted average common shares outstanding	3,997,968	3,940,459	3,898,735
~~Basic earnings per share~~	~~$1.47~~	~~$1.45~~	~~$1.34~~
Basic earnings per share	$1.47	$1.46	$1.34
Weighted average common shares outstanding	3,997,968	3,940,459	3,898,735

Effect of options outstanding	69,407	56,704	95,737
Common shares and share equivalents	4,067,375	3,997,163	3,994,472
Diluted earnings per share	$1.44	$1.44	$1.30

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CHASE CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
	Balance At	(1)	(2) (3)		Balance At
	Beginning	Charged To Cost	Charged To		End Of
Description	Of Period	and Expense	Other Accounts	Deductions	Period

Year ended Aug 31, 2001:
Allowance for doubtful accounts	$292,443	$40,057	$-	$67,554	$264,946

Year ended Aug 31, 2000:
Allowance for doubtful accounts	$257,049	$5,733	$29,661	$-	$292,443

Year ended Aug 31, 1999:
Allowance for doubtful accounts	$201,135	$(88,940)	$146,458	$1,604	$257,049

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