Form 10-Q/A
period 2002-05-30
CHASE CORP
filed 2002-12-20
CIK 830524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-QA

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

Yes X	No
Common Shares Outstanding as of June 30, 2002	4,047,317

Part 1:  FINANCIAL INFORMATION
CHASE CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS	May 31,	Aug 31
	2002	2001
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$231,413	$49,283
Trade receivables, less allowances
for doubtful accounts of $363,800
and $264,946 respectively	11,165,458	12,081,284
Note receivable from related party		147,000
Inventories (Note B)
Finished and in process	4,829,928	3,099,182
Raw Materials	4,970,920	5,859,553
	9,800,848	8,958,735
Prepaid expenses & other current assets	882,684	458,796
Deferred taxes	184,330	186,836
TOTAL CURRENT ASSETS	22,264,733	21,881,934

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,099,517	524,423
Buildings	7,264,613	4,642,781
Machinery & equipment	21,531,349	18,612,037
Construction in Process	1,220,746	387,953
	31,116,225	24,167,194
Less allowance for depreciation	16,036,814	14,602,820
	15,079,411	9,564,374
OTHER ASSETS
Excess of cost over net assets acquired	10,503,820	10,626,612
Less amortization	1,922,089	1,922,089
	8,581,731	8,340,523
Patents, agreements and trademarks
less amortization of $962,659 and $889,690	678,064	751,033
Cash surrender value of life insurance net	4,422,218	3,792,515
Deferred taxes	689,883	534,794
Investment in joint venture	1,314,595	1,179,243
Other	890,346	744,087
	16,576,837	15,342,195
	$53,920,981	$46,788,503
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31	Aug 31
	2002	2001
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES
Accounts payable	$5,200,324	$5,261,112
Notes payable	1,687,046	1,763,184
Accrued expenses	2,301,119	2,194,545
Accrued pension expense-current	407,156	353,857
Income taxes	(30,519)	188,066
Current portion of L.T. debt	2,388,844	2,543,400
TOTAL CURRENT LIABILITIES	11,953,970	12,304,164
LONG-TERM DEBT, less current portion	9,193,784	3,562,793
Long-term deferred compensation obligation	883,346	737,088

ACCRUED PENSION EXPENSE	450,944	447,698

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share authorized 100,000 shares; (issued-none)

Common Stock. par value $.10 a share, Authorized 10,000,000 shares; issued and outstanding 5,135,901 shares at May 31, 2002, and 5,094,389 shares at Aug. 31, 2001 respectively.	513,590	509,439
Additional paid-in capital	4,219,163	3,721,442
Treasury Stock, 1,088,584 and 1,088,584 May 31, 2002, and Aug. 31, 2001, respectively	(4,687,565)	(4,687,565)
Cum. G/(L) on currency translation	(204,568)	(213,002)
Retained earnings	31,598,317	30,406,446
	31,438,937	29,736,760
	$53,920,981	$46,788,503
	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS
(UNAUDITATED)

	Nine Months Ended		Three Months Ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001
Sales	$50,220,919	$51,506,494	$18,221,546	$16,984,666
Commissions and other income	725,479	522,237	317,592	209,701
	50,946,398	52,028,731	18,539,138	17,194,367
Cost and Expenses
Cost of products sold(Note B)	37,172,320	36,364,028	13,302,305	12,054,285
Sell, general and admin expenses	9,684,098	9,231,177	3,472,066	2,935,059
Bad debt expense	82,435	43,609	21,008	25,609
Interest expense	406,362	650,259	140,576	180,233
Interest income	178	222	0	2
	47,345,037	46,288,851	16,935,955	15,195,184
Income before income taxes and minority interest and participation	3,601,361	5,739,880	1,603,183	1,999,183
Income taxes	1,077,200	1,876,900	481,300	634,600
Income before minority interest and participation	2,524,161	3,862,980	1,121,883	1,364,583
Income from minority interest	110,000	211,000	35,000	85,000

NET INCOME	$2,634,161	$4,073,980	$1,156,883	$1,449,583
	=======	=======	=======	======
Net income per share of Common Stock
Basic	$0.652	$1.020	$0.286	$0.362
	=====	=====	=====	=====
Fully Diluted	$0.637	$1.004	$0.279	$0.357
	=====	=====	=====	=====

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continue)
(UNAUDITED)

9 MONTH ENDED May 31, 2002 AND May 31, 2001

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 2000	5,073,613	$507,361	$3,625,023	1,088,584	$(4,687,565)
Currency Translation adjustment
Exercise of stock options	19,138	1,914	(1,914)
Compensatory stock issuance			73,874
Net Income for 9 months
Dividend paid in cash
$.36 a share on common stock
	-----------	---------	-----------	----------	------------
Balance @ May 31,2001	5,092,751	509,275	3,696,983	1,088,584	(4,687,565)

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ May 31,2001	5,092,751	509,275	3,696,983	1,088,584	(4,687,565)
Currency Translation adjustment
Exercise of stock options	1,638	164	(164)
Compensatory stock issuance			24,623
Net Income for 3 months
	----------	---------	-----------	----------	------------
Balance @ Aug 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)
Currency Translation adjustment
Treasury Stock dividend
Exercise of stock options	1,512	151	(151)
Issue of 40,000 shares-Tapecoat	40,000	4,000	424,000
Compensatory stock issuance			73,872
Net Income for 9 months
Dividends paid in cash
$.36 a share on common stock
	----------	---------	-----------	----------	-------------
Balance @ May 31,2002	5,135,901	$513,590	$4,219,163	1,088,584	$(4,687,565)
	=======	======	=======	=======	========

		Cumm
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Aug 31, 2000	$25,964,349	$(180,073)	$25,229,095
Currency Translation adjustment		(26,197)	(26,197)	$(26,197)
Exercise of stock options			--
Compensatory stock issuance			73,874
Net Income for 9 months	4,073,980		4,073,980	4,073,980
Dividends paid in cash
$.36 a share on common stock	(1,431,263)		(1,431,263)
	------------	----------	------------	------------
Balance @ May 31,2001	28,607,066	(206,270)	27,919,489	4,047,783

		Cumm
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ May 31,2001	28,607,066	(206,270)	27,919,489	4,047,783
Currency Translation adjustment		(6,732)	(6,732)	(6,732)
Exercise of stock options			--
Compensatory stock issuance			24,623
Net Income for 3 months	1,799,380		1,799,380	1,799,380
	------------	----------	------------	------------
Balance @ Aug 31, 2001	30,406,446	(213,002)	29,736,760	1,792,648
				=======
		Cumm
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Aug 31, 2001	30,406,446	(213,002)	29,736,760	1,792,648
Currency Translation adjustment		8,434	8,434	8,434
Treasury Stock dividend			--
Exercise of stock options			--
Issue of 40,000 shares-Tapecoat			428,000
Compensatory stock issuance			73,872
Net Income for 9 months	2,634,161		2,634,161	2,634,161
Dividends paid in cash
$.36 a share on common stock	(1,442,290)		(1,442,290)
	-------------	-----------	------------	------------
Balance @ May 31,2002	$31,598,317	$(204,568)	$31,438,937	$2,642,595
	========	=======	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	May 31, 2002	May 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,634,161	$4,073,980
Adjmts. to reconcile net income to net cash provided by operating activities:
Income from joint venture	(110,000)	(211,000)
Depreciation	1,433,994	1,124,598
Amortization - goodwill	0	495,404
Amortization - patents	72,967	73,290
Provision for losses on accounts receivable	98,854	(30,743)
Stock issued for compensation	73,872	73,874
Deferred taxes	(152,583)	(432,170)
Change in assets and liabilities
Proceeds from notes receivable	147,000
Trade receivables	2,185,804	485,555
Inventories	804,222	(986,575)
Prepaid. expenses & other current assets	(418,072)	(186,279)
Accounts payable	(477,726)	(581,495)
Accrued expenses	(705,609)	273,094
Income taxes payable	(218,585)	17,562
Deferred compensation	0	73,938
TOTAL ADJUSTMENTS	2,734,038	189,053
NET CASH FROM OPERATIONS	5,368,199	4,263,033
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,820,596)	(1,578,019)
Cash paid for investment	(25,352)	(20,000)
Investment in trusteed assets	0	(77,859)
Investment in subsidiaries	(241,209)	(153,347)
Purchase of cash surrender value	(629,703)	(158,235)
Dividend received from joint venture	0	245,826
	(3,716,860)	(1,741,634)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	8,797,783	9,361,172
Payments of principal on debt	(8,748,564)	(10,230,006)
Net borrowing under line-of-credit	(76,138)	(278,879)
Dividend paid	(1,442,290)	(1,431,263)
	(1,469,209)	(2,578,976)
NET CHANGE IN CASH	182,130	(57,577)
CASH AT BEGINNING OF PERIOD	49,283	65,289

CASH AT END OF PERIOD	$231,413	$7,712
	======	====
CASH PAID DURING PERIOD FOR:
Income taxes	$1,599,064	$2,338,624
Interest	$406,362	$650,259

Significant non-cash transactions; see note D

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION	SECURITIES AND EXCHANGE COMMISSION

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

Note C - Income per Share of Common Stock

	Nine Months Ended		Three Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Income available to common shareholders	$2,634,161	$4,073,980	$1,156,883	$1,449,583

Weighted average common shares outstanding	4,037,814	3,995,667	4,047,317	4,001,930
Basic earnings per share	0.65	1.02	0.29	0.36

Weighted average common shares outstanding	4,037,814	3,995,667	4,047,317	4,001,930

Effect of options outstanding	97,837	61,082	96,154	62,432
Common shares and share equivalents	4,135,651	4,056,739	4,143,471	4,064,362
Diluted earnings per share	0.64	1.00	0.28	0.36

Note D - Acquisition of Assets

Chase Corporation (the "Company") has purchased certain operating assets of the Tapecoat Division of TC Manufacturing, Inc. from TC Manufacturing, Inc.  The assets were purchased effective November 1, 2001.  Operations related to these assets subsequent to acquisition has accounted for $4,413,128 and $1,948,834 of revenue and $379,010 and $193,101 of net income for the nine and three months ended May 31, 2002.  This increased basic earnings per share by $0.094 and $0.048 and diluted earnings per share by $0.092 and $0.047 for the nine and three month periods.

The assets consisted of:

Accounts Receivable	$1,368,831
Inventory	1,646,335
Other Current Assets	5,813
Land and Buildings	1,700,000
Machinery and Equipment	2,420,000
$7,140,979
The purchase price consisted of:
Cash	$5,427,217
Accounts Payable	417,034
Other Current Liabilities assumed	868,728
Common Stock issued, 40,000 shares
at $10.70 per share	428,000
$7,140,979
Cash was provided through operating cash and borrowing under the Company’s credit facility.

~~Note E - Recent Accounting Pronouncements~~

    ~~In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos.141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets.  FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  All of the Company's acquisitions have been accounted for using the purchase method.  However, intangibles may be classified differently in future transactions.~~

Note E - ~~Recently Issued Accounting Standards~~ Change in Accounting Method

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

          The Company paid $41,209 to Netco Automation stockholder in settlement of  adjustment to the purchase    price.  It was charged to non-amortizable goodwill.

    In accordance with statement of financial accounting standards number 142, which the Company adopted September 1, 2001, an interim evaluation of goodwill was conducted on February 28, 2002.   Based on the evaluation of estimated future cash flows no adjustment to goodwill has been made at this time.
Projected amortization of  intangibles not included in goodwill for the next 5 year period is:

             2003 - $97,047
     2004 - $97.047
             2005 - $96,060
     2006 - $93,897
             2007 - $93,897

	Nine Months Ended		Three Months Ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001
Net income as reported	2,634,161	4,073,980	1,156,883	1,449,583
Amortization Expense related to goodwill	0	495,404	0	165,228
Net income	2,634,161	4,569,384	1,156,883	1,614,811

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

     A majority of the earnings decline during the nine months ended May 31 are the result of lower sales of products and services and the associated profitability provided by our Electronic Manufacturing Services (EMS) segment.  Of the pre tax earnings decline of $1.3 million, about $1.15 million relates to the reduced operating profit of the Company's EMS segment.  Our more traditional markets continue to perform reasonably well in spite of the recession.  The Company has also received the benefit of positive results from the Tapecoat acquisition.  As expected, the Company's performance improved during the third quarter.  The Company anticipates continued improvement during our fourth quarter and solid improvement during fiscal 2003.   It still remains difficult to predict a full recovery of the economy although we appear to be more positive than negative as we look into our next fiscal year.

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

     FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill.  Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company adopted FAS 142 on September 1, 2001, the beginning of fiscal 2002.  In connection with the adoption of FAS 142, the Company was required to perform a transitional goodwill impairment assessment.  An interim evaluation of goodwill has been conducted based on the evaluation of estimated future cash flow and no adjustments to goodwill are required at this time.  Therefore, no amortization of goodwill has been charged to administrative expense for the nine and three-month periods ended May 31, 2002.  Administrative expense included amortization of goodwill totaling $495,404 and $165,228 respectively for the nine and three-month periods ended May 31, 2001.  Amortization of goodwill booked to administrative expense totaled $491,724 and $163,908 respectively for the nine and three-month periods ended May 31, 2000.

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
    In accordance with statement of financial accounting standards number 142, which the Company adopted September 1, 2001, an interim evaluation of goodwill was conducted on February 28, 2002.   Based on the evaluation of estimated future cash flows no adjustment to goodwill has been made at this time.

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