Form 10-Q/A
period 2002-02-28
CHASE CORP
filed 2002-12-27
CIK 830524

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

Yes X	No
Common Shares Outstanding as of March 31, 2002	4,047,317

Part 1:  FINANCIAL INFORMATION

CHASE CORPORATION

CONSOLIDATED BALANCE SHEET

ASSETS	Feb. 28	Aug 31
	2002	2001
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$249,120	$49,283
Trade receivables, less allowances
for doubtful accounts of $351,231
and $264,946 respectively	11,424,180	12,081,284
Note receivable from related party		147,000
Inventories (Note B)
Finished and in process	5,288,818	3,099,182
Raw Materials	4,729,822	5,859,553
	10,018,640	8,958,735
Prepaid expenses & other curr assets	944,662	458,796
Deferred taxes	226,330	186,836
TOTAL CURRENT ASSETS	22,862,932	21,881,934

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,156,199	524,423
Buildings	7,182,561	4,642,781
Machinery & equipment	21,486,459	18,612,037
Construction in Process	829,039	387,953
	30,654,258	24,167,194
Less allowance for depreciation	15,496,353	14,602,820
	15,157,905	9,564,374
OTHER ASSETS
Excess of cost over net assets of acquired
~~businesses less amortization~~	~~8,344,022~~	~~8,340,523~~
businesses less amortization	8,544,022	8,540,523
Patents, agreements and trademarks
less amortization	702,387	751,033
Cash surrender value of life insurance net	4,186,017	3,792,515
Deferred taxes	647,883	534,794
Investment in joint venture	1,269,595	1,179,243
Other	866,061	744,087
	~~16,015,965~~	~~15,342,195~~
	16,215,965	15,542,195
	~~$54,036,802~~	~~$46,788,503~~
	$54,236,802	$46,988,503
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	Feb. 28	Aug 31
	2002	2001
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES
Accounts payable	$5,846,599	$5,261,112
Notes payable	1,702,000	1,763,184
~~Accrued expenses~~	~~2,365,948~~	~~2,194,545~~
Accrued expenses	2,565,948	2,394,545
Accrued pension expense-current	353,857	353,857
Income taxes	(325,831)	188,066
Deferred compensation
Current portion of L.T. debt	2,688,563	2,543,400
~~TOTAL CURRENT LIABILITIES~~	~~12,631,136~~	~~12,304,164~~
TOTAL CURRENT LIABILITIES	12,831,136	12,504,164

LONG-TERM DEBT, less current portion	9,611,731	3,562,793
Long-term deferred compensation obligation	859,061	737,088

ACCRUED PENSION EXPENSE	708,282	447,698

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share authorized 100,000 shares; (issued-none)

Common Stock. par value $.10 a share, Authorized 10,000,000 shares; issued and outstanding 5,135,901 shares at Feb. 28, 2002, and 5,094,389 shares at Aug. 31, 2001 respectively.	513,590	509,439
Additional paid-in capital	4,194,539	3,721,442
Treasury Stock, 1,088,584 and 1,088,584 Feb. 28, 2002, and Aug. 31, 2001, respectively	(4,687,565)	(4,687,565)
Cum. G/(L) on currency translation	(235,406)	(213,002)
Retained earnings	30,441,434	30,406,446
	30,226,592	29,736,760
	~~$54,036,802~~	~~$46,788,503~~
	$54,236,802	$46,988,503
	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS

(UNAUDITATED)

	Six Months Ended		Three Months Ended
	Feb. 28	Feb. 28	Feb. 28	Feb. 28
	2002	2001	2002	2001
Sales	$31,999,373	$34,521,828	$16,847,200	$16,737,356
Commissions and other income	407,887	312,536	206,776	171,083
~~Interest~~	~~178~~	~~220~~	~~176~~	~~176~~
	~~32,407,438~~	~~34,834,584~~	~~17,054,152~~	~~16,908,615~~
	32,407,260	34,834,364	17,053,976	16,908,439
Cost and Expenses
Cost of products sold(Note B)	23,870,015	24,309,743	12,617,618	12,028,267
Sell, general and admin expenses	6,212,032	6,296,118	3,156,975	3,073,246
Bad debt expense	61,427	18,000	48,922	9,000
Non-operating interest income	(178)	(220)	(176)	(176)
Interest expense	265,786	470,026	143,690	234,475
	~~30,409,260~~	~~31,093,887~~	~~15,967,205~~	~~15,344,988~~
	30,409,082	31,093,667	15,967,029	15,344,812
Income before income taxes and minority interest and participation	1,998,178	3,740,697	1,086,947	1,563,627
Income taxes	595,900	1,242,300	311,100	506,300
Income before minority interest and participation	1,402,278	2,498,397	775,847	1,057,327
Income from minority interest	75,000	126,000	35,000	66,000

NET INCOME	$1,477,278	$2,624,397	$810,847	$1,123,327
	=======	=======	=======	======
Net income per share of Common Stock
Basic	$0.366	$0.657	$0.200	$0.281
	=====	=====	=====	=====
Fully Diluted	$0.359	$0.648	$0.196	$0.277
	=====	=====	=====	=====

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

6 MONTH ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 2000	5,073,613	$507,361	$3,625,023	1,088,584	$(4,687,565)
Currency Translation adjustment
Exercise of stock options	15,708	1,571	(1,571)
Compensatory stock issuance			49,249
Net Income for 6 months
Div pd in cash
$.36 a share on common stock
	-----------	---------	-----------	----------	------------
Balance @ February 28, 2001	5,089,321	508,932	3,672,701	1,088,584	(4,687,565)

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ February 28, 2001	5,089,321	508,932	3,672,701	1,088,584	(4,687,565)
Currency Translation adjustment
Exercise of stock options	5,068	507	(507)
Compensatory stock issuance			49,248
Net Income for 6 months
	----------	---------	-----------	----------	------------
Balance @ August 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ August 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)
Currency Translation adjustment
Treasury Stock dividend
Exercise of stock options	1,512	151	(151)
Issue of 40,000 shares-Tapecoat	40,000	4,000	424,000
Compensatory stock issuance			49,248
Net Income for 6 months
Dividends paid in cash
$.36 a share on common stock
	----------	---------	-----------	----------	-------------
Balance @ February 28, 2002	5,135,901	$513,590	$4,194,539	1,088,584	$(4,687,565)
	=======	======	=======	=======	========

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continue)

(UNAUDITED)

6 MONTH ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

		Cumulative
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ August 31, 2000	$25,964,349	$(180,073)	$25,229,095
Currency Translation adjustment		(25,794)	(25,794)	(25,794)
Exercise of stock options			--
Compensatory stock issuance			49,249
Net Income for 6 months	2,624,397		2,624,397	2,624,397
Div pd in cash
$.36 a share on common stock	(1,431,263)		(1,431,263)
	------------	----------	------------	------------
Balance @ February 28, 2001	27,157,483	(205,867)	26,445,684	2,598,603
				=======
		Cumulative
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ February 28, 2001	27,157,483	(205,867)	26,445,684	2,598,603
Currency Translation adjustment		(7,135)	(7,135)	(7,135)
Exercise of stock options			--
Compensatory stock issuance			49,248
Net Income for 6 months	3,248,963		3,248,963	3,248,963
	------------	----------	------------	------------
Balance @ August 31, 2001	30,406,446	(213,002)	29,736,760	3,241,828
				=======
		Cumulative
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ August 31, 2001	30,406,446	(213,002)	29,736,760	3,241,828
Currency Translation adjustment		(22,404)	(22,404)	(22,404)
Treasury Stock dividend			--
Exercise of stock options			--
Issue of 40,000 shares-Tapecoat			428,000
Compensatory stock issuance			49,248
Net Income for 6 months	1,477,278		1,477,278	1,477,278
Dividends paid in cash
$.36 a share on common stock	(1,442,290)		(1,442,290)
	-------------	-----------	------------
Balance @ February 28, 2002	$30,441,434	$(235,406)	$30,226,592	$1,454,874
	========	=======	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Feb. 28, 2002	Feb. 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,477,278	$2,624,397
Adjmts. to reconcile net income to net cash provided by operating activities:
Income from joint venture	(75,000)	(126,000)
Depreciation	893,533	732,444
Amortization	48,645	379,036
Provision for losses on accounts receivable	86,285	(39,643)
Stock issued for compensation	49,248	49,249
Deferred taxes	(152,583)	(400,170)
Change in assets and liabilities
Proceeds from notes receivable	147,000	---
Trade receivables	1,939,651	1,325,294
Inventories	586,430	(778,674)
Prepaid. expenses & other current assets	(480,050)	(185,617)
Accounts payable	168,449	(372,795)
Accrued expenses	436,741	274,216
Income taxes payable	(513,897)	89,525
Deferred compensation	0	73,938
TOTAL ADJUSTMENTS	2,260,970	1,020,803
NET CASH FROM OPERATIONS	3,738,248	3,645,200
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,389,468)	(1,054,988)
Cash paid for investment	(15,352)	(20,000)
Investment in trusteed assets	0	(77,859)
Investment in subsidiaries	(3,500)	(153,347)
Purchase of cash surrender value	(393,502)	(306,074)
Dividend received from joint venture	0	245,826
	(2,801,822)	(1,366,442)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	6,797,783	6,544,884
Payments of principal on debt	(6,030,898)	(7,321,972)
Net borrowing under line-of-credit	(61,184)	(121,760)
Dividend paid	(1,442,290)	(1,436,457)
Reduction of cash paid for dividends	_________	5,194
	(736,589)	(2,330,111)
NET CHANGE IN CASH	199,837	(51,353)
CASH AT BEGINNING OF PERIOD	49,283	65,289

CASH AT END OF PERIOD	$249,120	$13,936
	========	========
CASH PAID DURING PERIOD FOR:
Income taxes	$1,385,285	$1,490,723
Interest	$265,786	$470,026

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION	SECURITIES AND EXCHANGE COMMISSION

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
$7,140,979

Cash was provided through operating cash and borrowing under the Company's credit facility.

~~Note E - Review of Goodwill~~

~~In accordance with statement of financial accounting standards number 142, which the Company adopted September 1, 2001, an interum evaluation of goodwill was conducted on February 28, 2002.   Based on the evaluation of estimated future cash flows no adjustment to goodwill has been made at this time.~~

Note E - Earnings Per Share

	Six Months Ended		Three Months Ended
	Feb. 28,	Feb 28,	Feb 28,	Feb 28,
	2002	2001	2002	2001
Income available to common
shareholders	$1,477,278	$2,624,397	$810,847	$1,123,327
Weighted average common
shares outstanding	4,032,984	3,992,468	4,047,132	3,996,402
Basic earnings per share	0.37	0.66	0.20	0.28

Weighted average common
shares outstanding	4,032,984	3,992,468	4,047,132	3,996,402

Effects of options outstanding	83,396	56,938	85,507	59,980
Common shares and share
equivalents	4,116,380	4,049,406	4,132,639	4,056,382

Diluted earnings per share	0.36	0.65	0.20	0.28

Note F - Change in Accounting Principles

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

    In accordance with statement of financial accounting standards number 142, which the Company adopted September 1, 2001, an interum evaluation of goodwill was conducted on February 28, 2002.   Based on the evaluation of estimated future cash flows no adjustment to goodwill has been made at this time.

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