Form 10-Q
period 2002-11-30
CHASE CORP
filed 2003-01-15
CIK 830524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2002 Commission File Number:1-9852

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

Yes X	No
Common Shares Outstanding as of December 31, 2002	4,047,317

Part 1: FINANCIAL INFORMATION
CHASE CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS	November 30,	August 31
	2002	2002
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$305,946	$329,084
Trade receivables, less allowances
for doubtful accounts of $321,110
and $288,177 respectively	11,443,016	11,019,325
Note receivable from related party		147,000
Inventories (Note B)
Finished and in process	4,709,167	4,536,453
Raw Materials	4,917,949	4,981,086
	9,627,116	9,517,539
Prepaid expenses & other current assets	791,040	604,512
Deferred taxes	74,961	137,888
TOTAL CURRENT ASSETS	22,242,079	21,608,348

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,096,704	1,096,704
Buildings	7,729,459	7,480,873
Machinery & equipment	21,722,232	21,992,666
Construction in Process	996,088	855,100
	31,544,483	31,425,343
Less allowance for depreciation	16,758,739	16,293,137
	14,785,744	15,132,206
OTHER ASSETS
Excess of cost over net assets acquired less amortization of $1,922,089	8,581,731	8,581,731

Patents, agreements and trademarks
less amortization of $1,011,062 and $986,739	629,662	653,985
Cash surrender value of life insurance net	4,575,185	4,459,167
Deferred taxes	664,723	655,279
Investment in joint venture	1,259,595	1,324,595
Other	889,518	889,518
	16,600,414	16,564,275
	$53,628,237	$53,304,829
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	November 30	August 31
	2002	2002
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES
Accounts payable	$5,096,278	$5,354,907
Notes payable	1,473,029	1,524,324
Accrued expenses	1,674,850	1,685,181
Accrued pension expense-current	407,156	407,156
Income taxes	1,321,707	866,332
Current portion of L.T. debt	1,857,214	1,966,382
TOTAL CURRENT LIABILITIES	11,830,234	11,804,282
LONG-TERM DEBT, less current portion	5,680,426	6,780,834
Long-term deferred compensation obligation	882,518	882,518

ACCRUED PENSION EXPENSE	685,522	552,827

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share authorized 100,000 shares; (issued-none)

Common Stock. par value $.10 a share, Authorized 10,000,000 shares; issued and outstanding 5,135,901 shares at November 30, 2002, and 5,135,901 shares at Aug. 31, 2002 respectively.	513,590	513,590
Additional paid-in capital	4,268,405	4,243,787
Treasury Stock, 1,088,584 and 1,088,584 November 30, 2002, and August 31, 2002, respectively	(4,687,565)	(4,687,565)
Cum. G/(L) on currency translation	(214,288)	(212,916)
Retained earnings	34,669,395	33,427,472
	34,549,537	33,284,368
	$53,628,237	$53,304,829
	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	Three Months Ended
	November 30,	November 30,
	2002	2001
Sales	$17,789,652	$15,152,173
Commissions and other income	187,629	201,111
	17,977,281	15,353,284
Cost and Expenses
Cost of products sold(Note B)	12,284,949	11,252,397
Sell, general and administrative expenses	3,588,478	3,055,057
Bad debt expense	41,251	12,505
Non-operating interest income	(32,126)	(2)
Interest expense	94,906	122,096
	15,977,458	14,442,053
Income before income taxes and minority interest and participations	1,999,823	911,231
Income taxes	692,900	284,800
Income before minority interest and participation	1,306,923	626,431
Income from minority interest	(65,000)	40,000

NET INCOME	$1,241,923	$666,431
	=======	=======
Net income per share of Common Stock
Basic	$0.307	$0.166
	=====	=====
Fully Diluted	$0.300	$0.163
	=====	=====

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continue)
(UNAUDITED)

3 MONTH ENDED November 30, 2002 AND November 30, 2001

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ August 31, 2001	5,094,389	$509,439	$3,721,442	1,088,584	$(4,687,565)
Currency Translation adjustment
Issue of 40,000 shares-Tapecoat	40,000	4,000	424,000
Compensatory stock issuance			24,624
Net Income for 3 months
	-----------	---------	-----------	----------	------------
Balance @ November 30,2001	5,134,389	513,439	4,170,066	1,088,584	(4,687,565)

Currency Translation adjustment
Exercise of stock options	1,512	151	(151)
Compensatory stock issuance			73,872
Net Income for 9 months
Dividends paid in cash
$.36 a share on common stock
	----------	---------	-----------	----------	------------
Balance @ August 31, 2002	5,135,901	513,590	4,243,787	1,088,584	(4,687,565)

Currency Translation adjustment
Compensatory stock issuance			24,618
Net Income for 3 months
	----------	---------	-----------	----------	-------------
Balance @ November 30,2002	5,135,901	$513,590	$4,268,405	1,088,584	$(4,687,565)
	=======	======	=======	=======	========
		Cumm
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ August 31, 2001	$30,406,446	$(213,002)	$29,736,760	$4,361,354
				========
Currency Translation adjustment		(10,379)	(10,379)	$(10,379)
Issue of 40,000 shares-Tapecoat			428,000
Compensatory stock issuance			24,624
Net Income for 3 months	666,431		666,431	666,431
	------------	----------	------------	------------
Balance @ November 30,2001	31,072,877	(223,381)	30,845,436	656,052
				======
Currency Translation adjustment		10,465	10,465	10,465
Exercise of stock options			--
Compensatory stock issuance			73,872
Net Income for 9 months	3,796,885		3,796,885	3,796,885
Dividends paid in cash			--
$.36 a share on common stock	(1,442,290)		(1,442,290)
	------------	----------	------------	------------
Balance @ August 31, 2002	33,427,472	(212,916)	33,284,368	3,807,350
				=======
Currency Translation adjustment		(1,372)	(1,372)	(1,372)
Compensatory stock issuance			24,618
Net Income for 3 months	1,241,923		1,241,923	1,241,923
	-------------	-----------	------------	------------
Balance @ November 30,2002	$34,669,395	$(214,288)	$34,549,537	$1,240,551
	========	=======	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	November 30, 2002	November 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,241,923	$666,431
Adjmts. to reconcile net income to net cash provided by operating activities:
Income from joint venture	65,000	(40,000)
Depreciation	465,602	415,783
Amortization - patents	24,323	24,322
Provision for losses on accounts receivable	32,933	105,814
Stock issued for compensation	24,618	24,624
Deferred taxes	53,483	(8,000)
Change in assets and liabilities
Proceeds from notes receivable	0	147,000
Trade receivables	(456,624)	2,328,870
Inventories	(109,577)	114,907
Prepaid. expenses & other current assets	(186,528)	(606,545)
Accounts payable	(258,629)	(585,589)
Accrued expenses	122,364	(447,247)
Income taxes payable	455,375	(95,395)
TOTAL ADJUSTMENTS	232,340	1,378,544
NET CASH FROM OPERATIONS	1,474,263	2,044,975
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(120,512)	(1,813,173)
Cash paid for investment		(116,738)
Investment in trusteed assets	0	(400)
Investment in subsidiaries	0	(3,500)
Purchase of cash surrender value	(116,018)	(164,461)
	(236,530)	(2,098,272)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	1,700,000	2,497,783
Payments of principal on debt	(2,909,576	(2,358,655)
Net borrowing under line-of-credit	(51,295)	(52,210)
	(1,260,871)	86,918
NET CHANGE IN CASH	(23,138)	33,621
CASH AT BEGINNING OF PERIOD	329,084	49,283

CASH AT END OF PERIOD	$305,946	$82,904
	======	=====
CASH PAID DURING PERIOD FOR:
Income taxes	$(44,801)	$457,295
Interest	$94,906	$122,096

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

Date:  January 14, 2002

  /s/ Peter R. Chase

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

Date:  January 14, 2002

/s/ Everett Chadwick

Everett Chadwick Treasurer & CFO

CHASE CORPORATION	SECURITIES AND EXCHANGE COMMISSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

January 9, 2003

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

Note C - Income per Share of Common Stock

	Three Months Ended
	November 30, 2002	November 30, 2001
Income available to common shareholders	$1,241,925	$666,431

Weighted average common shares outstanding	4,047,317	4,018,992
Basic earnings per share	0.307	.166

Weighted average common shares outstanding	4,047,317	4,018,992

Effect of options outstanding	93,582	76,742
Common shares and share equivalents	4,140,899	4,095,734
Diluted earnings per share	0.300	.163

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

Note E - Change in Accounting Method

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
Projected amortization of intangibles not included in goodwill for the next 5 year period is:

2003 - $97,047
2004 - $97,047
2005 - $96,060
2006 - $93,897
2007 - $93,897

	Three Months Ended
	November 30, 2002	November 30, 2001
Net income as reported	1,241,923	666,431
Amortization Expense related to goodwill	0	0
Net income	1,241,923	666,431

Note F - Review by Independent Public Accountant

The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures. Based upon such review, no adjustments or additional disclosure were recommended.

Letter from the independent public accountant is included as a part of this report.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors

Chase Corporation

Bridgewater, Massachusetts

We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiaries as of November 30, 2002and the related consolidated statements of operations, stockholders equity, and cash flows for the periods of three months ended November 30, 2002 and November 30, 2001; in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Chase Corporation.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical proceduresto financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of anymaterial modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with U. S. generally accepted auditing standards, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report datedNovember 25, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts

January 13, 2003

Results of Operations

Net revenues during fiscal 2003 increased to $17,977,000, an increase of $2,624,000 or 17% when compared to the first quarter of fiscal 2002. While the result would indicate a marked improvement over the prior period, the Company continues to be negatively impacted by the general economic downturn. During the first quarter, $1,800,000 of the increase in revenue related to the Company's Tapecoat acquisition, concluded November 1, 2001. This year the Tapecoat division was included for the full quarter versus one month in fiscal 2002. The Specialized Manufacturing segment also had some improvement in certain key product areas which had previously been negatively impacted by the poor economy. The Company's Electronic Manufacturing Services (EMS) segment continues to be more adversely affected by the economic problems.

When comparing the first three months to that of the prior year the majority of the 14% decrease in revenue was associated with the slow economy.

Sales and Operating Profit by Segment
($-000)
For the first quarter ended:	Sales	Operating	%
November 30, 2002		Profit
Specialized Manufacturing	$13,166	$2,708	20.6
Electronic Manufacturing Services	$ 4,624	$ 256	5.5
	$17,790	$1,964	16.7
Less: Common Costs		964
Income Before Tax and Minority Interest		$2,000

November 30, 2001
Specialized Manufacturing	$10,245	$1,661	16.2
Electronic Manufacturing Services	$ 4,907	$ 43	0.9
	$15,152	$1,704	11.2
Less: Common Costs		793
Income Before Tax and Minority Interest		$ 911

November 30, 2000
Specialized Manufacturing	$11,837	$2,556	21.6
Electronic Manufacturing Services	$ 5,947	$ 703	11.8
	$17,784	$3,259	18.3
Less: Common Costs		1,083
Income Before Tax and Minority Interest		$2,176

The cost of products sold increased $1,033,000 or 9% when compared to the first quarter of fiscal 2002. To a large extent this increase was volume related. As a percent of sales, the cost of products decreased by 5.3% to 69%. While we continue to be effected by some selling price erosion created by competitive pressures, a product mix change, increased volume and some benefit associated with low material costs helped to provide the Company improvement over the previous period.

When comparing fiscal 2002 versus 2001, the cost of products as a percent of sales had increased 5%. The increased costs were mostly associated with the reduction in sales somewhat created by the economic downturn that in turn also effected our product mix during last years first quarter. This also negated efficiencies previously gained through economies of scale related to the higher volumes.

Selling and administration expenses increased by $533,000 during the current year, however as a percent of sales remained the same. About $300,000 of the increase relates to the Tapecoat acquisition as of November 1, 2002 resulting in a full quarter of their selling and administrative costs. The Company has also invested in certain personnel that is believed to be required to support continued growth. Last year at this time the Company was emphasizing a focus on cost containment.

Interest expense decreased to $95,000 during the first quarter as compared to $122,000 and $236,000 respectively against the prior like periods. The reductions relate both to the repayment of debt incurred for acquisitions and continued interest rate deductions. The Company continues to benefit from the low borrowing rates from its financial institutions.

The effective tax rate over the past three years is lower than the applicable tax rates. However, while the Company continues to receive the benefit of solid export sales through its Chase Export Corporation subsidiary, it no longer is able to consolidate the losses for tax purposes related to the Sunburst EMS acquisition.

A majority of the operating income improvement for the first three months of fiscal 2003 related to the strong improvement within our Specialized Manufacturing segment and the solid results from the Tapecoat division which participated for a full quarter. About $450,000 of the improvement relates to Tapecoat which was acquired November 1, 2001. While the Electronic Manufacturing Services (EMS) segment generated some improvement, that market remains slow with no signs of solid improvement during fiscal 2003. The cost structure was modified in an attempt to maximize profitability even with the lower sales. The Company remains concerned over the recovery of the economy but anticipates continued improvement during the year.

When comparing 2002 to 2001 the earning decline was the result of lower sales for products and services provided to the telecommunication market. During last years first quarter, the Company's more traditional markets continued to provide reasonable earnings during a difficult period.

The income (loss) from minority interest is associated with a 42% equity position in the Stewart Group, Inc., Toronto, Canada. The business focus of this company is the telecom market and continued market difficulty is anticipated during fiscal 2003.

Liquidity and Sources of Capital

The ratio of current assets to current liabilities was 1.8 to 1 at the end of the first quarter of fiscal 2003 as compared to 1.9 to 1 at the prior year end.

Long-term debt decreased by $1,200,000 and total liabilities decreased by $942,000 when compared to the end of fiscal 2002. The debt reduction is associated with the improved earnings and the cash flow improvements related to the increased level of business..

The Company had $3,860,000 in available credit at November 30, 2002 under its credit arrangements with its banks and plans to utilize this means to help finance its interim needs during the year. Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

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

Pursuant to reg. S-K item 601
no exhibits are required.

(b) Reports on Form 8-K

No 8-K reports were filed during the three months ended November 30, 2002.

No financial statements were filed during the three months ended November 30, 2002.

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by
the undersigned thereunto duly authorized.

CHASE CORPORATION
/s/ Peter R. Chase
Peter R. Chase, President & CEO

Dated: January 15, 2003