Form 10-K/A
period 2002-08-31
CHASE CORP
filed 2003-04-10
CIK 830524

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

     The quarterly high and low sales prices for the Company's common stock over the last two years were as follows:

Year ended August 31, 2002	Year ended August 31, 2001
Sales Price	Sales Price
	High	Low	High	Low
November 30	12.25	10.05	10.25	9.00
February 28	12.60	10.60	14.25	9.63
May 31	11.55	10.35	11.85	10.75
August 31	11.35	9.55	12.70	11.45

Item 6.  Selected Financial Data.

	2002	2001	2000	1999	1998
Net Sales and other operating revenues	$69,347,505	$70,483,764	$68,480,226	$49,499,881	$46,560,172
Income before minority interest	4,343,316	5,577,360	5,443,923	4,870,677	4,101,643
Equity in earnings of unconsolidated joint venture	120,000	296,000	326,000	238,000	195,000
Minority participation in Subsidiary	-	-	-	99,633	107,585
Gain on sale of assets from unconsolidated joint venture	-	-	-	-	1,718,425(1)
Net Income	4,463,316	5,873,360	5,769,923	5,208,310	6,122,653(1)
Total Assets	53,385,875	46,788,503	45,352,786	38,984,136	25,261,786
Long-term debt and capital leases	6,780,834	3,562,793	6,273,478	6,508,471	682,576
Per Common Share:
Diluted	1.08	1.44	1.44	1.30	1.56
Basic	1.10	1.47	1.46	1.34	1.58
Cash dividends*	.27	.36	.36	.32	.28

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

Recently Issued Accounting Standards.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.141, " Business Combinations" (FAS 141) Statement of Financial Accounting Standard No. 142, " Goodwill and Other Intangible Assets" ( FAS 142).  FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001.  FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill.  The adoption of FAS 141 will not have any material effect on our results of operations or financial position.

FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that impairment exists.  The Company adopted FAS 141 & 142 on September 1, 2001.  As of that date, amortization of goodwill and other indefinite-lived intangible assets, including those recorded in past business combinations ceases.  As a result of the elimination of this amortization, selling, general and administrative expenses will decrease by approximately $667,000 annually.

As required by FAS 142, we will perform impairment test on goodwill and other indefinite-lived intangible assets as of the adoption date.  Thereafter, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired.  Examples of such circumstances include, but are not limited to, a significant change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, the testing for recoverability under Statement 121 of a significant asset group within a reporting unit.  Recognition of a goodwill impairment loss is the financial statements of a subsidiary that is a component of a reporting unit.  In connection with the FAS 142 transitional goodwill impairment test, we will utilize the required two-step method for determining goodwill impairment as of the adoption date.  To accomplish this, we will identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date.  We then had up to six months from the adoption date to determine the fair value of each reporting unit and compare it to the carrying amount of the unit.  The reporting unit's fair value is determined by discounting its estimated future cash flows.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we then will perform the second step of the transitional impairment test.  If necessary, in the second step, we will compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the adoption date.  The implied fair value of goodwill will be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FAS 141.  The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. If the carrying value of goodwill allocated to the reporting unit exceeds the implied fair value we will record an impairment loss.  FAS 142 requires that this second step be completed as soon as possible, but no later than the end of the year of adoption.  The Company's reporting units are its Specialized Manufacturing and Electronic Manufacturing Services operating segments.  The similar economic characteristics and inter-company services performed among segment components enable the Company to aggregate components into its two operating segments.

In connection with the FAS 142 indefinite-lived intangible asset impairment test, we will utilize the required one-step method to determine whether impairment exists as of the adoption date.  The test will consist of a comparison of the fair values of indefinite-lived intangible assets with the carrying amounts.  If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess.

As of February 28, 2002, the Company performed the required transitional goodwill impairment assessment and no impairment to goodwill was indicted.  The Company performed its annual goodwill impairment assessment, as of June 30, 2002, and no impairment to its goodwill was indicated.  Amortization of Goodwill was $666,744, $660,075  2001 and 2000 respectively.

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

Date:  November 27, 2002

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

Date:  November 27, 2002

/s/ Everett Chadwick

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

22     Subsidiaries of the Company

List of Financial Statements and Schedules

Report of Management Certification	Page 16
Report of Independent Certified Public Accountants	Page 17
Consolidated Balance Sheets as of August 31, 2002 and August 31, 2001	Page 18
Consolidated Statements of Operations for each of the three fiscal years in the period ended August 31, 2002	Page 19
Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended August 31, 2002	Page 20
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended August 31, 2002	Page 21
Notes to Consolidated Financial Statements	Page 22

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

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 1999	4,994,928	$499,493	$3,466,834	1,088,584	$(4,687,565)

Cash dividend paid, $0.32 per share
Currency Translation adjustment
Exercise of stock options	78,685	7,868	46,788
Compensatory stock issuance			98,496
Gain on stock sales			12,905
Net Income
	-----------	---------	-----------	----------	------------
Balance @ August 31, 2000	5,073,613	507,361	3,625,023	1,088,584	$(4,687,565)

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ August 31, 2000	5,073,613	507,361	3,625,023	1,088,584	$(4,687,565)
Cash dividend paid, $0.36 per share
Currency Translation adjustment
Exercise of stock options	20,776	2,078	(2,078)
Compensatory stock issuance			98,497
Net Income
	----------	---------	-----------	----------	------------
Balance @ August 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ August 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)
Cash dividend paid $0.36 per share
Currency Translation adjustment
Exercise of stock options	1,512	151	(151)
Issue of 40,000 shares-Tapecoat	40,000	4,000	424,000
Compensatory stock issuance			98,496
Net Income
	----------	---------	-----------	----------	-------------
Balance @ August 31, 2002	5,135,901	$513,590	$4,243,787	1,088,584	$(4,687,565)
	=======	======	=======	=======	========

		Cumulative
		Effect of	Total
	Retained	Currency	Shareholder's	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Aug 31, 1999	$21,444,634	$(188,331)	$20,535,065

Cash dividend paid, $0.32 per share	(1,250,208)		(1,250,208)
Currency Translation adjustment		8,258	8,258	$8,258
Exercise of stock options			54,656
Compensatory stock issuance			98,496
Gain on stock sales			12,905
Net Income	5,769,923		5,769,923	5,769,923
	------------	----------	------------	------------
Balance @ August 31, 2000	25,964,349	(180,073)	25,229,095	$5,778,181
				=======
		Cumulative
		Effect of	Total
	Retained	Currency	Shareholder's	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ August 31, 2000	25,964,349	(180,073)	25,229,095	$5,778,181
Cash dividend paid, $0.36 per share	(1,431,263)		(1,431,263)
Currency Translation adjustment		(32,929)	(32,929)	(32,929)
Exercise of stock options			---
Compensatory stock issuance			98,497
Net Income	5,873,360		5,873,360	5,873,360
	------------	----------	------------	------------
Balance @ August 31, 2001	30,406,446	(213,002)	29,736,760	$5,840,431
				=======
		Cumulative
		Effect of	Total
	Retained	Currency	Shareholder's	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ August 31, 2001	30,406,446	(213,002)	29,736,760	$5,840,431
Cash dividend paid $0.36 per share	(1,442,290)		(1,442,290)
Currency Translation adjustment		86	86	86
Exercise of stock options
Issue of 40,000 shares-Tapecoat			428,000
Compensatory stock issuance			98,496
Net Income	4,463,316		4,463,316	4,463,316
	-------------	-----------	------------	------------
Balance @ August 31, 2002	$33,427,472	$(212,916)	$33,284,368	$4,463,402
	========	=======	========	========

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

Restated

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,463,316	$5,873,360	$5,769,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,690,317	1,330,630	1,224,701
Amortization - goodwill	0	666,745	660,074
Amortization - patents	97,047	97,479	97,684
Stock issued for compensation	98,496	98,496	98,496
Change in provision for losses on trade receivables	23,231	(27,497)	35,394
Deferred taxes	(71,537)	(432,170)	(117,900)
Revaluation of investments in minority interest	--	(20,000)	--
Change in assets and liabilities:
Proceeds from notes receivable	147,000	--	--
Trade receivables	2,407,560	(173,560)	(3,044,836)
Inventories	1,087,531	(15,774)	(1,493,650)
Prepaid expenses and other current assets	(139,900)	(82,106)	(40,451)
Accounts payable	(323,243)	(528,906)	1,402,075
Accrued expenses	(1,419,664)	(37,548)	91,754
Income taxes payable	678,266	179,786	(121,460)
Deferred compensation	145,431	100,238	(41,999)
TOTAL ADJUSTMENTS	4,420,535	1,155,813	(1,250,118)

NET CASH FROM OPERATIONS	8,883,850	7,029,173	4,519,805
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of note receivable	--	--	(39,418)
Capital expenditures, including patents and agreements	(3,138,063)	(1,725,592)	(2,659,962)
Investment in trusteed assets	(145,431)	(100,238)	(309,901)
Investment in subsidiaries' goodwill	(41,208)	(162,231)	(141,777)
(Increase) in net cash surrender value	(666,652)	(319,424)	(541,106)
Investments in minority interests	(145,352)	49,553	----------
	(4,136,707)	(2,257,932)	(3,692,164)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	8,997,783	9,160,381	12,419,390
Payments of principal on debt	(11,783,976)	(12,228,824)	(12,658,613)
Net borrowing under line-of-credit	(238,860)	(287,541)	474,249
Cash received on options exercised	--	--	67,561
Dividend paid	(1,442,290)	(1,431,263)	(1,250,208)
	(4,467,343)	(4,787,247)	(947,621)
NET CHANGE IN CASH	279,801	(16,006)	(119,980)
CASH AT BEGINNING OF YEAR	49,283	65,289	185,269

CASH AT END OF YEAR	$329,084	$49,283	$65,289
	======	=====	=====

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

Change in Accounting Standards.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.141, " Business Combinations" (FAS 141) Statement of Financial Accounting Standard No. 142, " Goodwill and Other Intangible Assets" ( FAS 142).  FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001.  FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill.  The adoption of FAS 141 will not have any material effect on our results of operations or financial position.

FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that impairment exists.  The Company adopted FAS 141 & 142 on September 1, 2001.  As of that date, amortization of goodwill and other indefinite-lived intangible assets, including those recorded in past business combinations ceases.  As a result of the elimination of this amortization, selling, general and administrative expenses will decrease by approximately $667,000 annually.

As required by FAS 142, we will perform impairment test on goodwill and other indefinite-lived intangible assets as of the adoption date.  Thereafter, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired.  Examples of such circumstances include, but are not limited to, a significant change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, the testing for recoverability under Statement 121 of a significant asset group within a reporting unit.  Recognition of a goodwill impairment loss is the financial statements of a subsidiary that is a component of a reporting unit.  In connection with the FAS 142 transitional goodwill impairment test, we will utilize the required two-step method for determining goodwill impairment as of the adoption date.  To accomplish this, we will identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date.  We then had up to six months from the adoption date to determine the fair value of each reporting unit and compare it to the carrying amount of the unit.  The reporting unit's fair value is determined by discounting its estimated future cash flows.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we then will perform the second step of the transitional impairment test.  If necessary, in the second step, we will compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the adoption date.  The implied fair value of goodwill will be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FAS 141.  The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. If the carrying value of goodwill allocated to the reporting unit exceeds the implied fair value we will record an impairment loss.  FAS 142 requires that this second step be completed as soon as possible, but no later than the end of the year of adoption.  The Company's reporting units are its Specialized Manufacturing and Electronic Manufacturing Services operating segments.  The similar economic characteristics and inter-company services performed among segment components enable the Company to aggregate components into its two operating segments.

In connection with the FAS 142 indefinite-lived intangible asset impairment test, we will utilize the required one-step method to determine whether impairment exists as of the adoption date.  The test will consist of a comparison of the fair values of indefinite-lived intangible assets with the carrying amounts.  If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess.

As of February 28, 2002, the Company performed the required transitional goodwill impairment assessment and no impairment to goodwill was indicted.  The Company performed its annual goodwill impairment assessment, as of June 30, 2002, and no impairment to its goodwill was indicated.  Amortization of Goodwill was $666,744, $660,075  2001 and 2000 respectively.

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

     Pension Plan

     The Company has non-contributory defined benefit pension plans covering substantially all employees excluding subsidiaries.  Net periodic pension cost was $512,285, ~~$428,000~~, $449,696, and $289,343 for the years ended August 31, 2002, 2001 and 2000, respectively.  The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level.  The plans provide for pension benefits determined by a participant's years of service and final average compensation.  The qualified plan assets consist of separate pooled investment accounts with a trust company.

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