Form 10-Q
period 2003-02-28
CHASE CORP
filed 2003-04-14
CIK 830524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2003 Commission File Number:1-9852

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

Yes X	No
Common Shares Outstanding as of January 31, 2003	4,047,317

Part 1:  FINANCIAL INFORMATION
CHASE CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS	Feb 28	Aug 31
	2003	2002
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$745,173	$329,084
Trade receivables, less allowances
for doubtful accounts of $470,775
and $2288,177 respectively	10,665,749	11,019,325
Note receivable from related party
Inventories (Note B)
Finished and in process	5,106,265	4,536,453
Raw Materials	5,311,738	4,981,086
	10,418,003	9,517,539
Prepaid expenses & other current assets	871,116	604,512
Deferred taxes	188,310	137,888
TOTAL CURRENT ASSETS	22,888,351	21,608,348

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,096,704	1,096,704
Buildings	10,197,575	7,480,873
Machinery & equipment	23,121,733	21,992,666
Construction in Process	660,538	855,100
	35,076,550	31,425,343
Less allowance for depreciation	17,276,609	16,293,137
	17,799,941	15,132,206
OTHER ASSETS
Excess of cost over net assets acquired	10,503,820	10,503,820
Less amortization	1,922,089	1,922,089
	8,581,731	8,581,731
Patents, agreements and trademarks
less amortization of $1,035,384 for Feb 28, 2003 and August 31, 2002	605,340	653,985
Cash surrender value of life insurance net	4,723,279	4,459,167
Deferred taxes	775,808	655,279
Investment in joint venture	1,249,595	1,324,595
Other	957,398	889,518
	16,893,151	16,564,275
	$57,581,443	$53,304,829
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY

	Feb 28	Aug 31
	2003	2002
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES
Accounts payable	$4,655,375	$5,354,907
Notes payable	1,467,309	1,524,324
Accrued expenses	1,649,632	1,685,181
Accrued pension expense-current	407,156	407,156
Income taxes	1,921,066	866,332
Current portion of L.T. debt	2,429,330	1,966,382
TOTAL CURRENT LIABILITIES	12,529,868	11,804,282
LONG-TERM DEBT, less current portion	8,846,527	6,780,834
Long-term deferred compensation obligation	950,398	882,518

ACCRUED PENSION EXPENSE	823,311	552,827

STOCKHOLDERS' EQUITY
First Serial Preferred Stock, par value $1.00 a share authorized 100,000 shares; (issued-none)

Common Stock. par value $.10 a share, Authorized 10,000,000 shares; issued and outstanding 5,135,901 shares at Feb 28, 2003, and 5,135,901 shares at Aug. 31, 2002 respectively.	513,590	513,590
Additional paid-in capital	4,293,011	4,243,787
Treasury Stock, 1,088,584 and 1,088,584 Feb 28, 2003, and Aug. 31, 2002, respectively	(4,687,565)	(4,687,565)
Cum. G/(L) on currency translation	(187,605)	(212,916)
Retained earnings	34,499,908	33,427,472
	34,431,339	33,284,368
	$57,581,443	$53,304,829
	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS
(UNAUDITATED)

	Six Months Ended		Three Months Ended
	Feb 28,	Feb 28	Feb 28,	Feb 28
	2003	2002	2003	2002
Sales	$33,507,862	$31,999,373	$15,718,210	$16,847,200
Commissions and other income	391,519	407,887	203,890	206,776
	33,899,381	32,407,260	15,922,100	17,053,976
Cost and Expenses
Cost of products sold(Note B)	23,410,952	23,870,015	11,126,003	12,617,618
Sell, general and admin expenses	6,843,218	6,212,032	3,254,740	3,156,975
Bad debt expense	91,085	61,427	49,834	48,922
Non-operating interest income	(49,467)	(178)	(17,341)	(176)
Interest expense	196,132	265,786	101,226	143,690
	30,491,920	30,409,082	14,514,462	15,967,029
Income before income taxes and minority interest and participation	3,407,461	1,998,178	1,407,638	1,086,947
Income taxes	1.167,100	595,900	474,200	311,100
Income before minority interest and participation	2,240,361	1,402,278	933,438	755,847
Income from minority interest	(75,000)	75,000	(10,000)	35,000

NET INCOME	$2,165,361	$1,477,278	$923,438	$810,847
	=======	=======	=======	======
Net income per share of Common Stock
Basic	$0.535	$0.366	$0.228	$0.200
	=====	=====	=====	=====
Fully Diluted	$0.522	$0.359	$0.222	$0.196
	=====	=====	=====	=====

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued)
(UNAUDITED)

6 MONTH ENDED February 28, 2003 AND February 28, 2002

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 2001	5,094,389	$509,439	$3,721,442	1,088,584	$(4,687,565)
Currency Translation adjustment
Exercise of stock options	1,512	151	(151)
Issue of 40,000 shares-Tapecoat	40,000	4,000	424,000
Compensatory stock issuance			49,248
Net Income for 6 months
Dividend paid in cash
$.36 a share on common stock
	-----------	---------	-----------	----------	------------
Balance @ Feb 28, 2002	5,135,901	513,590	4,194,539	1,088,584	(4,687,565)

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Feb 28, 2002	5,135,901	513,590	4,194,539	1,088,584	(4,687,565)
Currency Translation adjustment
Compensatory stock issuance			49,248
Net Income for 6 months
	----------	---------	-----------	----------	------------
Balance @ Aug 31, 2002	5,135,901	513,590	4,243,787	1,088,584	(4,687,565)

	Common Stock		Additional
	Shares		Paid-In	Treasury Stock
	Issued	Amount	Capital	Shares	Amount
Balance @ Aug 31, 2002	5,135,901	513,590	4,243,787	1,088,584	(4,687,565)
Currency Translation adjustment
Treasury Stock dividend
Exercise of stock options
Compensatory stock issuance			49,224
Net Income for 6 months
Dividends paid in cash
$.27 a share on common stock
	----------	---------	-----------	----------	-------------
Balance @ Feb 28, 2003	5,135,901	$513,590	$4,293,011	1,088,584	$(4,687,565)
	=======	======	=======	=======	========

		Cumulative
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Aug 31, 2001	$30,406,446	$(213,002)	$29,736,760
Currency Translation adjustment		(22,404)	(22,404)	$(22,404)
Exercise of stock options
Issue of 40,000 shares-Tapecoat			428,000
Compensatory stock issuance			49,248
Net Income for 6 months	1,477,278		1,477,278	1,477,278
Dividend paid in cash
$.36 a share on common stock	(1,442,290)		(1,442,290)
	------------	----------	------------	------------
Balance @ Feb 28, 2002	30,441,434	(235,406)	30,226,592	1,454,874
				=======
		Cumulative
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Feb 28, 2002	30,441,434	(235,406)	30,226,592	1,454,874
Currency Translation adjustment		22,490	22,490	22,490
Compensatory stock issuance			49,248
Net Income for 6 months	2,986,038		2,986,038	2,986,038
	------------	----------	------------	------------
Balance @ Aug 31, 2002	33,427,472	(212,916)	33,284,368	3,008,528
				=======
		Cumulative
		Effect of	Total
	Retained	Currency	Shareholders	Comprehensive
	Earnings	Translation	Equity	Income
Balance @ Aug 31, 2002	33,427,472	(212,916)	33,284,368	3,008,528
Currency Translation adjustment		25,311	25,311	25,311
Treasury Stock dividend
Exercise of stock options
Compensatory stock issuance			49,224
Net Income for 6 months	2,165,361	2,165,361	2,165,361	2,165,361
Dividends paid in cash
$.27 a share on common stock	(1,092,925)		(1,092,925)
	-------------	-----------	------------	------------
Balance @ Feb 28, 2003	$34,499,908	$(187,605)	$34,431,339	$2,190,672
	========	=======	========	========

See accompanying notes to the consolidated financial statements and accountants' review report.

CHASE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	Feb. 28, 2003	Feb. 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,165,361	$1,477,278
Adjmts. to reconcile net income to net cash provided by operating activities:
Income from joint venture	75,000	(75,000)
Depreciation	983,472	893,533
Amortization	48,645	48,645
Provision for losses on accounts receivable	182,598	86,285
Stock issued for compensation	49,224	49,248
Deferred taxes	(170,951)	(152,583)
Change in assets and liabilities
Proceeds from notes receivable	0	147,000
Trade receivables	170,978	1,939,651
Inventories	(900,464)	586,430
Prepaid. expenses & other current assets	(266,604)	(480,050)
Accounts payable	(699,532)	168,449
Accrued expenses	234,935	(436,741)
Income taxes payable	1,054,734	(513,897)
Deferred compensation	0	0
	_________	_________
TOTAL ADJUSTMENTS	762,035	2,260,970
NET CASH FROM OPERATIONS	2,927,396	3,738,248
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,625,896)	(2,389,468)
Cash paid for investment	0	(15,352)
Investment in trusteed assets	0	0
Investment in subsidiaries	0	(3,500)
Purchase of cash surrender value	(264,112)	(393,502)
Dividend received from joint venture	0	0
	_________	_________
	(3,890,008)	(2,801,822)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	7,600,000	6,797,783
Payments of principal on debt	(5,071,359)	(6,030,898)
Net borrowing under line-of-credit	(57,015)	(61,184)
Dividend paid	(1,092,925)	(1,442,290)
Reduction of cash paid for dividends	_________	_________
	(1,378,701)	(736,589)
NET CHANGE IN CASH	416,089	199,837
CASH AT BEGINNING OF PERIOD	329,084	49,283
	_________	_________
CASH AT END OF PERIOD	$745,173	$249,120
	======	======
CASH PAID DURING PERIOD FOR:
Income taxes	$53,699	$1,385,285
Interest	$196,132	$265,786

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

Date:  April 9, 2002

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

Date:  April 9, 2002

/s/ Everett Chadwick

Everett Chadwick Treasurer & CFO

CHASE CORPORATION	SECURITIES AND EXCHANGE COMMISSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

April 14, 2003

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

Note C - Income per Share of Common Stock

	Six Months Ended		Three Months Ended
	February 28, 2003	February 28, 2002	February 28, 2003	February 28, 2002
Income available to common shareholders	$2165,361	$1,477,278	$923,438	$810,847

Weighted average common shares outstanding	4,047,317	4,032,984	4,047,317	4,047,132
Basic earnings per share	0.535	0.366	0.228	0.200

Weighted average common shares outstanding	4,047,317	4,032,984	4,047,317	4,047,132

Effect of options outstanding	104,360	83,396	111,770	85,507
Common shares and share equivalents	4,151,677	4,116,380	4,159,087	4,132,639
Diluted earnings per share	0.522	0.359	0.222	0.196

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

Note E - Change in Accounting Method

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets.  FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

Based on the evaluation of estimated future cash flows no adjustment to goodwill has been made at this time.
Projected amortization of  intangibles not included in goodwill for the next 5-year period is:
             2003 - $97,047
     2004 - $97,047
             2005 - $96,060
     2006 - $93,897
             2007 - $93,897

	Six Months Ended		Three Months Ended
	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002
Net income as reported	2,165,361	1,477,278	923,438	810,847
Amortization Expense related to goodwill	0	0	0	0
Net income	2,165,361	1,477,278	923,438	810,847

Note F - Review by Independent Public Accountant

The financial information included in this form has been reviewed by an independent public accountant in accordance with established professional standards and procedures.  Based upon such review, no adjustments or additional disclosure were recommended.

Letter from the independent public accountant is included as a part of this report.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors

Chase Corporation

Bridgewater, Massachusetts

We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiaries as of February 28, 2003 and the related statements of operations, stockholders equity, and cash flows for the three and six months periods then ended February 28, 2003 and February 28, 2002.  These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Chase Corporation and Subsidiaries as of August 31, 2002 and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated November 25, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts
April 4, 2003

Results of Operations

     Net revenues increased 5% for the first six months of fiscal 2003 versus the same period last year; although second quarter revenues declined 7% when compared to the like period in fiscal 2002.  The Company continues to be negatively impacted by the general economic downturn and which has now been further confused by the war and the uncertainties associated with this action.  From a revenue analysis, most of the negative impact when comparing this fiscal year versus last year is associated with certain markets within our Electronic Manufacturing Services (EMS) segment.  It is anticipated that these markets, predominantly electronic and telecommunications, will continue to be soft during the remainder of the year.  However, the Company's diversification should allow us to continue to be able to manage our resources on a positive revenue base during this difficult period.  The Company will also continue to look for potential investment opportunities that can benefit the Company in the future.

     When comparing the six months of fiscal 2002 revenue to that of the prior years, the decrease of 7% was associated to the recession.  The decline was somewhat offset from the benefits of our acquisition of the Tapecoat Division of TC Manufacturing, Inc. concluded November 1, 2001.

Sales and Operating Profit by Segment
     ($-000)

For the six months ended:	Sales	Operating	%
Feb 28, 2003		Profit
Specialized Manufacturing	$25,008	$4,842	19.4
Electronic Manufacturing Services	$ 8,500	$ 386	4.5
	$33,508	$5,228	15.6
Less: Common Costs		(1,820)	_____
Income Before Tax and Minority Interest		$3,408	10.2

Feb 28, 2002
Specialized Manufacturing	$21,961	$3,420	15.6
Electronic Manufacturing Services	$10,038	$ 176	1.8
	$31,999	$3,596	11.2
Less: Common Costs		(1,598)	_____
Income Before Tax and Minority Interest		$1,998	6.2

Feb 28, 2001
Specialized Manufacturing	$22,776	$4,642	20.4
Electronic Manufacturing Services	$11,746	$1,153	9.8
	$34,522	$5,795	16.8
Less: Common Costs		(2,055)	_____
Income Before Tax and Minority Interest		$3,740	10.8

     The cost of products decreased by $1,492,000 during the current quarter when comparing it to the same quarter last year.  When comparing the 6 month period this year verses the prior year there was a decrease of $459,000.  For the first half, as a percent of sales, cost of products decreased to 69.9% from 74.6%.   While we have had some selling price erosion during this period, we received the benefit of a change in product mix mostly associated with the lower sales within our Electronic Manufacturing Services segment.  This EMS segment has a higher cost of materials than our more traditional products.  The EMS sales were off $1,500,000 for the six month period.  The Specialized Manufacturing segment also received benefits this year of having the Tapecoat division results included in the full six months versus only four month during fiscal 2002.

    When comparing fiscal 2002 versus 2001, the cost of products decreased 7%.  The Company's performance had been negatively impacted by the recession, which was somewhat offset from the benefits of our acquisition of Tapecoat concluded on November 1, 2001.

     Selling and administration expenses increased by $631,000 during the current year and as a percent of sales increased by 1%.  About $343,000 of the increase relates to the Tapecoat acquisition and as a result of having a full six months of their selling and administration expenses included as compared to only four months included last year.  The Company has also invested in certain personnel that it believes is required to support continued growth.  Last year the Company was more focused with cost containment as we moved through a difficult economic cycle.

     Interest expense decreased to $196,000 for the first six months of this year as compared to $266,000 and $470,000 for the periods of 2002 and 2001.  The decreases relate to the repayment of debt incurred for acquisition and also the reduction of interest rates.  The Company continues to receive the benefits from low borrowing rates from its financial institutions.

     A majority of the operating income improvement of $1,400,000 for the first six months of fiscal 2003 relates to improvement within our Specialized Manufacturing segment.  About $746,000 of the improvement relates to Tapecoat which was acquired November 1, 2001.  Also, the Electronic Manufacturing Services (EMS) segment generated some improvement.  That market continues to be difficult with no signs of solid improvement during fiscal 2003.  The cost structure of EMS has been modified in an attempt to maximize profitability even with lower sales.  The Company remains concerned over the recovery of the economy but anticipates continued improvement during the year.

    When comparing 2002 to 2001, both of our segments were influenced by the general economic slow down and the impact of the World Trade Center attack.   However, during the first six months of 2002, the Company's traditional markets continued to provide reasonable earnings during a difficult period.

    The income (loss) from minority interest relates to a 42% equity position in the Stewart Group, Inc., Toronto, Canada. The business focus is the telecom market and continued market difficulty is anticipated during fiscal 2003.

    Liquidity and Sources of Capital

    The ratio of current assets to current liabilities was 1.9 to 1 at the end of the second quarter of fiscal 2003 and as of the end of fiscal 2002.

    Long-term debt increased by $2,066,000 and total liabilities increased $2,838,000.  The increases are associated with debt incurred to acquire Facile, Inc.  The amount borrowed was $4,000,000 of which $3,200,000 would currently be considered long-term.  The Company anticipates continued debt reduction as a result of improved earnings and cash flow improvements related to a stronger business environment.

    The Company had $4,500,000 in available credit at February 28, 2003 under its credit arrangements with its primary bank and plans to utilize this means to help finance its interim needs during the year.  Current financial resources and anticipated funds from operations are expected to be adequate to meet requirements for funds in the year ahead.

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

Pursuant to reg. S-K item 601
no exhibits are required.

    (b) Reports on Form 8-K

          A report on Form 8-K was filed on February 25, 2003 relating to the purchase of certain assets.

          No financial statements were filed during the three months ended February 28, 2003.

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by
the undersigned thereunto duly authorized.

CHASE CORPORATION
/s/ Peter R. Chase
Peter R. Chase, President & CEO

Dated: April 14, 2003