Form 10-K/A
period 2002-08-31
CHASE CORP
filed 2003-05-05
CIK 830524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-KA/2

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

CHASE CORPORATION	Date
By /s/ Peter R. Chase Peter R. Chase	President and Chief Executive Officer	May 5, 2003

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

Date:  May 5, 2003

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

Date:  May 5, 2003

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

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

Restated

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,463,316	$5,873,360	$5,769,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,690,317	1,330,630	1,224,701
Amortization - goodwill	0	666,745	660,074
Amortization - patents	97,047	97,479	97,684
Stock issued for compensation	98,496	98,496	98,496
Change in provision for losses on trade receivables	23,231	(27,497)	35,394
Deferred taxes	(71,537)	(432,170)	(117,900)
Revaluation of investments in minority interest	--	(20,000)	--
Change in assets and liabilities:
Proceeds from notes receivable	147,000	--	--
Trade receivables	2,407,560	(173,560)	(3,044,836)
Inventories	1,087,531	(15,774)	(1,493,650)
Prepaid expenses and other current assets	(139,900)	(82,106)	(40,451)
Accounts payable	(323,243)	(528,906)	1,402,075
Accrued expenses	(1,419,664)	(37,548)	91,754
Income taxes payable	678,266	179,786	(121,460)
Deferred compensation	145,431	100,238	(41,999)
TOTAL ADJUSTMENTS	4,420,535	1,155,813	(1,250,118)

NET CASH FROM OPERATIONS	8,883,850	7,029,173	4,519,805
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of note receivable	--	--	(39,418)
Capital expenditures, including patents and agreements	(3,138,063)	(1,725,592)	(2,659,962)
Investment in trusteed assets	(145,431)	(100,238)	(309,901)
Investment in subsidiaries' goodwill	(41,208)	(162,231)	(141,777)
(Increase) in net cash surrender value	(666,652)	(319,424)	(541,106)
Investments in minority interests	(145,352)	49,553	----------
	(4,136,707)	(2,257,932)	(3,692,164)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	8,997,783	9,160,381	12,419,390
Payments of principal on debt	(11,783,976)	(12,228,824)	(12,658,613)
Net borrowing under line-of-credit	(238,860)	(287,541)	474,249
Cash received on options exercised	--	--	67,561
Dividend paid	(1,442,290)	(1,431,263)	(1,250,208)
	(4,467,343)	(4,787,247)	(947,621)
NET CHANGE IN CASH	279,801	(16,006)	(119,980)
CASH AT BEGINNING OF YEAR	49,283	65,289	185,269

CASH AT END OF YEAR	$329,084	$49,283	$65,289
	======	=====	=====
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Fair value of assets acquired - Tapecoat	$7,140,979
Cash paid through an offsetting increase in long term debt	(5,427,217)
Common stock issued	(428,000)
Liabilities assumed	1,285,762
	=======

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

NOTE D - GOODWILL AND INTANGIBLE ASSETS

The Company adopted FAS 142 "Goodwill and Other Intangible Assets", on September 1, 2002.  In accordance with the adoption of this statement, the Company reassessed the classification of its goodwill and other intangible assets.  This analysis, which was completed during the first quarter of fiscal year 2002, did not result in the reclassification of any other intangible assets to goodwill.  The Company also reassessed the useful lives of its amortized intangible assets and determined the lives were appropriate.

Amortized intangible assets consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2002
Patents	$1,640,724	$986,739	$653,985
August 31, 2001
Patents	$1,640,724	$889,691	$751,033

Aggregate amortization expense for the yars ended August 31, 2002, 2001 and 2000 was $97,048, $97,479 and $97,684, respectively.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year ended August 31,
2003	$97,047
2004	97,047
2005	96,060
2006	93,897
2007	93,897

$477,948
======

In accordance with the adoption of FAS 142, the Company has identified two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit.  These are also reportable segments.

The changes in carrying value of goodwill, by reporting unit, are as follows:

		Electronic
	Specialized	Manufacturing
	Manufacturing	Services	Consolidated
Balance at August 31, 2001	$7,169,805	$1,170,718	$8,340,523
Payment of contingent purchase price	241,208	-------	241,208
Balance at August 31, 2002	$7,411,013	$1,170,718	$8,581,731

Amortization of Goodwill was $666,745 and $660,074 for the years ended August 31, 2001 and 2000, respectively.

As of September 1, 2001, the Company ceased the amortization of goodwill in accordance with FAS 142.  During the quarter ended February 28, 2002, the second quarter of fiscal year 2002, the Company performed the transitional goodwill impairment test for each reporting unit.  During the quarter ended August 31, 2002, the fourth quarter of fiscal year 2002, the Company performed the annual goodwill impairment test for each reporting unit.  Both analyses resulted in a fair value of each reporting unit that exceeded its carrying value, and therefore, the goodwill in each reporting unit was determined not to be impaired.

Reported net income and net income per basic and diluted share adjusted to exclude amortization of goodwill for the years ended August 31, 2001 and 2000 are as follows:

		Net Income	Net Income
	Net	per Share-	per Share-
	Income	Basic	Diluted
Year ended August 31, 2001
Reported results	$5,873,360	$1.47	$1.44
Goodwill amortization, net of tax	666,745	0.17	0.17
Adjusted results	$6,540,105	$1.64	$1.61
	=======	===	===
Year ended August 31, 2000
Reported results	$5,769,923	$1.46	$1.44
Goodwill amortization, net of tax	660,074	0.17	0.17
Adjusted results	$6,429,997	$1.63	$1.61
	=======	===	===

NOTE E - LONG-TERM DEBT

     Long-term debt consists of the following at August 31, 2002 and 2001:

	2002	2001
Note payable to bank at the Eurodollar rate plus 1.5%	$2,500,000	$1,600,000
Term note payable to Bank in 20 quarterly payments of $250,000 through May 2004 with interest at the Eurodollar rate plus 1.5%	----	1,300,000
Term note payable to bank in 20 quarterly payments of $34,500 commencing February 2000 with interest at the Eurodollar rate plus 1.5%	----	345,000
Term note payable to bank in 20 quarterly payments of $50,000 commencing 2001 with interest at the Eurodollar rate plus 1.5%	700,000	900,000
Term note payable to an individual in connection with the acquisition of RWA, Inc. with quarterly payments of $250,000 including interest at 7.5% through June 2002	----	450,000
Term notes payable to bank with principal payments of $7,474 per month with interest at the bank's base rate plus 1/2 percent secured by all assets of Sunburst EMS, Inc. After September 02, monthly payments will be $1,500, with balance paid by June 03.	20,849	100,449
Equipment notes with monthly payments of $7,943 with interest averaging 9.11% secured by manufacturing equipment	32,641	93,813
Equipment notes with monthly payments of $2,559 with interest at 6.49% secured by printing equipment	22,935	38,339
Equipment note with monthly payments of $2,942 with interest at 7.43% secured by manufacturing equipment	49,971	80,332
Equipment note with monthly payments of $11,138 with interest at 7.05% secured by data processing equipment	161,333	278,067
Equipment note with monthly payments of $7,368 with interest at 8.11% secured by manufacturing equipment	228,993	295,874
Equipment note with monthly payments of $950 with interest at 12.98% secured by manufacturing equipment	9,792	34,387
Equipment note with monthly payments of $6,308 with interest at 6.92% secured by manufacturing equipment	250,364	307,182
Equipment note with monthly payments of $6,911 with interest at 8.06% secured by manufacturing equipment	220,338	282,750
Term Note payable to bank in 16 quarterly payments of $250,000 through October 2006 with interest at Eurodollar rate plus 1.5%.	3,250,000	-
Term Note payable to bank in 28 quarterly payments of $50,000 through December 2008 with interest at Eurodollar rate plus 1.5%.	1,300,000	-
	________	________
	8,747,216	6,106,193
Less portion payable within one year classified as a current liability	1,966,382	2,543,400
	$6,780,834	$3,562,793
	========	========

CHASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2002

NOTE E - LONG-TERM DEBT (Continued)

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

NOTE F - NOTES PAYABLE TO BANK

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

NOTE G - INCOME TAXES

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

NOTE G - INCOME TAXES (Continued)

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

NOTE H - OPERATING LEASES

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

NOTE H - OPERATING LEASES (Continued)

     Total rental expense for all operating leases amounted to $550,778, $440,762 and $572,623 for the years ended August 31, 2002, 2001 and 2000, respectively.

NOTE I - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

NOTE J - EXPORT SALES AND FOREIGN OPERATIONS

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

NOTE K - RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense amounted to approximately $781,000, $612,000, and $620,000 for the years ended August 31, 2002, 2001 and 2000, respectively.

NOTE L - BENEFITS

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

     Pension Plan

     The Company has non-contributory defined benefit pension plans covering substantially all employees excluding subsidiaries.  Net periodic pension cost was $512,285, $449,696, and $289,343 for the years ended August 31, 2002, 2001 and 2000, respectively.  The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level.  The plans provide for pension benefits determined by a participant's years of service and final average compensation.  The qualified plan assets consist of separate pooled investment accounts with a trust company.

CHASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR EACH YEAR IN THE THREE YEAR PERIOD ENDED AUGUST 31, 2001

NOTE L - BENEFITS (Continued)

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

NOTE L - BENEFITS (Continued)

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

NOTE L - BENEFITS (Continued)

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

NOTE L - BENEFITS (Continued)

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

NOTE M - SEGMENT DATA

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

NOTE O - INVESTMENT IN MINORITY INTERESTS

     The Company formed, in fiscal 1995,  a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  Chase Corporation owns a 42% interest in the joint venture at August 31, 2002.

NOTE P - ACQUISITIONS

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

Pro Forma Disclosures (Unaudited)

    The following unaudited pro forma consolidated results of operations for the years ended August 31, 2002 and 2001 assumed that the acquisition of Tapecoat occurred as of September 1, 2000.

	2002	2001
Revenue	$71,011,000	$78,481,000
Net Income	4,511,000	5,255,000
Net Income per share - Basic	1.11	1.30
Net Income per share - Diluted	1.09	1.28

   These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

NOTE Q - EARNINGS PER SHARE

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

NOTE R - CONTINGENCIES

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