Form 10-Q
period 2003-05-31
CHASE CORP
filed 2003-07-10
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2003

Commission File Number: 1-9852

CHASE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	11-1797126
(State or other jurisdiction of incorporation of organization	(I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324
(Address of Principal Executive Offices, Including Zip Code)

(508) 279-1789
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).  YES ☐  NO ☒

Common Shares Outstanding as of January 31, 2003 was 4,047,317

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2003

Part 1-FINANCIAL INFORMATION

Item 1-Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2003	August 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	285,810	329,084
Trade receivables, less allowance for doubtful accounts of $557,777 and $288,177	11,070,450	11,019,325
Inventories	10,914,986	9,517,539
Prepaid expenses and other current assets	699,236	604,512
Deferred Income taxes	381,100	137,888
Total current assets	23,351,582	21,608,348

Property, Plant and Equipment, net	17,444,243	15,132,206

Other Assets
Goodwill	8,581,731	8,581,731
Patents, agreements and trademarks, less amortization of $1,059,706 and $986,739	581,018	653,985
Cash surrender value of life insurance, net	4,871,373	4,459,167
Deferred tax assets	—	655,279
Investment in joint venture	1,254,595	1,324,595
Restricted investments	1,003,324	882,518
Other	10,400	7,000
	57,098,266	53,304,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	5,294,537	5,354,907
Notes payable to bank	1,463,155	1,524,324
Accrued payroll and other compensation	1,055,157	1,079,282
Accrued expenses	1,301,805	605,899
Accrued pension expense - current	547,356	407,156
Income taxes payable	993,932	866,332
Current portion of long-term debt	2,173,839	1,966,382
Total current liabilities	12,829,781	11,804,282

Long-term debt, less current portion	7,116,714	6,780,834
Deferred compensation	1,003,324	882,518
Accrued pension expense	403,556	552,827

Commitments and Contingencies

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common Stock, $.10 par value: Authorized 10,000,000 shares; issued and outstanding 5,135,901 at May 31, 2003 and August 31, 2002	513,590	513,590
Additional paid-in capital	4,317,617	4,243,787
Treasury Stock, 1,088,584 shares of common stock at May 31, 2003 and August 31, 2002	(4,687,565)	(4,687,565)
Accumulated other comprehensive income (loss)	(141,493)	(212,916)
Retained earnings	35,742,742	33,427,472
Total stockholders’ equity	35,744,891	33,284,368
Total liabilities and stockholders’ equity	57,098,266	53,304,829

See accompanying notes to the consolidated financial statements and accountants’ review report.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002

Revenue
Sales	$19,253,429	$18,221,546	$52,761,291	$50,220,919
Commissions and other income	248,466	317,592	639,985	725,479
	19,501,895	18,539,138	53,401,276	50,946,398
Costs and Expenses
Costs of products and services sold	13,831,587	13,302,305	37,242,539	37,171,964
Selling, general and administrative expenses	3,597,306	3,472,066	10,440,524	9,684,098
Bad debt expense - net of recoveries	136,018	21,008	227,103	82,435
Interest expense	99,050	140,576	295,182	406,362
Non-operating interest expense (income)	—	—	(49,467)	178
	17,663,961	16,935,955	48,155,881	47,345,037
Income before income taxes and minority interest	1,837,934	1,603,183	5,245,395	3,601,361

Income taxes	600,100	481,300	1,767,200	1,077,200

Income before minority interest	1,237,834	1,121,883	3,478,195	2,524,161

Income (loss) from unconsolidated join venture	5,000	35,000	(70,000)	110,000

Net Income	$1,242,834	$1,156,883	$3,408,195	$2,634,161

Net income per common and common equivalent share
Basic	$0.31	$0.29	$0.84	$0.65
Diluted	$0.30	$0.28	$0.82	$0.64

See accompanying notes to the consolidated financial statements and accountants’ review report.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (loss)

	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount

Balance at August 31, 2002	5,135,901	$513,590	$4,243,787	1,088,584	$(4,687,565)	$(212,916)	$33,427,472	$33,284,368

Treasury stock dividend								—

Exercise of stock options								—

Compensatory stock issuance			73,830					73,830

Cash dividend paid, $.27 per share							(1,092,925)	(1,092,925)

Currency translation adjustment						71,423		71,423	71,423

Net income							3,408,195	3,408,195	3,408,195

Comprehensive income									3,479,618

Balance at May 31, 2003	5,135,901	$513,590	$4,317,617	1,088,584	$(4,687,565)	$(141,493)	$35,742,742	$35,744,891

See accompanying notes to the consolidated financial statements and accountants’ review report.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended May 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,408,195	$2,634,161
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from joint venture	70,000	(110,000)
Depreciation	1,614,995	1,433,994
Amortization	72,967	72,967
Provision for losses on trade receivables	269,600	98,854
Stock issued for compensation	73,830	73,872
Deferred taxes	412,067	(152,583)
Increase (decrease) from changes in assets and liabilities
Proceeds from notes receivable	—	147,000
Trade receivables	(320,725)	2,185,804
Inventories	(1,397,447)	804,122
Prepaid expenses & other assets	(98,124)	(418,072)
Accounts payable	(60,370)	(477,726)
Accrued expenses	662,710	(705,609)
Income taxes payable	127,600	(218,585)
Net cash provided by (used in) operating activities	4,835,298	5,368,199

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,927,032)	(2,820,596)
Cash paid for investment	—	(25,352)
Investment in subsidiaries	—	(241,209)
Purchase of cash surrender value	(412,206)	(629,703)
Net cash provided by (used in) investing activities	(4,339,238)	(3,716,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	8,600,000	8,797,783
Payments of principal on debt	(8,056,663)	(8,748,564)
Net borrowings (payments) under line-of-credit	(61,169)	(76,138)
Dividend paid	(1,092,925)	(1,442,290)
Net cash provided by (used in) financing activities	(610,757)	(1,469,209)

Effect of exchange rate changes on cash	71,423	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,274)	182,130

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	329,084	49,283

CASH AND CASH EQUIVALENTS, END OF PERIOD	$285,810	$231,413

See accompanying notes to the consolidated financial statements and accountants’ review report.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (“the Company”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2002 in conjunction with our 2002 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments  (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at May 31, 2003, and of the results of operations and cash flows for the interim periods ended May 31, 2003 and 2002 and changes in stockholders’ equity for the interim period ended May 31, 2003.

The financial statements of the Company include the activities of its divisions and its foreign sales subsidiary.

The results of operations for the interim period ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year.  Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Note B - Inventories

Certain divisions used estimated gross profit rates to determine the cost of goods sold.  No significant adjustments have resulted from reconciling with the interim physical inventories as a result of using this method.

Inventories consist of the following:

	May 31, 2003	August 31, 2002

Raw materials	$6,121,868	$4,981,086
Work-in-process	2,400,863	2,272,300
Finished goods	2,392,255	2,264,153
	$10,914,986	$9,517,539

Note C - Income per Share of Common Stock

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002

Income available to common sharholders	$1,242,834	$1,156,883	$3,408,195	$2,634,161

Weighted average common shares outstanding	4,047,317	4,047,317	4,047,317	4,037,814
Additional dilutive common stock equivalents	111,863	96,154	111,251	97,837
Diluted shares outstanding	4,159,180	4,143,471	4,158,568	4,135,651

Net income per share - Basic	$0.31	$0.29	$0.84	$0.65
Net income per share - Diluted	$0.30	$0.28	$0.82	$0.64

Stock options to purchase 384,152 and 31,569 shares of common stock were outstanding for the three month periods ended May 31, 2003 and 2002, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods and thus would be antidilutive.

Stock options to purchase 384,152 and 31,569 shares of common stock were outstanding for the nine month periods ended May 31, 2003 and 2002, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods and thus would be antidilutive

Note D – Stock Based Compensation

The Company grants stock options to its employees and directors.  Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant.  The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” The Company continue to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

The following table illustrates the pro forma effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002

Net income, as reported	$1,242,834	$1,156,883	$3,408,195	$2,634,161
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(287,500)	(311,111)	(862,500)	(933,332)

Net income, pro forma	$955,334	$845,772	$2,545,695	$1,700,829

Net income per share – as reported
Basic	$0.31	$0.29	$0.84	$0.65
Diluted	$0.30	$0.28	$0.82	$0.64

Net income per share – pro forma
Basic	$0.24	$0.21	$0.63	$0.42
Diluted	$0.23	$0.20	$0.61	$0.41

There have been no option grants during 2003.  The fair value of each option granted during 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions

2002

Expected Dividend yield	3%
Expected life	5 years
Expected volatility	132%
Risk-free interest rate	3%

Note E - Acquisition of Assets

On February 12, 2003, Chase Facile, Inc. (“Chase Facile”), a wholly-owned subsidiary of the Company acquired certain assets of Facile, Inc. (“Facile”) for $5,032,000 (including $150,000 of acquisition costs) from Facile and Facile’s lender.  The acquired assets consisted principally of equipment, inventory and receivables.  The Company intends to use the acquired assets substantially in the same manner as they were used prior to the acquisition by Chase Facile.

The preliminary purchase price was allocated based on the fair value of the acquired assets as follows:

Accounts receivables	$710,603
Inventories	1,154,309
Property, plant and equipment	3,317,088
Acquistion costs	(150,000)
Total purchase price	$5,032,000

Cash was provided through operating cash and borrowings under the Company’s credit facility.

Note F – Goodwill and Other Intangibles

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit.  These reporting units are also reportable segments (see Note G).  There were no changes in the carrying amount of goodwill during the nine month period ended May 31, 2003.  Goodwill by reporting unit is as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated

Balance May 31, 2003	$1,170,718	$7,411,013	$8,581,731

The Company evaluates the possible impairment of goodwill annually each fourth quarter, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable

Note G – Segment Information

The Company operates in two business segments, a specialized manufacturing segment consisting of protective coatings and tapes and an electronic manufacturing services segment.  Specialized manufacturing products include insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services.  Electronic manufacturing services include printed circuit board and electromechanical assembly services for electronics industry.

The following table summarizes information about the Company’s reportable segments

	Specalized Manufacturing	Electronic Manufacturing Services	Consolidated
Nine Months Ended May 31, 2003
Sales to external customers	$39,708,204	$13,053,087	$52,761,291
Intersegment revenues	2,480,141	—	2,480,141
Operating profit (loss)	7,313,598	684,300	7,997,898
Corporate costs			(2,752,503)
Income before income taxes and minority interest			5,245,395

Nine Months Ended May 31, 2002
Sales to external customers	$35,183,919	15,037,000	$50,220,919
Intersegment revenues	2,832,863	—	2,832,863
Operating profit (loss)	5,640,621	351,000	5,991,621
Corporate costs			(2,390,260)
Income before income taxes and minority interest			3,601,361

Note H – Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25 for our stock-based compensation plans. We have adopted the disclosure requirements of SFAS 148 in this Form 10-Q, which is included in the “Stock-Based Compensation” note of our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. We do not expect that the adoption of FIN 46 will have a material impact on our financial position and results of operations.

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently determining the impact, if any, EITF Issue No. 00-21 will have on our financial position and results of operations.

Note I - Review by Independent Public Accountant

The financial information included in this Form 10-Q has been reviewed by an independent public accountant in accordance with established professional standards and procedures.  Based upon such review, no adjustments or additional disclosures were recommended.

Independent Accountant’s Review Report is included as a part of this report.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors

Chase Corporation

Bridgewater, Massachusetts

We have reviewed the consolidated balance sheet of Chase Corporation and Subsidiaries as of May 31, 2003 and the related statements of operations and cash flows for the three and nine months in the periods ended May 31, 2003 and May 31,  2002 and statement of stockholders equity for the nine months ended May 31, 2003.  These financial statements are the responsibility of the Company’s management.

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

/S/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts
June 17, 2003

Item 2

Management’s Discussion and Analysis of Financial Condition And Results of Operations

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SOME OF THE INFORMATION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “CONTINUE” AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY: (1) DISCUSS OUR FUTURE EXPECTATIONS; (2) CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR FINANCIAL CONDITION; OR (3) STATE OTHER “FORWARD-LOOKING” INFORMATION. HOWEVER, WE MAY NOT BE ABLE TO PREDICT FUTURE EVENTS ACCURATELY.

Results of Operations

Revenues

Net revenues increased $2,455,000 or 5% for the first nine months of fiscal 2003 compared to the same period in fiscal 2002; Net revenues increased $963,000 in the third quarter of 2003 compared to the same period in the prior year.  In the nine months ended May 31, 2003 the Company continues to be negatively impacted by the general economic downturn, which was further impacted by the war and the uncertainties associated with this action.  From a revenue analysis, most of the negative impact when comparing this fiscal year versus last year is associated with certain markets within our Electronic Manufacturing Services (EMS) segment.  It is anticipated that these markets, predominantly electronic and telecommunications, will continue to be soft during the remainder of the year.  However, the Company’s diversification should allow us to continue to be able to manage our resources on a positive revenue base during this difficult period.  The Company will also continue to look for potential investment opportunities that can benefit the Company in the future.

When comparing the nine months of fiscal 2002 revenue to that of the prior years, the decrease of 3% was associated to the recession.  This decline was somewhat offset from the benefits of our acquisition of the Tapecoat Division of TC Manufacturing, Inc. concluded November 1, 2001.

Sales and Operating Profit by Segment (in 000’s)

For the nine months ended:	Sales	Operating Profit	%

May 31, 2003
Specialized Manufacturing	$39,708	$7,314	18.4%
Electronic Manufacturing Services	13,053	684	5.2%
	52,761	7,998	15.2%
Less Common Costs		(2,753)
Income Before Tax and Minority Interest		5,245

May 31, 2002
Specialized Manufacturing	35,184	5,640	16.0%
Electronic Manufacturing Services	15,037	351	2.3%
	50,221	5,991	11.9%
Less Common Costs		(2,390)
Income Before Tax and Minority Interest		3,601

May 31, 2001
Specialized Manufacturing	34,859	7,175	20.6%
Electronic Manufacturing Services	16,648	1,505	9.0%
	51,507	8,680	16.9%
Less Common Costs		(2,940)
Income Before Tax and Minority Interest		5,740

The costs of products and services sold increased by $529,000 or 4% during the current quarter compared to the same quarter in the prior year and is in line with our 5% increase in revenues.  Costs of products and services sold were relatively flat for the nine months ended May 31, 2003 compared to the prior year period.  As a percent of sales, cost of products and services sold decreased to 70% for the nine month period in 2003 from 73% in the same period in 2002.  While we have had some selling price erosion during this period, we received the benefit of a change in product mix mostly associated with the lower sales within our EMS segment.  The EMS segment has a higher cost of materials than our more traditional products.  EMS sales were down $1,984,000 or 13% for the current nine month period compared to the prior year period.  The Specialized Manufacturing segment also received benefits this year from having the Tapecoat division results included in the full nine months versus only seven months during fiscal 2002.

Selling and administration expenses increased by $125,000 or 4% during the current quarter compared to same quarter in the prior year and remained relatively flat as a percent of sales.  For the nine months ended May 31, 2003, selling, general and administrative expenses increased $756,000 or 8% compared to the prior year period.  Approximately one half of the increase relates to having the full nine months of Tapecoat included as compared to only seven months included in the prior year.  The Company has also invested in certain personnel that it believes is required to support continued growth.  Last year the Company was more focused with cost containment as we moved through a difficult economic cycle.

Interest expense decreased by $41,000 or 30% during the current quarter compared to the same quarter in the prior year and $111,000 or 27% for the first nine months of fiscal 2003 compared to same period in fiscal 2002.  The decreases relate to the repayment of debt incurred for acquisitions and also the reduction of interest rates.  The Company continues to receive the benefits from low borrowing rates from its financial institutions.

A majority of the operating income improvement of $1,644,000 for the first nine months of fiscal 2003, compared to fiscal 2002, relates to improvement within our Specialized Manufacturing segment.  Approximately $980,000 of the Specialized Manufacturing segment improvement relates to Tapecoat which was acquired November 1, 2001.  Additionally, the EMS segment generated an increase of operating income of $333,000 compared to the prior year period.  That market continues to be difficult with no signs of steady improvement in the final quarter of fiscal 2003.  The cost structure of EMS has been modified in an attempt to maximize profitability even with lower sales.  The Company continues to remain cautious over the economic recovery but anticipates continued improvement in the fourth quarter and into fiscal 2004.

The income (loss) from minority interest relates to a 42% equity position in the Stewart Group, Inc., Toronto, Canada. The business focus is geared toward the telecom market and continued market difficulty is anticipated during fiscal 2003.

Liquidity and Capital Resources

At May 31, 2003, the Company’s cash and cash equivalents decreased $43,000 to $286,000 from $329,000 at August 31, 2002.  The change in cash and cash equivalents was primarily a result of cash flow provided by operations offset by capital expenditures and dividends paid.

The ratio of current assets to current liabilities was 1.8 to 1 as of May 31, 2003 and August 31, 2002 (the end of fiscal 2002).

Long-term debt increased by $543,000 (including the current portion) and total liabilities decreased by $1,333,000 as of May 31, 2003 compare to the end of fiscal 2002.  The increases are associated with debt incurred to acquire assets of Facile, Inc. in February 2003 offset by debt payments made in the quarter ended May 31, 2003.  The amount borrowed was $4,000,000 of which $3,200,000 would currently be considered long-term.  The Company anticipates continued debt reduction as a result of improved earnings and cash flow improvements related to a stronger business environment.

The Company had $5,100,000 in available credit at May 31, 2003 under its credit arrangements with its primary bank and plans to utilize this means to help finance its interim needs during the year.  Current financial resources and anticipated funds from operations are expected to be adequate to meet planned operating, investing and financing activities in the year ahead.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25 for our stock-based compensation plans. We have adopted the disclosure requirements of SFAS 148 in this Form 10-Q, which is included in the “Stock-Based Compensation” note of our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. We do not expect that the adoption of FIN 46 will have a material impact on our financial position and results of operations.

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently determining the impact, if any, EITF Issue No. 00-21 will have on our financial position and results of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At May 31, 2003 all of our funds were in demand deposit accounts

Item 4 - Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)  Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

Part II – OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K

A report on Form 8-K was filed on June 30, 2003 relating to Chase Corporation’s press release describing the results of operations of the Company for the quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: July 10, 2003	By:	/s/ Peter R. Chase
Peter R. Chase,
President and Chief Executive Officer
Dated: July 10, 2003
	By:	/s/ Everett Chadwick
Everett Chadwick
Treasurer and Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Peter R. Chase, President and Chief Executive Officer of Chase Corporation, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Chase Corporation (the “Registrant”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.                                       The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 10, 2003

/s/ Peter R. Chase

Peter R. Chase
President & Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Everett Chadwick, Treasurer and Chief Financial Officer of Chase Corporation, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Chase Corporation (the “Registrant”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.                                       The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 10, 2003

/s/ Everett Chadwick

Everett Chadwick
Treasurer and Chief Financial Officer