Form 10-K
period 2003-08-31
CHASE CORP
filed 2003-11-24
CIK 830524

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003

Commission File Number: 1-9852

CHASE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	11-1797126 (I.R.S. Employer Identification No.)
26 Summer Street, Bridgewater, Massachusetts 02324 (Address of Principal Executive Offices, Including Zip Code)
(508) 279-1789 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.10 per share par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). YES ☐    NO ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant, as of January 31, 2003 was approximately $41,404,000.

As of October 31, 2003, the Company had outstanding 4,047,317 shares of common stock, $.10 par value, which is its only class of common stock.

Documents incorporated by reference:

The registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed in connection with the Annual Meeting of Shareholders to be held on January 27, 2004, is incorporated by reference into items 10, 11, 12 and 13 hereof.

CHASE CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2003

PART I

Item 1—Business

General Development and Industry Segment

        Chase Corporation (the "Company" or "Chase") is a multi-divisional advanced manufacturing company providing industrial products to a wide variety of industries including wire and cable, construction and electronics. The Company's strategy is to maximize its core businesses while seeking future opportunities through selective acquisitions. During 1992, a facility that manufactures tape and related products in Webster, Massachusetts became operational. In April 1992, the Company acquired certain tape product lines and associated assets for cash from the Stewart Group, Ltd. This division, Chase Canada, will be reorganized within our domestic operating facilities, effective during fiscal year 2004 as a result of the consolidation of its customer base, which is predominantly located in the United States. Effective May 25, 1994, the Company acquired the electrical cable insulation tape product lines and certain associated assets from Haartz Mason, Inc. and these products and assets were integrated into the Chase & Sons division. On June 5, 1995, the Company formed a joint venture with The Stewart Group, Ltd. which was called The Stewart Group, Inc. On February 1, 1996, the Company increased its original investment resulting in ownership of 42% of the joint venture. On May 16, 1997, the majority of the assets related to the original business were sold to Owens Corning. The joint venture continues to operate two manufacturing facilities selling polymers and specialty coatings primarily to the telecommunications industry.

        On August 7, 1996, the Company announced that it had purchased a 20% interest in DC Scientific and then purchased a controlling interest on January 16, 1997. On January 27, 1999 the Company acquired the remaining interest of DC Scientific Inc. and changed the name to Sunburst Electronic Manufacturing Solutions Inc., (Sunburst EMS). On May 26, 1999, the Company expanded its electronic manufacturing business with the acquisition of RWA, Inc. ("RWA") located in Melrose, MA. Subsequently, in February 2000, the Company acquired the assets of NETCO Automation, Inc. and integrated the majority of NETCO assets into RWA in fiscal 2002. On July 29, 1999, Northeast Quality Products, Co. Inc., a specialty printer producing custom pressure sensitive labels, located in Newburyport, MA, was acquired.

        Effective November 1, 2001, substantially all of the assets of Tapecoat, a division of T.C. Manufacturing Co., Inc., located in Evanston, Illinois, were acquired for cash and 40,000 shares of Chase common stock. Tapecoat is a manufacturer of protective coatings within several markets. On February 12, 2003, Chase Facile, Inc. ("Chase Facile"), a wholly-owned subsidiary of the Company acquired certain assets of Facile, Inc. ("Facile"), located in Patterson, New Jersey. Chase Facile is a manufacturer of flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets.

        As of October 31, 2003, the Company employed approximately 362 people. The Company believes that its relationship with its employees is good.

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

(iii) protectants for highway bridge deck metal supported surfaces sold to municipal transportation authorities; (iv) moisture protective coatings that are sold to the electronics industry; and (v) in addition, the Company's electronic manufacturing service group, Sunburst EMS and RWA, provides circuit board assembly services to electronic goods manufacturers. There are no material seasonal aspects to the Company's business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets.

Backlog, Customers and Competition

        As of October 31, 2003, the backlog of orders believed to be firm was approximately $11,288,000, of which $7,193,000 was related to our electronic manufacturing services group. This compared with a total of $7,179,000 as of October 31, 2002 with $5,056,000 associated with the electronic manufacturing services group. The backlog is not seasonal. During fiscal 2003 and 2002, no customer accounted for more than 10% of sales. In fiscal year 2001 one customer accounted for approximately 14% of total sales. No material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.

        There are other companies that manufacture or sell products and services similar to those made and sold by the Company. Many of those companies are larger and have greater financial resources than the Company. Competition is principally based on technical performance, service reliability, quality and price.

Raw Materials

        The Company obtains raw materials from a wide variety of suppliers with alternative sources of all essential materials available within reasonable lead times.

Patents, Trademarks, Licenses, Franchises and Concessions

        Other than HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry, Chase BLH2OCK®, a trademark for water blocking compound sold to the wire and cable industry, Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection, and Insulfab®, a trademark for insulation material used in the aerospace industry there are no material trademarks, licenses, franchises, or concessions. The Company holds various patents, but believes that at this time they are not material to the success of the business.

Working Capital and Research and Development

        There are no special practices followed by the Company relating to working capital. Approximately $746,000, $781,000 and $612,000 was spent for Company-sponsored research and development during fiscal years 2003, 2002 and 2001, respectively.

Financial Information about Foreign and Domestic Operations and Export Sales

        Export sales from continuing domestic operations to unaffiliated third parties were $5,459,000, $4,504,000 and $5,941,000, for the years ended August 31, 2003, 2002 and 2001, respectively. The change in export sales was due to the general improvement of the global economy. A new license and royalty arrangement in 2002 with a manufacturer in the Far East caused a reduction in export sales in 2002 but increased royalty income. The Company does not anticipate any material change to export sales during fiscal 2004. The Company's products are sold worldwide with no foreign geographic area accounting for more than 10% of revenues. The Company's Canadian operations accounted for 2.0%, 3.4% and 5.3% of consolidated sales for the years ended August 31, 2003, 2002 and 2001, respectively, and 1.4%, 1.3% and 2.4% of total assets as of August 31, 2003, 2002 and 2001, respectively.

        The Company has very limited currency exposure since all invoices, except those from the Canadian operation to Canadian customers, are denominated in US dollars. The Company maintains minimal cash balances in Canada and, other than the currency conversion effects on the fixed assets in Canada which are deferred and recorded directly in equity per FAS52, and reported in the Statement of Changes in Equity per SFAS130, there are no significant assets held in foreign currencies. The Company does not engage in hedging activities. Foreign currency transaction gains or losses have not been material.

Available Information

        The Company maintains a website on the World Wide Web at www.chasecorp.com. The Company makes available, free of charge, on its website its Annual Report on Form 10-K, as soon as reasonably practicable after such report is electronically filed with, or furnished to, the SEC. Additionally, the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, an amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, are available at the SEC's website at www.sec.gov. Information contained on the Company's website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 2—Properties

        During 1998 the Company purchased a building containing approximately 5,200 square feet located in Bridgewater, Massachusetts to which it relocated its principle executive office. The Company also rents a modern one-story building of approximately 5,000 square feet in Woodside, New York, which is used by the conformal coatings division.

        Chase & Sons, a division engaged in the manufacture and sale of electrical protective coatings and tape products, uses offices and plants owned by the Company that are located on seven acres in Randolph, Massachusetts, and consist of a three-story building containing approximately 10,500 square feet and ten one-story buildings, aggregating about 67,000 square feet. This division also owns a facility consisting of approximately 25,000 square feet in Webster, Massachusetts which manufactures tape and related products for the electronic and telecommunication industries.

        The Canadian division of the Company is engaged in the process of laminating and slitting film, foils and papers primarily for the wire and cable industry. This division leases about 18,000 square feet of manufacturing space in Winnipeg, Manitoba, Canada.

        The Royston and Fluid Polymers divisions use offices and a plant owned by the Company that is located on three acres in Pittsburgh, Pennsylvania. The facilities consist of thirteen buildings, three of which are used for offices, one of which is rented as a residence and the rest of which are used as manufacturing and warehouse facilities. These facilities, excluding the residence, contain approximately 44,000 square feet and are used in the manufacture and sale of protective coatings and tape products.

        Northeast Quality Products Co., Inc., a subsidiary of the Company, is a specialty printer producing custom pressure-sensitive labels and leases approximately 15,000 square feet of space in Newburyport, Massachusetts.

        Sunburst EMS and RWA provide electronic manufacturing services. During fiscal 2002, Sunburst EMS acquired the 35,700 square feet facility located in West Bridgewater, Massachusetts that it had previously leased. RWA rents approximately 21,000 square feet in Melrose, Massachusetts.

        Tapecoat, a manufacturer of protective coatings uses offices and plant buildings that consist of approximately 100,000 square feet located in Evanston, Illinois.

        The acquisition of certain assets of Facile, Inc was completed on February 12, 2003. The Company's manufacturing plant consists of a 40,000 square foot leased facility located in Paterson, New Jersey.

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

Item 3—Legal Proceedings

        In 2003, the Company was a defendant in six personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in Chase products. Of these lawsuits, four were pending in Mississippi, one was pending in Texas and one was pending in Ohio. The Company has been dismissed without prejudice from two of the cases in Mississippi and the one in Texas. The case in Ohio has been stayed as to the Company for six months (until approximately 2004) and the Company is in discussions with respect to dismissal without prejudice from another one of the cases in Mississippi. This leaves only one active case against the Company, which was filed in Mississippi on August 14, 2003 on behalf of 50 plaintiffs. The Company's insurer had assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed until that insurer was liquidated in May 2003. The Company is now working to confirm coverage under the appropriate state guaranty funds. Although the Company cannot predict whether or how any of these claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

Item 4—Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's year ended August 31, 2003.

Item 4A—Executive Officers of the Registrant

        The following table sets forth information concerning the Company's Executive officers. Each officer is selected by the Company's Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years.
Peter R. Chase	55	Chief Executive Officer of the Company since September 1993 and President of the Company since April 1992.
Everett Chadwick, Jr.	62	Vice President, Finance of the Company since September 2003, Treasurer since September 1993 and Chief Financial Officer since September 1992.

PART II

Item 5—Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the American Stock Exchange (Symbol: CCF). The approximate number of shareholders of common stock on October 31, 2003 was 1,662, and the closing price of Chase Corporation's common stock was $12.59

        The following table sets forth the high and low sales prices for the Company's common stock as reported by the American Stock Exchange for each quarter in the years ended August 31, 2003 and 2002:

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$9.90	$8.89	$12.25	$10.05
Second Quarter	11.61	9.55	12.60	10.60
Third Quarter	10.70	9.38	11.55	10.35
Fourth Quarter	12.35	10.34	11.35	9.55

        The Company paid a cash dividend per common share of $0.31, $0.27 and $0.36 for the years ended August 31, 2003, 2002 and 2001, respectively.

Item 6—Selected Consolidated Financial Data

        The following selected financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data"

	2003	2002	2001	2000	1999
Statement of Operations Data
Revenues	$74,565,650	$69,347,505	$70,483,764	$68,480,226	$49,499,881
Income before minority interest	5,317,716	4,343,316	5,577,360	5,443,923	4,870,677
Income (loss) from unconsolidated joint venture	(60,000)	120,000	296,000	326,000	238,000
Minority participation in Subsidiary	—	—	—	—	99,633
Net income	5,257,716	4,463,316	5,873,360	5,769,923	5,208,310
Net income per common share—basic	$1.30	$1.10	$1.47	$1.46	$1.34
Net income per common share—diluted	$1.25	$1.08	$1.44	$1.44	$1.30
Balance Sheet Data
Total assets	$57,733,875	$53,304,829	$46,788,503	$45,352,786	$38,984,136
Long-term debt and capital leases	6,005,172	6,780,834	3,562,793	6,273,478	6,508,471
Total stockholders' equity	37,609,498	33,284,368	29,736,760	25,229,095	20,535,065
Cash dividends per common share*	$0.31	$0.27	$0.36	$0.36	$0.32

*
Single annual dividend payments declared and paid subsequent to fiscal year end.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides an analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2003	2002	2001
	(Dollars in thousands)
Revenue	$74,566	$69,348	$70,484
Net Income	$5,258	$4,463	$5,873
Increase (decrease) in revenue from prior year
Amount	$5,218	$(1,136)	$2,004
Percentage	8%	(2)%	3%
Increase (decrease) in net income from prior year
Amount	$795	$(1,410)	$103
Percentage	18%	(24)%	2%
Percentage of revenue:
Revenue	100%	100%	100%
Expenses:
Cost of products and services sold	69%	71%	70%
Selling, general and administrative expenses	19	19	17
Other expenses	1	1	1

Income before income taxes and minority interest	11	9	12
Income taxes	4	3	4

Income before minority interest	7	6	8
Income (loss) from unconsolidated joint venture	0	0	0

Net Income	7%	6%	8%

Overview

        The Company has two reportable segments, the Specialized Manufacturing segment which produces protective coatings and tape products and the Electronic Manufacturing Services segment which provides assembly and turnkey contract manufacturing services to the electronics industry.

        Effective November 1, 2001, the Company purchased the assets of the Tapecoat Division of TC Manufacturing, Inc.

        Effective February 12, 2003, Chase Facile, Inc. ("Chase Facile"), a wholly owned subsidiary of the Company acquired certain assets of Facile, Inc. ("Facile") for $5,032,000 (including $150,000 of acquisition costs) from Facile and Facile's lender. The acquired assets consisted principally of equipment, inventory and receivables. The Company intends to use the acquired assets substantially in the same manner as they were used prior to the acquisition by Chase Facile.

        Chase Canada, the Company's only manufacturing plant located outside of the United States, in Winnipeg, Canada will be reorganized within our domestic operating facilities, effective during fiscal year 2004. This reorganization of plant facilities is a result of the continued consolidation of Chase Canada's customer base, predominantly to the United States.

Results of Operations

Total Revenues

        Total revenues for fiscal 2003 increased $5.3 million or 8% to $74.6 million from $69.3 million in the prior year. The increase in revenues is primarily a result of sales generated by the Company's recent acquisitions of Tapecoat (acquired in fiscal 2002) and Chase Facile (acquired in fiscal 2003).

Fiscal 2003 Specialized Manufacturing revenues increased over the previous year as this segment continued to benefit from the asset purchase of the Tapecoat division as well as seven months of sales activity generated by the February 2003 acquisition of Chase Facile.

        In fiscal 2002 revenues decreased $1.1 million to $69.3 million, a decline of 2% compared to the prior year. Revenues in fiscal 2002 were adversely impacted by both price erosion from competitive pressure and the continued weakness in the telecommunications and electronics markets served by both the Company's Specialized Manufacturing and Electronic Manufacturing Services segments. Fiscal 2002 Specialized Manufacturing revenues increased over the previous year as the segment benefited from $7.0 million in additional sales over the final ten months of the fiscal year that resulted from the asset purchase of the Tapecoat division of TC Manufacturing, Inc. In addition, increased sales for products used in certain construction and housing markets supported the Specialized Manufacturing segment.

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Revenues	Operating Profit	%
Fiscal 2003
Specialized Manufacturing	$56,608	$10,510	19%
Electronic Manufacturing Services	17,958	1,425	8

	$74,566	11,935	16

Less Common Costs		(3,959)

Income before Income Taxes and Minority Interest		$7,976

Fiscal 2002
Specialized Manufacturing	$50,298	$9,217	18%
Electronic Manufacturing Services	19,050	396	2

	$69,348	9,613	14

Less Common Costs		(3,275)

Income before Income Taxes and Minority Interest		$6,338

Fiscal 2001
Specialized Manufacturing	$48,176	$10,322	21%
Electronic Manufacturing Services	22,308	1,608	7

	$70,484	11,930	17

Less Common Costs		(3,727)

Income before Income Taxes and Minority Interest		$8,203

Cost of Products and Services Sold

        In fiscal 2003, cost of products and services sold increased $2.4 million to $51.6 million compared to $49.2 million in the prior year period. The dollar value increase was a direct result of increased revenues in fiscal 2003. As a percentage of revenues, cost of products and services sold decreased to 69% in fiscal 2003 compared to 71% in fiscal 2002, primarily due to increased revenues from the Company's Tapecoat and Chase Facile's divisions. Fiscal 2003 included a full year of Tapecoat and seven months of Chase Facile's operations compared to four months and no activity for Tapecoat and Chase Facile, respectively, in fiscal 2002. These two divisions, which are in the Specialized Manufacturing segment sell products with higher margins compared to the Company's

Electronic Manufacturing Services segment. Accordingly, there are more sales of these higher margin products in fiscal 2003.

        The dollar value of cost of products and services sold was lower in fiscal 2002 when compared to fiscal 2001. The decrease in fiscal 2002 was related to the decline in volume for the Company's Electronic Manufacturing Services segment. As a percentage of revenues, cost of products and services sold increased to 71% in fiscal 2002 compared 70% in 2001. The increase in fiscal 2002 compared to 2001 relates primarily to insufficient fixed manufacturing cost coverage in the Company's Electronic Manufacturing Services segment.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $900,000 to $14.1 million in fiscal 2003 compared to $13.2 million in fiscal 2002. Selling, general and administrative expenses increased $1.2 million to $13.2 million during fiscal 2002 compared to $12.0 million in fiscal 2001. As a percent of revenues, selling, general and administrative expenses remained flat in fiscal 2003 compared to the prior year and increased to 19% when compared to 17% in fiscal 2001. The increase from fiscal 2001 to 2002 was the result of the Tapecoat asset purchase concluded on November 1, 2001. The Company will continue to be focused on expense reduction while maintaining and improving the quality of its products and services to the marketplace.

Other Costs and Expenses

        Bad debt expense, net of recoveries, increased $387,000 to $494,000 in fiscal 2003 compared to $107,000 in the fiscal 2002. The increase in 2003 is a result of the financial difficulties of a long standing customer in the Company's Specialized Manufacturing segment.

        Interest expense was $381,000 in fiscal 2003 compared to $517,000 and $799,000 in fiscal 2002 and 2001, respectively. The continued decrease is a direct result of a reduction in interest rates and the Company's ability to reduce overall debt balances through payments from operating cash. The Company continues to receive the benefits from low borrowing rates from its financial institutions.

        The effective tax rate for fiscal 2003 was 33.3% compared to 31.5% and 32.0% in fiscal 2002 and 2001, respectively. In all three years the Company has received the benefit of strong export sales.

        The income (loss) from unconsolidated joint venture relates to the Company's 42% equity position in the Stewart Group, Inc., Toronto, Canada. The business focus is geared toward the telecom market which has been impacted by the economic climate in this market

Net Income

        Fiscal 2003 earnings were primarily affected by increased revenues as a result of the Company's Tapecoat and Chase Facile divisions. Additionally, the margin on the increased revenues generated from the Specialized Manufacturing segment was higher when compared to the Company's Electronic Manufacturing Services segment.

        Fiscal 2002 earnings were primarily affected by the poor economic climate, which has been particularly severe in the manufacturing sector. Weak customer demand for the Company's products and services related to the telecommunications and electronics markets, combined with price erosion from competitive pressure negatively impacted the earnings of both of the Company's reporting segments. Fortunately, the asset purchase of Tapecoat and a strong construction market in fiscal 2002, lessened the decline in earnings from fiscal 2001.

        Fiscal 2001 earnings benefited from growth in construction markets and improvements in certain areas of electronic manufacturing services, which offset weakness in telecommunications related product lines and services. Sales and profitability from the Company's traditional Specialized Manufacturing segment remained solid although somewhat affected by price erosion from competitive pressure.

Liquidity and Sources of Capital

        At August 31, 2003, the Company's cash and cash equivalents decreased $162,000 to $167,000 from $329,000 at August 31, 2002. The change in cash and cash equivalents was primarily a result of cash flow provided by operations offset by capital expenditures, payments for certain assets of Facile, Inc. and dividends paid.

        Cash flow generated from operations was $7,768,000 in fiscal 2003 as compared to $8,884,000 and $7,029,000 during fiscal 2002 and 2001, respectively. Cash provided by operations during fiscal 2003 was primarily due to operating income. Compared to prior year, the fiscal 2003 decrease in operating cash flow was primarily a result of increased accounts receivable.

        The ratio of current assets to current liabilities was 1.9 as of August 31, 2003 compared to 1.8 as of August 31, 2002 and 2001.

        Cash flow used in investing activities was primarily due to purchases of property, plant and equipment of $880,000 and Chase Facile's, the Company's wholly owned subsidiary, acquisition of certain assets of Facile, Inc. ("Facile") for $5,032,000 (including $150,000 of acquisition costs) from Facile and Facile's lender. The acquired assets consisted principally of equipment, inventory and receivables. Cash was provided through operating cash and borrowings under the Company's credit facility.

        Cash flow used in financing activities was primarily due to cash dividends of $1,093,000 paid on the Company's common stock. Long-term debt decreased by $382,000 (including the current portion) as of August 31, 2003 compared to the end of fiscal 2002. The decrease was associated with debt incurred to acquire certain assets of Facile, Inc. in February 2003 offset by debt payments made on that debt facility and other debt facilities. The Company anticipates continued debt reduction as a result of improved earnings and operational cash flow improvements related to a stronger business environment.

        The Company had $5.0 million in available credit at August 31, 2003 under its credit arrangements with its primary bank and plans to utilize this means to help finance its needs in fiscal 2004.

        The following table summarizes the Company's contractual cash obligations at August 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Notes payable to bank	$1,476,157	$1,476,157	$—	$—	$—
Long-term debt	8,364,721	2,359,549	4,255,172	1,650,000	100,000
Operating leases	1,449,405	465,193	506,183	98,029	380,000

	$11,290,283	$4,300,899	$4,761,355	$1,748,029	$480,000

        Current financial resources and anticipated funds from operations are expected to be adequate to meet planned operating, investing and financing activities for at least the next twelve months.

Recently Issued Accounting Standards

        In October 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS 121. The Company adopted SFAS 144 in its fiscal year beginning September 1, 2002; however, the adoption did not have a significant impact on the Company's financial position and results of operations.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when the Company exits the activity, whereas under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date a company commits to an exit plan. In addition, SFAS 146 establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and, have been adopted by the Company as of January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of the interpretation apply to guarantees issued or modified after December 31, 2002.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. As permitted under SFAS 148, the Company adopted the disclosure only provisions of that accounting standard in the third quarter of fiscal 2003. Additionally, the Company is in the process of determining the impact of adopting the fair value accounting provisions of this standard. It is expected that upon the adoption of the fair value based method of accounting for stock-based employee compensation, as provided in SFAS 148, the Company will apply the prospective method.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. In October 2003, the FASB deferred the effective date for applying the provision of FIN 46 until the first interim or annual period ending after December 15, 2003. The Company is still assessing the impact that FIN 46 will have on its financial position and results of operations.

        On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristic of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments; including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company is still assessing the impact that SFAS 150 will have on its financial position and results of operations.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 is not expected to have a significant impact on the Company's financial position and results of operations.

Critical Accounting Policies, Judgments, and Estimates

        The U.S. Securities and Exchange Commission ("SEC") has suggested companies provide additional disclosure and commentary on their most critical accounting policies. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most significant estimates and judgments in the preparation of its consolidated financial statements. The Company's critical accounting policies are described below.

Accounts Receivable

        The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to it, a specific allowance against amounts due to the Company is recorded, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and its historical experience. If the financial condition of the Company's customers deteriorates or if economic conditions worsen, additional allowances may be required in the future, which could have an adverse impact on the future operating results of the Company.

Inventories

        The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. The Company estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions and records reserves to reduce inventories to their estimated net realizable value. The failure to accurately forecast demand may lead to additional excess an obsolete inventory and future charges.

Investment in Joint Venture

        The Company has an investment in a joint venture related to an area of the Company's strategic focus. The Company accounts for this investment using the equity method of accounting. In assessing the recoverability of this investment, the Company must make certain assumptions and judgments based on changes in the Company's overall business strategy, the financial condition of the joint venture, market conditions and the industry and economic environment in which the entity operates. Adverse changes in market conditions or poor operating results of the joint venture could result in losses or an inability to recover the carrying value of the investment, thereby requiring an impairment charge in the future.

Goodwill, Intangible Assets, and Other Long-Lived Assets

        Long-lived assets consist of goodwill, trademarks, patents and agreements and property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. The carrying value of goodwill and other intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment. Factors which the Company considers important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, and significant negative industry or economic trends. The Company determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time.

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

Risk Factors

        The Company currently operates in a mature market where increases or decreases in market share could be significant. The Company's sales and net income are dependent on recurring sales from a consistent and established customer base. Organic growth opportunities are minimal, however, the Company has and will continue to use strategic acquisitions as a means to build and grow the business.

        The Company's business strategy includes the pursuit of strategic acquisitions. From time to time, the Company engages in discussions with potential target companies concerning potential acquisitions. The Company currently does not have any commitments or agreements with respect to any acquisitions. In executing its acquisition strategy, the Company may be unable to identify suitable acquisition candidates. In addition, the Company may face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

        The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results.

        The Company limits the amount of credit exposure to any one issuer. At August 31, 2003 all of the Company's funds were in demand deposit accounts. If the Company places its funds in other than demand deposit accounts it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

        The Company does not use derivative financial instruments for speculative or trading purposes.

Item 8—Financial Statements and Supplementary Data

        The following Consolidated Financial Statements of Chase Corporation are filed as part of this Report on Form 10-K:

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of
Directors of Chase Corporation
Bridgewater, Massachusetts

        We have audited the consolidated balance sheets of Chase Corporation and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the three year period ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Corporation and subsidiaries at August 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each year in the three year period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts
October 24, 2003

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

	August 31, 2003	August 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$166,562	$329,084
Accounts receivable, less allowance for doubtful accounts of $324,627 and $288,177	12,271,719	11,019,325
Inventories	10,670,520	9,517,539
Prepaid expenses and other current assets	426,537	604,512
Deferred income taxes	223,790	137,888

Total current assets	23,759,128	21,608,348
Property, plant and equipment, net	17,317,212	15,132,206
Other Assets
Goodwill	8,581,731	8,581,731
Patents, agreements and trademarks, less amortization of $1,086,819 and $986,739	553,905	653,985
Cash surrender value of life insurance, net	4,779,311	4,459,167
Deferred tax assets	412,125	655,279
Investment in joint venture	1,284,595	1,324,595
Restricted investments	1,037,118	882,518
Other assets	8,750	7,000

	$57,733,875	$53,304,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$5,246,462	$5,354,907
Notes payable to bank	1,476,157	1,524,324
Accrued payroll and other compensation	1,395,392	1,079,282
Accrued expenses	649,342	605,896
Accrued pension expense—current	547,356	407,159
Income taxes payable	781,413	866,332
Current portion of long-term debt	2,359,549	1,966,382

Total current liabilities	12,455,671	11,804,282
Long-term debt, less current portion	6,005,172	6,780,834
Deferred compensation	1,037,118	882,518
Accrued pension expense	626,416	552,827

Commitments and Contingencies (notes 6, 7, 9 and 18)
Stockholders' Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common Stock, $.10 par value: Authorized 10,000,000 shares; 5,135,901 issued and 4,047,317 outstanding at August 31, 2003 and 2002	513,590	513,590
Additional paid-in capital	4,342,224	4,243,787
Treasury Stock, at cost, 1,088,584 shares of common stock at August 31, 2003 and 2002	(4,687,565)	(4,687,565)
Accumulated other comprehensive income (loss)	(151,014)	(212,916)
Retained earnings	37,592,263	33,427,472

Total stockholders' equity	37,609,498	33,284,368

Total liabilities and stockholders' equity	$57,733,875	$53,304,829

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2003	2002	2001
Revenue
Sales	$73,628,760	$68,473,166	$69,752,859
Commissions and other income	936,890	874,339	730,905

	74,565,650	69,347,505	70,483,764

Costs and Expenses
Cost of products and services sold	51,647,526	49,223,636	49,450,526
Selling, general and administrative expenses	14,116,312	13,246,703	12,035,890
Bad debt expense—net of recoveries	493,976	107,011	42,416
Interest expense	381,475	516,849	798,963
Non-operating interest expense (income)	(49,467)	(85,072)	(47,386)

	66,589,822	63,009,127	62,280,409

Income before income taxes and minority interest	7,975,828	6,338,378	8,203,355
Income taxes	2,658,112	1,995,062	2,625,995

Income before minority interest	5,317,716	4,343,316	5,577,360
Income (loss) from unconsolidated joint venture	(60,000)	120,000	296,000

Net Income	$5,257,716	$4,463,316	$5,873,360

Net income per common and common equivalent share
Basic	$1.30	$1.10	$1.47
Diluted	$1.25	$1.08	$1.44

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital				Retained Earnings	Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount		Shares	Amount
Balance at August 31, 2000	5,073,613	$507,361	$3,625,023	1,088,584	$(4,687,565)	$(180,073)	$25,964,349	$25,229,095
Exercise of stock options	20,776	2,078	(2,078)					—
Stock based compensation			98,497					98,497
Cash dividend paid, $.36 per share							(1,431,263)	(1,431,263)
Currency translation adjustment						(32,929)		(32,929)	$(32,929)
Net income							5,873,360	5,873,360	5,873,360

Comprehensive income									5,840,431

Balance at August 31, 2001	5,094,389	509,439	3,721,442	1,088,584	(4,687,565)	(213,002)	30,406,446	29,736,760
Exercise of stock options	1,512	151	(151)					—
Stock based compensation			98,496					98,496
Cash dividend paid, $.36 per share							(1,442,290)	(1,442,290)
Issue 40,00 shares—Tapecoat	40,000	4,000	424,000					428,000
Currency translation adjustment						86		86	86
Net income							4,463,316	4,463,316	4,463,316

Comprehensive income									4,463,402

Balance at August 31, 2002	5,135,901	513,590	4,243,787	1,088,584	(4,687,565)	(212,916)	33,427,472	33,284,368
Exercise of stock options								—
Stock based compensation			98,437					98,437
Cash dividend paid, $.27 per share							(1,092,925)	(1,092,925)
Currency translation adjustment						61,902		61,902	61,902
Net income							5,257,716	5,257,716	5,257,716

Comprehensive income									$5,319,618

Balance at August 31, 2003	5,135,901	$513,590	$4,342,224	1,088,584	$(4,687,565)	$(151,014)	$37,592,263	$37,609,498

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,257,716	$4,463,316	$5,873,360
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from unconsolidated join venture	60,000	(120,000)	(296,000)
Depreciation	2,073,996	1,690,317	1,330,630
Amortization	100,080	97,047	764,224
Provision for losses on trade receivables	493,976	23,231	(27,497)
Stock issued for compensation	98,437	98,496	98,497
Deferred taxes	157,252	(71,537)	(432,170)
Increase (decrease) from changes in assets and liabilities
Proceeds from notes receivable	—	147,000	—
Accounts receivable	(1,035,767)	2,407,560	(173,560)
Inventories	1,328	1,087,531	(15,774)
Prepaid expenses & other assets	176,225	(19,900)	193,893
Accounts payable	(108,445)	(323,243)	(528,906)
Accrued expenses	423,342	(1,419,664)	(37,548)
Income taxes payable	(84,919)	678,266	179,786
Deferred compensation	154,600	145,431	100,238

Net cash provided by (used in) operating activities	7,767,821	8,883,851	7,029,173

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(880,012)	(3,138,063)	(1,725,592)
Payments for certain assets of Facile, Inc.	(5,032,000)	—	—
Investment in restricted investments	(154,600)	(145,431)	(100,238)
Investment in subsidiaries	—	(41,209)	(162,231)
Investment in minority interests	(20,000)	(145,352)	49,553
(Increase) in net cash surrender value of life insurance	(320,144)	(666,652)	(319,424)

Net cash provided by (used in) investing activities	(6,406,756)	(4,136,707)	(2,257,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	10,500,000	8,997,783	9,160,381
Payments of principal on debt	(10,882,495)	(11,783,976)	(12,228,824)
Net borrowings (payments) under line-of-credit	(48,167)	(238,860)	(287,541)
Dividend paid	(1,092,925)	(1,442,290)	(1,431,263)

Net cash provided by (used in) financing activities	(1,523,587)	(4,467,343)	(4,787,247)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(162,522)	279,801	(16,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	329,084	49,283	65,289

CASH AND CASH EQUIVALENTS, END OF PERIOD	$166,562	$329,084	$49,283

See note 14 for supplemental cash flow information including non-cash financing and investing activities.

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

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

Basis of Presentation

        The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in unconsolidated companies which are at least 20% owned are carried at cost plus equity in undistributed earnings since acquisition. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the functional currency for financial reporting.

        Certain amounts reported in prior years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the Company's financial position or results of operations.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of demand deposits. For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash balances held in foreign currencies are in Canadian dollars and are immaterial as of August 31, 2003 and 2002.

Accounts Receivable

        The Company establishes reserves against its accounts receivable for potential credit losses when it determines receivables are at risk for collection based upon the length of time the receivables are outstanding, as well as various other criteria. Receivables are written off against these reserves in the period they are determined to be uncollectible.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out (FIFO) method. The Company estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions and records reserves to reduce inventories to their net realizable value.

Goodwill

        As of September 1, 2001, the Company ceased the amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." During the quarter ended February 28, 2002, the second quarter of fiscal year 2002, the Company performed the transitional goodwill impairment test for each reporting unit. Both analyses resulted in a fair value of each reporting unit that exceeded its carrying value, and therefore, the goodwill in each reporting unit was determined not to be impaired. The Company evaluates the possible impairment of goodwill annually each fourth quarter, and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. The Company evaluates the potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, the Company measures the amount of such impairment by comparing the implied fair value of the goodwill to its carrying value.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method over the assets' estimated useful lives. Expenditures for maintenance repairs and minor renewals are charged to expense as incurred. Betterments and major renewals are capitalized. Upon retirement or other disposition of assets, related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is included in the determination of income or loss. The estimated useful lives of property, plant and equipment are as follows:

Buildings and improvements	20 to 39 years
Machinery and equipment	3 to 10 years

        Leasehold improvements are depreciated over the lesser of the useful life or the term of the lease.

Investment in Joint Venture

        The Company makes investments in closely held companies. These investments are recorded on the equity method reflecting the Company's original investment and a proportional interest in the net operations of these companies since no public quotations exist for these investments. The carrying values of these investments are periodically reviewed based upon estimated market values.

Restricted Investments and Deferred Compensation

        The company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The company's advisory firm specializing in retirement plans has guaranteed that the non qualified deferred compensation plan will pass its discrimination tests with the plan design. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the company's general creditors. The company's restricted investments and corresponding deferred compensation liability under the plan were $1,037,118 and $882,518 at August 31, 2003 and 2002, respectively.

Revenue Recognition

        Sales are recognized when goods are shipped by common carrier against a customer purchase order. Commissions are recognized based on commission statements received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers.

Research and Product Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to approximately $746,000, $781,000 and $612,000 for the years ended August 31, 2003, 2002 and 2001, respectively.

Pension Plan

        The projected unit credit method is utilized for measuring net periodic pension cost over the employee's service life.

Stock Based Compensation

        The Company grants stock options to its employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." (SFAS 148) The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

Employees," and related interpretations. Other than grants to non employee directors, the Company has not granted stock options to non employees.

        Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

        The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Years Ended August 31,
	2003	2002	2001
Net income, as reported	$5,257,716	$4,463,316	$5,873,360
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(1,240,545)	(1,244,443)	(63,802)

Net income, pro forma	$4,017,171	$3,218,873	$5,809,558

Net income per share—as reported
Basic	$1.30	$1.10	$1.47
Diluted	$1.25	$1.08	$1.44
Net income per share—pro forma
Basic	$0.99	$0.80	$1.45
Diluted	$0.95	$0.78	$1.43

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended August 31, 2003, 2002 and 2001

	2003	2002	2001
Expected Dividend yield	3.0%	3.0%	4.0%
Expected life	5 years	5 years	5 years
Expected volatility	137.0%	132.0%	146.0%
Risk-free interest rate	3.0%	3.0%	7.5%

Translation of Foreign Currency

        The financial position and results of operations of the Company's Canadian division are measured using the Canadian dollar as the functional currency. Revenues and expenses of the division have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses are being deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. Aggregate foreign currency transaction, gains and losses, are included in determining net income. The amounts of gains and losses were immaterial in 2003, 2002 and 2001.

Income Taxes

        The Company accounts for income taxes under the liability method. Under this method, a deferred tax asset or liability is determined based upon the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Tax credits are recorded as a reduction in income taxes. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Income Per Share

        Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Segments

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

Recently Issued Accounting Standards

        In October 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS 121. The Company adopted SFAS 144 in its fiscal year beginning September 1, 2002; however, the adoption did not have a significant impact on the Company's financial position and results of operations.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when the Company exits the activity, whereas under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date a company commits to an exit plan. In addition, SFAS 146 establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and, have been adopted by the Company as of January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of the interpretation apply to guarantees issued or modified after December 31, 2002.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. As permitted under SFAS 148, the Company adopted the disclosure only provisions of that accounting standard in the third quarter of fiscal 2003. Additionally, the Company is in the process of determining the impact of adopting the fair value accounting provisions of this standard. It is expected that upon the adoption of the fair value based method of accounting for stock-based employee compensation, as provided in SFAS 148, the Company will apply the prospective method.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. In October 2003, the FASB deferred the effective date for applying the provision of FIN 46 until the first interim or annual period ending after December 15, 2003. The Company is still assessing the impact that FIN 46 will have on its financial position and results of operations.

        On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristic of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments; including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company is still assessing the impact that SFAS 150 will have on its financial position and results of operations.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 is not expected to have a significant impact on the Company's financial position and results of operations.

Note 2—Inventories

        Inventories consist of the following as of August 31, 2003 and 2002:

	2003	2002
Inventories
Raw materials	$5,532,922	$4,981,086
Finished and in process	5,137,598	4,536,453

Total Inventories	$10,670,520	$9,517,539

Note 3—Property, Plant and Equipment

        Property, plant and equipment consist of the following as of August 31, 2003 and 2002:

	2003	2002
Property, Plant and Equipment
Land and improvements	$1,096,704	$1,096,704
Buildings	6,966,614	7,480,873
Machinery and equipment	26,027,108	21,992,666
Leasehold improvements	1,540,687	—
Construction in progress	53,232	855,100

	35,684,345	31,425,343
Accumulated depreciation	(18,367,133)	(16,293,137)

Property, plant and equipment, net	$17,317,212	$15,132,206

Note 4—Goodwill and Intangible Assets

        The Company adopted SFAS 142 "Goodwill and Other Intangible Assets," on September 1, 2001. In accordance with the adoption of this statement, the Company reassessed the classification of its goodwill and other intangible assets. This analysis, which was completed during the first quarter of fiscal year 2002, did not result in the reclassification of any other intangible assets to goodwill. The Company also reassessed the useful lives of its amortized intangible assets and determined the lives were appropriate.

        Intangible assets subject to amortization consist of the following at August 31, 2003 and 2002:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2003
Patents and agreements	15.5 years	$1,629,109	$1,086,819	$542,290
August 31, 2002
Patents and agreements	15.5 years	$1,629,109	$986,739	$642,370

        In addition to the patents and agreements summarized above, the Company also has a corporate trademark with a carrying value of $11,615 and an indefinite life.

        Aggregate amortization expense related to intangible assets for the years ended August 31, 2003, 2002 and 2001 was $100,080, $97,047 and $97,479, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year ended August 31,
2004	$97,047
2005	96,060
2006	93,897
2007	93,897
2008	93,897

$474,798

        In accordance with the adoption of SFAS 142, the Company has identified two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit. These are also reportable segments.

        The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Electronic Manufacturing Services	Specialized Manufacturing	Consolidated
Balance at August 31, 2001	$7,169,805	$1,170,718	$8,340,523
Payment of contingent purchase price	241,208	—	241,208

Balance at August 31, 2002	7,411,013	1,170,718	8,581,731

Balance at August 31, 2003	$7,411,013	$1,170,718	$8,581,731

        Beginning September 1, 2001 goodwill is no longer being amortized. Amortization of goodwill for the year ending August 31, 2001 was $666,745.

        Reported net income and net income per basic and diluted share adjusted to exclude amortization of goodwill for the year ended August 31, 2001 is as follows:

	Net Income	Net Income per Share—Basic	Net Income per Share—Diluted
Year ended August 31, 2001
Reported results	$5,873,360	$1.47	$1.44
Goodwill amortization, net of tax	666,745	0.17	0.17

Adjusted results	$6,540,105	$1.64	$1.61

Note 5—Cash Surrender Value of Life Insurance

        The Company recognizes cash surrender value of life insurance policies, net of loans secured by the policies, with the following carriers at August 31, 2003 and 2002.

	2003	2002
Security Life of Denver	$844,166	$914,292
Manufacturers' Life Insurance Company	1,368,778	1,263,646
Sun Life Assurance Company of Canada	749,091	657,831
Metropolitan Life Insurance	1,053,757	924,871
Other life insurance carriers	763,519	698,527

	$4,779,311	$4,459,167

        Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds.

Note 6—Long-Term Debt

        Long-term debt consists of the following at August 31, 2003 and 2002:

	2003	2002
Note payable to bank at the Eurodollar rate plus 1.5%	$1,000,000	$2,500,000
Term note payable to bank in 20 quarterly payments of $50,000 commencing 2001 with interest at the Eurodollar rate plus 1.5%	450,000	700,000
Term notes payable to bank with principal payments of $7,474 per month with interest at the bank's base rate plus 1/2 percent collateralized by all assets of Sunburst EMS, Inc. Balance paid off in June 2003.	—	20,849
Equipment notes with monthly payments of $7,943 with interest averaging 9.11% collateralized by manufacturing equipment. Balance paid in full in fiscal 2003	—	32,641
Equipment notes with monthly payments of $2,559 with interest at 6.49% collateralized by printing equipment	13,274	22,935
Equipment note with monthly payments of $2,942 with interest at 7.43% collateralized by manufacturing equipment	17,277	49,971
Equipment note with monthly payments of $11,138 with interest at 7.05% collateralized by data processing equipment	35,027	161,333
Equipment note with monthly payments of $7,368 with interest at 8.11% collateralized by manufacturing equipment	157,197	228,993
Equipment note with monthly payments of $950 with interest at 12.98% collateralized by manufacturing equipment. Balance paid in full in fiscal 2003	—	9,792
Equipment note with monthly payments of $6,308 with interest at 6.92% collateralized by manufacturing equipment	189,615	250,364
Equipment note with monthly payments of $6,911 with interest at 8.06% collateralized by manufacturing equipment	152,331	220,338
Term note payable to bank in 16 quarterly payments of $250,000 through October 2006 with interest at Eurodollar rate plus 1.5% (2.61% at August 31, 2003	1,750,000	3,250,000
Term note payable to bank in 28 quarterly payments of $50,000 through December 2008 with interest at Eurodollar rate plus 1.5% (2.75% at August 31, 2003)	1,100,000	1,300,000
Term note payable to bank in 20 quarterly payments of $200,000 through March 2006 with interest at the Eurodollar rate plus 1.5% (2.75% at August 31, 2003)	3,500,000	—

	8,364,721	8,747,216
Less portion payable within one year classified as a current	(2,359,549)	(1,966,382)

Long-term debt, less current portion	$6,005,172	$6,780,834

        The Company has long-term unsecured credit available up to a maximum amount of $6,000,000 at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or "Eurodollar rate" plus 1.5 percent. The unused available long-term credit amounted to $5,000,000 and $3,430,000 at August 31, 2003 and 2002, respectively. The facility is included in scheduled principal payments at its maturity although it is intended that it will continue to be renewed.

        Future minimum principal payments on long-term debt for the next five years and thereafter are as follows:

Year ending August 31,
2004	$2,359,549
2005	2,099,954
2006	2,155,218
2007	1,100,000
2008	550,000
Thereafter	100,000

Total long-term debt	$8,364,721

Note 7—Notes Payable to Bank

        The Company has a short-term credit facility at one half percent over prime (5.14% at August 31, 2003) with a Canadian bank collateralized by a letter of credit and due on April 1, 2004. The balance of this short term credit facility at August 31, 2003 was $144,248.

        The Company's Sunburst EMS subsidiary has a revolving line of credit collateralized by its assets at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or "Eurodollar rate" for ninety days plus 1.5 percent. The balance of this revolving line of credit at August 31, 2003 was $1,331,909.

        Both facilities described above are classified as current liabilities.

        The weighted average interest rate on notes payable to bank was 3.0% and 3.3% at August 31, 2003 and 2002, respectively.

Note 8—Income Taxes

        The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the year ended August 31, 2003, 2002 and 2001 are as follows:

	Year Ended August 31,
	2003	2002	2001
Federal income taxes at applicable statutory rates	$2,711,782	$2,155,049	$2,788,986
Adjustments resulting from the tax effect of:
Increase in cash surrender value of life insurance	(118,406)	(159,342)	(181,462)
State and local taxes net of federal tax effect	231,340	122,405	304,693
Other	(166,604)	(123,050)	(286,222)

Income tax provision	$2,658,112	$1,995,062	$2,625,995

        The following table summarizes the tax effect of temporary differences on the Company's income tax provision:

	Year Ended August 31,
	2003	2002	2001
Current income tax provision	$2,500,860	$1,923,525	$3,058,165

Deferred provision (benefit):
Pension expense	(48,900)	42,052	(38,336)
Depreciation and amortization	387,580	(99,995)	(159,577)
Allowance for doubtful accounts	(13,851)	31,910	10,999
Deferred compensation	(96,154)	97,570	(276,486)
Deferred state taxes	—	—	31,230
Reserves	55,606	—	—
Other accrued expenses	(127,029)	—	—

Total deferred income tax provision	157,252	71,537	(432,170)

Total income tax provision	$2,658,112	$1,995,062	$2,625,995

        The consolidated deferred tax assets (liabilities) of the Company as of August 31, 2003 and 2002 are as follows:

	2003	2002
Current deferred tax assets (liabilities)
Reserve for bad debt	$123,358	$137,888
Inventories	100,432	—

Total net current deferred tax assets	223,790	137,888

Non-current deferred tax assets (liabilities)
Patents and agreements	33,000	35,200
Pension accrual	243,173	221,131
State tax accrual	(2,000)	(2,330)
Deferred compensation	693,353	628,796
Investments marked to market	161,600	161,600
Depreciation and amortization	(717,001)	(389,118)

Total net non-current deferred tax assets	412,125	655,279

	$635,915	$793,167

Note 9—Operating Leases

        The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2003:

Year ending August 31,
2004	$465,193
2005	311,004
2006	195,179
2007	78,029
2008	20,000
2009 and thereafter	380,000

Total future minimum lease payments	$1,449,405

        Total rental expense for all operating leases amounted to approximately $442,000, $551,000 and $441,000 for the years ended August 31, 2003, 2002 and 2001, respectively.

Note 10—Benefits and Pension Plan

401(K) PLAN

        The Company has a deferred compensation plan adopted pursuant to Section 401 (k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of their salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary. The Company's contribution expense was $229,000, $190,000, and $188,000 for the years ended August 31, 2003, 2002 and 2001, respectively.

Non-Qualified Deferred Savings Plan

        The Company has a non-qualified deferred savings plan covering directors and selected employees. Participants may elect to defer a portion of their compensation for future payment. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $1,037,118 and $882,518 at August 31, 2003 and 2002, respectively.

Pension Plan

        The Company has non-contributory defined benefit pension plans covering substantially all employees from the Company's original core businesses. Net periodic pension cost was $620,942, $512,285, and $449,696 for the years ended August 31, 2003, 2002 and 2001, respectively. The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with a trust company.

Note 10—Benefits and Pension Plan (Continued)

	Year Ended August 31,
	2003	2002	2001
Change in benefit obligation
Projected benefit obligation at beginning of year	$6,713,690	$6,276,332	$4,939,023
Service cost	342,611	325,309	329,118
Interest cost	521,240	479,131	447,942
Amendments	—	—	606,627
Actuarial (gain)/loss	(20,532)	(229,743)	153,622
Benefits paid	(353,022)	(137,339)	(200,000)

Projected benefit obligation at end of year	7,203,987	6,713,690	6,276,332

Change in plan assets
Fair value of plan assets at beginning of year	3,771,456	3,875,057	4,207,214
Actual return on plan assets	351,956	(320,119)	(363,661)
Employer contribution	407,156	353,857	231,504
Benefits paid	(353,022)	(137,339)	(200,000)

Fair value of plan assets at end of year	4,177,546	3,771,456	3,875,057

Funded status	(3,026,441)	(2,942,234)	(2,401,275)
Unrecognized net actuarial (gain)/loss	1,086,087	1,120,733	643,269
Unrecognized prior service cost	766,582	861,515	956,448

Prepaid (accrued) benefit cost	$(1,173,772)	$(959,986)	$(801,558)

Weighted average assumptions as of August 31,
Discount rate	8.0%	8.0%	8.0%
Expected return on assets	10.0%	10.0%	10.0%
Rate of compensation increase	5.0%	5.0%	5.0%
Components of net periodic benefit cost
Service cost	$342,611	$325,309	$329,118
Interest cost	521,240	479,131	447,942
Expected return on plan assets	(378,188)	(389,942)	(422,297)
Amortization of prior service cost	94,933	94,933	94,933
Recognized net (gain)/loss	40,346	2,854	—

Net periodic benefit cost	$620,942	$512,285	$449,696

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$4,918,303	$4,564,077	$3,863,900
Projected benefit obligations	7,203,987	6,713,690	6,276,332
Plan assets at fair value	4,177,546	3,771,456	3,875,057

Funded status	(3,026,441)	(2,942,234)	(2,401,275)
Unrecognized net (gain)/loss	1,086,087	1,120,733	643,269
Unrecognized prior service cost	766,582	861,515	956,448

(Accrued) pension expense	$(1,173,772)	$(959,986)	$(801,558)

        Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

Deferred Compensation

        Life insurance is provided under split dollar life insurance agreements whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.

Note 11—Stock Options

1995 Stock Option Plan

        Effective July 18, 1995, the Company adopted, and the stockholders subsequently approved, a stock award plan and an incentive plan (the "1995 Plan") which permit the issuance of common stock options and restricted stock to selected employees and independent directors of the Company. The 1995 Plans reserves 600,000 shares of common stock for grant.

        Under the terms of the 1995 Plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share at the date of grant. The board of directors approved issuance of 450,000 options. Options granted under the 1995 Plan generally vest over a period ranging from four to ten years and expire after ten years. Options are no longer being granted under the 1995 Plan.

        In addition, the Board of Directors granted 250,000 shares of restricted common stock to the Company's CEO, Mr. Peter Chase. The fair market value of the Company's common stock was $3.375 on the date of grant (July 18, 1995). Compensation expense of approximately $98,000 per year is being recognized over the vesting period (nine years) of the restricted stock grant. Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all the rights of a shareholder. The entire grant of 250,000 shares will vest at the end of nine years in 2004. If Mr. Chase is no longer providing services to the Company prior to vesting date, the shares revert back to the Company.

2001 Senior Management Stock Plan and the 2001 Non-Employee Director Stock Option Plan

        Effective October 9, 2002, the Company adopted, and the stockholders subsequently approved, the 2001 Senior Management Stock Plan and the 2001 Non-Employee Director Stock Option Plan (the "2001 Plans"). The 2001 Plans reserve 750,000 and 90,000 shares of the Company's common stock for grants related to the Senior Management Stock Plan and Non-Employee Director Stock Option Plan respectively.

        Under the terms of the Senior Management Stock Plan, options may be granted in the form of incentive stock options, non-qualified stock options and restricted stock. Options granted under the Non-Employee Director Stock Option Plan will be issued as non-qualified stock options. Options granted under the 2001 Plan generally vest over a period ranging from three to five years and expire after ten years.

        The following table summarizes information about stock options outstanding as of August 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.38	251,855	3 years	$3.38	174,355	$3.38
$8.25-8.75	15,000	5 years	8.42	15,000	8.42
$10.50-11.55	670,000	8 years	10.76	361,106	10.66
$11.83	5,000	6 years	11.83	5,000	11.83

	941,855	6.6 years	$8.75	555,461	$8.32

        A summary of the transactions of the Company's stock option plans for the years ended August 31, 2003, 2002 and 2001 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Outstanding at August 31, 2000	21,500	$6.84	285,855	$3.65
Granted	—	—	—	—
Exercised	(9,000)	4.96	(24,000)	3.78

Outstanding at August 31, 2001	12,500	8.20	261,855	3.64
Granted	85,000	10.50	585,000	10.80
Exercised	(2,500)	4.63	—	—

Outstanding at August 31, 2002	95,000	10.26	846,855	8.58
Granted	—	—	45,000	10.50
Exercised	—	—	—	—
Forfeited or cancelled	—	—	(45,000)	10.50

Outstanding at August 31, 2003	95,000	$10.26	846,855	$8.58

Options exercisable at August 31, 2003	65,000	$10.15	490,461	$8.08

        The weighted average grant date fair value of options granted in the years ended August 31, 2003 and 2002 was $9.28 and $9.09 per share, respectively.

        All equity compensation plans have been approved by the Company's stockholders.

        Excluding the common stock currently reserved for issuance upon exercise of the 941,855 outstanding options as summarized in the table above, there are 498,145 shares of common stock available for future issuance under the Company's equity compensation plans.

Note 12—Segment Data

        Chase Corporation operates in two business segments, a Specialized Manufacturing segment consisting of protective coatings and tapes and an Electronic Manufacturing Services segment. Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services. Electronic Manufacturing Services include printed circuit board and electro-mechanical assembly services for the electronics industry. The Company evaluates segment performance based upon operating profit or loss.

        The following table summarizes information about the Company's segments:

	Specialized Manufacturing	Electronic Manufacturing Services	Corporate Assets and Common Costs	Total
August 31, 2003
Revenues	$56,607,517	$17,958,133	$—	$74,565,650
Income (loss) before income taxes and minority interests	10,509,697	1,424,625	(3,958,494)	7,975,828
Depreciation and amortization expense	1,543,290	423,524	207,262	2,174,076
Identifiable assets	$30,784,699	$17,521,618	$9,427,558	$57,733,875
August 31, 2002
Revenues	$50,297,239	$19,050,266	$—	$69,347,505
Income (loss) before income taxes and minority interests	9,216,420	396,294	(3,274,336)	6,338,378
Depreciation and amortization expense	1,221,622	362,917	202,825	1,787,364
Identifiable assets	$26,284,188	$17,314,008	$9,706,633	$53,304,829
August 31, 2001
Revenues	$48,176,255	$22,307,509	$—	$70,483,764
Income (loss) before income taxes and minority interests	10,322,166	1,607,712	(3,726,523)	8,203,355
Depreciation and amortization expense	1,006,905	889,657	198,292	2,094,854
Identifiable assets	$27,234,081	$11,398,605	$8,155,817	$46,788,503

Note 13—Export Sales and Foreign Operations

        Export sales from continuing domestic operations to unaffiliated third parties were $5,459,000, $4,504,000 and $5,941,000 for the years ended August 31, 2003, 2002 and 2001, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues from continuing operations. The Company's Canadian operations accounted for 2.0%, 3.4% and 5.3% of consolidated sales for the years ended August 31, 2003, 2002 and 2001, respectively, and 1.4%, 1.3% and 2.4% of total assets as of August 31, 2003, 2002 and 2001, respectively.

        During fiscal 2003 and 2002, no one customer accounted for sales in excess of 10%. In fiscal 2001 one customer accounted for approximately 14% of total sales.

Note 14—Supplemental Cash Flow Data

        Supplemental cash flow information for the years ended August 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Income taxes paid	$2,382,997	$1,768,853	$2,801,191

Interest paid	390,274	466,788	727,444

Non-cash Investing and Financing Activities
Acquisition of Tapecoat
Fair value of assets acquired—Tapecoat		7,140,979
Common stock issued		(428,000)
Liabilities assumed		(1,285,762)

Cash paid through an offsetting increase in long-term debt		$(5,427,217)

Acquisition of certain assets of Facile, Inc.
Accounts receivables	710,603
Inventories	1,154,309
Property, plant and equipment	3,317,088
Acquisition costs	(150,000)

Cash paid through operating cash and increase in long-term debt	$(5,032,000)

Note 15—Investment in Joint Venture

        In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. Chase Corporation owns a 42% interest in the joint venture at August 31, 2003.

Note 16—Acquisitions

        Effective November 1, 2001, the Company acquired the assets and operations of Tapecoat, a division of TC Manufacturing Co., Inc. of Evanston, Illinois, a provider of protective coatings for the transportation, marine and geo-synthetics industries and for underground oil, gas and water pipelines.

        The purchase price was allocated based on the fair value of the acquired assets as follows:

Accounts receivables	$1,368,831
Inventories	1,646,335
Property, plant and equipment	4,120,000
Current liabilities	(1,279,949)

Total purchase price	$5,855,217

        On February 12, 2003, Chase Facile, Inc. ("Chase Facile"), a wholly-owned subsidiary of the Company acquired certain assets of Facile, Inc. ("Facile") for $5,032,000 (including $150,000 of acquisition costs) from Facile and Facile's lender. The acquired assets consisted principally of equipment, inventory and receivables. The Company intends to use the acquired assets substantially in the same manner as they were used prior to the acquisition by Chase Facile.

        The purchase price was allocated based on the fair value of the acquired assets as follows:

Accounts receivables	$710,603
Inventories	1,154,309
Property, plant and equipment	3,317,088
Acquisition costs	(150,000)

Total purchase price	$5,032,000

        Cash was provided through operating cash and borrowings under the Company's credit facility.

        All acquisitions have been accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

Pro Forma Disclosures (Unaudited)

        The following unaudited pro forma consolidated results of operations for the years ended August 31, 2002 and 2001 assume that the acquisition of Tapecoat occurred as of September 1, 2000.

	2002	2001
Revenue	$71,011,000	$78,481,000
Net income	4,511,000	5,255,000
Net income per share—Basic	1.11	1.30
Net income per share—Diluted	1.09	1.28

        These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

Note 17—Net Income Per Share

        Net income per share is calculated as follows:

	Years Ended August 31,
	2003	2002	2001
Net income	$5,257,716	$4,463,316	$5,873,360

Weighted average common shares outstanding	4,047,317	4,040,210	3,997,968
Additional dilutive common stock equivalents	173,487	102,234	69,407

Diluted shares outstanding	4,220,804	4,142,444	4,067,375

Net income per share—Basic	$1.30	$1.10	$1.47
Net income per share—Diluted	$1.25	$1.08	$1.44

        For the years ended August 31, 2003, 2002 and 2001, stock options to purchase 675,000, 675,000 and 5,000 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

Note 18—Contingencies

        In 2003, the Company was a defendant in six personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in the Company's products. Of these lawsuits, four were pending in Mississippi, one was pending in Texas and one was pending in Ohio. The Company has been dismissed without prejudice from two of the cases in Mississippi and the one in Texas. The case in Ohio has been stayed as to the Company for six months (until approximately 2004) and the Company is in discussions with respect to dismissal without prejudice from another one of the cases in Mississippi. This leaves only one active case against the Company, which was filed in Mississippi on August 14, 2003 on behalf of 50 plaintiffs. The Company's insurer had assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed until that insurer was liquidated in May 2003. The Company is now working to confirm coverage under the appropriate state guaranty funds. Although the Company cannot predict whether or how any of these claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

Note 19—Selected Quarterly Financial Data

        The following table presents unaudited quarterly operating results for each of the Company's quarters in the three year period ended August 31, 2003.

	Fiscal Year 2003 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$17,789,652	$15,718,210	$19,253,429	$20,867,469	$73,628,760
Gross Profit on Sales	5,504,703	4,592,207	5,421,842	6,462,482	21,981,234
Net Income	1,241,923	923,438	1,242,834	1,849,521	5,257,716
Net income per share—basic	$0.31	$0.23	$0.31	$0.46	$1.30
Net income per share—diluted	$0.30	$0.22	$0.30	$0.43	$1.25
	Fiscal Year 2002 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$15,152,173	$16,847,200	$18,221,546	$18,252,247	$68,473,166
Gross Profit on Sales	3,899,776	4,229,582	4,919,241	6,200,931	19,249,530
Net Income	666,431	810,847	1,156,883	1,829,155	4,463,316
Net income per share—basic	$0.17	$0.20	$0.29	$0.45	$1.10
Net income per share—diluted	$0.16	$0.20	$0.28	$0.45	$1.08
	Fiscal Year 2001 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$17,784,472	$16,737,356	$16,984,666	$18,246,365	$69,752,859
Gross Profit on Sales	5,502,996	4,709,089	4,930,381	5,159,867	20,302,333
Net Income	1,501,070	1,123,327	1,449,583	1,799,380	5,873,360
Net income per share—basic	$0.38	$0.28	$0.36	$0.45	$1.47
Net income per share—diluted	$0.37	$0.28	$0.36	$0.44	$1.44

Note 20—Valuation and Qualifying Accounts

        The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2003	$288,177	$894,141	$(857,691)	$324,627
August 31, 2002	264,946	167,588	(144,357)	288,177
August 31, 2001	292,443	40,057	(67,554)	264,946

        In fiscal 2003 the Company established a reserve against a substantial accounts receivable balance due to a long standing customer's financial difficulties. Subsequently, the Company wrote this receivable off with a corresponding decrease to the accounts receivable reserve balance.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        There were no changes in or disagreements with accountants on accounting or financial disclosure during Fiscal Year 2003 or 2002.

Item 9A—Controls and Procedures

Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

        There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10—Directors and Executive Officers of the Registrant

        Information with respect to Directors of the Company is incorporated by reference from the information contained in the section captioned "Election of Directors," appearing in the 2003 Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders. Information regarding current executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

Item 11—Executive Compensation

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" appearing in the 2003 Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12—Security Ownership of Certain Beneficial Owners and Management

        The Information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Principal Holders of Voting Securities" and "Election of Director's" appearing in the 2003 Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13—Certain Relationships and Related Transactions

        The Information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Remuneration of Directors and Executive Officers" appearing in the 2003 Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Financial Statements and Schedules:

  The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)
Reports on Form 8-K

  We filed a report on Form 8-K with the Securities and Exchange Commission on June 30, 2003 furnishing our press release, dated June 20, 2003, announcing our financial results for the third fiscal quarter ended May 31, 2003.

(c)
Exhibit Listing

Exhibit Number	Description
3.1	Articles of Organization (incorporated by reference from Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)
3.2	By-Laws (incorporated by reference from Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988)
3.3	Amendment to By-Laws (adding Article IV, Section 7) (incorporated by reference from Exhibit 3.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)
10.1	Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Edward L. Chase (incorporated by reference from Exhibit 10.1 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)
10.2	Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company an Francis M. Chase (incorporated by reference from Exhibit 10.2 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990)
10.17	Amendment dated April 30, 1992 to Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Edward L. Chase (incorporated by reference from Exhibit 10.17 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)
10.18	Amendment dated April 30, 1992 to Split Dollar Insurance Agreement dated November 10, 1987 by and between the Company and Edward L. Chase and Claire Chase (incorporated by reference from Exhibit 10.18 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992.
10.20	Amendment dated August 31, 1992 to Split Dollar Insurance Agreement dated December 2, 1983 by and between the Company and Francis M. Chase (incorporated by reference from Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992.
10.21	Amendment dated August 31, 1992 to Split Dollar Insurance Agreement dated November 10, 1987 by and between the Company and Francis M. Chase and Barbara Chase (incorporated by reference from Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992)
10.25	Endorsement Split-Dollar Agreement dated June 8, 1995 by and between the Company and Edward L. Chase and Claire Chase.
10.26	Amendment to and Confirmation of Split Dollar Insurance Agreement dated June 8, 1995 by and between the Company and Edward L. Chase and Claire Chase.
10.28	Asset purchase agreement effective November 1, 2001 by and between the Company and TC Manufacturing Co., Inc., (incorporated by reference from Exhibit 2.1 to the Company's current report on Form 8K dated November 27, 2001.
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation
By:	/s/ PETER R. CHASE Peter R. Chase, President and Chief Executive Officer November 21, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. CHASE Peter R. Chase	President, Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2003
/s/ EVERETT CHADWICK Everett Chadwick	Vice President–Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	November 21, 2003
/s/ ANDREW CHASE Andrew Chase	Director	November 21, 2003
/s/ WILLIAM H. DYKSTRA William H. Dykstra	Director	November 21, 2003
/s/ LEWIS P. GACK Lewis P. Gack	Director	November 21, 2003
/s/ GEORGE M. HUGHES George M. Hughes	Director	November 21, 2003
/s/ EDWARD F. HINES, JR. Edward F. Hines, Jr.	Director	November 21, 2003
/s/ RONALD LEVY Ronald Levy	Director	November 21, 2003
/s/ CARL J. YANKOWSKI Carl J. Yankowski	Director	November 21, 2003

QuickLinks

CHASE CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K
PART I
  Item 1—Business
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 4A—Executive Officers of the Registrant
PART II
  Item 5—Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6—Selected Consolidated Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A—Quantitative and Qualitative Disclosures about Market Risk
  Item 8—Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
CHASE CORPORATION CONSOLIDATED BALANCE SHEETS
CHASE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
CHASE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
CHASE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A—Controls and Procedures
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
PART IV
  Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES