Form 10-Q
period 2003-11-30
CHASE CORP
filed 2004-01-14
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003

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

Common Shares Outstanding as of December 31, 2003 was 3,582,317

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2003

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	November 30, 2003	August 31, 2003
ASSETS
Current Assets:
Cash	$681,061	$166,562
Accounts receivable, less allowance for doubtful accounts of $386,066 and $324,627	12,305,804	12,271,719
Inventories	11,104,223	10,670,520
Prepaid expenses and other current assets	772,383	426,537
Deferred income taxes	223,790	223,790
Total current assets	25,087,261	23,759,128

Property, plant and equipment, net	16,932,047	17,317,212

Other Assets
Goodwill	8,002,549	8,581,731
Patents, agreements and trademarks, less amortization of $1,110,744 and $1,086,819	529,980	553,905
Cash surrender value of life insurance, net	4,874,680	4,779,311
Deferred tax assets	412,125	412,125
Investment in joint venture	770,713	1,284,595
Restricted investments	1,152,014	1,037,118
Other assets	8,750	8,750
	$57,770,119	$57,733,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$6,353,209	$5,246,462
Notes payable to bank	951,333	1,476,157
Accrued payroll and other compensation	719,731	1,395,392
Accrued expenses	2,113,321	649,342
Accrued pension expense - current	547,356	547,356
Income taxes payable	777,534	781,413
Current portion of long-term debt	2,442,336	2,359,549
Total current liabilities	13,904,820	12,455,671

Long-term debt, less current portion	5,075,092	6,005,172
Deferred compensation	1,152,014	1,037,118
Accrued pension expense	795,488	626,416

Commitments and Contingencies (Note 10)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common Stock, $.10 par value: Authorized 10,000,000 shares; 5,137,301 and 5,135,901 issued; and 4,048,717 and 4,047,317 outstanding	513,730	513,590
Additional paid-in capital	4,381,391	4,342,224
Treasury Stock, at cost, 1,088,584 shares of common stock	(4,687,565)	(4,687,565)
Accumulated other comprehensive income (loss)	(115,082)	(151,014)
Retained earnings	36,750,231	37,592,263
Total stockholders’ equity	36,842,705	37,609,498
Total liabilities and stockholders’ equity	$57,770,119	$57,733,875

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2003	2002

Revenue
Sales	$22,047,651	$17,789,652
Royalty, commissions and other income	239,970	187,629
	22,287,621	17,977,281
Costs and Expenses
Cost of products and services sold	15,954,723	12,284,949
Selling, general and administrative expenses	3,880,743	3,629,729
Loss on impairment of goodwill	579,182	—

	1,872,973	2,062,603

Interest expense	(72,820)	(94,906)
Other income (expense)	9,516	32,126

Income before income taxes and minority interest	1,809,669	1,999,823

Income taxes	884,200	692,900

Income before minority interest	925,469	1,306,923

Loss on impairment of unconsolidated joint venture	(500,000)	—
Income (loss) from unconsolidated joint venture	(12,501)	(65,000)

Net income	$412,968	$1,241,923

Net income per common and common equivalent share
Basic	$0.10	$0.31
Diluted	$0.10	$0.30

Weighted average shares outstanding
Basic	4,047,473	4,047,317
Diluted	4,348,185	4,140,899

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2003

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (loss)
	Shares	Amount		Shares	Amount

Balance at August 31, 2003	5,135,901	$513,590	$4,342,224	1,088,584	$(4,687,565)	$(151,014)	$37,592,263	$37,609,498
Exercise of stock options	1,400	140	14,560					14,700

Stock based compensation			24,607					24,607
CASH dividend declared ($0.31 per share)							(1,255,000)	(1,255,000)
Currency translation adjustment						35,932		35,932	35,932

Net income							412,968	412,968	412,968

Comprehensive income									$448,900
Balance at November 30, 2003	5,137,301	$513,730	$4,381,391	1,088,584	$(4,687,565)	$(115,082)	$36,705,231	$36,842,705

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended November 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$412,968	$1,241,923
Adjustments to reconcile net income to net cash provided by operating activities (Income) loss from unconsolidated joint venture	12,501	65,000
Loss on impairment of unconsolidated joint venture	500,000	—
Loss on sale of equipment	73,860	—
Loss on impairment of goodwill	579,182	—
Depreciation	646,555	465,602
Amortization	23,925	24,323
Provision for losses on trade receivables	61,439	32,933
Stock issued for compensation	24,607	24,618
Deferred taxes	—	53,483
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(95,524)	(456,624)
Inventories	(433,703)	(109,577)
Prepaid expenses & other assets	(345,846)	(186,528)
Accounts payable	1,106,747	(258,629)
Accrued expenses	(297,610)	122,364
Income taxes payable	(3,879)	455,375
Deferred compensation	114,896	—
Net cash provided by (used in) operating activities	2,380,118	1,474,263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(314,318)	(120,512)
Proceeds from sale of equipment	15,000	—
Investment in restricted investments	(114,896)	—
Investment in minority interests	1,381	—
(Increase) in net cash surrender value of life insurance	(95,369)	(116,018)
Exercise of common stock options	14,700	—
Net cash provided by (used in) investing activities	(493,502)	(236,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	1,500,000	1,700,000
Payments of principal on debt	(2,347,293)	(2,909,576)
Net borrowings (payments) under line-of-credit	(524,824)	(51,295)
Net cash provided by (used in) financing activities	(1,372,117)	(1,260,871)

INCREASE (DECREASE) IN CASH	514,499	(23,138)

CASH, BEGINNING OF PERIOD	166,562	329,084

CASH, END OF PERIOD	$681,061	$305,946

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (“the Company”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2003 in conjunction with the Company’s 2003 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2003, and the results of operations and cash flows for the interim periods ended November 30, 2003 and 2002 and changes in stockholders’ equity for the interim period ended November 30, 2003.

The financial statements of the Company include the accounts of its divisions and subsidiaries.

The results of operations for the interim period ended November 30, 2003 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2003 which are contained in Chase Corporation’s Annual Report on Form 10-K.  Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Note 2 - Inventories

Inventories consist of the following:

	November 30, 2003	August 31, 2003
Inventories
Raw materials	$5,868,492	$5,532,922
Finished and in process	5,235,731	5,137,598

Total Inventories	$11,104,223	$10,670,520

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended November 30,
	2003	2002

Net income	$412,968	$1,241,923

Weighted average common shares outstanding	4,047,473	4,047,317
Additional dilutive common stock equivalents	300,712	93,582
Diluted shares outstanding	4,348,185	4,140,899

Net income per share - Basic	$0.10	$0.31
Net income per share - Diluted	$0.10	$0.30

Stock options to purchase 187,000 shares of common stock were outstanding for the three month period ended November 30, 2002, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods and thus the options would be antidilutive.

Note 4 – Stock Based Compensation

The Company grants stock options to its employees and directors.  Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant.  The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148). The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Other than grants to non employee directors, the Company has not granted stock options to non employees.

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

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Three Months Ended November 30,
	2003	2002

Net income, as reported	$412,968	$1,241,923
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(206,758)	(311,111)

Net income, pro forma	$206,210	$930,812

Net income per share - as reported
Basic	$0.10	$0.31
Diluted	$0.10	$0.30

Net income per share - pro forma
Basic	$0.05	$0.23
Diluted	$0.05	$0.22

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2003.  There have been no option grants during fiscal 2004.

2003

Expected Dividend yield	3.0%
Expected life	5 years
Expected volatility	137%
Risk-free interest rate	3.0%

Note 5 – Sale of Subsidiary

On December 10, 2003, the Company sold its Sunburst Electronics Manufacturing Solutions, Inc. subsidiary (“Sunburst”).  Sunburst is located in West Bridgewater, MA and was sold to the Edward L. Chase Revocable Trust (the “Trust”) in exchange for shares of Chase common stock that were held by the Trust.  The closing date of the transaction was December 10, 2003 with an effective date for accounting purposes of December 1, 2003.  The total purchase price of $3,000,000 consisted of 230,000 shares of Chase common stock based on its average closing price over the 20 trading days ending December 5, 2003 (the “Average Closing Price”).  Concurrent with this transaction, Chase also purchased 250,000 shares of common stock held by the Trust at the Average Closing Price, having an aggregate purchase price of approximately $3,255,000.  These shares, totaling 480,000, were recorded as treasury stock by the Company.  The Trust is the Company’s largest single shareholder and holds approximately 995,000 shares of the Company’s common stock subsequent to this transaction.  Andrew Chase, President of Sunburst, is the son of Edward L. Chase (deceased), the brother of Peter R. Chase (President and CEO of the Company) and a Trustee of the Trust.

Additionally, a voting agreement dated December 26, 2002 between Chase and the Trust has been amended and extended through 2013 in exchange for consideration of $200,000 paid by Chase to the Trust.  Pursuant to the voting agreement, the Trustees have agreed to vote for the nominees for director of the Company, as approved from time to time by the Company’s Nominating Committee, through the annual meeting in January 2013.  The voting agreement requires that Andrew Chase be elected a director of the Company, unless the Trust designates a different person as its representative.

As further security for Sunburst’s obligations under a Revolving Demand Line of Credit Agreement in the principal amount of $2,000,000 between Sunburst and Citizens Bank of Massachusetts (“Lender”), Chase has executed and delivered to the Lender a cash collateral agreement and limited guaranty dated December 2, 2003.  The limited guaranty is limited to the repayment of no more than $500,000 towards the outstanding guaranteed obligations of Sunburst.  Furthermore, the limited guaranty shall expire and be deemed automatically released by Lender two years after the date of the Guaranty (the “Expiration Date”), provided that prior to the Expiration Date Sunburst has not failed to repay the Loan after demand has been made for repayment by Lender.

The terms and conditions of the transactions between Chase and the Trust, including, without limitation, the purchase price for Sunburst, were determined through arm’s-length negotiations between Chase and the Trust.  The transaction was reviewed and approved by an independent committee of the Chase Board of Directors following receipt of a valuation and fairness opinion completed by an independent third party valuation firm.

The sale of Sunburst resulted in an accounting charge of $579,182, recorded in the first quarter of fiscal 2004, representing the write down of the book value of the Sunburst business to its current market value, as required by generally accepted accounting principles.

Chase and Sunburst have also entered into an agreement whereby Chase will lease to Sunburst, for a term of thirty six months at a base rent of approximately $11,900 per month, the building and land currently being occupied by Sunburst.  At the end of the lease term, Sunburst maintains an option to purchase the building and land at its fair market value.  Chase and Sunburst have also agreed, for a term of two years, to a mutual confidentiality, non disclosure and non solicitation agreement concerning Chase and Sunburst customers, suppliers and employees.

The following table summarizes certain financial information about Sunburst and Chase for the three months ended November 30, 2003 and 2002.

	Chase Corporation Consolidated	Sunburst Electronic Manufacturing	Chase Corporation Excluding Sunburst

Three Months Ended November 30, 2003
Revenue	$22,287,621	$2,548,583	$19,739,038
Income before income taxes and minority interest	1,809,669	(460,554)	2,270,223
Loss on impairment of goodwill	(579,182)	(579,182)	—
Income before income taxes and minority interest excluding loss on impairment of goodwill	2,388,851	118,628	2,270,223

As of November 30, 2003
Identifiable assets	$57,770,119	$4,782,086	$52,988,033

Three Months Ended November 30, 2002
Revenue	17,977,281	2,228,089	15,749,192
Income before income taxes and minority interest	1,999,823	72,200	1,927,623

As of August 31, 2003
Identifiable assets	$57,733,875	$4,438,112	$53,295,763

Note 6 – Goodwill and Other Intangibles

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit.  These reporting units are also reportable segments (see Note 7).  As discussed in Note 5, the Company recorded a $579,182 charge related to the impairment of goodwill as a result of its sale of Sunburst.  Goodwill related to Sunburst, having a book value of $1,412,125, was written down to its fair value of $832,943, which was realized upon the December 10, 2003 sale of Sunburst.  The changes in carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated

Balance at August 31, 2003	$1,170,718	$7,411,013	$8,581,731
Impairment of goodwill	—	(579,182)	(579,182)
Balance at November 30, 2003	$1,170,718	$6,831,831	$8,002,549

The Company evaluates the possible impairment of goodwill annually each fourth quarter, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at November 30, 2003 and August 31, 2003:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
November 30, 2003
Patents and agreements	15.5 years	$1,629,109	$1,110,744	$518,365

August 31, 2003
Patents and agreements	15.5 years	$1,629,109	$1,086,819	$542,290

In addition to the patents and agreements summarized above, the Company also has a corporate trademark with a carrying value of $11,615 and an indefinite life.

Amortization expense related to intangible assets for the three months ended November 30, 2003 and 2002 was $23,925 and $24,323, respectively.  Estimated amortization expense for the remainder of fiscal year 2004 and each of the five succeeding fiscal years is as follows:

Year ending August 31,
2004 (remaining 9 months)	$73,122
2005	96,060
2006	93,897
2007	93,897
2008	93,897
2009	67,492

$518,365

Note 7 – Segment Information

The Company operates in two business segments, a Specialized Manufacturing segment, consisting of protective coatings and tapes, and an Electronic Manufacturing Services segment.  Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services.  Electronic Manufacturing Services include printed circuit board and electro-mechanical assembly services for the electronics industry.  The Company evaluates segment performance based upon operating profit or loss.

The following table summarizes information about the Company’s reportable segments:

	Specialized Manufacturing	Electronic Manufacturing Services		Corporate and Common Costs	Total

Three Months Ended November 30, 2003
Revenue	$16,304,992	$5,982,629		$—	$22,287,621
Income before income taxes and minority interest	2,979,200	(47,964	)*	(1,121,567)	1,809,669

As of November 30, 2003
Identifiable assets	32,808,189	14,958,274		10,003,656	57,770,119

Three Months Ended November 30, 2002
Revenue	$13,353,281	$4,624,000		$—	$17,977,281
Income before income taxes and minority interest	2,707,823	256,000		(964,000)	1,999,823

As of August 31, 2003
Identifiable assets	30,784,699	17,521,618		9,427,558	57,733,875

* Includes loss on impairment of goodwill of $579,182

Note 8 – Investment in Joint Venture

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc., (“SGI”) with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  Chase Corporation owns a 42% interest in the joint venture as of November 30, 2003 and August 31, 2003.

In accordance with the Company’s accounting policies, the carrying value of this asset is reviewed periodically to determine if an impairment exists.  In the three months ended November 30, 2003, an impairment of $500,000 related to the Company’s investment in SGI was recorded due to changes in SGI’s projected future cash flows as a result of delays in distributing a key product.  Additionally, there are increased competitive pressures in the market resulting from the merger between a competitor and a significant customer of SGI during the Company’s first quarter.  This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

Note 9 – Income Taxes

The effective income tax rate for fiscal year 2003 was approximately 33%.  In fiscal 2004, the loss on minority interest and impairment of goodwill are treated as capital loss carryforwards for income taxes and will be used to offset capital gains generated by the Company in future periods.  These capital loss carryforwards will expire in 2008.  As of November 30, 2003, management concluded that it is more likely than not that the Company will not realize the benefit of these capital loss carryforwards and recorded a full valuation allowance against the deferred tax assets related to these loss carryforwards.  Accordingly, the Company’s annual fiscal 2004 effective income tax rate will reflect these items in the form of a higher effective tax rate compared to prior year periods.

Note 10 – Commitments and Contingencies

From time to time the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material impact on its financial position or results of operations.

In 2003, the Company was a defendant in six personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in the Company’s products.  Of these lawsuits, four were pending in Mississippi, one was pending in Texas and one was pending in Ohio.  The Company has been dismissed without prejudice from two of the cases in Mississippi and the one in Texas.  The case in Ohio has been stayed as to the Company for six months (until approximately 2004) and the Company is in discussions with respect to dismissal without prejudice from another one of the cases in Mississippi.  This leaves only one active case against the Company, which was filed in Mississippi on August 14, 2003 on behalf of 50 plaintiffs.  The Company’s insurer had assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed until that insurer was liquidated in May 2003.  The Company is now working to confirm coverage under the appropriate state guaranty funds.  Although the Company cannot predict whether or how any of these claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

Note 11 – Recent Accounting Pronouncements

In October 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”.  FIN 46-6 deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and nonregistered investment companies.  For interests held by a public entity in a variable interest entity created before February 1, 2003, a public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following conditions apply: (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46.  The Company is still assessing the impact that FIN 46-6 will have on its financial position and results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”).  This Interpretation, which replaces FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company is still assessing the impact that FIN 46R will have on its financial position and results of operations.

Note 12 – Subsequent Events

Effective December 1, 2003, the Company acquired the assets of Paper Tyger, LLC, headquartered in Middlefield, Connecticut.  Paper Tyger, LLC (“Paper Tyger”) is a manufacturer and marketer of laminated, durable papers produced with patented technology.  Paper Tyger’s products, marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries.  Chase Corporation currently performs laminating services for Paper Tyger at its facility in Webster, Massachusetts.  The total purchase price for this acquisition was approximately $700,000.  The accounting for this acquisition was effective on December 1, 2003 and will be included in the Company’s quarter ended February 29, 2004.  Cash was provided through operating cash and borrowings under the Company’s credit facility.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2003.

Results of Operations

Summary Segment Information (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest	%
Three Months Ended November 30, 2003
Specialized Manufacturing	$16,305	$2,979	18%
Electronic Manufacturing Services	5,983	(48)*	(1)
	$22,288	2,931	13
Less common costs		(1,121)
Income before income taxes and minority interest		$1,810

Three Months Ended November 30, 2002
Specialized Manufacturing	$13,353	$2,708	20%
Electronic Manufacturing Services	4,624	256	6
	$17,977	2,964	16
Less common costs		(964)
Income before income taxes and minority interest		$2,000

* Includes loss on impairment of goodwill of $579,182

Revenue

Revenue increased $4,311,000 or 24% to $22,288,000 in the first three months of fiscal 2004 compared to $17,977,000 in the same period in fiscal 2003.  In the three months ended November 30, 2003, the Company had strong sales from its Specialized Manufacturing segment including revenues generated from Chase Facile which was acquired in the second quarter of fiscal 2003 and was not part of the prior year first quarter. The Electronic Manufacturing Services (“EMS”) segment also improved upon prior year results as that market continues to rebound from the economic downturn suffered in 2001 and 2002.  The Company’s revenues will be negatively impacted by the December 2003 sale of Sunburst; however this will be offset by a positive impact from the acquisition of Paper Tyger and continued improvement in the remainder of the Electronic Manufacturing Segment and the Company’s diversification within the Specialized Manufacturing Segment.  The Company will also continue to look for potential investment opportunities that can benefit the Company in the future.

Cost of Products and Services Sold

The costs of products and services sold increased $3,670,000 or 30% to $15,955,000 in the three months ended November 30, 2003, compared to $12,285,000 in the same period in fiscal 2003.  The majority of this increase is in line with the 24% increase in revenue.   As a percent of sales, cost of products and services sold increased to 72% in fiscal 2004 from 68% in the same period in 2003.   A change in product mix coupled with increases in raw material costs accounted for the remainder of the increase in cost of products and services sold.  Additionally, the EMS segment has a higher cost of materials than our more traditional products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $251,000 or 7% to $3,881,000 in the three months ended November 30, 2003 compared to $3,630,000 in the same period in fiscal 2003. The increase in the current quarter relates primarily to salary and benefits, including health care costs as well as costs associated with Chase Facile, which was acquired after the first quarter of fiscal 2003.  The Company has also invested in certain personnel that it believes are required to support continued growth.  Last year the Company was more focused on cost containment as we moved through a difficult economic cycle.  The Company will continue to be focused on cost containment while maintaining and improving the quality of its products and services to the marketplace.

Other Costs and Expenses

Interest expense was $73,000 in the three months ended November 30, 2003 compared to $95,000 in the same period in fiscal 2003.  The decrease is a direct result of a reduction in interest rates and the Company’s ability to reduce overall debt balances through payments from operating cash. The Company continues to receive the benefits from low borrowing rates from its financial institutions.

As discussed in the Notes of the Company’s consolidated financial statements, the Company recorded a $579,000 charge related to the impairment of goodwill as a result of its sale of Sunburst.  Goodwill related to Sunburst, having a book value of $1,412,000, was written down to its fair value of $833,000, which was realized upon the December 10, 2003 sale of Sunburst.  The accounting for the sale of Sunburst will be effective on December 1, 2003 and will be included in the Company’s quarter ended February 29, 2004.

The income (loss) from minority interest relates to a 42% equity position in the Stewart Group, Inc., (“SGI”), Toronto, Canada.  In fiscal 1995, the Company formed a joint venture, SGI with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  The business focus is geared toward the telecom market and the Company anticipates continued market difficulty during fiscal 2004.

In accordance with the Company’s accounting policies, the carrying value of this asset is reviewed periodically to determine if an impairment exists.  In the three months ended November 30, 2003, an impairment of $500,000 related to the Company’s investment in SGI was recorded due to changes in SGI’s projected future cash flows as a result of delays in distributing a key product.  Additionally, there are increased competitive pressures in the market resulting from the merger between a competitor and a significant customer of SGI during the Company’s first quarter.  This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

Income Taxes

The effective income tax rate for fiscal year 2003 was approximately 33%.  In fiscal 2004, the loss on minority interest and impairment of goodwill are treated as capital loss carryforwards for income taxes and will be used to offset capital gains generated by the Company in future periods.  These capital loss carryforwards will expire in 2008.  As of November 30, 2003, management concluded that it is more likely than not that the Company will not realize the benefit of these capital loss carryforwards and recorded a full valuation allowance against the deferred tax assets related to these loss carryforwards.  Accordingly, the Company’s annual fiscal 2004 effective income tax rate will reflect these items in the form of a higher effective tax rate compared to prior year periods.

Net Income and Income Before Minority Interest

Income before minority interest decreased 29% in the three months ended November 30, 2003 compared to the same period in the prior year.  Excluding the $579,000 loss on impairment of goodwill related to Sunburst, income before minority interest increased 15% in the current quarter compared to the prior year first quarter.  This increase was a direct result of increased revenues offset by continued pressure on profit margins as discussed above.

Net income recorded in the three months ended November 30, 2003 decreased 67% compared to the first quarter in fiscal 2003 and is a direct result of a two significant non-recurring charges recorded in the current quarter.  The loss on impairment of unconsolidated joint venture represented a loss of $500,000 in the current period.   The impairment charges discussed above had a negative impact of $1,079,000 on the Company’s net income in the current quarter.

Liquidity and Sources of Capital

At November 30, 2003, the Company’s cash balance increased $514,000 to $681,000 from $167,000 at August 31, 2003.  The change in cash was primarily a result of cash flow provided by operations offset by capital expenditures, and principal payments on debt.

Cash flow generated from operations was $2,380,000 for the three months ended November 30, 2003 compared to $1,474,000 during the three month period ended November 30, 2002.  Cash provided by operations during fiscal 2004 was primarily due to operating income and an increase in accounts payable offset by increased inventory and prepaid expense balances.  Additionally, there were two significant non-cash charges related to the loss on impairment of unconsolidated joint venture and impairment of goodwill.

The ratio of current assets to current liabilities was 1.8 as of November 30, 2003 compared to 1.9 as of August 31, 2003.

Cash flow used in investing activities was primarily due to purchases of property, plant and equipment of $314,000 and increased investments in cash surrender value life insurance policies.

Cash flow used in financing activities was primarily due to payments on long-term debt and net payments on the Company’s line of credit.

On December 3, 2003, the Company paid a cash dividend totaling $1,255,000 on the its common stock.  The cash dividend of $0.31 per share was paid to shareholders of record on October 31, 2003 and is included in accrued expenses as of November 30, 2003.

The Company had $4.7 million in available credit at November 30, 2003 under its credit arrangements with its primary bank and plans to utilize this means to help finance its needs in fiscal 2004. In December 2003, the Company increased its total available credit from a maximum of $6 million to $7 million.

The Company anticipates an increase in long-term debt in fiscal 2004 as a result of the Company’s December 2003 purchase of 250,000 shares of common stock, having an aggregate purchase price of approximately $3,255,000, held by the Edward L. Chase Revocable Trust. This will be offset by continued payments on existing debt balances.

Current financial resources and anticipated funds from operations are expected to be adequate to meet planned operating, investing and financing activities for at least the next twelve months.

Recently Issued Accounting Standards

In October 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”.  FIN 46-6 deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and nonregistered investment companies.  For interests held by a public entity in a variable interest entity created before February 1, 2003, a public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following conditions apply: (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46.  The Company is still assessing the impact that FIN 46-6 will have on its financial position and results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”).  This Interpretation, which replaces FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company is still assessing the impact that FIN 46R will have on its financial position and results of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

The Company limits the amount of credit exposure to any one issuer. At November 30, 2003 all of the Company’s funds were in demand deposit accounts.  If the Company places its funds in other than demand deposit accounts it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The Company does not use derivative financial instruments for speculative or trading purposes.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material impact on its financial position or results of operations.

In 2003, the Company was a defendant in six personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in the Company’s products.  Of these lawsuits, four were pending in Mississippi, one was pending in Texas and one was pending in Ohio.  The Company has been dismissed without prejudice from two of the cases in Mississippi and the one in Texas.  The case in Ohio has been stayed as to the Company for six months (until approximately 2004) and the Company is in discussions with respect to dismissal without prejudice from another one of the cases in Mississippi.  This leaves only one active case against the Company, which was filed in Mississippi on August 14, 2003 on behalf of 50 plaintiffs.  The Company’s insurer had assumed defense of these claims subject to reservation of its rights as to coverage for any underlying liability assessed until that insurer was liquidated in May 2003.  The Company is now working to confirm coverage under the appropriate state guaranty funds.  Although the Company cannot predict whether or how any of these claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Stock Purchase Agreement by and among The Edward L. Chase Revocable Trust and Chase Corporation Dated as of December 10, 2003 (A)
10.2	Voting Agreement Amendment (A)
10.3	Lease (A)
10.4	Limited Guaranty (A)
10.5	Cash Collateral Agreement (A)
16	Letter from Livingston & Haynes P.C. regarding change in certifying accountant, dated December 17, 2003 (B)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(A)	Incorporated by reference to Chase Corporation’s Current Report on Form 8-K filed on December 29, 2003
(B)	Incorporated by reference to Chase Corporation’s Current Report on Form 8-K filed on December 19, 2003

(b) Reports on Form 8-K

On October 15, 2003, the Company filed a Current Report on Form 8-K containing the press release relating to the Company’s financial results for the year ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: January 12, 2004	By:	/s/ Peter R. Chase
Peter R. Chase, President and
Chief Executive Officer

Dated: January 12, 2004	By:	/s/ Everett Chadwick
Everett Chadwick
Treasurer and Chief Financial Officer