Form 10-Q
period 2004-02-29
CHASE CORP
filed 2004-04-14
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 29, 2004

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

Common Shares Outstanding as of March 31, 2004 was 3,668,480.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 29, 2004

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 29, 2004	August 31, 2003
ASSETS
Current Assets:
Cash	$222,265	$166,562
Restricted Cash	500,000	—
Accounts receivable, less allowance for doubtful accounts of $510,477 and $324,627	12,099,450	12,271,719
Inventories	10,243,083	10,670,520
Prepaid expenses and other current assets	710,798	426,537
Deferred income taxes	223,790	223,790
Total current assets	23,999,386	23,759,128

Property, plant and equipment, net	17,798,893	17,317,212

Other Assets
Goodwill	8,221,222	8,581,731
Patents, agreements and trademarks, less amortization of $1,139,671 and $1,086,819	737,577	553,905
Cash surrender value of life insurance, net	4,140,832	4,779,311
Deferred tax assets	412,125	412,125
Investment in joint venture	758,054	1,284,595
Restricted investments	1,213,689	1,037,118
Other assets	10,100	8,750
	$57,291,878	$57,733,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$4,979,438	$5,246,462
Notes payable to bank	133,956	1,476,157
Accrued payroll and other compensation	876,220	1,395,392
Accrued expenses	723,434	649,342
Accrued pension expense - current	547,356	547,356
Income taxes payable	369,843	781,413
Current portion of long-term debt	3,277,096	2,359,549
Total current liabilities	10,907,343	12,455,671

Long-term debt, less current portion	11,605,579	6,005,172
Deferred compensation	1,213,689	1,037,118
Accrued pension expense	964,460	626,416

Commitments and Contingencies (Note 12)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common Stock, $.10 par value: Authorized 10,000,000 shares; 5,237,470 and 5,135,901 issued; 3,668,480 and 4,047,317 outstanding	523,747	513,590
Additional paid-in capital	5,291,361	4,342,224
Treasury Stock, at cost, 1,568,990 and 1,088,584 shares of common stock	(10,942,690)	(4,687,565)
Accumulated other comprehensive income (loss)	(126,737)	(151,014)
Retained earnings	37,855,126	37,592,263
Total stockholders’ equity	32,600,807	37,609,498
Total liabilities and stockholders’ equity	$57,291,878	$57,733,875

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Revenue
Sales	$19,564,514	$15,718,210	$41,612,165	$33,507,862
Royalty, commissions and other income	312,468	203,890	552,438	391,519
	19,876,982	15,922,100	42,164,603	33,899,381
Costs and Expenses
Cost of products and services sold	14,030,333	11,126,003	29,985,056	23,410,952
Selling, general and administrative expenses	4,024,002	3,304,574	7,904,745	6,934,303
Loss on impairment of goodwill	—	—	579,182	—

	1,822,647	1,491,523	3,695,620	3,554,126

Interest (expense)	(101,690)	(101,226)	(174,510)	(196,132)
Other income (expense)	51,980	17,341	61,496	49,467

Income before income taxes and minority interest	1,772,937	1,407,638	3,582,606	3,407,461

Income taxes	655,700	474,200	1,539,900	1,167,100

Income before minority interest	1,117,237	933,438	2,042,706	2,240,361

Loss on impairment of unconsolidated joint venture	—	—	(500,000)	—
Income (loss) from unconsolidated joint venture	(12,501)	(10,000)	(25,002)	(75,000)

Net income	$1,104,736	$923,438	$1,517,704	$2,165,361

Net income per common and common equivalent share
Basic	$0.30	$0.23	$0.39	$0.54
Diluted	$0.28	$0.22	$0.36	$0.52

Weighted average shares outstanding
Basic	3,665,353	4,047,317	3,857,480	4,047,317
Diluted	3,973,039	4,159,087	4,158,474	4,151,677

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED FEBRUARY 29, 2004

(UNAUDITED)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (loss)

	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount

Balance at August 31, 2003	5,135,901	$513,590	$4,342,224	1,088,584	$(4,687,565)	$(151,014)	$37,592,263	$37,609,498

Exercise of stock options	101,569	10,157	691,556					701,713

Stock based compensation			49,213					49,213

Tax benefit from exercise of stock options			208,368					208,368

Acquisition of Treasury Stock (Note 5)				480,406	(6,255,125)			(6,255,125)

Cash dividend paid , $.31 per share							(1,254,841)	(1,254,841)

Currency translation adjustment						24,277		24,277	24,277

Net income							1,517,704	1,517,704	1,517,704

Comprehensive income									$1,541,981
Balance at February 29, 2004	5,237,470	$523,747	$5,291,361	1,568,990	$(10,942,690)	$(126,737)	$37,855,126	$32,600,807

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 29, 2004	February 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,517,704	$2,165,361
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from unconsolidated joint venture	25,002	75,000
Loss on impairment of unconsolidated joint venture	500,000	—
Loss on sale of equipment	73,860	—
Loss on impairment of goodwill	579,182	—
Depreciation	1,121,178	983,472
Amortization	52,852	48,645
Provision for losses on trade receivables	232,044	182,598
Stock issued for compensation	49,213	49,224
Tax benefit from exercise of stock options	208,368	—
Deferred taxes	—	(170,951)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,084,564)	881,581
Inventories	(1,350,115)	253,845
Prepaid expenses & other assets	(285,611)	(266,604)
Accounts payable	26,711	(699,532)
Accrued expenses	(13,831)	84,935
Income taxes payable	(411,570)	1,054,734
Deferred compensation	176,571	—
Net cash provided by operating activities	1,416,994	4,642,308

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,858,375)	(308,808)
Purchases of intangible assets	(200,000)	—
Payments for acquisitions, net of cash acquired	(667,000)	(5,032,000)
Restricted cash	(500,000)	—
Proceeds from sale of equipment	15,000	—
Investment in restricted investments	(176,571)	—
Investment in minority interests	1,539	—
Decrease (increase) in net cash surrender value of life insurance	638,479	(264,112)
Net cash (used in) investing activities	(3,746,928)	(5,604,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt	14,696,446	7,600,000
Payments of principal on debt	(8,040,357)	(5,071,359)
Net (payments) under line-of-credit	(462,199)	(57,015)
Dividend paid	(1,254,841)	(1,092,925)
Exercise of common stock options	701,713	—
Repurchase of common stock	(3,255,125)	—
Net cash provided by financing activities	2,385,637	1,378,701

INCREASE IN CASH	55,703	416,089

CASH, BEGINNING OF PERIOD	166,562	329,084

CASH, END OF PERIOD	$222,265	$745,173

See note 9 for supplemental cash flow information including non-cash financing and investing activities

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of February 29, 2004, and the results of operations and cash flows for the interim periods ended February 29, 2004 and February 28, 2003 and changes in stockholders’ equity for the interim period ended February 29, 2004.

The financial statements of the Company include the accounts of its divisions and subsidiaries.

The results of operations for the interim periods ended February 29, 2004 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2003 which are contained in Chase Corporation’s Annual Report on Form 10-K.  Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Note 2 - Inventories

Inventories consist of the following:

	February 29, 2004	August 31, 2003
Inventories
Raw materials	$5,119,190	$5,532,922
Finished and in process	5,123,893	5,137,598

Total Inventories	$10,243,083	$10,670,520

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Net income	$1,104,736	$923,438	$1,517,704	$2,165,361

Weighted average common shares outstanding	3,665,353	4,047,317	3,857,480	4,047,317
Additional dilutive common stock equivalents	307,686	111,770	300,994	104,360
Diluted shares outstanding	3,973,039	4,159,087	4,158,474	4,151,677

Net income per share - Basic	$0.30	$0.23	$0.39	$0.54
Net income per share - Diluted	$0.28	$0.22	$0.36	$0.52

Stock options to purchase 70,106 and 384,152 shares of common stock were outstanding for the three and six month periods ended February 28, 2003, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods and thus the options would be antidilutive.

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

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Net income, as reported	$1,104,736	$923,438	$1,517,704	$2,165,361
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(409,945)	(311,111)	(616,703)	(622,222)

Net income, pro forma	$694,791	$612,327	$901,001	$1,543,139

Net income per share - as reported
Basic	$0.30	$0.23	$0.39	$0.54
Diluted	$0.28	$0.22	$0.36	$0.52

Net income per share - pro forma
Basic	$0.19	$0.15	$0.23	$0.38
Diluted	$0.17	$0.15	$0.22	$0.37

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2003.  There have been no option grants during fiscal 2004.

2003

Expected Dividend yield	3.0%
Expected life	5 years
Expected volatility	137.0%
Risk-free interest rate	3.0%

Note 5 – Sale of Subsidiary to Related Party

On December 10, 2003, the Company sold its Sunburst Electronics Manufacturing Solutions, Inc. subsidiary (“Sunburst”).  Sunburst is located in West Bridgewater, MA and was sold to the Edward L. Chase Revocable Trust (the “Trust”) in exchange for shares of Chase common stock that were held by the Trust.  The closing date of the transaction was December 10, 2003 with an effective date for accounting purposes of December 1, 2003.  The total purchase price of $3,000,000 consisted of 230,406 shares of Chase common stock based on its average closing price over the 20 trading days ending December 5, 2003 (the “Average Closing Price”).  Concurrent with this transaction, Chase also purchased 250,000 shares of common stock held by the Trust at the Average Closing Price, having an aggregate purchase price of $3,255,125.  The payment for these shares was funded using the Company’s credit facility.  These shares, totaling 480,406, were recorded as treasury stock by the Company.  The Trust is the Company’s largest single shareholder and holds approximately 995,000 shares of the Company’s common stock subsequent to this transaction.  Andrew Chase, President of Sunburst, is the son of Edward L. Chase (deceased), the brother of Peter R. Chase (President and CEO of the Company) and a Trustee of the Trust.

Additionally, a voting agreement dated December 26, 2002 between Chase and the Trust was amended and extended through 2013 in exchange for consideration of $200,000 paid by Chase to the Trust.  Pursuant to the voting agreement, the Trustees have agreed to vote for the nominees for director of the Company, as approved from time to time by the Company’s Nominating Committee, through the annual meeting in January 2013.  The voting agreement requires that Andrew Chase be elected a director of the Company, unless the Trust designates a different person as its representative.  The voting agreement has been capitalized as an intangible asset and is being amortized over its ten year useful life.

As further security for Sunburst’s obligations under a Revolving Demand Line of Credit Agreement in the principal amount of $2,000,000 between Sunburst and Citizens Bank of Massachusetts (“Lender”), Chase has executed and delivered to the Lender a cash collateral agreement and limited guaranty dated December 2, 2003.  The limited guaranty is limited to the repayment of no more than $500,000 towards the outstanding guaranteed obligations of Sunburst in the event that the liquidation of Sunburst’s assets does not provide sufficient funds to pay off outstanding guaranteed amounts.  Furthermore, the limited guaranty shall expire and be deemed automatically released by Lender two years after the date of the Guaranty (the “Expiration Date”), provided that prior to the Expiration Date Sunburst has not failed to repay the Loan after demand has been made for repayment by Lender.  The $500,000 cash collateral related to the limited guaranty is being held on deposit by the Lender and is classified as restricted cash on the Company’s balance sheet.

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

The sale of Sunburst resulted in an accounting charge of $579,182, recorded in the first quarter of fiscal 2004, representing the write down of the book value of the Sunburst business to its current market value as required by generally accepted accounting principles.

Chase and Sunburst have also entered into an agreement whereby Chase will lease to Sunburst, for a term of thirty six months at a base rent of $11,900 per month, which approximates fair value, the building and land currently being occupied by Sunburst.  At the end of the lease term, Sunburst maintains an option to purchase the building and land at its fair market value.  Chase and Sunburst have also agreed, for a term of two years, to a mutual confidentiality, non-disclosure and non-solicitation agreement concerning Chase and Sunburst customers, suppliers and employees.

The following table summarizes certain financial information about Sunburst included in the Company’s consolidated results for the six months ended February 29, 2004 and February 28, 2003.

	Chase Corporation Consolidated	Sunburst Electronic Manufacturing Solutions, Inc.	Chase Corporation Excluding Sunburst

Six Months Ended February 29, 2004
Revenue	$42,164,603	$2,548,583	$39,616,020
Income before income taxes and minority interest	3,582,606	(460,554)	4,043,160
Loss on impairment of goodwill	(579,182)	(579,182)	—
Income before income taxes and minority interest excluding loss on impairment of goodwill	4,161,788	118,628	4,043,160

As of February 29, 2004
Identifiable assets	$57,291,878	$—	$57,291,878

Six Months Ended February 28, 2003
Revenue	33,899,381	4,224,997	29,674,384
Income before income taxes and minority interest	3,407,461	38,285	3,369,176

As of August 31, 2003
Identifiable assets	$57,733,875	$4,438,112	$53,295,763

Note 6 – Segment Information

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004		February 28, 2003

Revenues from external customers
Specialized Manufacturing	$15,832,028	$12,046,100	$32,137,020		$25,399,381
Electronic Manufacturing Services	4,044,954	3,876,000	10,027,583		8,500,000

Total	$19,876,982	$15,922,100	$42,164,603		$33,899,381

Income before income taxes and minority interest
Specialized Manufacturing	$2,275,808	$2,133,638	$5,255,008		$4,841,461
Electronic Manufacturing Services	748,667	130,000	700,703	*	386,000
Corporate and Common Costs	(1,251,538)	(856,000)	(2,373,105)		(1,820,000)

Total	$1,772,937	$1,407,638	$3,582,606		$3,407,461

		February 29, 2004	August 31, 2003
Identifiable assets
Specialized Manufacturing		$35,374,742	$30,784,699
Electronic Manufacturing Services		10,911,948	17,521,618
Corporate and Common Costs		11,005,188	9,427,558

Total		$57,291,878	$57,733,875

* Includes loss on impairment of goodwill of $579,182

Note 7 – Goodwill and Other Intangibles

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit.  These reporting units are also reportable segments (see Note 6).  As discussed in Note 5, the Company recorded a $579,182 charge related to the impairment of goodwill as a result of its sale of Sunburst.  Goodwill related to Sunburst, having a book value of $1,412,125, was written down to its fair value of $832,943.  The adjusted fair value was realized upon the December 10, 2003 sale of Sunburst and the remaining goodwill related to Sunburst was eliminated from the Company’s consolidated balance sheet as part of the accounting for the sale of Sunburst.  The changes in carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated

Balance at August 31, 2003	$1,170,718	$7,411,013	$8,581,731
Impairment of goodwill	—	(579,182)	(579,182)
Eliminate goodwill related to Sunburst	—	(832,943)	(832,943)
Acquisition of Paper Tyger	1,051,616	—	1,051,616
Balance at February 29, 2004	$2,222,334	$5,998,888	$8,221,222

The Company evaluates the possible impairment of goodwill annually each fourth quarter, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at February 29, 2004 and August 31, 2003:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
February 29, 2004
Patents and agreements	14.9 years	1,829,109	1,139,671	689,438

August 31, 2003
Patents and agreements	15.5 years	1,629,109	1,086,819	542,290

In addition to the patents and agreements summarized above, as of February 29, 2004 the Company also has a corporate trademark and a trademark related to Paper Tyger with indefinite lives and carrying value of $11,615 and $36,524, respectively.

Amortization expense related to intangible assets for the six months ended February 29, 2004 and February 28, 2003 was $52,852 and $48,645, respectively.  Estimated amortization expense for the remainder of fiscal year 2004 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2004 (remaining 6 months)	$58,748
2005	116,060
2006	113,897
2007	113,897
2008	113,897
2009	87,492

$603,991

Note 8 – Investment in Joint Venture

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc., (“SGI”) with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  Chase Corporation owns a 42% interest in the joint venture as of February 29, 2004 and August 31, 2003.

In accordance with the Company’s accounting policies, the carrying value of this asset is reviewed periodically to determine if an impairment exists.  In November 2003 (the Company’s first fiscal quarter of 2004), an impairment of $500,000 related to the Company’s investment in SGI was recorded due to changes in SGI’s projected future cash flows as a result of delays in distributing a key product.  Additionally, there are increased competitive pressures in the market resulting from the merger between a competitor and a significant customer of SGI during the Company’s first quarter.  This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

Note 9 – Supplemental Cash Flow Data

Supplemental cash flow information for the six months ended February 29, 2004 and February 28, 2003 is as follows:

	2004	2003
Non-cash Investing and Financing Activities

Acquisition of Paper Tyger
Current assets	262,629
Goodwill and intangible assets	1,088,140
Accounts payable	(672,281)
Acquisition costs	(11,488)
Cash paid through operating cash and increase in long-term debt	(667,000)

Sale of Sunburst Electronic Manufacturing Solutions, Inc. subsidiary
Accounts receivables	(1,053,983)
Inventories	(1,964,793)
Property, plant and equipment	(1,237,127)
Accounts payable and accrued expenses	1,070,709
Notes payable and line of credit	1,018,137
Elimination of goodwill associated with Sunburst	(832,943)
Consideration received in the form of 230,406 shares of Chase Corporation common stock	$3,000,000

Acquisition of certain assets of Facile, Inc.
Accounts receivables		710,603
Inventories		1,154,309
Property, plant and equipment		3,317,088
Acquisition costs		(150,000)
Cash paid through operating cash and increase in long-term debt		$(5,032,000)

Note 10 – Acquisitions

Paper Tyger

In December 2003, the Company acquired the assets of Paper Tyger, LLC, headquartered in Middlefield, Connecticut.  Paper Tyger, LLC (“Paper Tyger”) is a manufacturer and marketer of laminated, durable papers produced with patented technology.  Paper Tyger’s products, marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries.  Chase Corporation currently performs laminating services for Paper Tyger at its facility in Webster, Massachusetts.  The total purchase price for this acquisition was $667,000 with additional contingent payments that might be made by the Company if certain revenue and product margin targets are met with respect to the Paper Tyger products over the next three years.  The accounting for this acquisition was effective on December 1, 2003 and the results of Paper Tyger have been  included in the Company’s quarter ended February 29, 2004.  The purchase price was funded through operating cash and borrowings under the Company’s credit facility.

The preliminary allocation of the purchase price, including direct costs of the acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$262,629
Accounts payable	(672,281)
Acquisition costs	(11,488)
Goodwill and intangible assets	1,088,140
$667,000

Manufacturing Equipment

In January 2004, the Company purchased certain manufacturing equipment totaling $2,460,000. The equipment purchase was financed through an increase in the Company’s long-term debt. The equipment is currently classified as construction in process but will be placed into service during the third fiscal quarter as the Company begins manufacturing operations at a newly leased facility in Taylorsville, North Carolina.  The leased facility comprises approximately 52,000 square feet of manufacturing and warehouse space. The lease term is twenty-four months with rent of $10,023 per month.  This new operating facility will be part of the Company’s Specialized Manufacturing segment.

In January 2004, to finance the purchase of the above manufacturing equipment, the Company entered into a loan agreement in the amount of $2.3 million with Citizen’s Bank of Massachusetts.  The interest rate on the loan is either (i) the Prime Rate or (ii) the LIBOR plus applicable margin as defined in the loan agreement.  The Company may elect either interest rate option upon any interest payment date during the term of the loan.  The Company is required to make interest payments plus payments of principal in the amount of $143,750 each quarter beginning in April 2004.  The loan matures on January 8, 2008 and may be prepaid at any time during the term of the loan.

Note 11 – Income Taxes

The effective income tax rate for fiscal year 2003 was approximately 33%.  In fiscal 2004, the loss on minority interest and impairment of goodwill are treated as capital loss carryforwards for income taxes and will be used to offset capital gains generated by the Company in future periods.  These capital loss carryforwards will expire in 2008.  As of February 29, 2004, management has concluded that it is more likely than not that the Company will not realize the benefit of these capital loss carryforwards and thus the deferred tax assets related to these loss carryforwards is offset by a full valuation allowance.  Accordingly, the Company’s annual fiscal 2004 effective income tax rate will reflect these items in the form of a higher effective rate compared to prior year periods.

Note 12 – Commitments and Contingencies

From time to time the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

As of February 29, 2004, the Company is a defendant in three personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in the Company’s products.  Of these lawsuits, one is pending in California, one in Ohio and one in Mississippi.  The company expects to be voluntarily dismissed from the lawsuit in California by the end of the month.  This leaves two active cases against the Company which was dismissed without prejudice from five such lawsuits in 2003.  The Company’s insurer had assumed defense of asbestos claims against the Company subject to reservation of its rights as to coverage for any underlying liability assessed until that insurer was liquidated in May 2003.  The Company is now working to confirm coverage under the appropriate state guaranty funds.  Although the Company cannot predict whether or how these two claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

In December 2003, the Company was served with a complaint, filed by Tyco International Ltd. alleging that two of its employees had disclosed confidential information and/or trade secrets of their former employer to the Company and that the Company had improperly used that information.  In addition, the complaint alleges that the Company engaged in unfair and deceptive trade practices pursuant to M.G.L. c. 93A.  The Company has denied any wrongdoing and will vigorously defend this matter.  The case is currently in discovery.  Although the Company cannot predict whether or how this complaint will be pursued, management believes that such claim will not have any material financial impact on the Company.

Note 13 – Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”).  This Interpretation, which replaces FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company believes that the impact of adopting FIN 46R will not have a material impact on its financial position and results of operations.

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

Results of Operations

Summary Segment Information (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest	%
Six Months Ended February 29, 2004
Specialized Manufacturing	$32,137	$5,255	16%
Electronic Manufacturing Services	10,028	701 *	7
	$42,165	5,956	14
Less corporate and common costs		(2,373)
Income before income taxes and minority interest		$3,583

Six Months Ended February 28, 2003
Specialized Manufacturing	$25,399	$4,841	19%
Electronic Manufacturing Services	8,500	386	5
	$33,899	5,227	15
Less corporate and common costs		(1,820)
Income before income taxes and minority interest		$3,407

* Includes loss on impairment of goodwill of $579,182

Revenue

Revenue increased $3,955,000 or 25% to $19,877,000 in the quarter ended February 29, 2004 compared to $15,922,000 in the same period in fiscal 2003.  Revenue increased $8,265,000 or 24% to $42,165,000 for the fiscal year to date period ended February 29, 2004 compared to $33,900,000 in the same period in fiscal 2003.  In the three and six months ended February 29, 2004, the Company had strong sales from its Specialized Manufacturing segment including revenues generated from Chase Facile which was acquired in February 2003 and thus only had minimal revenues in three and six months ended February 28, 2003.  Additionally, the Company’s acquisition of Paper Tyger and continued improvement and diversification within the Specialized Manufacturing segment has accounted for the increase in revenues in both the current quarter and year to date period.  The Electronic Manufacturing Services (“EMS”) segment also continues to improve upon prior year results as that market continues to rebound from the economic downturn suffered in 2001 and 2002.  This segment’s revenues were negatively impacted by the December 2003 sale of Sunburst; however this was offset by a significant increase in revenues from the Company’s RWA division which is also part of the EMS segment.

Cost of Products and Services Sold

The costs of products and services sold increased $2,904,000 or 26% to $14,030,000 in the quarter ended February 29, 2004 compared to $11,126,000 in the same period in fiscal 2003.  The costs of products and services sold increased $6,574,000 or 28% to $29,985,000 for the fiscal year to date period ended February 29, 2004 compared to $23,411,000 in the same period in fiscal 2003.  The majority of this increase is a direct result of the Company’s increased revenues as discussed above.   As a percent of revenues, cost of products and services sold increased to 71% for the quarter and fiscal year to date periods ending February 29, 2004 from 70% in the same periods in 2003.   The slight increase in costs of products and services sold as a percentage of revenues is due to a change in product mix coupled with some pricing increases in raw material costs.  The EMS segment has a higher cost of materials than our more traditional products in the Specialized Manufacturing segment which based on their percentage of total revenue in the current versus the prior year negatively impacted gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $719,000 or 22% to $4,024,000 in the quarter ended February 29, 2004 compared to $3,305,000 in the same period in fiscal 2003.  Selling, general and administrative expenses increased $971,000 or 14% to $7,905,000 for the fiscal year to date period ended February 29, 2004 compared to $6,934,000 in the same period in fiscal 2003.  The increase in the current quarter relates primarily to salary and benefits, including health care costs, as well as a full quarter and six months of costs associated with Chase Facile and Paper Tyger, which were acquired late in the second quarter of fiscal 2003 and in the beginning of the current year quarter, respectively.   The Company has also invested in certain personnel that it believes are required to support continued growth.  Last year the Company was more focused on cost containment as we moved through a difficult economic cycle.  The Company will continue to be focused on cost containment while maintaining and improving the quality of its products and services to the marketplace.

Other Costs and Expenses

Interest expense was $102,000 in the quarter ended February 29, 2004 compared to $101,000 in the same period in fiscal 2003.  Interest expense was $175,000 for the fiscal year to date period ended February 29, 2004 compared to $196,000 in the same period in fiscal 2003.  The decrease on a year to date basis is a direct result of the Company’s ability to reduce overall debt balances during the first quarter of fiscal 2004 through payments from operating cash.  The Company’s debt balances increased in the current quarter due to: (a) the repurchase of common stock (b) the acquisition of Paper Tyger and (c) the acquisition of manufacturing equipment located in Taylorsville, North Carolina.   The Company’s debt

will continue to be paid down through operating cash throughout the remainder of fiscal 2004.  The Company continues to receive the benefits from low borrowing rates from its financial institutions.

As discussed in the Notes of the Company’s consolidated financial statements, in the fiscal year to date period ended February 29, 2004, the Company recorded a $579,000 charge related to the impairment of goodwill as a result of its sale of Sunburst.  Goodwill related to Sunburst, having a book value of $1,412,000, was written down to its fair value of $833,000, which was realized upon the December 10, 2003 sale of Sunburst.  The impairment was recorded in the Company’s first fiscal quarter ended November 30, 2003 while the accounting for the sale of Sunburst was effective on December 1, 2003 and was recorded in the second quarter ended February 29, 2004.

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

In accordance with the Company’s accounting policies, the carrying value of this investment in joint venture asset is reviewed periodically to determine if an impairment exists.  In the fiscal year to date period ended February 29, 2004, an impairment of $500,000 related to the Company’s investment in SGI was recorded due to changes in SGI’s projected future cash flows.  This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

Other income in the quarter and fiscal year to date periods ended February 29, 2004 includes $35,700 ($11,900 per month) related to rental income on property (building and land) owned by the Company and leased to Sunburst under a three year rental agreement entered into in conjunction with the Company’s sale of Sunburst.

Income Taxes

The effective income tax rate for fiscal year 2003 was approximately 33%.  In fiscal 2004, the loss on impairment of unconsolidated joint venture and impairment of goodwill are treated as capital loss carryforwards for income tax purposes and will be used to offset capital gains generated by the Company in future periods.  These capital loss carryforwards will expire in 2008.  As of February 29, 2004, management has concluded that it is more likely than not that the Company will not realize the benefit of these capital loss carryforwards and thus the deferred tax assets related to these loss carryforwards is offset by a full valuation allowance.  Accordingly, the Company’s annual fiscal 2004 effective income tax rate will reflect these items in the form of a higher effective rate compared to prior year periods.

Income Before Minority Interest and Net Income

Income before minority interest increased 20% in the quarter ended February 29, 2004 compared to the same period in the prior year.  Income before minority interest decreased 9% in the fiscal year to date period ended February 29, 2004 compared to the same period in the prior year.  Excluding the $579,000 loss on impairment of goodwill related to Sunburst which was recorded in the first quarter of fiscal 2004, income before minority interest increased 17% for the fiscal year to date period ended February 29, 2004 compared to the same period in the prior year.  This increase was a direct result of increased revenues offset by continued pressure on profit margins as discussed above.

Net income recorded in the second quarter ended February 29, 2004 increased 20% compared to the same period in the prior year.  Net income decreased 30% in the year to date period ended February 29, 2004 compared to the same period in the prior year.  The decrease in the fiscal year to date period is a direct result of the two significant non-recurring charges recorded in the first quarter of fiscal 2004.  The impairment of unconsolidated joint venture and impairment of goodwill related to Sunburst accounted for losses of $500,000 and $579,000, respectively.  The impairment charges discussed above had a negative impact of approximately $1,079,000 on the Company’s net income in the year to date period.

Liquidity and Sources of Capital

At February 29, 2004, the Company’s cash balance increased $55,000 to $222,000 from $167,000 at August 31, 2003.  The change in cash was primarily a result of cash flow provided by operations and decrease in cash surrender value life insurance policies offset by capital expenditures (including the $2.4 million in equipment purchased in North Carolina), purchase of Paper Tyger, payment of the cash dividend, repurchase of common stock and principal payments on debt.

Cash flow generated from operations was $1,417,000 for the six months ended February 29, 2004 compared to $4,642,000 during the six month period ended February 28, 2003.  Cash provided by operations during fiscal 2004 was primarily due to operating income offset by increased inventory and accounts receivable balances as well as an increase in restricted cash.  Additionally, there were two significant non-cash charges related to the loss on impairment of an unconsolidated joint venture and impairment of goodwill related to Sunburst.

The ratio of current assets to current liabilities was 2.2 as of February 29, 2004 compared to 1.9 as of August 31, 2003.

Cash flow used in investing activities was primarily due to the asset purchase of Paper Tyger, and the purchases of property, plant and equipment of $2,858,000 offset by a decrease in cash surrender value life insurance policies which was a result of a cash payment received on the policy of one of the Company’s former executives.

Cash flow provided by financing activities was primarily due to cash received from new debt agreements entered into which helped finance the purchase of manufacturing equipment for the Company’s Taylorsville, North Carolina plant; the Paper Tyger acquisition, and cash paid for the repurchase of common stock from the Edward L. Chase Revocable Trust.  This was offset by payments on long-term debt.

On December 3, 2003, the Company paid a cash dividend totaling $1,255,000 on its common stock.  The cash dividend of $0.31 per share was paid to shareholders of record on October 31, 2003.

In December 2003, the Company increased its total available credit from a maximum of $6 million to $7 million. The Company had $2.8 million in available credit at February 29, 2004 under its credit arrangements with its primary bank and expects to utilize this to help finance its needs in fiscal 2004.

Current financial resources and anticipated funds from operations are expected to be adequate to meet planned operating, investing and financing activities for at least the next twelve months.

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”).  This Interpretation, which replaces FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company believes that the impact of adopting FIN 46R will not have a material impact on its financial position and results of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

The Company limits the amount of credit exposure to any one issuer. At February 29, 2004 all of the Company’s funds were in demand deposit accounts.  If the Company places its funds in other than demand deposit accounts it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

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

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

As of February 29, 2004, the Company is a defendant in three personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in the Company’s products.  Of these lawsuits, one is pending in California, one in Ohio and one in Mississippi.  The company expects to be voluntarily dismissed from the lawsuit in California by the end of the month.  This leaves two active cases against the Company which was dismissed without prejudice from five such lawsuits in 2003.  The Company’s insurer had assumed defense of asbestos claims against the Company subject to reservation of its rights as to coverage for any underlying liability assessed until that insurer was liquidated in May 2003.  The Company is now working to confirm coverage under the appropriate state guaranty funds.  Although the Company cannot predict whether or how these two claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

In December 2003, the Company was served with a complaint, filed by Tyco International Ltd. alleging that two of its employees had disclosed confidential information and/or trade secrets of their former employer to the Company and that the Company had improperly used that information.  In addition, the complaint alleges that the Company engaged in unfair and deceptive trade practices pursuant to M.G.L. c. 93A.  The Company has denied any wrongdoing and will vigorously defend this matter.  The case is currently in discovery.  Although the Company cannot predict whether or how this complaint will be pursued, management believes that such complaint will not have any material financial impact on the Company

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

(b) Reports on Form 8-K

On December 19, 2003, the Company filed a Current Report on Form 8-K related to Changes in the Registrant’s Certifying Accountant.  On December 15, 2003, the Board of Directors and the Audit Committee of the Board of Directors of Chase Corporation (the “Company”) dismissed its independent auditors, Livingston & Haynes P.C., and engaged PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending August 31, 2004.

On December 29, 2003, the Company filed a Current Report on Form 8-K containing details of the On December 10, 2003, sale of its Sunburst Electronics Manufacturing Solutions, Inc. subsidiary (“Sunburst”).  Sunburst is located in West Bridgewater, MA and was sold to the Edward L. Chase Revocable Trust (the “Trust”) in exchange for shares of Chase common stock that were held by the Trust.

On January 12, 2004, the Company filed a Current Report on Form 8-K containing the press release relating to the Company’s financial results for the quarter ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 13, 2004	By:	/s/ Peter R. Chase
Peter R. Chase, President and Chief Executive Officer

Dated: April 13, 2004	By:	/s/ Everett Chadwick
Everett Chadwick
Vice President, Finance, Treasurer and Chief Financial Officer