Form 10-Q
period 2004-05-31
CHASE CORP
filed 2004-07-14
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2004

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

Common Shares Outstanding as of June 30, 2004 was 3,751,049.

CHASE CORPORATION
INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2004

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2004	August 31, 2003
ASSETS
Current Assets:
Cash	$188,043	$166,562
Restricted Cash	500,000	—
Accounts receivable, less allowance for doubtful accounts of $246,412 and $324,627	12,243,306	12,271,719
Inventories	11,805,595	10,670,520
Prepaid expenses and other current assets	538,153	426,537
Deferred income taxes	223,790	223,790
Total current assets	25,498,887	23,759,128

Property, plant and equipment, net	17,452,220	17,317,212

Other Assets
Goodwill	8,221,222	8,581,731
Patents, agreements and trademarks, less amortization of $1,188,597 and $1,086,819	700,786	553,905
Cash surrender value of life insurance, net	3,965,256	4,779,311
Deferred tax assets	412,125	412,125
Investment in joint venture	753,886	1,284,595
Restricted investments	1,208,051	1,037,118
Other assets	9,155	8,750
	$58,221,588	$57,733,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$5,463,839	$5,246,462
Notes payable to bank	135,771	1,476,157
Accrued payroll and other compensation	1,264,631	1,395,392
Accrued expenses	613,837	1,430,755
Accrued pension expense - current	391,509	547,356
Current portion of long-term debt	3,377,139	2,359,549
Total current liabilities	11,246,726	12,455,671

Long-term debt, less current portion	10,419,496	6,005,172
Deferred compensation	1,208,051	1,037,118
Accrued pension expense	741,923	626,416

Commitments and Contingencies (Note 12)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common Stock, $.10 par value: Authorized 10,000,000 shares; 5,310,170 and 5,135,901 issued; 3,741,180 and 4,047,317 outstanding	531,017	513,590
Additional paid-in capital	5,915,830	4,342,224
Treasury Stock, at cost, 1,568,990 and 1,088,584 shares of common stock	(10,942,690)	(4,687,565)
Accumulated other comprehensive income (loss)	(127,461)	(151,014)
Retained earnings	39,228,696	37,592,263
Total stockholders’ equity	34,605,392	37,609,498
Total liabilities and stockholders’ equity	$58,221,588	$57,733,875

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003

Revenue
Sales	$21,915,155	$19,253,429	$63,527,320	$52,761,291
Royalty and commissions	286,018	248,466	838,456	639,985

	22,201,173	19,501,895	64,365,776	53,401,276
Costs and Expenses
Cost of products and services sold	15,766,240	13,831,587	45,751,296	37,242,539
Selling, general and administrative expenses	4,140,841	3,733,324	12,045,586	10,667,627
Loss on impairment of goodwill	—	—	579,182	—

	2,294,092	1,936,984	5,989,712	5,491,110

Interest (expense)	(99,171)	(99,050)	(273,681)	(295,182)
Other income (expense)	25,116	—	86,612	49,467

Income before income taxes and minority interest	2,220,037	1,837,934	5,802,643	5,245,395

Income taxes	842,300	600,100	2,382,200	1,767,200

Income before minority interest	1,377,737	1,237,834	3,420,443	3,478,195

Loss on impairment of unconsolidated joint venture	—	—	(500,000)	—
Income (loss) from unconsolidated joint venture	(4,167)	5,000	(29,169)	(70,000)

Net income	$1,373,570	$1,242,834	$2,891,274	$3,408,195

Net income per common and common equivalent share
Basic	$0.37	$0.31	$0.76	$0.84
Diluted	$0.35	$0.30	$0.72	$0.82

Weighted average shares outstanding
Basic	3,678,913	4,047,317	3,795,971	4,047,317
Diluted	3,895,423	4,159,180	4,022,293	4,158,568

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MAY 31, 2004

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (loss)
	Shares	Amount		Shares	Amount

Balance at August 31, 2003	5,135,901	$513,590	$4,342,224	1,088,584	$(4,687,565)	$(151,014)	$37,592,263	$37,609,498
Exercise of stock options	174,269	17,427	1,063,636					1,081,063

Stock based compensation			73,819					73,819

Tax benefit from exercise of stock options			436,151					436,151

Acquisition of Treasury Stock				250,000	(3,255,125)			(3,255,125)

Common stock received for sale of Sunburst				230,406	(3,000,000)			(3,000,000)

Cash dividend paid , $.31 per share							(1,254,841)	(1,254,841)

Currency translation adjustment						23,553		23,553	23,553

Net income							2,891,274	2,891,274	2,891,274

Comprehensive income									$2,914,827
Balance at May 31, 2004	5,310,170	$531,017	$5,915,830	1,568,990	$(10,942,690)	$(127,461)	$39,228,696	$34,605,392

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended May 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,891,274	$3,408,195
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from unconsolidated joint venture	29,169	70,000
Loss on impairment of unconsolidated joint venture	500,000	—
Loss on sale of equipment	73,860	—
Loss on impairment of goodwill	579,182	—
Depreciation	1,754,788	1,614,995
Amortization	101,778	72,967
Provision for losses on trade receivables	232,044	269,600
Stock issued for compensation	73,819	73,830
Tax benefit from exercise of stock options	436,151	—
Deferred taxes	—	412,067
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,182,226)	389,878
Inventories	(2,912,627)	(243,138)
Prepaid expenses & other assets	(112,021)	(98,124)
Accounts payable	511,112	(60,370)
Accrued expenses	(894,814)	640,310
Deferred compensation	170,933	—
Net cash provided by operating activities	2,252,422	6,550,210

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,204,365)	(538,521)
Purchases of intangible assets	(200,000)	—
Payments for acquisitions, net of cash acquired	(667,000)	(5,032,000)
Restricted cash	(500,000)	—
Proceeds from sale of equipment	15,000	—
Investment in restricted investments	(170,933)	—
Distribution from minority interests	1,540	—
Decrease (increase) in net cash surrender value of life insurance, net	814,055	(412,206)
Net cash (used in) investing activities	(3,911,703)	(5,982,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	18,559,321	8,600,000
Payments of principal on debt	(12,989,272)	(8,056,663)
Net (payments) under line-of-credit	(460,384)	(61,169)
Dividend paid	(1,254,841)	(1,092,925)
Proceeds from exercise of common stock options	1,081,063	—
Repurchase of common stock	(3,255,125)	—
Net cash provided by (used in) financing activities	1,680,762	(610,757)

INCREASE IN CASH	21,481	(43,274)

CASH, BEGINNING OF PERIOD	166,562	329,084

CASH, END OF PERIOD	$188,043	$285,810

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items as well as adjustments to reflect the impact of fiscal 2004 non recurring events) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2004, and the results of operations and cash flows for the interim periods ended May 31, 2004 and 2003 and changes in stockholders’ equity for the interim period ended May 31, 2004.

The financial statements of the Company include the accounts of its divisions and subsidiaries.

The results of operations for the interim periods ended May 31, 2004 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2003 which are contained in Chase Corporation’s Annual Report on Form 10-K. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Note 2 - Inventories

Inventories consist of the following:

	May 31, 2004	August 31, 2003

Raw materials	$6,183,738	$5,532,922

Finished and in process	5,621,857	5,137,598

Total Inventories	$11,805,595	$10,670,520

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003

Net income	$1,373,570	$1,242,834	$2,891,274	$3,408,195

Weighted average common shares outstanding	3,678,913	4,047,317	3,795,971	4,047,317
Additional dilutive common stock equivalents	216,510	111,863	226,322	111,251

Diluted shares outstanding	3,895,423	4,159,180	4,022,293	4,158,568

Net income per share - Basic	$0.37	$0.31	$0.76	$0.84
Net income per share - Diluted	$0.35	$0.30	$0.72	$0.82

Stock options to purchase 675,000 shares of common stock were outstanding for both the three and nine month periods ended May 31, 2003, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods and thus the options would be antidilutive.

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

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003

Net income, as reported	$1,373,570	$1,242,834	$2,891,274	$3,408,195
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(125,799)	(287,500)	(742,502)	(862,500)

Net income, pro forma	$1,247,771	$955,334	$2,148,772	$2,545,695

Net income per share - as reported
Basic	$0.37	$0.31	$0.76	$0.84
Diluted	$0.35	$0.30	$0.72	$0.82

Net income per share - pro forma
Basic	$0.34	$0.24	$0.57	$0.63
Diluted	$0.32	$0.23	$0.53	$0.61

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

Note 5 – Sale of Subsidiary to Related Party

On December 10, 2003, the Company sold its Sunburst Electronics Manufacturing Solutions, Inc. subsidiary (“Sunburst”). Sunburst is located in West Bridgewater, MA and was sold to the Edward L. Chase Revocable Trust (the “Trust”) in exchange for shares of Chase common stock that were held by the Trust. The closing date of the transaction was December 10, 2003 with an effective date for accounting purposes of December 1, 2003. The Company received 230,406 shares of Chase common stock, valued at $3,000,000 based on its average closing price over the 20 trading days ending December 5, 2003 (the “Average Closing Price”). Concurrent with this transaction, Chase also purchased 250,000 shares of common stock held by the Trust at the Average Closing Price, having an aggregate purchase price of $3,255,125. The payment for these shares was funded using the Company’s credit facility. These shares, totaling 480,406, were recorded as treasury stock by the Company. The Trust is the Company’s largest single shareholder and holds approximately 995,000 shares of the Company’s common stock subsequent to this transaction. Andrew Chase, President of Sunburst, is the son of Edward L. Chase (deceased), the brother of Peter R. Chase (President and CEO of the Company) and a Trustee of the Trust.

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

As further security for Sunburst’s obligations under a Revolving Demand Line of Credit Agreement in the principal amount of $2,000,000 between Sunburst and Citizens Bank of Massachusetts (“Lender”), Chase has executed and delivered to the Lender a cash collateral agreement and limited guaranty dated December 2, 2003. The limited guaranty is limited to the repayment of no more than $500,000 towards the outstanding guaranteed obligations of Sunburst in the event that Sunburst is required to liquidate and the liquidation of Sunburst’s assets does not provide sufficient funds to pay off its outstanding guaranteed amounts. Furthermore, the limited guaranty shall expire and be deemed automatically released by Lender two years after the date of the Guaranty (the “Expiration Date”), provided that prior to the Expiration Date, Sunburst has not failed to repay the Loan after demand has been made for repayment by Lender. The $500,000 cash collateral related to the limited guaranty is being held on deposit by the Lender and is classified as restricted cash on the Company’s balance sheet.

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

The sale of Sunburst resulted in an accounting charge of $579,182, recorded in the first quarter of fiscal 2004, representing the write down of the book value of the Sunburst business to its market value as required by generally accepted accounting principles.

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

The following table summarizes certain financial information about Sunburst included in the Company’s consolidated results for the nine months ended May 31, 2004 and 2003.

	Chase Corporation Consolidated	Sunburst Electronic Manufacturing Solutions, Inc.	Chase Corporation Excluding Sunburst

Nine Months Ended May 31, 2004
Revenue	$64,365,776	$2,548,583	$61,817,193
Income before income taxes and minority interest	5,802,643	(460,554)	6,263,197
Loss on impairment of goodwill	(579,182)	(579,182)	—
Income before income taxes and minority interest excluding loss on impairment of goodwill	6,381,825	118,628	6,263,197

As of May 31, 2004
Identifiable assets	$58,221,588	$—	$58,221,588

Nine Months Ended May 31, 2003
Revenue	$53,401,276	$6,454,155	$46,947,121
Income before income taxes and minority interest	5,245,395	125,802	5,119,593

As of August 31, 2003
Identifiable assets	$57,733,875	$4,438,112	$53,295,763

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004		2003

Revenues from external customers
Specialized Manufacturing	$18,447,409	$14,948,808	$50,584,429		$40,348,189
Electronic Manufacturing Services	3,753,764	4,553,087	13,781,347		13,053,087
Total	$22,201,173	$19,501,895	$64,365,776		$53,401,276

Income before income taxes and minority interest
Specialized Manufacturing	$2,794,455	$2,472,137	$8,049,463		$7,313,598
Electronic Manufacturing Services	581,460	298,300	1,282,163	*	684,300
Corporate and Common Costs	(1,155,878)	(932,503)	(3,528,983)		(2,752,503)
Total	$2,220,037	$1,837,934	$5,802,643		$5,245,395

		May 31, 2004	August 31, 2003
Identifiable assets
Specialized Manufacturing		$36,917,153	$30,784,699
Electronic Manufacturing Services		10,907,899	17,521,618
Corporate and Common Assets		10,396,536	9,427,558
Total		$58,221,588	$57,733,875

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

The changes in carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated

Balance at August 31, 2003	$1,170,718	$7,411,013	$8,581,731
Impairment of goodwill	—	(579,182)	(579,182)
Eliminate goodwill related to Sunburst	—	(832,943)	(832,943)
Acquisition of Paper Tyger	1,051,616	—	1,051,616
Balance at May 31, 2004	$2,222,334	$5,998,888	$8,221,222

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at May 31, 2004 and August 31, 2003:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
May 31, 2004
Patents and agreements	14.9 years	1,841,244	1,188,597	652,647

August 31, 2003
Patents and agreements	15.5 years	1,629,109	1,086,819	542,290

In addition to the patents and agreements summarized above, as of May 31, 2004 the Company also has a corporate trademark and a trademark related to Paper Tyger with indefinite lives and carrying values of $11,615 and $36,524, respectively.

Amortization expense related to intangible assets for the nine months ended May 31, 2004 and May 31, 2003 was $101,778 and $72,967, respectively. Estimated amortization expense for the remainder of fiscal year 2004 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2004 (remaining 3 months)	$48,926
2005	116,060
2006	113,897
2007	113,897
2008	113,897
2009	87,492

$594,169

Note 8 – Investment in Joint Venture

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc., (“SGI”) with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  Chase Corporation owns a 42% interest in the joint venture as of May 31, 2004 and August 31, 2003.

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

Supplemental cash flow information for the nine months ended May 31, 2004 and 2003 is as follows:

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

Note 10 – Acquisitions

Paper Tyger

In December 2003, the Company acquired the assets of Paper Tyger, LLC, headquartered in Middlefield, Connecticut. Paper Tyger, LLC (“Paper Tyger”) is a manufacturer and marketer of laminated, durable papers produced with patented technology. Paper Tyger’s products, marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries. Chase Corporation currently performs laminating services for Paper Tyger at its facility in Webster, Massachusetts. The total purchase price for this acquisition was $667,000 with additional contingent payments that might be made by the Company if certain revenue and product margin targets are met with respect to the Paper Tyger products over the next three years. The accounting for this acquisition was effective on December 1, 2003 and the results of Paper Tyger have been included in the Company’s financial results since then. The purchase price was funded through operating cash and borrowings under the Company’s credit facility.            The Company expects to finalize the purchase price allocation by August 31, 2004.

The preliminary allocation of the purchase price, including direct costs of the acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$262,629
Accounts payable	(672,281)
Acquisition costs	(11,488)
Goodwill and intangible assets	1,088,140
$667,000

Manufacturing Equipment

In January 2004, the Company purchased certain manufacturing equipment totaling $2,460,000. The equipment purchase was financed through an increase in the Company’s long-term debt. Certain of this equipment is currently classified as construction in process but will be placed into service over the next six months as manufacturing production increases at the Company’s newly leased facility in Taylorsville, North Carolina. The leased facility comprises approximately 52,000 square feet of manufacturing and warehouse space. The lease term is twenty-four months with rent of $10,023 per month. This new operating facility is part of the Company’s Specialized Manufacturing segment.

In January 2004, to finance the purchase of the above manufacturing equipment, the Company entered into a loan agreement in the amount of $2.3 million with Citizen’s Bank of Massachusetts. The interest rate on the loan is either (i) the Prime Rate or (ii) the LIBOR plus applicable margin as defined in the loan agreement. The Company may elect either interest rate option upon any interest payment date during the term of the loan. The Company is required to make monthly interest payments plus quarterly principal payments in the amount of $143,750 each quarter beginning in April 2004. The loan matures on January 8, 2008 and may be prepaid at any time during the term of the loan.

Note 11 – Income Taxes

The effective income tax rate for fiscal year 2003 was approximately 33%. In fiscal 2004, the loss on impairment of unconsolidated joint venture is treated as a capital loss carryforward for income tax purposes and will be used to offset capital gains generated by the Company in future periods. This capital loss carryforward will expire in 2008. Additionally, the loss on impairment of goodwill and subsequent disposition of Sunburst created a deferred tax asset of $579,000 related to the difference between the Company’s tax basis and book basis of this asset. As of May 31, 2004, management has concluded that it is more likely than not that the Company will not realize the benefit of this capital loss carryforward and deferred tax asset and thus these deferred tax assets have been offset by a full valuation allowance. Accordingly, the Company’s annual fiscal 2004 effective income tax rate will reflect these items in the form of a higher effective rate compared to prior year periods.

Note 12 – Commitments and Contingencies

From time to time the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business.

As of May 31, 2004, the Company is a defendant in three personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in the Company’s products. Of these lawsuits, one is pending in California, one in Ohio and one in Mississippi. The Company expects to be voluntarily dismissed from the lawsuit in California. This leaves two active cases against the Company. In 2003, the Company was dismissed without prejudice from five similar lawsuits. The Company’s insurer had assumed defense of asbestos claims against the Company subject to reservation of its rights as to coverage for any underlying liability assessed until that insurer was liquidated in May 2003. The Company is now working to confirm coverage under the appropriate state guaranty funds. Although the Company cannot predict whether or how these two claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

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

Note 13 - Pensions and Other Post Retirement Benefits

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers Disclosures about Pensions and Other Post Retirement Benefits” (“SFAS 132”), that improves financial statement disclosures for defined benefit plans. The change replaces the existing SFAS 132 disclosure requirements for pensions and other post retirement benefits and revises employers’ disclosures about pension plans and other post retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, “Employers Accounting for Pensions”; and SFAS 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. SFAS 132 revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions. The components of net periodic benefit cost for the three months ended May 31, 2004 and 2003 is as follows:

	2004	2003
Service cost	$93,073	$85,653
Interest cost	143,715	130,310
Expected return on plan assets	(100,436)	(94,547)
Amortization of prior service cost	23,118	23,733
Amortization of unrecognized loss	11,641	10,087

Net periodic benefit cost	$171,111	$155,236

As of May 31, 2004, the Company has contributed $547,356 in the current fiscal year to fund its obligations under the pension plan. This amount equals the total planned contribution for fiscal year 2004.

Note 14 – Recent Accounting Pronouncements

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

Effective November 1, 2001, the Company purchased the assets of the Tapecoat Division of TC Manufacturing, Inc. for $5,800,000.

Effective February 12, 2003, Chase Facile, Inc. (“Chase Facile”), a wholly owned subsidiary of the Company acquired certain assets of Facile, Inc. (“Facile”) for $5,032,000 (including $150,000 of acquisition costs) from Facile and Facile’s lender.

Chase Canada, the Company’s only manufacturing plant located outside of the United States, in Winnipeg, Canada is currently being reorganized within the Company’s domestic operating facilities. This will be completed by the end fiscal year 2004. This reorganization of plant facilities is a result of the continued consolidation of Chase Canada’s customer base, predominantly to the United States. Through the nine months ended May 31, 2004, the Company has recorded approximately $100,000 in costs related to employee severance and stay bonuses as well as accelerated depreciation on certain manufacturing equipment.In the fourth quarter of fiscal year 2004, the Company expects to incur approximately $150,000 in costs and expenses related to this reorganization.              The majority of which relates to the realization of unrealized foreign currency translation adjustments which will be realized upon the final disposition, sale or relocation of the assets of this operating facility.

On December 10, 2003, the Company sold its Sunburst Electronics Manufacturing Solutions, Inc. subsidiary (“Sunburst”). Sunburst is located in West Bridgewater, MA and was sold to the Edward L. Chase Revocable Trust (the “Trust”) in exchange for shares of Chase common stock that were held by the Trust. The closing date of the transaction was December 10, 2003 with an effective date for accounting purposes of December 1, 2003. The Company received 230,406 shares of Chase common stock, valued at $3,000,000).

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

In January 2004, the Company purchased certain manufacturing equipment totaling $2,460,000. The equipment purchase was financed through an increase in the Company’s long-term debt. The Company has begun certain manufacturing operations at a newly leased facility in Taylorsville, North Carolina. This new operating facility is part of the Company’s Specialized Manufacturing segment.

Results of Operations

Summary Segment Information (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest	%
Nine Months Ended May 31, 2004
Specialized Manufacturing	$50,585	$8,049	16%
Electronic Manufacturing Services	13,781	1,282 *	9
	$64,366	9,331	14
Less corporate and common costs		(3,528)
Income before income taxes and minority interest		$5,803

Nine Months Ended May 31, 2003
Specialized Manufacturing	$40,348	$7,314	18%
Electronic Manufacturing Services	13,053	684	5
	$53,401	7,998	15
Less corporate and common costs		(2,753)
Income before income taxes and minority interest		$5,245

* Includes loss on impairment of goodwill of $579,000

Revenue

Revenue increased $2,699,000 or 14% to $22,201,000 in the quarter ended May 31, 2004 compared to $19,502,000 in the same period in fiscal 2003. Revenue increased $10,965,000 or 21% to $64,366,000 for the fiscal year to date period ended May 31, 2004 compared to $53,401,000 in the same period in fiscal 2003. In the three and nine months ended May 31, 2004, the Company saw increased sales from its Specialized Manufacturing segment. Chase Facile, which was acquired in February 2003, has been fully integrated as a manufacturing facility within the Company’s Specialized Manufacturing segment and has bolstered both revenues and profitability with sales in CATV and Insulfab. Additionally, the Company’s acquisition of Paper Tyger and continued improvement and diversification within the Specialized Manufacturing segment has accounted for the increase in revenues in both the current quarter and year to date period. The Electronic Manufacturing Services (“EMS”) segment has also improved upon prior year results as that market continues to rebound from the economic downturn suffered in 2001 and 2002 with increased volume from its existing and new customers. This segment’s revenues were negatively impacted by the December 2003 sale of Sunburst which accounted for $6,454,000 in revenues for the fiscal year to date period ended May 31, 2003 compared to $2,549,000 for the current year period; however this was offset by an increase in revenues of $4,633,000 from the Company’s RWA division which is also part of the EMS segment.

Cost of Products and Services Sold

The cost of products and services sold increased $1,935,000 or 14% to $15,766,000 in the quarter ended May 31, 2004 compared to $13,831,000 in the same period in fiscal 2003. The cost of products and services sold increased $8,509,000 or 23% to $45,751,000 for the fiscal year to date period ended May 31, 2004 compared to $37,242,000 in the same period in fiscal 2003. The majority of this increase is a direct result of the Company’s increased revenues as discussed above.             As a percent of revenues, cost of products and services sold remained flat at 71% for the quarters ended May 31, 2004 and 2003 and increased slightly to 71% in the fiscal year to date period ended May 31, 2004 compared to 70% in the same period in 2003.   The slight increase in costs of products and services sold as a percentage of revenues is due to a change in product mix coupled with some pricing increases in raw material costs. Additionally, The EMS segment has a higher cost of materials than the Company’s more traditional products in the Specialized Manufacturing segment which based on their percentage of total revenue in the current versus the prior year negatively impacted gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $408,000 or 11% to $4,141,000 in the quarter ended May 31, 2004 compared to $3,733,000 in the same period in fiscal 2003. Selling, general and administrative expenses increased $1,378,000 or 13% to $12,046,000 for the fiscal year to date period ended May 31, 2004 compared to $10,668,000 in the same period in fiscal 2003. The increases in the current quarter and fiscal year to date period relate primarily to salary and benefits, including health care costs, information technology and telecommunication costs, higher public company expenses, and costs associated with the Paper Tyger sales office, which was acquired in the current fiscal year. Additionally, selling expenses are higher in the current fiscal year due to increased commissions associated with the increase in revenues.  The Company has also invested in certain personnel that it believes are required to support continued growth in future periods.  The Company will continue to be focused on cost containment while maintaining and improving the quality of its products and services to the marketplace.

Other Costs and Expenses

Interest expense was $99,000 in both the quarters ended May 31, 2004 and 2003.  Interest expense was $274,000 for the fiscal year to date period ended May 31, 2004 compared to $295,000 in the same period in fiscal 2003. Interest expense is a direct result of the Company’s ability to reduce overall debt balances through payments from operating cash offset by increases in the Company’s outstanding debt as a result of: (a) the repurchase of common stock (b) the acquisition of Paper Tyger and (c) the acquisition of manufacturing equipment located in Taylorsville, North Carolina.  The Company’s debt will continue to be paid down through operating cash throughout the remainder of fiscal 2004. The Company continues to receive the benefits from low borrowing rates from its financial institutions.

As discussed in the Notes of the Company’s consolidated financial statements, in the fiscal year to date period ended May 31, 2004, the Company recorded a $579,000 charge related to the impairment of goodwill as a result of its sale of Sunburst. Goodwill related to Sunburst, having a book value of

$1,412,000, was written down to its fair value of $833,000, which was realized upon the December 10, 2003 sale of Sunburst. The impairment was recorded in the Company’s first fiscal quarter ended November 30, 2003 while the accounting for the sale of Sunburst was effective on December 1, 2003 and was recorded in the second quarter ended February 29, 2004.

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

In accordance with the Company’s accounting policies, the carrying value of this investment in joint venture asset is reviewed periodically to determine if an impairment exists. In the fiscal year to date period ended May 31, 2004, an impairment of $500,000 related to the Company’s investment in SGI was recorded due to changes in SGI’s projected future cash flows. This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

Other income in the fiscal year to date period ended May 31, 2004 includes $71,400 ($11,900 per month) related to rental income on property (building and land) owned by the Company and leased to Sunburst under a three year rental agreement entered into in conjunction with the Company’s sale of Sunburst.

Income Taxes

The effective income tax rate for fiscal year 2003 was approximately 33%. In fiscal 2004, the loss on impairment of unconsolidated joint venture is treated as a capital loss carryforward for income tax purposes and will be used to offset capital gains generated by the Company in future periods. This capital loss carryforward will expire in 2008. Additionally, the loss on impairment of goodwill and subsequent disposition of Sunburst created a deferred tax asset of $579,000 related to the difference between the Company’s tax basis and book basis of this asset. As of May 31, 2004, management has concluded that it is more likely than not that the Company will not realize the benefit of this capital loss carryforward and deferred tax asset and thus these deferred tax assets have been offset by a full valuation allowance. Accordingly, the Company’s annual fiscal 2004 effective income tax rate will reflect these items in the form of a higher effective rate compared to prior year periods.

Income Before Minority Interest and Net Income

Income before minority interest increased 11% in the quarter ended May 31, 2004 compared to the same period in the prior year. Income before minority interest decreased 2% in the fiscal year to date period ended May 31, 2004 compared to the same period in the prior year. Excluding the $579,000 loss on impairment of goodwill related to Sunburst which was recorded in the first quarter of fiscal 2004, income before minority interest increased 15% for the fiscal year to date period ended May 31, 2004 compared to the same period in the prior year. This increase was a direct result of increased revenues offset by continued pressure on profit margins and additional selling, general and administrative expenses as discussed above.

Net income recorded in the third quarter ended May 31, 2004 increased 11% compared to the same period in the prior year. Net income decreased 15% in the year to date period ended May 31, 2004 compared to the same period in the prior year. The decrease in the fiscal year to date period is a direct result of the two significant non-recurring charges recorded in the first quarter of fiscal 2004. The impairment of unconsolidated joint venture and impairment of goodwill related to Sunburst accounted for losses of $500,000 and $579,000, respectively. The impairment charges discussed above had a negative impact of approximately $1,079,000 on the Company’s net income in the fiscal year to date period.

Liquidity and Sources of Capital

At May 31, 2004, the Company’s cash balance increased $21,000 to $188,000 from $167,000 at August 31, 2003. The change in cash was primarily a result of cash flow provided by operations and cash received from cash surrender value life insurance policies offset by capital expenditures (including the $2.4 million in equipment purchased in North Carolina), purchase of Paper Tyger, payment of the cash dividend, repurchase of common stock and principal payments on debt.

Cash flow generated from operations was $2,252,000 for the nine months ended May 31, 2004 compared to $6,550,000 during the nine month period ended May 31, 2003.  Cash provided by operations during fiscal 2004 was primarily due to operating income offset by increased inventory and accounts receivable balances as well as an increase in restricted cash. Additionally, there were two significant non-cash charges related to the loss on impairment of an unconsolidated joint venture and impairment of goodwill related to Sunburst.

The ratio of current assets to current liabilities was 2.3 as of May 31, 2004 compared to 1.9 as of August 31, 2003.

Cash flow used in investing activities was primarily due to the asset purchase of Paper Tyger, and the purchases of property, plant and equipment of $3,204,000 offset by a decrease in cash surrender value life insurance policies which was a result of cash payments received on Company owned policies.

Cash flow provided by financing activities was primarily due to cash received from new debt agreements entered into which helped finance the purchase of manufacturing equipment for the Company’s Taylorsville, North Carolina plant; the Paper Tyger acquisition, and cash paid for the repurchase of common stock from the Edward L. Chase Revocable Trust. This was offset by payments on long-term debt.

On December 3, 2003, the Company paid a cash dividend totaling approximately $1,255,000 on its common stock. The cash dividend of $0.31 per share was paid to shareholders of record on October 31, 2003.

In December 2003, the Company increased its total available credit from a maximum of $6 million to $7 million. The Company had $2.4 million in available credit at May 31, 2004 under its credit arrangements with its primary bank and expects to utilize this to help finance its needs in fiscal 2004.

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

The Company limits the amount of credit exposure to any one issuer. At May 31, 2004, all of the Company’s funds were in demand deposit accounts. If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The majority of the Company’s outstanding long-term debt is at rates that fluctuate with prevailing long term market rates (e.g. LIBOR). Accordingly, a change in interest rates has an effect on the Company’s interest expense. The fair value of the Company’s long-term debt, however, would not change in response to interest rate movements due to its variable rate nature.

The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at May 31, 2004 and has determined that such a rate change would not have a material impact on the Company.

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

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management's opinion, is likely to seriously harm the Company's business.

As of May 31, 2004, the Company is a defendant in three personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in the Company’s products. Of these lawsuits, one is pending in California, one in Ohio and one in Mississippi. The Company expects to be voluntarily dismissed from the lawsuit in California. This leaves two active cases against the Company. In 2003, the Company was dismissed without prejudice from five similar lawsuits. The Company’s insurer had assumed defense of asbestos claims against the Company subject to reservation of its rights as to coverage for any underlying liability assessed until that insurer was liquidated in May 2003. The Company is now working to confirm coverage under the appropriate state guaranty funds. Although the Company cannot predict whether or how these two claims will be pursued, management believes that such claims will not have any material financial impact on the Company.

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

(b) Reports on Form 8-K

On April 19, 2004 the Company filed a Current Report on Form 8-K containing the press release relating to the Company’s financial results for the quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: July 13, 2004	By:	/s/ Peter R. Chase
Peter R. Chase, President and Chief Executive Officer

Dated: July 13, 2004	By:	/s/ Everett Chadwick
Everett Chadwick
Vice President, Finance, Treasurer and Chief Financial Officer