Form 10-K
period 2004-08-31
CHASE CORP
filed 2004-11-24
CIK 830524

Use these links to rapidly review the document
INDEX TO ANNUAL REPORT ON FORM 10-K
Item 8

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

Commission File Number: 1-9852

CHASE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation of organization)	11-1797126 (I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324
(Address of Principal Executive Offices, Including Zip Code)

(508) 279-1789
(Registrant's Telephone Number, Including Area Code)

www.chasecorp.com
(Registrant's Website)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.10 per share par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). YES ☐    NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 27, 2004 (the last business day of the registrant's second quarter of fiscal 2004), was approximately $32,672,884.

As of October 31, 2004, the Company had outstanding 3,752,483 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's fiscal year ended August 31, 2004, are incorporated by reference into Part III hereof.

CHASE CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended August 31, 2004

PART I

Item 1—Business

Primary Operating Divisions and Facilities and Industry Segment

Chase Corporation (the "Company" or "Chase") is a multi-divisional advanced manufacturing company providing industrial products to a wide variety of industries including wire and cable, construction and electronics. The Company's strategy is to maximize its core businesses while seeking future opportunities through selective acquisitions. The Company is organized into six major operating divisions. All operating divisions are part of the Company's Specialized Manufacturing segment with the exception of Chase EMS, which is part of the Company's Electronic Manufacturing Services segment. A summary of the Company's operating divisional structure is as follows:

Division	Primary Manufacturing Location(s)	Background/History	Key Products & Services
Coating & Laminating	Randolph, MA	This operating facility has been producing products for the wire and cable industry for more than 50 years. This is one of the Company's first operating facilities.	Electrical cable insulation tapes and related products such as Chase BLH2OCK®, a water blocking compound sold to the wire and cable industry.
Insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers and public utilities.
Uses the brand name, Chase & Sons.
	Webster, MA	The Company began operating this facility, which manufactures tape and related products in 1992.	Manufacture tape and related products for the electronic and telecommunications industries using the brand name, Chase & Sons.
		In December 2003, the Company acquired the assets of Paper Tyger, LLC ("Paper Tyger"). The Paper Tyger product lines are manufactured at this facility.	Paper Tyger® is a trademark for laminated durable papers sold to the envelope converting and commercial printing industries. The Company's Paper Tyger products are marketed under the names Paper Tyger â, NaturalWhite and SuperWhite.
	Paterson, NJ	In February 2003, Chase Facile, Inc. ("Chase Facile"), a wholly-owned subsidiary of the Company, acquired certain assets of Facile, Inc. ("Facile"), located in Patterson, New Jersey.	Flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets including Insulfab®, an insulation material used in the aerospace industry.
	Taylorsville, NC	In January 2004, the Company purchased certain manufacturing equipment and began manufacturing operations at this newly leased facility.	Flexible packaging for industrial and retail use. This facility is currently in the initial stages of manufacturing product for the Company.
HumiSeal	Pittsburgh, PA	The Company acquired its HumiSeal business over twenty years ago.	Protective conformal coating under the brand name HumiSeal®, moisture protective coatings sold to the electronics industry.
Royston	Pittsburgh, PA	The Company acquired its Royston business over twenty years ago.	Protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood which are sold to oil companies, gas utilities, and pipeline companies.

Royston (cont.)			Rosphalt50®, an asphalt additive used predominantly on bridge decks for waterproofing protection.
Tapecoat	Evanston, IL	In November 2001, the Company acquired substantially all of the assets of Tapecoat, a division of T.C. Manufacturing Inc.	Manufactures protective coatings and tape products across several markets.
NEQP	Newburyport, MA	In July 1999, the Company acquired Northeast Quality Products, Co. Inc., ("NEQP").	Specialty printer producing custom pressure sensitive labels.
Chase EMS (also known as "RWA")	Melrose, MA	In May 1999, the Company acquired RWA, Inc. ("RWA").	Assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Other Business Developments

International Operations—Chase Canada

In April 1992, the Company acquired certain tape product lines and associated assets for cash from the Stewart Group, Ltd. This division, Chase Canada, was part of the Company's Specialized Manufacturing segment. However, in fiscal year 2004, the Company closed this Canadian facility, located in Winnipeg, Canada, and reorganized it within the domestic operating facilities of the Company's Coating & Laminating division in the United States. The Company decided to close its only manufacturing facility located outside of the United States, as a result of the consolidation of the customer base of its Canadian facility, which is predominantly located in the United States.

Investment in Joint Venture—The Stewart Group, Inc.

In June 1995, the Company formed a joint venture, The Stewart Group, Inc. ("SGI"), with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. In February 1996, the Company increased its original investment in this entity which resulted in the Company having a 42% interest in the joint venture. In May 1997, the majority of the assets related to the original business were sold to Owens Corning. The joint venture continues to operate two manufacturing facilities selling polymers and specialty coatings primarily to the telecommunications industry.

In November 2003 (the Company's first quarter of fiscal 2004), the Company recorded an impairment charge of $500,000 related to the Company's investment in SGI due to changes in SGI's projected future cash flows. This impairment charge was determined based upon an updated understanding of SGI's businesses through discussions with SGI's majority shareholder as well as an analysis of SGI's projected future cash flows.

Sunburst Electronic Manufacturing Solutions, Inc.

In August 1996, the Company purchased a 20% interest in DC Scientific located in West Bridgewater, Massachusetts. In January 1997, the Company purchased a controlling interest in DC Scientific. In January 1999, the Company acquired the remaining interest of DC Scientific Inc., and changed the name to Sunburst Electronic Manufacturing Solutions Inc. ("Sunburst"). On December 10, 2003 (the Company's second quarter of fiscal 2004), the Company sold Sunburst to the Edward L. Chase Revocable Trust (the "Trust") in exchange for shares of Chase common stock that were held by the Trust.

Employees

As of October 31, 2004, the Company employed approximately 320 people (including certain union employees). The Company believes that its relationship with its employees is good.

Products and Markets

The Company's principal products are protective coatings and tape products that are sold by Company salespeople and manufacturers' representatives. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood, which are sold to oil companies, gas utilities, and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities; (iv) moisture protective coatings, which are sold to the electronics industry; and (v) laminated, durable papers, which are produced and sold primarily to the envelope converting and commercial printing industries. The Company's Electronic Manufacturing Services segment provides circuit board assembly and contract manufacturing services to electronic goods manufacturers. There are no material seasonal aspects to the Company's business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets.

Backlog, Customers and Competition

As of October 31, 2004, the backlog of orders believed to be firm was approximately $8,025,000, of which $3,635,000 was related to our Electronic Manufacturing Services segment. This compared with a total of $11,288,000 as of October 31, 2003 of which $7,193,000 was associated with the Company's Electronic Manufacturing Services segment. Of the total backlog amount as of October 31, 2003, $2,778,000 related to Sunburst, which was sold in fiscal 2004 and, therefore, is not included in the October 31, 2004 backlog amount. The backlog is not seasonal. During fiscal 2004, 2003 and 2002, no customer accounted for more than 10% of sales. No material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the government.

There are other companies that manufacture or sell products and services similar to those made and sold by the Company. Many of those companies are larger and have greater financial resources than the Company. The Company competes principally on the basis of technical performance, service reliability, quality and price.

Raw Materials

The Company obtains raw materials from a wide variety of suppliers with alternative sources of all essential materials available within reasonable lead times.

Patents, Trademarks, Licenses, Franchises and Concessions

The Company owns the following trademarks: HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase BLH2OCK®, a trademark for water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; Insulfab®, a trademark for insulation material used in the aerospace industry; and Paper Tyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries. The Company has no other material trademarks, licenses, franchises, or concessions. The Company holds various patents but believes that, at this time, they are not material to the success of the business.

Working Capital and Research and Development

There are no special practices followed by the Company relating to working capital. Approximately $1,200,000, $746,000, and $781,000 was spent for Company-sponsored research and development during fiscal 2004, 2003 and 2002, respectively. Research and development increased by $454,000 in fiscal 2004 compared to 2003 due to increased expenses at the Company's Coating & Laminating division, including its newly acquired Paper Tyger business.

Available Information

The Company maintains a website at www.chasecorp.com. The Company makes available, free of charge, on its website its Annual Report on Form 10-K, as soon as reasonably practicable after such report is electronically filed with, or furnished to, the SEC. Additionally, the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, are available at the SEC's website at www.sec.gov. Information contained on the Company's website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

Financial Information About Segments and Geographic Areas

Please see Notes 11 and 12 to the Company's Consolidated Financial Statements for financial information about the Company's industry segments and domestic and foreign operations for each of the last three fiscal years.

Item 2—Properties

The Company owns office and manufacturing properties and leases office and manufacturing space as outlined in the table below. All properties are used by the Company's Specialized Manufacturing segment except for Corporate and the Chase EMS division. The Chase EMS property is used by the Company's Electronic Manufacturing Services segment.

Location	Square Feet	Operating Division	Owned/ Leased	Principal Use
Bridgewater, MA	5,200	Corporate	Owned	Corporate headquarters and executive office
West Bridgewater, MA	35,700	Corporate	Owned	Space leased to Sunburst under a 36-month lease agreement commencing December 2003
Randolph, MA	77,500	Coating & Laminating	Owned	Manufacture of electrical protective coatings and tape products
Webster, MA	25,000	Coating & Laminating	Owned	Manufacture of tape and related products for the electronic and telecommunications industries
Paterson, NJ	40,000	Coating & Laminating	Leased	Manufacture of tape and related products for the electronic and telecommunications industries
Taylorsville, NC	50,000	Coating & Laminating	Leased	Manufacture of flexible packaging for industrial and retail use
Cranston, RI	500	Coating & Laminating	Leased	Head sales office for Coating & Laminating division
Middlefield, CT	625	Coating & Laminating	Leased	Support sales office for Paper Tyger product line
Woodside, NY	5,000	HumiSeal	Leased	Research and development
Taunton, MA	5,200	HumiSeal	Leased	Research and development
Pittsburgh, PA	44,000	Royston & HumiSeal	Owned	Manufacture and sale of protective coatings and tape products
Evanston, IL	100,000	Tapecoat	Owned	Manufacture and sale of protective coatings and tape products
Newburyport, MA	15,000	Northeast Quality Products, Co, Inc.	Leased	Manufacture and sale of custom pressure-sensitive labels
Melrose, MA	21,000	Chase EMS	Leased	Manufacturing and sales for the Electronic Manufacturing Services segment

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

Item 3—Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management's opinion, is likely to seriously harm the Company's business.

The Company is one of over a hundred defendants in each of three personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in various products. Of these lawsuits, one is pending in Mississippi and two are pending in Ohio. The Mississippi lawsuit is a wrongful death action that is in discovery and has not yet been given a firm trial date. One of the two lawsuits in Ohio has been scheduled for trial on August 5, 2005, and is in discovery. The other Ohio lawsuit has been inactive with respect to Chase since Chase was named as a defendant in July 2004.

The Company is also a defendant in a case pending in Massachusetts Superior Court alleging that two of its employees had disclosed confidential information and/or trade secrets of their former employer to the Company and that the Company had improperly used that information. In addition, the complaint alleges that the Company engaged in unfair and deceptive trade practices pursuant to Massachusetts General Law, Chapter 93A. Discovery in the case is closed but no trial date has yet been set.

Item 4—Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended August 31, 2004.

Item 4a—Executive Officers of the Registrant

The following table sets forth information concerning the Company's Executive Officers. Each officer is selected by the Company's Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years.
Peter R. Chase	56	Chief Executive Officer of the Company since September 1993 and President of the Company since April 1992.
Everett Chadwick, Jr.	63	Vice President, Finance of the Company since September 2003, Treasurer since September 1993, and Chief Financial Officer since September 1992.

PART II

Item 5—Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the American Stock Exchange (Symbol: CCF). The approximate number of common stock shareholders of record on October 31, 2004 was 1,466, and the closing price of Chase Corporation's common stock was $15.70 per share as reported by the American Stock Exchange.

The following table sets forth the high and low sales prices for the Company's common stock as reported by the American Stock Exchange for each quarter in the fiscal years ended August 31, 2004 and 2003:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$13.75	$12.35	$9.90	$8.89
Second Quarter	14.05	12.70	11.61	9.55
Third Quarter	15.15	13.81	10.70	9.38
Fourth Quarter	16.70	14.45	12.35	10.34

The Company paid a cash dividend per common share of $0.35, $0.31, and $0.27 for the years ended August 31, 2004, 2003 and 2002, respectively. The cash dividend for each fiscal year was paid subsequent to year end.

The following table summarizes the Company's stock option plans as of August 31, 2004. Further details on the Company's stock option plans are discussed in the notes to the consolidated financial statements.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding option	Number of shares of Chase common stock remaining available for future issuance
1995 Stock Option Plan	151,855	$3.38	—
2001 Senior Management Stock Plan	462,962	10.76	210,000
2001 Non-Employee Director Stock Plan	60,000	10.50	15,000

Total	674,817	$9.05	225,000

Item 6—Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data"

	Fiscal Years Ended August 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$87,084	$74,566	$69,348	$70,484	$68,480
Income before minority interest(1)	5,101	5,318	4,343	5,577	5,444
Income (loss) from unconsolidated joint venture	26	(60)	120	296	326
Loss on impairment of unconsolidated joint venture	(500)	—	—	—	—
Net income(1)	4,627	5,258	4,463	5,873	5,770
Net income per common share—basic	$1.22	$1.30	$1.10	$1.47	$1.46
Net income per common share—diluted	$1.16	$1.25	$1.08	$1.44	$1.44
Balance Sheet Data
Total assets	$59,257	$57,734	$53,305	$46,789	$45,353
Long-term debt and capital leases	8,343	6,005	6,781	3,563	6,273
Total stockholders' equity	36,980	37,609	33,284	29,737	25,229
Cash dividends per common share(2)	$0.35	$0.31	$0.27	$0.36	$0.36

(1)
As of September 1, 2001 (fiscal 2002), the Company ceased the amortization of goodwill in accordance with SFAS 142. In fiscal 2001 and 2000, prior to the Company's adoption of SFAS 141, goodwill amortization expense was $667,000 and $660,000, respectively.

(2)
Single annual dividend payments declared and paid subsequent to fiscal year end.

Note: Information related to the Company's acquisitions and dispositions can be found in the Overview section of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2004	2003	2002
	(dollars in thousands)
Revenue	$87,084	$74,566	$69,348
Net Income	$4,627	$5,258	$4,463
Increase (decrease) in revenue from prior year
Amount	$12,518	$5,218	$(1,136)
Percentage	17%	8%	(2)%
Increase (decrease) in net income from prior year
Amount	$(631)	$795	$(1,410)
Percentage	(12)%	18%	(24)%
Percentage of revenue:
Revenue	100%	100%	100%
Expenses:
Cost of products and services sold	71%	69%	71%
Selling, general and administrative expenses	18	19	19
Loss on impairment of goodwill	1	0	0
Other expenses	0	1	1

Income before income taxes and minority interest	10	11	9
Income taxes	4	4	3

Income before minority interest	6	7	6
Loss on impairment of unconsolidated joint venture	1	0	0

Net income	5%	7%	6%

Overview

Overall performance in fiscal year 2004 was good, reflecting continuing improvement from last fiscal year. All of the Company's businesses benefited from a steadily improving economy. Strong gains in the Electronic Manufacturing Services segment and increased demand for products in the Specialized Manufacturing segment, and HumiSeal in particular, indicates a resurgence of activity of manufacturers needing to rebuild inventories. The following charges had a negative effect of approximately $1,347,000 on the Company's net income in fiscal year 2004 (a) the impairment of the Company's investment in unconsolidated joint venture, SGI, of $500,000 (b) the impairment of goodwill related to Sunburst of $579,000, and (c) the after tax losses of the Company's Canadian operations. Over the past two years, the Company has been restructuring manufacturing operations as a means of better positioning its businesses and maximizing resources. This will continue into fiscal year 2005.

The Company has two reportable segments summarized below:

Segment	Divisions	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Coating & Laminating • HumiSeal • Tapecoat • Royston • NEQP	Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services.
Electronic Manufacturing Services Segment	• Chase EMS
Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Chase Canada, the Company's only manufacturing plant located outside of the United States, in Winnipeg, Canada has been reorganized within the domestic operating facilities of the Company's Specialized Manufacturing segment. This was completed in the fourth quarter of fiscal 2004. This reorganization of plant facilities is a result of the continued consolidation of Chase Canada's customer base, predominantly to the United States. For the fiscal year ended August 31, 2004, the Company incurred losses before income taxes of approximately $754,000 from its operations in Canada. Included in the fiscal year loss was approximately $300,000 in costs related to employee severance, stay bonuses, accelerated depreciation on certain manufacturing equipment, a one time termination fee related to the building lease commitment, realization of unrealized foreign currency translation adjustments and other shut down costs.

In January 2004, the Company purchased manufacturing equipment. The Company utilized this manufacturing equipment to begin manufacturing operations at a newly leased facility in Taylorsville, North Carolina. This new operating facility is part of the Company's Specialized Manufacturing segment. The equipment purchase was financed through an increase in the Company's long-term debt.

On December 10, 2003, the Company sold its subsidiary, Sunburst Electronics Manufacturing Solutions, Inc. ("Sunburst") to the Edward L. Chase Revocable Trust (the "Trust") in exchange for shares of Chase common stock that were held by the Trust. The closing date of the transaction was December 10, 2003, with an effective date for accounting purposes of December 1, 2003. The Company received 230,406 shares of Chase common stock valued at $3,000,000. Sunburst was part of the Company's Electronic Manufacturing Services segment through the end of the first quarter of fiscal year 2004.

In December 2003, the Company acquired the assets of Paper Tyger, LLC ("Paper Tyger"), headquartered in Middlefield, Connecticut. The Paper Tyger business manufactures and markets laminated, durable papers produced with patented technology. Paper Tyger products, marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries. The total purchase price for this acquisition was $702,000 with additional contingent payments to be made by the Company if certain revenue and product margin targets are met with respect to the Paper Tyger products over the next three years. The additional contingent payments will be recorded as goodwill in accordance with SFAS 141. In connection with the acquisition, the Company recorded $763,000 of goodwill and $360,000 of intangible assets related to the customer relationships of Paper Tyger. The Paper Tyger products are being manufactured in the Company's Webster facility and are part of the Coating & Laminating division which is part of the Specialized Manufacturing segment.

Effective February 12, 2003, Chase Facile, Inc. ("Chase Facile"), a wholly owned subsidiary of the Company, acquired certain assets of Facile, Inc. ("Facile") for $5,032,000 (including $150,000 of acquisition costs) from Facile and Facile's lender. The acquired assets consisted principally of equipment, inventory and receivables. The majority of the assets that the Company acquired from Facile are being used in the Coating & Laminating division's Paterson facility which is part of the Specialized Manufacturing segment.

Effective November 1, 2001, the Company purchased the assets of the Tapecoat division of TC Manufacturing, Inc. for a total purchase price of $5,855,000, $5,427,000 of which was paid in cash and $428,000 of which was paid through the issuance of 40,000 shares of Chase common stock, valued at $10.70 per share. Tapecoat is part of the Company's Specialized Manufacturing segment.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest	% of Revenue
Fiscal 2004
Specialized Manufacturing	$69,449	$11,082	16%
Electronic Manufacturing Services	17,635	2,065 *	12

	$87,084	13,147	15

Less corporate and common costs		(4,637)

Income before income taxes and minority interest		$8,510

Fiscal 2003
Specialized Manufacturing	$56,608	$10,510	19%
Electronic Manufacturing Services	17,958	1,425	8

	$74,566	11,935	16

Less corporate and common costs		(3,959)

Income before income taxes and minority interest		$7,976

Fiscal 2002
Specialized Manufacturing	$50,298	$9,216	18%
Electronic Manufacturing Services	19,050	396	2

	$69,348	9,612	14

Less corporate and common costs		(3,274)

Income before income taxes and minority interest		$6,338

* Includes loss on impairment of goodwill of $579,000

Total Revenues

Total revenues for fiscal 2004 increased $12.5 million or 17% to $87.1 million from $74.6 million in the prior year. The increase in revenues for the Company's Specialized Manufacturing segment is primarily due to the following: (a) the acquisition of Paper Tyger; (b) Chase Facile's Paterson facility has been fully integrated with a full year of production and has bolstered revenues through sales in CATV and Insulfab and contributed additional revenues in fiscal 2004 as it was included in Chase Corporation's results for only six months in fiscal 2003; (c) strong demand has resulted in increased sales of Chase BLH2OCK®; (d) demand internationally for HumiSeal® products has increased; and (e) the Specialized

Manufacturing segment's product lines have continued to improve and become more diversified. These increases in Specialized Manufacturing were offset by a decrease of approximately $1.0 million in revenues from the Company's Canadian operation as it was reorganized in fiscal 2004. Additionally, increased demand internationally in Europe and Asia Pacific caused royalty revenues to increase $259,000 or 28% to $1,196,000 in fiscal 2004 compared to $937,000 in fiscal 2003.

Revenues in the Company's Electronic Manufacturing Services segment were flat in fiscal 2004 compared to fiscal 2003. However, this segment's revenues were negatively affected by the December 2003 sale of Sunburst, which accounted for $8.8 million in revenues in fiscal 2003 compared to $2.5 million in the current fiscal year (Sunburst revenues were included for only three months of fiscal year 2004 prior to being sold). The shortfall caused by the sale of Sunburst was offset by an increase in revenues of $6.0 million from the Company's Chase EMS division, which is also part of the Electronic Manufacturing Services segment. The increase in Chase EMS sales was predominantly due to the strengthening of the hi-tech market, which continues to rebound from the economic downturn suffered in 2001 and 2002, and greater demand for specialized turnkey production from its existing and new customers.

Export sales from continuing domestic operations to unaffiliated third parties were $8,964,000, $5,459,000, and $4,504,000 for the years ended August 31, 2004, 2003 and 2002, respectively. The change in export sales was due to the general improvement of the global economy. A license and royalty arrangement entered into in 2002, with a manufacturer in the Far East, caused a reduction in export sales in 2002 and corresponding increase to royalty income as certain customers who were purchasing directly from the Company in the United States began purchasing from the Company's new licensee. The Company does not anticipate any material change to export sales during fiscal 2005

Total revenues for fiscal 2003 increased $5.3 million or 8% to $74.6 million from $69.3 million in the prior fiscal year. The increase in revenues was primarily a result of sales generated by the Company's acquisitions of Tapecoat (acquired in fiscal 2002) and Chase Facile (acquired in fiscal 2003). Fiscal 2003 Specialized Manufacturing revenues increased over the previous year as this segment continued to benefit from the asset purchase of the Tapecoat division as well as seven months of sales activity generated by the February 2003 acquisition of Chase Facile.

Cost of Products and Services Sold

In fiscal 2004, cost of products and services sold increased $10.1 million or 20% to $61.7 million compared to $51.6 million in the prior fiscal year. The majority of the dollar value increase was a direct result of increased revenues in fiscal 2004. As a percentage of revenues, cost of products and services sold increased to 71% in fiscal 2004 compared to 69% in fiscal 2003. This percentage increase was primarily due to the Company's Specialized Manufacturing segment which experienced increased pricing pressure on raw material costs in fiscal 2004 coupled with increased sales of lower margin products. Additionally, sales related to the Paper Tyger product line have lower margins compared to some of the Company's other divisions due to the higher cost of raw materials used in Paper Tyger products. Fiscal 2004 included nine months of Paper Tyger compared to no sales activity in fiscal 2003, which was prior to the acquisition.

In fiscal 2003, cost of products and services sold increased $2.4 million or 5% to $51.6 million compared to $49.2 million in the prior year period. The dollar value increase was a direct result of increased revenues in fiscal 2003. As a percentage of revenues, cost of products and services sold decreased to 69% in fiscal 2003 compared to 71% in fiscal 2002, primarily due to increased revenues from the Company's Tapecoat and Chase Facile's divisions. Fiscal 2003 included a full year of Tapecoat and seven months of Chase Facile's operations compared to four months and no activity for Tapecoat and Chase Facile, respectively, in fiscal 2002. These two divisions, which are in the Specialized Manufacturing segment, sell products with higher margins compared to the Company's Electronic Manufacturing Services segment. Accordingly, there were more sales of these higher margin products in fiscal 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million or 9% to $15.9 million in fiscal 2004 compared to $14.6 million in fiscal 2003, and increased $1.3 million or 9% to $14.6 million in fiscal 2003 compared to $13.3 million in fiscal 2002. As a percent of revenues, selling, general and administrative expenses decreased in fiscal 2004 to 18% compared to 19% in fiscal 2003 and 2002. The increase in fiscal 2004 and 2003 relates primarily to salary and benefits, including health care costs; information technology and telecommunication costs; higher public company expenses, including accounting and legal fees; and costs associated with the Paper Tyger sales office, which was acquired in fiscal 2004. Additionally, selling expenses are higher in the current fiscal year due to a proportionate increase in commissions associated with the increase in revenues. The Company has also invested in certain personnel that it believes are required to support continued growth in future periods.

Bad debt expense, net of recoveries, decreased $97,000 to $397,000 in fiscal 2004 compared to $494,000 in fiscal 2003. The decrease in 2004 is a result of the financial difficulties of a long standing customer in the Company's Specialized Manufacturing segment whose receivable balance was written off in fiscal 2003.

Loss on Impairment of Goodwill

As discussed in the notes of the Company's consolidated financial statements, in fiscal year 2004, the Company recorded a $579,000 charge related to the impairment of goodwill in connection with its sale of Sunburst. Goodwill related to Sunburst, having a pre-impairment book value of $1,412,000, was written down to its fair value of $833,000, which was realized upon the December 10, 2003 sale of Sunburst. The impairment was recorded in the Company's first fiscal quarter ended November 30, 2003 while the effective date of the sale of Sunburst for accounting purposes was December 1, 2003 in the second fiscal quarter ended February 29, 2004.

Interest Expense

Interest expense was $346,000 in fiscal 2004 compared to $381,000 and $517,000 in fiscal 2003 and 2002, respectively. The change in interest expense is a direct result of the Company's ability to reduce overall debt balances through principal payments from operating cash flow offset by increases in the Company's outstanding debt as a result of: (a) the repurchase of common stock (b) the acquisition of Paper Tyger and (c) the acquisition of manufacturing equipment located in Taylorsville, North Carolina. The Company's debt will continue to be paid down through operating cash flow in fiscal 2005. The Company continues to receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income (expense) in fiscal year 2004 includes $151,000 of foreign currency translation loss which was realized upon the closing of the Company's Canadian facility offset by $107,000 ($11,900 per month) related to rental income on property (building and land) owned by the Company and leased to Sunburst under a 36-month rental agreement entered into in conjunction with the Company's sale of Sunburst.

Income Taxes

The effective tax rate for fiscal 2004 was 40.0% compared to 33.3% and 31.5% in fiscal 2003 and 2002, respectively. In all three years, the Company has received the benefit of strong export sales and foreign tax credits. In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $2.3 million. This capital loss expires in 2008 and will be used to offset capital gains generated by the Company in future periods. As of August 31, 2004, management has concluded that it is more likely than not that the Company will not realize the benefit of this capital loss carryforward and thus the deferred tax asset has been offset by a full valuation allowance.

Accordingly, the Company's annual fiscal 2004 effective income tax rate reflects this valuation allowance as well as less favorable state income tax rates in the form of a higher effective tax rate compared to prior fiscal years.

Income Before Minority Interest

Income before minority interest decreased 4% in fiscal 2004 compared to prior year. Income before minority interest increased 22% in fiscal 2003 compared to fiscal 2002. Excluding the $579,000 loss on impairment of goodwill related to Sunburst, which was recorded in the first quarter of fiscal 2004, income before minority interest increased 7% for the fiscal year 2004 compared to the prior year. This increase was a direct result of increased revenues offset by continued pressure on profit margins and additional selling, general and administrative expenses as discussed above.

Income (Loss) from Unconsolidated Joint Venture

The income (loss) from unconsolidated joint venture relates to a 42% equity position in the Stewart Group, Inc. ("SGI"), located in Toronto, Canada. In fiscal 1995, the Company formed a joint venture, SGI with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. The business focus is geared toward the telecommunication's market, which the Company anticipates will continue to be a soft economic market in fiscal 2005.

In accordance with the Company's accounting policies, the carrying value of this investment in joint venture asset is reviewed periodically to determine if an impairment exists. In fiscal year 2004, an impairment of $500,000 related to the Company's investment in SGI was recorded due to changes in SGI's projected future cash flows due to the expected future loss of a key customer. This impairment charge was determined based upon an updated understanding of SGI's businesses through discussions with SGI's majority shareholder as well as an analysis of SGI's projected future cash flows.

Net Income

Net income in fiscal 2004 decreased 12% compared to the prior fiscal year. Net income increased 18% in fiscal 2003 compared to fiscal 2002. The decrease in net income in the current fiscal year is a direct result of the three significant charges recorded in fiscal 2004 all of which are discussed above (a) the impairment of the Company's investment in unconsolidated joint venture, SGI, of $500,000 (b) the impairment of goodwill related to Sunburst of $579,000, and (c) the after tax losses of the Company's Canadian operations, which were approximately $498,000 in fiscal 2004 compared to $230,000 in fiscal 2003. Included in the fiscal year loss for the Canadian operations was approximately $300,000 in costs related to employee severance, stay bonuses, accelerated depreciation on certain manufacturing equipment, one time buy out of the building lease commitment, realization of unrealized foreign currency translation adjustments, and other shut down costs. The charges discussed above had a negative effect of approximately $1,347,000 on the Company's net income in fiscal year 2004. These decreases in net income were partially offset by increases in net income due to higher revenues in fiscal 2004 compared to fiscal 2003.

Fiscal 2003 earnings were primarily affected by increased revenues as a result of acquisitions in the Company's Tapecoat division and Chase Facile operating facility. Chase Facile is part of the Company's Coating & Laminating division and along with Tapecoat are both part of the Specialized Manufacturing segment. The margin on the increased revenues generated from the Specialized Manufacturing segment was higher when compared to the Company's Electronic Manufacturing Services segment.

Liquidity and Sources of Capital

The Company's cash balances increased $1,239,000 to $1,406,000 at August 31, 2004 from $167,000 at August 31, 2003. Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance. The relatively high cash balance at August 31, 2004 was primarily the result of the timing of year end cash collections that had not yet been used by the Company to pay down its revolving line of credit. Consequently, the increase in cash at August 31, 2004 as compared to August 31, 2003 was offset by a corresponding increase in the balance of the Company's line of credit as of August 31, 2004.

Cash flow provided by operations was $5,518,000 in fiscal 2004 compared to $7,768,000 and $8,884,000 during fiscal 2003 and 2002, respectively. Cash provided by operations during fiscal 2004 was primarily due to operating income offset by increased inventory and accounts receivable balances which were higher as a direct result of increased sales volume in fiscal 2004. Additionally, there were two significant non-cash charges related to the loss on impairment of an unconsolidated joint venture, SGI, and impairment of goodwill related to Sunburst.

The ratio of current assets to current liabilities was 2.3 as of August 31, 2004 compared to 1.9 as of August 31, 2003 and 1.8 as of August 31, 2002. The increase of the Company's current ratio is primarily attributable to a higher cash balance as of August 31, 2004 combined with the elimination of notes payable to bank which related to Sunburst and Chase Canada.

Cash flow used in investing activities was primarily due to the acquisition of the Paper Tyger business for $702,000, and purchases of property, plant and equipment of $3,191,000, offset by a decrease in the cash surrender value of life insurance policies as a result of cash payments received on Company owned policies.

Cash flow provided by financing activities was primarily due to cash received from (a) new debt agreements entered into which helped finance the purchase of manufacturing equipment for the Company's Taylorsville, North Carolina plant, the Paper Tyger acquisition, and cash paid for the repurchase of common stock from the Edward L. Chase Revocable Trust (the "Trust"), and (b) proceeds from exercise of common stock options. This was offset by payments on long-term debt and dividends paid.

On December 3, 2003, the Company paid a cash dividend totaling approximately $1,255,000 on its common stock. The cash dividend of $0.31 per share was paid to shareholders of record on October 31, 2003.

In December 2003, concurrent with its sale of Sunburst, the Company purchased 250,000 shares of common stock held by the Trust for $3,255,000.

In December 2003, the Company acquired the assets of Paper Tyger for $702,000 with additional contingent payments to be made by the Company if certain revenue and product margin targets are met with respect to the Paper Tyger products over the next three years.

In December 2003, the Company increased its total available credit under its credit facility with its primary bank from a maximum of $6 million to $7 million. The Company continues to have long-term unsecured credit available up to a maximum amount of $7 million at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or "Eurodollar rate" plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent. The weighted average interest rate of outstanding balance on this credit facility was 3.32% at August 31, 2004. The Company had $3.7 million in available credit at August 31, 2004 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2005. This long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2006) although it is intended that it will continue to be renewed. As of October 31, 2004, the Company had $2.9 million in available credit under this credit facility.

Under the terms of the Company's credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2004.

In January 2004, the Company purchased manufacturing equipment totaling $2,460,000. The Company utilized this manufacturing equipment to begin manufacturing operations at a newly leased facility in Taylorsville, North Carolina.

In January 2004, to finance the purchase of the above manufacturing equipment, the Company entered into a loan agreement in the amount of $2.3 million with Citizen's Bank of Massachusetts. The interest rate on the loan is either (i) the Prime Rate or (ii) the LIBOR plus applicable margin as defined in the loan agreement. The Company may elect either interest rate option upon any interest payment date during the term of the loan. The Company is required to make monthly interest payments plus quarterly principal payments in the amount of $143,750 each quarter beginning in April 2004. The loan matures on January 8, 2008 and may be prepaid at any time during the term of the loan.

On August 31, 2004, the Board of Directors and, separately, the Audit Committee of the Company approved the amendment of the 1995 restricted stock agreement between the Company and Mr. Peter R. Chase, the Company's CEO and President, to among other things, permit Mr. Chase the right to tender a portion of his 250,000 restricted shares ("Shares") (valued at fair market value on the vesting date) to the Company to satisfy the minimum tax withholding obligations of the Company with respect to the vesting of the Shares. The Company's minimum tax withholding obligation for Mr. Chase upon the vesting of the shares was equal to approximately 31.5% of the fair market value of the shares on the vesting date.

The 250,000 Shares held by Mr. Chase vested subsequent to the 2004 fiscal year end on September 6, 2004. Mr. Chase tendered 79,375 shares to the Company on September 6, 2004 in satisfaction of the approximately $1.3 million minimum withholding obligation with respect to the vesting of the Shares, which was paid by the Company in cash.

On October 18, 2004, the Company announced a cash dividend of $0.35 per share (totaling approximately $1,314,000) to shareholders of record on October 29, 2004 and payable on December 1, 2004.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the Company's financial and cash flow projections of its potential acquisitions.

The Company does not have any significant off balance sheet arrangements.

The Company has no significant capital commitments in fiscal 2005 but plans on adding additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its manufacturing plants. Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2005, which are complementary to its business. The Company believes that its existing resources, including its credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurances that such financing will be available at favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company's contractual cash obligations at August 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1-3 Years	Payments Due 4-5 Years	Payments After 5 Years
Long-term debt	$11,162,821	$2,820,253	$7,505,068	$837,500	$—
Operating leases	1,914,823	431,856	548,509	554,458	380,000

	$13,077,644	$3,252,109	$8,053,577	$1,391,958	$380,000

Recently Issued Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft No. 1102-100, Proposed Statement of Financial Accounting Standards-Share-Based Payment, effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. The exposure draft is proposed to supercede SFAS 123, which allowed for footnote disclosure of this expense. Currently, the Company uses the Black-Scholes model to calculate the proforma option expense for footnote disclosure only. The Company's proforma expense calculated for this disclosure was $868,301, $1,240,545, and $1,244,443 for the years ended August 31, 2004, 2003, and 2002, respectively. The Company is currently evaluating its share-based employee compensation programs and the impact of this proposed pronouncement on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. EITF Issue No. 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force on EITF Issue No. 03-6 were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. The Company has reviewed the issue and concluded that it has no participating securities as defined by EITF Issue No. 03-6.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of certain variable interest entities. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other monetary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. This interpretation requires the primary beneficiary of a variable interest entity, and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary, to make certain disclosures about the variable interest entity.

Application of this interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this pronouncement did not have any impact on the consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, Employers Disclosures about Pensions and Other Post-Retirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. Disclosure of the estimated future benefit payments is effective for fiscal years ending after June 14, 2004. See Note 10 for disclosures regarding the Company's defined benefit pension plans.

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The adoption of this statement did not have an impact on the Company s consolidated financial statements.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. The Company believes that there will not be a material impact to the adoptions of this EITF issue.

Critical Accounting Policies, Judgments, and Estimates

The U.S. Securities and Exchange Commission ("SEC") requires companies to provide additional disclosure and commentary on their most critical accounting policies. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most significant estimates and judgments in the preparation of its consolidated financial statements. The Company's critical accounting policies are described below.

Accounts Receivable

The Company evaluates the collectibility of accounts receivable balances based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to it, a specific allowance against amounts due to the Company is recorded, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and its historical experience. If the financial condition of the Company's customers deteriorates or if economic conditions worsen, additional allowances may be required in the future, which could have an adverse impact on the future operating results of the Company.

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

Investment in Joint Venture

The Company has an investment in a joint venture related to an area of the Company's strategic focus. The Company accounts for this investment using the equity method of accounting. In assessing the recoverability of this investment, the Company must make certain assumptions and judgments based on changes in the Company's overall business strategy, the financial condition of the joint venture, market conditions and the industry and economic environment in which the entity operates. Adverse changes in market conditions or poor operating results of the joint venture could result in losses or an inability to recover the carrying value of the investment, thereby requiring an impairment charge in the future. (See notes to consolidated financial statements)

Goodwill, Intangible Assets, and Other Long-Lived Assets

Long-lived assets consist of goodwill, identifiable intangible assets, trademarks, patents and agreements and property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. The Company reviews long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is also reviewed at least annually for impairment. Factors which the Company considers important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, and significant negative industry or economic trends. The Company determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time. (See notes to consolidated financial statements)

The estimates of expected cash flows require the Company to make significant judgments regarding future periods that are subject to some factors outside of the Company's control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Revenue Recognition

The Company recognizes revenue at the time of shipment which is typically when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. The Company analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income. Commissions are recognized based on commission statements received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

Deferred Income Taxes

The Company evaluates the need for a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Impact of Inflation

Inflation has not had a significant long-term impact on earnings. In the event of significant inflation, the Company's efforts to recover cost increases would be hampered as a result of the competitive nature of the industries in which it operates.

Forward-Looking Information

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; technological developments; performance issues with suppliers and subcontractors; economic growth; delays in testing of new products; rapid technology changes and the highly competitive environment in which the Company operates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Risk Factors

The Company currently operates in a mature market where increases or decreases in market share could be significant. The Company's sales and net income are dependent on recurring sales from a consistent and established customer base. Organic growth opportunities are minimal; however, the Company has and will continue to use strategic acquisitions as a means to build and grow the business.

The Company's business strategy includes the pursuit of strategic acquisitions. From time to time, the Company engages in discussions with potential target companies concerning potential acquisitions. In executing its acquisition strategy, the Company may be unable to identify suitable acquisition candidates. In addition, the Company may face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

Item 7a—Quantitative and Qualitative Disclosures about Market Risk

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results.

The Company limits the amount of credit exposure to any one issuer. At August 31, 2004, other than the Company's restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company's funds were in demand deposit accounts. If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

During fiscal 2004, the Company had very limited currency exposure since all invoices were denominated in US dollars except for invoices from the Company's Canadian operations to Canadian customers. Historically, the Company has maintained minimal cash balances in Canada and, other than the currency conversion effects on the fixed assets in Canada which were deferred and recorded directly in equity due to the Canadian dollar being designated as the functional currency, and reported in the Statement of Changes in Equity, there were no significant assets held in foreign currencies. During fiscal 2004, the Company closed its Canadian operations. As of August 31, 2004, there were no cash balances or any other assets maintained in Canada or any other foreign geographic area. The Company does not engage in hedging activities. Foreign currency transaction gains or losses have not been material.

The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

Item 8—Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Chase Corporation are filed as part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Chase Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2004, and the results of their operations and their cash flows for the year ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
October 18, 2004

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of
Directors of Chase Corporation
Bridgewater, Massachusetts

We have audited the consolidated balance sheet of Chase Corporation and subsidiaries as of August 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the two year period ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Corporation and subsidiaries at August 31, 2003, and the consolidated results of their operations and cash flows for each year in the two year period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ LIVINGSTON & HAYNES, P.C.

Wellesley, Massachusetts
October 24, 2003

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31,
	2004	2003
ASSETS
Current Assets:
Cash	$1,405,812	$166,562
Accounts receivable, less allowance for doubtful accounts of $227,056 and $324,627	12,004,031	12,271,719
Inventories	12,227,095	10,670,520
Prepaid expenses and other current assets	925,385	426,537
Deferred income taxes	210,678	223,790

Total current assets	26,773,001	23,759,128
Property, plant and equipment, net	17,488,538	17,317,212
Other Assets
Goodwill	7,932,871	8,581,731
Intangible assets, less accumulated amortization of $1,235,964 and $1,086,819	976,895	553,905
Cash surrender value of life insurance	4,127,894	4,779,311
Deferred tax assets	—	412,125
Investment in joint venture	725,562	1,284,595
Restricted investments	1,222,711	1,037,118
Other assets	9,880	8,750

	$59,257,352	$57,733,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$5,477,993	$5,246,462
Notes payable to bank	—	1,476,157
Accrued payroll and other compensation	1,658,662	1,395,392
Accrued expenses	1,297,801	649,342
Accrued pension expense—current	391,509	547,356
Income taxes payable	—	781,413
Current portion of long-term debt	2,820,253	2,359,549

Total current liabilities	11,646,218	12,455,671
Long-term debt, less current portion	8,342,568	6,005,172
Deferred compensation	1,222,711	1,037,118
Accrued pension expense	919,349	626,416
Deferred income taxes	146,646	—

Commitments and Contingencies (Note 6, 8, and 18)
Stockholders' Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 10,000,000 shares; 5,342,939 in 2004 and 5,135,901 in 2003 issued; 3,773,949 in 2004 and 4,047,317 in 2003 outstanding	534,294	513,590
Additional paid-in capital	6,428,284	4,342,224
Treasury stock, at cost, 1,568,990 in 2004 and 1,088,584 in 2003 shares of common stock	(10,942,690)	(4,687,565)
Accumulated other comprehensive (loss)	(4,866)	(151,014)
Retained earnings	40,964,838	37,592,263

Total stockholders' equity	36,979,860	37,609,498

Total liabilities and stockholders' equity	$59,257,352	$57,733,875

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2004	2003	2002
Revenue
Sales	$85,887,635	$73,628,760	$68,473,166
Royalty and commissions	1,196,009	936,890	874,339

	87,083,644	74,565,650	69,347,505

Costs and Expenses
Cost of products and services sold	61,748,527	51,647,526	49,223,636
Selling, general and administrative expenses	15,887,050	14,610,288	13,353,714
Loss on impairment of goodwill	579,182	—	—

	8,868,885	8,307,836	6,770,155
Interest (expense)	(345,918)	(381,475)	(516,849)
Other income (expense)	(13,316)	49,467	85,072

Income before income taxes and minority interest	8,509,651	7,975,828	6,338,378
Income taxes	3,408,200	2,658,112	1,995,062

Income before minority interest	5,101,451	5,317,716	4,343,316
Loss on impairment of unconsolidated joint venture	(500,000)	—	—
Income (loss) from unconsolidated joint venture	25,965	(60,000)	120,000

Net income	$4,627,416	$5,257,716	$4,463,316

Net income per common and common equivalent share
Basic	$1.22	$1.30	$1.10
Diluted	$1.16	$1.25	$1.08
Weighted average shares outstanding
Basic	3,787,023	4,047,317	4,040,210
Diluted	4,005,011	4,220,804	4,142,444

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital				Retained Earnings	Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount		Shares	Amount
Balance at August 31, 2001	5,094,389	$509,439	$3,721,442	1,088,584	$(4,687,565)	$(213,002)	$30,406,446	$29,736,760
Exercise of stock options	1,512	151	(151)					—
Stock based compensation			98,496					98,496
Cash dividend paid, $.36 per share							(1,442,290)	(1,442,290)
Common stock issued for acquisition of Tapecoat	40,000	4,000	424,000					428,000
Currency translation adjustment						86		86	$86
Net income							4,463,316	4,463,316	4,463,316

Comprehensive income									4,463,402

Balance at August 31, 2002	5,135,901	513,590	4,243,787	1,088,584	(4,687,565)	(212,916)	33,427,472	33,284,368
Stock based compensation			98,437					98,437
Cash dividend paid, $.27 per share							(1,092,925)	(1,092,925)
Currency translation adjustment						61,902		61,902	61,902
Net income							5,257,716	5,257,716	5,257,716

Comprehensive income									5,319,618

Balance at August 31, 2003	5,135,901	$513,590	$4,342,224	1,088,584	$(4,687,565)	$(151,014)	$37,592,263	$37,609,498
Exercise of stock options	207,038	20,704	1,409,683					1,430,387
Stock based compensation			98,426					98,426
Tax benefit from exercise of stock options			577,951					577,951
Acquisition of common stock				250,000	(3,255,125)			(3,255,125)
Common stock received for sale of Sunburst				230,406	(3,000,000)			(3,000,000)
Cash dividend paid, $.31 per share							(1,254,841)	(1,254,841)
Currency translation adjustment						151,014		151,014	151,014
Unrealized loss on marketable securities						(4,866)		(4,866)	(4,866)
Net income							4,627,416	4,627,416	4,627,416

Comprehensive income									$4,773,564

Balance at August 31, 2004	5,342,939	$534,294	$6,428,284	1,568,990	$(10,942,690)	$(4,866)	$40,964,838	$36,979,860

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,627,416	$5,257,716	$4,463,316
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from unconsolidated joint venture	(25,965)	60,000	(120,000)
Loss on impairment of unconsolidated joint venture	500,000	—	—
Loss on sale of equipment	73,860	—	—
Loss on impairment of goodwill	579,182	—	—
Depreciation	1,839,526	2,073,996	1,690,317
Amortization	149,145	100,080	97,047
Provision for losses on trade receivables	396,697	493,976	23,231
Stock issued for compensation	98,426	98,437	98,496
Tax benefit from exercise of stock options	577,951	—	—
Deferred taxes	571,883	157,252	(71,537)
Increase (decrease) from changes in assets and liabilities
Proceeds from notes receivable	—	—	147,000
Accounts receivable	(1,107,604)	(1,035,767)	2,407,560
Inventories	(3,334,127)	1,328	1,087,531
Prepaid expenses & other assets	(499,978)	176,225	(19,900)
Accounts payable	525,266	(108,445)	(323,243)
Accrued expenses	1,142,020	423,342	(1,419,664)
Income taxes payable	(781,413)	(84,919)	678,266
Deferred compensation	185,593	154,600	145,431

Net cash provided by operating activities	5,517,878	7,767,821	8,883,851

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,190,691)	(880,012)	(3,138,063)
Purchases of intangible assets	(212,135)	—	—
Payments for acquisitions, net of cash acquired	(702,125)	(5,032,000)	—
Proceeds from sale of equipment	15,000	—	—
Investment in restricted investments	(185,593)	(154,600)	(145,431)
Investment in subsidiaries	—	—	(41,209)
Investment in minority interests	—	(20,000)	(145,352)
Return of capital of minority interests	84,998	—	—
Decrease (increase) in net cash surrender value of life insurance, net	651,417	(320,144)	(666,652)

Net cash (used in) investing activities	(3,539,129)	(6,406,756)	(4,136,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	23,945,142	10,500,000	8,997,783
Payments of principal on debt	(21,008,907)	(10,882,495)	(11,783,976)
Net (payments) under line-of-credit	(596,155)	(48,167)	(238,860)
Dividend paid	(1,254,841)	(1,092,925)	(1,442,290)
Proceeds from exercise of common stock options	1,430,387	—	—
Repurchase of common stock	(3,255,125)	—	—

Net cash (used in) financing activities	(739,499)	(1,523,587)	(4,467,343)

INCREASE (DECREASE) IN CASH	1,239,250	(162,522)	279,801
CASH, BEGINNING OF PERIOD	166,562	329,084	49,283

CASH, END OF PERIOD	$1,405,812	$166,562	$329,084

See note 13 for supplemental cash flow information including non-cash financing and investing activities

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The principal accounting policies of Chase Corporation ("the Company") and its subsidiaries are as follows:

Products and Markets

The Company's principal products are protective coatings and tape products that are sold in national and international markets. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes, which are marketed to wire and cable manufacturers and public utilities; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood, which are sold to oil companies, gas utilities and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities; (iv) moisture protective coatings, which are sold to the electronics industry; and (v) laminated, durable papers which are produced and sold primarily to the envelope converting and commercial printing industries. The Company's Electronics Manufacturing Services segment provides assembly and contract manufacturing services to the electronics industry.

Basis of Presentation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in unconsolidated companies which are at least 20% owned are carried under the equity method since acquisition or investment. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the functional currency for financial reporting.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits. For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less from acquisition date to be cash equivalents. The Company's cash balances held in foreign currencies are in Canadian dollars and are immaterial as of August 31, 2004 and 2003.

Accounts Receivable

The Company evaluates the collectibility of accounts receivable balances based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to it, a specific allowance against amounts due to the Company is recorded, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and its historical experience. Receivables are written off against these reserves in the period they are determined to be uncollectible.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out (FIFO) method. The Company estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions and records reserves to reduce inventories to their net realizable value based on the results of these evaluations.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The Company evaluates the possible impairment of goodwill annually each fourth quarter, and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. The Company evaluates the potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, the Company measures the amount of such impairment by comparing the implied fair value of the goodwill to its carrying value.

Intangible Assets

Intangible assets consist of patents, agreements, customer relationships and trademarks. The Company capitalizes costs related to patent applications and technology agreements. The costs of these assets are amortized using the straight-line method over the lesser of the useful life of the asset or its statutory life. Capitalized costs are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Investment in Joint Venture

From time to time, the Company makes investments in closely held companies. These investments are recorded on the equity method, to the extent the Company owns less than 50% of the entity, reflecting the Company's original investment and a proportional interest in the net operations of these companies since no public quotations exist for these investments. The carrying values of these investments are periodically reviewed for impairment based upon estimated fair market values. (See Note 14)

Restricted Investments and Deferred Compensation

The Company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's restricted investments and corresponding deferred compensation liability under the plan were $1,222,711 and $1,037,118 at August 31, 2004 and 2003, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in stockholders' equity.

Revenue Recognition

The Company recognizes revenue at the time of shipment, which is typically when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. The Company analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Commissions are recognized based on commission statements received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

Research and Product Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to approximately $1,200,000, $746,000 and $781,000 for the years ended August 31, 2004, 2003 and 2002, respectively.

Pension Plan

The projected unit credit method is utilized for measuring net periodic pension cost over the employee's service life.

Stock Based Compensation

The Company grants stock options to its employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" (SFAS 148). The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Other than grants to non-employee directors, the Company has not granted stock options to non-employees.

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

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Years Ended August 31,
	2004	2003	2002
Net income, as reported	$4,627,416	$5,257,716	$4,463,316
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(868,301)	(1,240,545)	(1,244,443)

Net income, pro forma	$3,759,115	$4,017,171	$3,218,873

Net income per share—as reported
Basic	$1.22	$1.30	$1.10
Diluted	$1.16	$1.25	$1.08
Net income per share—pro forma
Basic	$0.99	$0.99	$0.80
Diluted	$0.94	$0.95	$0.78

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended August 31, 2003 and 2002. There were no options granted during fiscal year ended August 31, 2004.

	2004	2003	2002
Expected Dividend yield	N/A	3.0%	3.0%
Expected life	N/A	5 years	5 years
Expected volatility	N/A	137.0%	132.0%
Risk-free interest rate	N/A	3.0%	3.0%

Translation of Foreign Currency

The financial position and results of operations of the Company's Canadian division are measured using the Canadian dollar as the functional currency. Revenues and expenses of the division have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses were being deferred as a separate component of shareholders' equity, until the sale or liquidation of the underlying foreign investment, however previously recorded unrealized translation losses of $151,000 were realized in fiscal 2004 in connection with the closing of the Company's Canadian division. Aggregate foreign currency transaction, gains and losses, are included in determining net income. The amounts of transaction gains and losses were immaterial in 2004, 2003 and 2002.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, a deferred tax asset or liability is determined based upon the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Tax credits are recorded as a reduction in income taxes. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Recently Issued Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft No. 1102-100, Proposed Statement of Financial Accounting Standards-Share-Based Payment, effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. The exposure draft is proposed to supercede SFAS 123, which allowed for footnote disclosure of this expense. Currently, the Company uses the Black-Scholes model to calculate the proforma option expense for footnote disclosure only. The Company's proforma expense calculated for this disclosure was $868,301, $1,240,545, and $1,244,443 for the years ended August 31, 2004, 2003, and 2002, respectively. The Company is currently evaluating its share-based employee compensation programs and the impact of this proposed pronouncement on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. EITF Issue No. 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force on EITF Issue No. 03-6 were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. The Company has reviewed the issue and concluded that it has no participating securities as defined by EITF Issue No. 03-6.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of certain variable interest entities. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other monetary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. This interpretation requires the primary beneficiary of a variable interest entity, and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary, to make certain disclosures about the variable interest entity.

Application of this interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this pronouncement did not have any impact on the consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, Employers Disclosures about Pensions and Other Post-Retirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. Disclosure of the estimated future benefit payments is effective for fiscal years ending after June 14, 2004. See Note 10 for disclosures regarding the Company's defined benefit pension plans.

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The adoption of this statement did not have an impact on the Company s consolidated financial statements.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. The Company believes that there will not be a material impact to the adoptions of this EITF issue.

Note 2—Inventories

Inventories consist of the following as of August 31, 2004 and 2003:

	2004	2003
Raw materials	$6,353,577	$5,532,922
Finished and in process	5,873,518	5,137,598

Total Inventories	$12,227,095	$10,670,520

Note 3—Property, Plant and Equipment

Property, plant and equipment consist of the following as of August 31, 2004 and 2003:

	2004	2003
Property, Plant and Equipment
Land and improvements	$1,096,704	$1,096,704
Buildings	7,512,380	6,966,614
Machinery and equipment	24,636,228	26,027,108
Leasehold improvements	1,209,297	1,540,687
Construction in progress	510,774	53,232

	34,965,383	35,684,345
Accumulated depreciation	(17,476,845)	(18,367,133)

Property, plant and equipment, net	$17,488,538	$17,317,212

Note 4—Goodwill and Intangible Assets

Intangible assets subject to amortization consist of the following at August 31, 2004 and 2003:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2004
Patents and agreements	14.4 years	1,841,244	1,208,964	632,280
Customer lists and relationships	10.0 years	360,000	27,000	333,000
August 31, 2003
Patents and agreements	15.5 years	1,629,109	1,086,819	542,290

In addition to the intangible assets summarized above, the Company also has a corporate trademark with a carrying value of $11,615 and an indefinite life.

Aggregate amortization expense related to intangible assets for the years ended August 31, 2004, 2003 and 2002 was $149,145, $100,080 and $97,047, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2005	$141,100
2006	139,900
2007	139,900
2008	139,900
2009	116,000

$676,800

In accordance with the adoption of SFAS 142, the Company has identified two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit. These reporting units are also reportable segments (see Note 11). As discussed in Note 16, the Company recorded a $579,182 charge related to the impairment of goodwill as a result of its sale of its subsidiary, Sunburst Electronics Manufacturing Solutions, Inc. ("Sunburst"). Goodwill related to Sunburst, having a pre-impairment book value of $1,412,125, was written down to its fair value of $832,943. The adjusted fair value of the remaining goodwill related to Sunburst was eliminated from the Company's consolidated balance sheet as part of the accounting for the sale of Sunburst.

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2003	$1,170,718	$7,411,013	$8,581,731
Impairment of goodwill	—	(579,182)	(579,182)
Eliminate goodwill in connection with the sale of Sunburst	—	(832,943)	(832,943)
Acquisition of Paper Tyger	763,265	—	763,265

Balance at August 31, 2004	$1,933,983	$5,998,888	$7,932,871

Note 5—Cash Surrender Value of Life Insurance

The Company recognizes cash surrender value of life insurance policies, net of loans of $5,000 at August 31, 2004, secured by the policies, with the following carriers at August 31, 2004 and 2003.

	2004	2003
Security Life of Denver	$869,537	$844,166
Manufacturers' Life Insurance Company	1,121,813	1,368,778
Sun Life Assurance Company of Canada	682,108	749,091
Metropolitan Life Insurance	1,182,557	1,053,757
Other life insurance carriers	271,879	763,519

	$4,127,894	$4,779,311

Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds. In September 2004, the Company transferred the cash surrender value of life insurance policies with Security Life of Denver to John Hancock.

Note 6—Long-Term Debt and Notes Payable to Bank

Long-term debt consists of the following at August 31, 2004 and 2003:

Long Term Debt

	2004	2003
Note payable to bank at the Eurodollar rate plus 1.5% (weighted average rates of 3.32% and 2.63% at August 31, 2004 and 2003, respectively)	$3,100,000	$1,000,000
Term note payable to bank in 20 quarterly payments of $50,000 commencing 2001 with interest at the Eurodollar rate plus 1.5% in 2004 and 2003. Balance paid off in July 2004.	—	450,000
Equipment notes with monthly payments of $936 with interest at 6.00% and collateralized by printing equipment. Maturity date of November 2004	2,767	13,274
Equipment note with monthly payments of $6,308 with interest at 6.92% collateralized by manufacturing equipment. Maturity date of April 2006	124,513	189,615
Equipment note with monthly payments of $6,911 with interest at 8.06% collateralized by manufacturing equipment. Maturity date of August 2005	73,041	152,331
Various equipment notes with monthly payments of $21,448 with interest rates from 7.05% to 8.11%, collateralized by data processing and manufacturing equipment. Balance paid in full in fiscal 2004.	—	209,501
Term note payable to bank in 16 quarterly payments of $250,000 through October 2006 with interest at Eurodollar rate plus 1.5% (2.61% at August 31, 2003). Balance paid off in July 2004.	—	1,750,000
Term note payable to bank in 28 quarterly payments of $50,000 through December 2008 with interest at Eurodollar rate plus 1.5% (2.81% and 2.75% at August 31, 2004 and 2003, respectively)	800,000	1,100,000
Term note payable to bank in 20 quarterly payments of $200,000 through September 2008 with interest at the Eurodollar rate plus 1.5% (2.81% and 2.75% at August 31, 2004 and 2003, respectively)	2,700,000	3,500,000
Term note payable to bank in 16 quarterly payments of $150,000 through December 2007 with interest at Eurodollar rate plus 1.5%. (2.81% at August 31, 2004)	1,850,000	—
Term note payable to bank in 16 quarterly payments of $143,750 through January 2008 with interest at Eurodollar rate plus 1.5%. (3.07% at August 31, 2004)	2,012,500	—
Demand note payable to bank with interest at Eurodollar rate plus 1.5%. (3.08% at August 31, 2004)	500,000	—

	11,162,821	8,364,721
Less portion payable within one year classified as current	(2,820,253)	(2,359,549)

Long term debt, less current portion	$8,342,568	$6,005,172

As summarized as the first item in the table above, the Company has long-term unsecured credit available up to a maximum amount of $7,000,000 at the bank's base lending rate or, at the option of the Company, the effective London Interbank Offered Rate (LIBOR) or "Eurodollar rate" plus 1.5 percent, or the effective 30 day LIBOR rate plus 1.75 percent. The unused available long-term credit amounted to $3,742,000 and $5,000,000 at August 31, 2004 and

2003, respectively. This long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2006) although it is intended that it will continue to be renewed.

Under the terms of the Company's credit facility agreement, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2004 and 2003.

Future minimum principal payments on long-term debt for the next five years and thereafter are as follows:

Year ending August 31,
2005	$2,820,253
2006	5,330,068
2007	2,175,000
2008	837,500
2009	—
Thereafter	—

Total long-term debt	$11,162,821

The Company has a short-term credit facility at one half percent over prime (5.14% at August 31, 2003) with a Canadian bank collateralized by a $200,000 Canadian ($158,000 US as of August 31, 2004) letter of credit and due on April 1, 2005. The balance on this short term credit facility at August 31, 2004 was $0. In conjunction with the closing of the Company's Canadian facility, the short-term credit facility and letter of credit were cancelled on November 5, 2004.

The Company's Sunburst EMS subsidiary had a revolving line of credit collateralized by Sunburst's assets at the bank's base lending rate or, at the option of the Company, at the effective LIBOR or "Eurodollar" rate for ninety days plus 1.5 percent. The balance of this revolving line of credit at August 31, 2003 was $1,331,900. In fiscal year 2004, this line of credit and related outstanding balance was sold as part of the Company's sale of Sunburst to the Edward L. Chase Revocable Trust (See note 16).

Both facilities described above were classified as current liabilities and had a weighted average interest rate of 3.0% at August 31, 2003.

Note 7—Income Taxes

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended August 31, 2004, 2003, and 2002 are as follows:

	Year Ended August 31,
	2004	2003	2002
Federal income taxes at applicable statutory rates	$2,893,281	$2,711,782	$2,155,049
Adjustments resulting from the tax effect of:
State and local taxes net of federal tax effect	292,241	231,340	122,405
Increase in cash surrender value of life insurance	(113,361)	(118,406)	(159,342)
Goodwill impairment	196,922	—	—
Foreign tax credits	(66,656)	—	—
Other	205,773	(166,604)	(123,050)

Income tax provision	$3,408,200	$2,658,112	$1,995,062

The following table summarizes the tax effect of temporary differences on the Company's income tax provision:

	Year Ended August 31,
	2004	2003	2002
Current income tax provision	$2,836,317	$2,500,860	$1,923,525

Deferred provision (benefit):
Pension expense	(106,059)	(48,900)	42,052
Depreciation and amortization	645,970	387,580	(99,995)
Allowance for doubtful accounts	37,189	(13,851)	31,910
Deferred compensation	(107,084)	(96,154)	97,570
Reserves	(24,077)	55,606	—
Foreign tax credits	(66,656)	—	—
Other accrued expenses	192,600	(127,029)	—

Total deferred income tax provision	571,883	157,252	71,537

Total income tax provision	$3,408,200	$2,658,112	$1,995,062

The consolidated deferred tax assets (liabilities) of the Company as of August 31, 2004 and 2003 are as follows:

	2004	2003
Current deferred tax assets (liabilities)
Reserve for bad debt	$86,169	$123,358
Inventories	124,509	100,432

Total net current deferred tax assets	210,678	223,790

Non-current deferred tax assets (liabilities)
Pension accrual	349,232	243,173
Deferred compensation	800,437	693,353
Investments marked to market	—	161,600
Depreciation and amortization	(1,362,971)	(717,001)
Capital loss carryforwards	870,685	—
Foreign tax credits	66,656	—
Other	—	31,000

Total non-current deferred tax assets (liabilities) before valuation allowance	724,039	412,125

Valuation allowance	(870,685)	—

Total net non-current deferred tax assets (liabilities)	(146,646)	—

	$64,032	$635,915

In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $2.3M. This capital loss expires in 2008 and will be used to offset capital gains generated by the Company in future periods. As of August 31, 2004, management has concluded that it is more likely than not that the Company will not realize the benefit of this capital loss carryforward and thus the deferred tax asset has been offset by a full valuation allowance.

Note 8—Operating Leases

The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2004:

Year ending August 31,
2005	$431,856
2006	278,828
2007	269,681
2008	274,104
2009	280,354
2010 and thereafter	380,000

Total future minimum lease payments	$1,914,823

Total rental expense for all operating leases amounted to approximately $435,000, $442,000 and $551,000 for the years ended August 31, 2004, 2003 and 2002, respectively.

Note 9—Benefits and Pension Plans

401(K) PLAN

The Company has a deferred compensation plan adopted pursuant to Section 401 (k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of their salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary. The Company's contribution expense was $224,000, $229,000, and $190,000 for the years ended August 31, 2004, 2003 and 2002, respectively.

Non-Qualified Deferred Savings Plan

The Company has a non-qualified deferred savings plan covering directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $1,222,711 and $1,037,118 at August 31, 2004 and 2003, respectively.

Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all employees of certain businesses of the Company. Net periodic pension cost was $684,442, $620,942 and $512,285, for the fiscal years ended August 31, 2004, 2003 and 2002, respectively. The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with a trust company.

The details of the Company's pension plans for the years ended August 31, 2004, 2003 and 2002 are as follows:

	Year Ended August 31,
	2004	2003	2002
Change in benefit obligation
Projected benefit obligation at beginning of year	$7,203,987	$6,713,690	$6,276,332
Service cost	372,292	342,611	325,309
Interest cost	574,860	521,240	479,131
Amendments	—	—	—
Actuarial (gain)/loss	273,512	(20,532)	(229,743)
Benefits paid	(602,823)	(353,022)	(137,339)

Projected benefit obligation at end of year	7,821,828	7,203,987	6,713,690

Change in plan assets
Fair value of plan assets at beginning of year	4,177,546	3,771,456	3,875,057
Actual return on plan assets	308,242	351,956	(320,119)
Employer contribution	547,356	407,156	353,857
Benefits paid	(602,823)	(353,022)	(137,339)

Fair value of plan assets at end of year	4,430,321	4,177,546	3,771,456

Funded status	(3,391,507)	(3,026,441)	(2,942,234)
Unrecognized net actuarial (gain)/loss	1,406,538	1,086,087	1,120,733
Unrecognized prior service cost	674,111	766,582	861,515

(Accrued) benefit cost	$(1,310,858)	$(1,173,772)	$(959,986)

Weighted average assumptions as of August 31,
Discount rate	6.5%	8.0%	8.0%
Expected return on assets	9.3%	10.0%	10.0%
Rate of compensation increase	4.0%	5.0%	5.0%
Components of net periodic benefit cost
Service cost	372,292	$342,611	$325,309
Interest cost	574,860	521,240	479,131
Expected return on plan assets	(401,742)	(378,188)	(389,942)
Amortization of prior service cost	92,471	94,933	94,933
Recognized net (gain)/loss	46,561	40,346	2,854

Net periodic benefit cost	$684,442	$620,942	$512,285

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$5,796,168	$4,918,303	$4,564,077
Projected benefit obligations	7,821,828	7,203,987	6,713,690
Plan assets at fair value	4,430,321	4,177,546	3,771,456

Funded status	$(3,391,507)	$(3,026,441)	$(2,942,234)
Unrecognized net (gain)/loss	1,406,538	1,086,087	1,120,733
Unrecognized prior service cost	674,111	766,582	861,515

(Accrued) pension expense	$(1,310,858)	$(1,173,772)	$(959,986)

Amounts recognized in the Balance Sheets as of August 31, 2004 and 2003 are as follows:

	2004	2003
Accrued benefit liability	$(1,481,154)	$(1,173,772)
Intangible asset	170,296	—

(Accrued) benefit cost	$(1,310,858)	$(1,173,772)

Assumptions

Weighted-average assumptions used to determine benefit obligations at August 31, 2004 and 2003 are as follows:

	2004	2003
Discount rate	6.5%	8.0%
Rate of compensation increase	4.0%	5.0%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2004 and 2003 are as follows:

	2004	2003
Discount rate	8.0%	8.0%
Expected long-term return on plan assets	9.5%	10.0%
Rate of compensation increase	5.0%	5.0%

Plan Assets

The defined benefit plan for Chase employees had the following target allocation and weighted-average asset allocations as of August 31, 2004 and 2003.

		Percentage of Plan Assets
Asset Category	Target Allocation	August 31, 2004	August 31, 2003
Equity securities	60%	59%	57%
Debt securities	40%	41%	43%
Real estate	0%	0%	0%
Other	0%	0%	0%

Total	100%	100%	100%

The investment policy for the Pension Plan for Employees of Chase Corporation is based on ERISA standards for prudent investing. The goal is to maximize returns while limiting volatility. The Plan assets are invested in a diversified mix of United States equity and fixed income securities. The current asset allocation is 59% U.S. equity and 41% fixed income. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style.

Estimated Future Benefit Payments

The following pension benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years.

Year ending August 31,	Pension Benefits
2005	$1,265,338
2006	135,945
2007	984,361
2008	251,942
2009	145,098
2010—2014	$6,031,064

The Company contributed $547,356 in the current fiscal year to fund its obligations under the pension plan. The Company expects to contribute $391,509 to the qualified plan in the fiscal year ended August 31, 2005.

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

Note 10—Stock Options

1995 Stock Option Plan

Effective July 18, 1995, the Company adopted, and the stockholders subsequently approved, a stock award plan (the "1995 Plan") which permit the issuance of common stock options to selected employees. The 1995 Plan reserves 450,000 shares of common stock for grant.

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

Restricted Stock Agreement

The Board of Directors granted 250,000 shares of restricted common stock to the Company's President and CEO, Mr. Peter R. Chase. The fair market value of the Company's common stock was $3.375 on the date of grant (July 18, 1995). Compensation expense of approximately $98,000 per year was being recognized over the vesting period (nine years) of the restricted stock grant. Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all the rights of a shareholder.

Under the terms of the original Stock Agreement, Mr. Chase was granted an aggregate of 250,000 shares of restricted stock (the "Shares") that were to vest on September 6, 2004. The Stock Agreement grants the Company a right of first refusal with respect to any proposed sale or transfer of the Shares by Mr. Chase after the vesting date. In addition, the original Stock Agreement had granted Mr. Chase the right to put to the Company all or part of the Shares during the 180-day period after the vesting date and during each 90-day period after the first, second, and third anniversaries of the vesting date. The purchase price for the put option was calculated based upon the average trading price of the Company's common stock over the 60-day period beginning 30 days prior to the exercise of the put option and ending 30 days after such exercise.

On August 31, 2004, the Board of Directors and, separately, the Audit Committee of the Company approved the amendment of the Stock Agreement between the Company and Mr. Chase to eliminate the put option and to include a provision that permits Mr. Chase the right to tender a portion of the Shares (valued at fair market value on the vesting date) to the Company to satisfy the minimum tax withholding obligations of the Company with respect to the vesting of the Shares. Furthermore, the Company has agreed to waive its right of first refusal with respect to any sale or transfer of the Shares by Mr. Chase within six months after the vesting date. The Company's minimum tax withholding obligation for Mr. Chase upon the vesting of the shares was equal to approximately 31.5% of the fair market value of the shares on the vesting date.

The entire grant of 250,000 Shares vested subsequent to fiscal year end on September 6, 2004. Mr. Chase tendered 79,375 shares of the restricted stock on September 6, 2004 in order to satisfy the minimum tax withholding obligations of the Company with respect to the vesting of the Shares.

2001 Senior Management Stock Plan and the 2001 Non-Employee Director Stock Option Plan

Effective October 9, 2002, the Company adopted, and the stockholders subsequently approved, the 2001 Senior Management Stock Plan and the 2001 Non-Employee Director Stock Option Plan (the "2001 Plans"). The 2001 Plans reserve 750,000 and 90,000 shares of the Company's common stock for grants related to the Senior Management Stock Plan and Non-Employee Director Stock Option Plan, respectively.

Under the terms of the Senior Management Stock Plan, options may be granted in the form of incentive stock options, non-qualified stock options and restricted stock. Options granted under the Non-Employee Director Stock Option Plan will be issued as non-qualified stock options. Options granted under the 2001 Plans generally vest over a period ranging from three to five years and expire after ten years.

The following table summarizes information about stock options outstanding as of August 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.38	151,855	1 year	$3.38	151,855	$3.38
$10.50-11.55	522,962	7 years	10.69	407,990	10.65

	674,817	5.6 years	$9.05	559,845	$8.68

A summary of the transactions of the Company's stock option plans for the years ended August 31, 2004, 2003 and 2002 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Outstanding at August 31, 2001	12,500	$8.20	261,855	$3.64
Granted	85,000	10.50	585,000	10.80
Exercised	(2,500)	4.63	—	—

Outstanding at August 31, 2002	95,000	10.26	846,855	8.58
Granted	—	—	45,000	10.50
Exercised	—	—	—	—
Forfeited or cancelled	—	—	(45,000)	10.50

Outstanding at August 31, 2003	95,000	10.26	846,855	8.58
Granted	—	—	—	—
Exercised	(25,000)	9.60	(182,038)	6.54
Forfeited or cancelled	(10,000)	10.50	(50,000)	11.58
Outstanding at August 31, 2004	60,000	$10.50	614,817	$8.94

Options exercisable at August 31, 2004	60,000	$10.50	499,845	$8.46

The weighted average grant date fair value of options granted in the years ended August 31, 2003 and 2002 was $9.28 and $9.09 per share, respectively. There were no options granted in the year ended August 31, 2004. All stock option plans have been approved by the Company's stockholders.

Excluding the common stock currently reserved for issuance upon exercise of the 674,817 outstanding options as summarized in the table above, there are 225,000 shares of common stock available for future issuance under the Company's equity compensation plans.

Note 11—Segment Data

The Company operates in two business segments, a Specialized Manufacturing segment and an Electronic Manufacturing Services segment. Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services. Electronic Manufacturing Services include printed circuit board and electro-mechanical assembly services for the electronics industry. The Company evaluates segment performance based upon income before income taxes and minority interest.

The following table summarizes information about the Company's segments:

	Years Ended August 31,
	2004		2003	2002
Revenues from external customers
Specialized Manufacturing	$69,448,718		$56,607,517	$50,297,239
Electronic Manufacturing Services	17,634,926		17,958,133	19,050,266

Total	$87,083,644		$74,565,650	$69,347,505

Income before income taxes and minority interest
Specialized Manufacturing	$11,082,398		$10,509,697	$9,216,420
Electronic Manufacturing Services	2,065,031	*	1,424,625	396,294

Total for reportable segments	13,147,429		11,934,322	9,612,714
Corporate and Common Costs	(4,637,778)		(3,958,494)	(3,274,336)

Total	$8,509,651		$7,975,828	$6,338,378

	As of August 31,
	2004	2003
Total assets
Specialized Manufacturing	$38,078,812	$30,784,699
Electronic Manufacturing Services	10,228,259	17,521,618

Total for reportable segments	48,307,071	48,306,317
Corporate and Common Assets	10,950,281	9,427,558

Total	$59,257,352	$57,733,875

*
Electronic Manufacturing Services segment in fiscal 2004 includes loss on impairment of goodwill of $579,182.

Note 12—Export Sales and Foreign Operations

Export sales from continuing domestic operations to unaffiliated third parties were $8,964,000, $5,459,000 and $4,504,000 for the years ended August 31, 2004, 2003 and 2002, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues from continuing operations. The Company's Canadian operations accounted for 1.0%, 2.0% and 3.4% of consolidated sales for the years ended August 31, 2004, 2003 and 2002, respectively, and 0.0%, 1.4% and 1.3% of total assets as of August 31, 2004, 2003 and 2002, respectively.

During fiscal 2004, 2003 and 2002, no one customer accounted for sales in excess of 10%.

Note 13—Supplemental Cash Flow Data

Supplemental cash flow information for the years ended August 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Income taxes paid	$3,769,272	$2,382,997	$1,768,853

Interest paid	$322,520	$390,274	$466,788

Non-cash Investing and Financing Activities
Acquisition of Paper Tyger
Current assets	$262,629
Intangible assets	360,000
Goodwill	763,265
Accounts payable	(672,281)
Acquisition costs	(11,488)

Cash provided through operating cash and increase in long-term debt	$(702,125)

Sale of Sunburst Electronic Manufacturing Solutions, Inc. subsidiary
Accounts receivables	$(1,053,983)
Inventories	(1,964,793)
Property, plant and equipment	(1,237,127)
Accounts payable and accrued expenses	1,070,709
Notes payable and line of credit	1,018,137
Elimination of goodwill associated with Sunburst	(832,943)

Consideration received in the form of 230,406 shares of Chase Corporation common stock	$3,000,000

Acquisition of certain assets of Facile, Inc.
Accounts receivables		$710,603
Inventories		1,154,309
Property, plant and equipment		3,317,088
Acquisition costs		(150,000)

Cash provided through operating cash and increase in long-term debt		$(5,032,000)

Acquisition of Tapecoat
Fair value of assets acquired—Tapecoat			$7,140,979
Common stock issued			(428,000)
Liabilities assumed			(1,285,762)

Cash paid through an offsetting increase in long-term debt			$(5,427,217)

Note 14—Investment in Joint Venture

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. Chase Corporation owned a 42% interest in the joint venture at August 31, 2004 and 2003.

In accordance with the Company's accounting policies, the carrying value of this asset is reviewed periodically to determine if an impairment exists. In November 2003 (the Company's first fiscal quarter of fiscal 2004), the Company recorded an impairment charge of $500,000 related to the Company's investment in SGI due to changes in SGI's projected future cash flows as a result of delays in distributing a key product. Additionally, there were increased competitive pressures in the market resulting from the merger between a competitor and a significant customer of SGI during the Company's first fiscal quarter. This impairment charge was determined based upon an updated understanding of SGI's businesses through discussions with SGI's majority shareholder as well as an analysis of SGI's projected future cash flows.

Note 15—Acquisitions

Tapecoat

Effective November 1, 2001, the Company acquired the assets and operations of Tapecoat, a division of TC Manufacturing Inc. of Evanston, Illinois, a provider of protective coatings for the transportation, marine and geo-synthetics industries and for underground oil, gas and water pipelines. Cash was provided through operating cash and borrowings under the Company's credit facility.

The purchase price was allocated based on the fair value of the acquired assets as follows:

Accounts receivables	$1,368,831
Inventories	1,646,335
Property, plant and equipment	4,120,000
Current liabilities	(1,279,949)

Total purchase price	$5,855,217

Facile, Inc.

On February 12, 2003, Chase Facile, Inc. ("Chase Facile"), a wholly-owned subsidiary of the Company, acquired certain assets of Facile, Inc. ("Facile") for $5,032,000 (including $150,000 of acquisition costs) from Facile and Facile's lender. The acquired assets consisted principally of equipment, inventory and receivables. The effective date for this acquisition for accounting purposes was February 1, 2003, and the results of Paper Tyger have been included in the Company's financial results since then. The Company intends to use the acquired assets substantially in the same manner as they were used prior to the acquisition by Chase Facile. Cash was provided through operating cash and borrowings under the Company's credit facility.

The purchase price was allocated based on the fair value of the acquired assets as follows:

Accounts receivables	$710,603
Inventories	1,154,309
Property, plant and equipment	3,317,088
Acquisition costs	(150,000)

Total purchase price	$5,032,000

Paper Tyger

In December 2003, the Company acquired the assets of Paper Tyger, LLC ("Paper Tyger"), headquartered in Middlefield, Connecticut. The Paper Tyger business manufactures and markets laminated, durable papers produced with patented technology. Paper Tyger's products, marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries. Chase Corporation currently performs laminating services for Paper Tyger at its facility in Webster, Massachusetts. The total purchase price for this acquisition was $702,125 with additional contingent payments to be made by the Company annually for the next three years, if certain revenue and product margin targets are met with respect to the Paper Tyger products over the three years ending November 30, 2006. The additional contingent payments will be recorded as goodwill in accordance with SFAS 141.

The primary reason for the Company's purchase of the Paper Tyger business was due to (a) synergies between the manufacturing of Paper Tyger products and the manufacturing process for the Company's existing Coating & Laminating products and (b) the benefit that the Company's sales and marketing team and research and development capabilities will have on enhancing future growth of the Paper Tyger business. The effective date for this acquisition for accounting purposes was December 1, 2003 and the results of Paper Tyger have been included in the Company's financial results since then. The purchase price was funded through operating cash and borrowings under the Company's credit facility.

The allocation of the purchase price, including direct costs of the acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$262,629
Accounts payable	(672,281)
Acquisition costs	(11,488)
Intangible assets—customer lists	360,000
Goodwill	763,265

Total purchase price	$702,125

All assets, including goodwill, acquired as part of Paper Tyger are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are being amortized over a period of 10 years. Goodwill associated with this acquisition totaling $763,265 will be deducted for income tax purposes over 15 years.

All acquisitions have been accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

Manufacturing Equipment

In January 2004, the Company purchased certain manufacturing equipment totaling $2,460,000. Certain of this equipment is currently classified as construction in process but will be placed into service over the next six months as manufacturing production increases at the Company's newly leased facility in Taylorsville, North Carolina. The leased facility comprises approximately 50,000 square feet of manufacturing and warehouse space. The lease term is twenty- four months with rent of $10,023 per month. This new operating facility is part of the Company's Specialized Manufacturing segment.

In January 2004, to finance the purchase of the above manufacturing equipment, the Company entered into a loan agreement in the amount of $2.3 million with Citizen's Bank of Massachusetts. The interest rate on the loan is either (i) the Prime Rate or (ii) the LIBOR plus applicable margin as defined in the loan agreement. The Company may elect either interest rate option upon any interest payment date during the term of the loan. The Company is required to make monthly interest payments plus quarterly principal payments in the amount of $143,750 each quarter beginning in April 2004. The loan matures on January 8, 2008 and may be prepaid at any time during the term of the loan (see Note 6).

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the years ended August 31, 2004, 2003 and 2002 assume that the acquisition of Tapecoat occurred as of September 1, 2001.

	2004	2003	2002
Revenue	$87,084,000	$74,566,000	$71,011,000
Net income	4,627,000	5,258,000	4,511,000
Net income per share—Basic	1.22	1.30	1.11
Net income per share—Diluted	1.16	1.25	1.09

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future. The Company's other acquisitions noted above did not meet the materiality requirements for pro forma disclosures.

Note 16—Sale of Subsidiary to Related Party

On December 10, 2003, the Company sold its Sunburst Electronics Manufacturing Solutions, Inc. subsidiary ("Sunburst"). Sunburst is located in West Bridgewater, MA and was sold to the Edward L. Chase Revocable Trust (the "Trust") in exchange for shares of Chase common stock that were held by the Trust. The closing date of the transaction was December 10, 2003 with an effective date for accounting purposes of December 1, 2003. The Company received 230,406 shares of Chase common stock, valued at $3,000,000 based on its average closing price over the 20 trading days ending December 5, 2003 (the "Average Closing Price"). Concurrent with this transaction, Chase also purchased 250,000 shares of common stock held by the Trust at the Average Closing Price, having an aggregate purchase price of $3,255,125. The payment for these shares was funded by using the Company's credit facility. These shares, totaling 480,406, were recorded as treasury stock by the Company. The Trust is the Company's largest single shareholder and holds approximately 995,000 shares of the Company's common stock subsequent to this transaction. Andrew Chase, President of Sunburst, is the son of Edward L. Chase (deceased), the brother of Peter R. Chase (President and CEO of the Company) and a Trustee of the Trust.

Additionally, a voting agreement dated December 26, 2002 between Chase and the Trust was amended and extended through 2013 in exchange for consideration of $200,000 paid by Chase to the Trust. Pursuant to the voting agreement, the Trustees have agreed to vote for the nominees for director of the Company, as approved from time to time by the Company's Nominating Committee, through the annual meeting in January 2013. The voting agreement requires that Andrew Chase be elected a director of the Company, unless the Trust designates a different person as its representative. The voting agreement has been capitalized as an intangible asset and is being amortized over its ten year useful life.

As further security for Sunburst's obligations under a Revolving Demand Line of Credit Agreement in the principal amount of $2,000,000 between Sunburst and Citizens Bank of Massachusetts ("Lender"), Chase had executed and delivered to the Lender a cash collateral agreement and limited guaranty dated December 2, 2003. The limited guaranty is limited to the repayment of no more than $500,000 towards the outstanding guaranteed obligations of Sunburst in the event that Sunburst is required to liquidate and the liquidation of Sunburst's assets does not provide sufficient funds to pay off its outstanding guaranteed amounts. Furthermore, the limited guaranty shall expire and be deemed automatically released by Lender two years after the date of the guaranty (the "Expiration Date"), provided that prior to the Expiration Date, Sunburst has not failed to repay the Loan after demand has been made for repayment by Lender.

The $500,000 cash collateral related to the limited guaranty is being held on deposit by the Lender. As of August 26, 2004, the limited guaranty was released by the Lender.

The terms and conditions of the transactions between Chase and the Trust, including, without limitation, the purchase price for Sunburst, were determined through arm's-length negotiations between Chase and the Trust. The transaction was reviewed and approved by an independent committee of the Chase Board of Directors following receipt of a valuation and fairness opinion completed by an independent third party valuation firm.

The sale of Sunburst resulted in a charge of $579,182, recorded in the first quarter of fiscal 2004, representing the write down of the book value of the Sunburst business to its market value as required by generally accepted accounting principles.

Chase and Sunburst have also entered into an agreement whereby Chase will lease to Sunburst, for a term of thirty-six months at a base rent of $11,900 per month, which approximates fair value, the building and land currently being occupied by Sunburst. At the end of the operating lease term, Sunburst maintains an option to purchase the building and land at its fair market value. Chase and Sunburst have also agreed, for a term of two years, to a mutual confidentiality, non-disclosure and non-solicitation agreement concerning Chase and Sunburst customers, suppliers and employees.

Note 17—Net Income Per Share

Net income per share is calculated as follows:

	Years Ended August 31,
	2004	2003	2002
Net income	$4,627,416	$5,257,716	$4,463,316

Weighted average common shares outstanding	3,787,023	4,047,317	4,040,210
Additional dilutive common stock equivalents	217,988	173,487	102,234

Diluted shares outstanding	4,005,011	4,220,804	4,142,444

Net income per share—Basic	$1.22	$1.30	$1.10
Net income per share—Diluted	$1.16	$1.25	$1.08

For the years ended August 31, 2004, 2003 and 2002, stock options to purchase 0, 5,000 and 675,000 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

Note 18—Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management's opinion, is likely to seriously harm the Company's business.

The Company is one of over a hundred defendants in each of three personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in various products. Of these lawsuits, one is pending in Mississippi and two are pending in Ohio. The Mississippi lawsuit is a wrongful death action that is in discovery and has not yet been given a firm trial date. One of the two lawsuits in Ohio has been scheduled for trial on August 5, 2005 and is in discovery. The other Ohio lawsuit has been inactive with respect to Chase since Chase was named as a defendant in July 2004.

The Company is also a defendant in a case pending in Massachusetts Superior Court alleging that two of its employees had disclosed confidential information and/or trade secrets of their former employer to the Company and that the Company had improperly used that information. In addition, the complaint alleges that the Company engaged in unfair and deceptive trade practices pursuant to Massachusetts General Law, Chapter 93A. Discovery in the case is closed but no trial date has yet been set.

Note 19—Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company's quarters in years ended August 31, 2004 and 2003.

	Fiscal Year 2004 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$22,047,651	$19,564,514	$21,915,155	$22,360,315	$85,887,635
Gross Profit on Sales	6,092,928	5,534,181	6,148,915	6,363,084	24,139,108
Net Income	412,968	1,104,736	1,373,570	1,736,142	4,627,416
Net income per share—basic	$0.10	$0.30	$0.37	$0.46	$1.22
Net income per share—diluted	$0.10	$0.28	$0.35	$0.44	$1.16
	Fiscal Year 2003 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$17,789,652	$15,718,210	$19,253,429	$20,867,469	$73,628,760
Gross Profit on Sales	5,504,703	4,592,207	5,421,842	6,462,482	21,981,234
Net Income	1,241,923	923,438	1,242,834	1,849,521	5,257,716
Net income per share—basic	$0.31	$0.23	$0.31	$0.46	$1.30
Net income per share—diluted	$0.30	$0.22	$0.30	$0.43	$1.25

Note 20—Valuation and Qualifying Accounts

The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2004	$324,627	$396,697	$(494,268)	$227,056
August 31, 2003	288,177	894,141	(857,691)	324,627
August 31, 2002	264,946	167,588	(144,357)	288,177

In fiscal 2003, the Company established a reserve against a substantial accounts receivable balance due to a long standing customer's financial difficulties. Subsequently, the Company wrote this receivable off with a corresponding decrease to the accounts receivable reserve balance.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On December 15, 2003, the Board of Directors and the Audit Committee of the Board of Directors of Chase Corporation (the "Company") dismissed its independent auditors, Livingston & Haynes P.C., and engaged PricewaterhouseCoopers LLP as the Company's registered public accounting firm for the fiscal year ending August 31, 2004. The Company filed a Current Report, dated December 15, 2003, on Form 8-K regarding this change in accountants.

There were no changes in or disagreements with accountants on accounting or financial disclosure during Fiscal Year 2004.

Item 9a—Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not entirely effective, as more fully described below, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fourth quarter of fiscal 2004, the Company determined that certain documents required to be filed as exhibits to reports filed with the Securities and Exchange Commission had not been filed and that other information required to be disclosed had not been fully described. The Company has included all such documents and information with this Annual Report on Form 10-K, and the Company believes that it has developed additional disclosure controls and procedures to ensure that information required to be disclosed in our reports is reported within the time period specified in the Securities and Exchange Commission's rules and procedures. In particular, we implemented the following during fiscal 2004: (a) we have strengthened our financial reporting resources by selecting PricewaterhouseCoopers as our independent accountants, (b) we have engaged securities counsel to assist us with our reporting obligations under the Securities Exchange Act of 1934, and (c) we have designated our recently hired Corporate Controller as the point person for coordinating our filings with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b—Other Information

The Company is filing as exhibit 14 to this Annual Report on Form 10-K, its current Code of Ethics.

PART III

Item 10—Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2004. Information regarding current executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

Item 11—Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2004.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2004.

Item 13—Certain Relationships and Related Transactions

The Information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2004.

Item 14—Principal Accountant Fees and Services

The Information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2004.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Financial Statements and Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Listing

Exhibit Number	Description
3.1	Articles of Organization
3.2	By-Laws
10.28
Asset purchase agreement effective November 1, 2001 by and between the Company and TC Manufacturing Co., Inc., (incorporated by reference from Exhibit 2.1 to the Company's current report on Form 8-K dated November 27, 2001).
10.29	Stock Purchase Agreement by and among The Edward L. Chase Revocable Trust and Chase Corporation dated December 10, 2003 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K dated December 10, 2003).
10.30	Voting Agreement between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 26, 2002.
10.31	Voting Agreement Amendment between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 10, 2003 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K dated December 10, 2003).
10.32	Lease Agreement between Sunburst and the Company dated December 1, 2003 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K dated December 10, 2003).
10.33	Limited Guaranty by Chase Corporation (the "Guarantor") in favor of Citizens Bank of Massachusetts ("Lender") dated December 2, 2003 (incorporated by reference from Exhibit 10.4 to the Company's current report on Form 8-K dated December 10, 2003).
10.34	Cash Collateral Agreement by and between Chase Corporation (the "Pledgor") and Citizens Bank of Massachusetts ("Lender") dated December 2, 2003 (incorporated by reference from Exhibit 10.5 to the Company's current report on Form 8-K dated December 10, 2003).
10.35	Release of Limited Guaranty and Cash Collateral Agreements by and between Chase Corporation and Citizens Bank of Massachusetts dated August 26, 2004.
10.36	Amended and Restated Stock Agreement dated August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K filed on September 2, 2004).
10.37	Chase Corporation Employee's Supplemental Pension and Savings Plan dated January 1, 1994.
10.38	Chase Corporation Deferred Payment Plans Trust Agreement for Supplemental Pension and Savings Plan dated January 1, 1994.
10.39	Amendment Number 1, dated June 29, 2001 to Chase Corporation Employee's Supplemental Pension and Savings Plan dated January 1, 1994.
10.40	Chase Corporation Director's Supplemental Savings Plan dated June 30, 1997.
10.41	Executive Severance Agreement between the Company and Peter R. Chase dated October 24, 1994.
10.42	Chase Corporation Non-Qualified Stock Option Grant to Peter R. Chase dated July 18, 1995.

10.44	Chase Corporation 2001 Senior Management Stock Plan.
10.45	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan.
10.46	Chase Corporation 2001 Non-Employee Director Stock Option Plan.
10.47	Form of award issued under Chase Corporation 2001 Non-Employee Director Stock Option Plan
10.48	Executive Management Incentive Compensation Plan
10.49	First Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank dated October 31, 2001 (including First through Sixth Amendments to Amended and Restated Loan Agreement).
10.50	Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001.
10.51	First Amendment, dated December 16, 2003, to Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001.
10.56	Term Note Payable between Chase Corporation and Citizens Bank of Massachusetts dated January 8, 2004.
10.58	Bill of Sale between Chase Facile (subsidiary of the Company) and First Union Commercial Corporation dated February 12, 2003 and Secured Creditor's Bill of Sale between Chase Facile and Wachovia Bank, National Association dated February 12, 2003.
10.59	Chase Corporation 1995 Stock Option Plan.
10.61	Pension Plan for Employees of Chase Corporation, as amended July 1, 1995.
14	Chase Corporation Code of Ethics
21	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants—PricewaterhouseCoopers LLP
23.2	Independent Auditors' Consent—Livingston & Haynes P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation
By:	/s/ Peter R. Chase Peter R. Chase, President and Chief Executive Officer November 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Chase Peter R. Chase	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2004
/s/ Everett Chadwick Everett Chadwick	Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	November 22, 2004
/s/ Andrew Chase Andrew Chase	Director	November 22, 2004
/s/ Lewis P. Gack Lewis P. Gack	Director	November 22, 2004
/s/ George M. Hughes George M. Hughes	Director	November 22, 2004
/s/ Edward F. Hines, Jr. Edward F. Hines, Jr.	Director	November 22, 2004
/s/ Ronald Levy Ronald Levy	Director	November 22, 2004
/s/ Carl J. Yankowski Carl J. Yankowski	Director	November 22, 2004