Form 10-Q
period 2004-11-30
CHASE CORP
filed 2005-01-14
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended November 30, 2004

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

Common Shares Outstanding as of December 31, 2004 was 3,754,009

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2004

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2004	August 31, 2004
ASSETS
Current Assets:
Cash	$215,044	$1,405,812
Accounts receivable, less allowance for doubtful accounts of $234,808 and $227,056	12,834,393	12,004,031
Inventories	12,940,622	12,227,095
Prepaid expenses and other current assets	1,396,987	925,385
Deferred income taxes	210,678	210,678
Total current assets	27,597,724	26,773,001

Property, plant and equipment, net	17,289,092	17,488,538

Other Assets
Goodwill	7,969,169	7,932,871
Intangible assets, less accumulated amortization of $1,274,859 and $1,235,964	938,000	976,895
Cash surrender value of life insurance	4,562,464	4,127,894
Investment in joint venture	733,050	725,562
Restricted investments	1,347,806	1,222,711
Other assets	10,180	9,880
	$60,447,485	$59,257,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,651,885	$5,477,993
Accrued payroll and other compensation	917,913	1,658,662
Accrued expenses	1,607,984	1,297,801
Accrued pension expense - current	391,509	391,509
Current portion of long-term debt	2,299,267	2,820,253
Total current liabilities	10,868,558	11,646,218

Long-term debt, less current portion	10,860,419	8,342,568
Deferred compensation	1,347,806	1,222,711
Accrued pension expense	1,077,098	919,349
Deferred income taxes	146,646	146,646

Commitments and Contingencies (Note 12)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 10,000,000 shares; 5,417,374 in November and 5,342,939 in August issued; 3,754,009 in November and 3,773,949 in August outstanding	541,737	534,294
Additional paid-in capital	6,973,613	6,428,284
Treasury stock, at cost, 1,663,365 in November and 1,568,990 in August shares of common stock	(12,505,570)	(10,942,690)
Accumulated other comprehensive income (loss)	48,675	(4,866)
Retained earnings	41,088,503	40,964,838
Total stockholders’ equity	36,146,958	36,979,860
Total liabilities and stockholders’ equity	$60,447,485	$59,257,352

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2004	2003

Revenue
Sales	$22,144,479	$22,047,651
Royalty and commissions	254,185	239,970
	22,398,664	22,287,621

Costs and Expenses
Cost of products and services sold	15,865,009	15,954,723
Selling, general and administrative expenses	4,189,346	3,880,743
Loss on impairment of goodwill	—	579,182

	2,344,309	1,872,973

Interest expense	(95,262)	(72,820)
Other income (expense)	38,605	9,516

Income before income taxes and minority interest	2,287,652	1,809,669

Income taxes	857,800	884,200

Income before minority interest	1,429,852	925,469

Loss on impairment of unconsolidated joint venture	—	(500,000)
Income (loss) from unconsolidated joint venture	7,488	(12,501)

Net income	$1,437,340	$412,968

Net income per common and common equivalent share
Basic	$0.39	$0.10
Diluted	$0.37	$0.10

Weighted average shares outstanding
Basic	3,721,233	4,047,473
Diluted	3,909,022	4,348,185

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2004

(UNAUDITED)

			Additional			Accumulated Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Income (loss)	Earnings	Equity	Income

Balance at August 31, 2004	5,342,939	$534,294	$6,428,284	1,568,990	$(10,942,690)	$(4,866)	$40,964,838	$36,979,860

Exercise of stock options	92,222	9,222	453,077					462,299

Shares withheld to pay statutory minimum taxes	(17,787)	(1,779)	(282,457)					(284,236)

Tax benefit from exercise of stock options			374,709					374,709

Common stock received for payment of stock option exercise				15,000	(239,699)			(239,699)

Common stock received to pay statutory minimum withholding taxes on restricted stock				79,375	(1,323,181)			(1,323,181)

Cash dividend paid , $.35 per share							(1,313,675)	(1,313,675)

Unrealized gain on marketable securities						53,541		53,541	53,541

Net income							1,437,340	1,437,340	1,437,340

Comprehensive income									$1,490,881

Balance at November 30, 2004	5,417,374	$541,737	$6,973,613	1,663,365	$(12,505,570)	$48,675	$41,088,503	$36,146,958

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended November 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,437,340	$412,968
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from unconsolidated joint venture	(7,488)	12,501
Loss on impairment of unconsolidated joint venture	—	500,000
Loss on sale of equipment	—	73,860
Loss on impairment of goodwill	—	579,182
Depreciation	591,748	646,555
Amortization	38,895	23,925
Provision for losses on trade receivables	7,752	61,439
Stock issued for compensation	—	24,607
Tax benefit from exercise of stock options	374,709	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(838,114)	(95,524)
Inventories	(713,527)	(433,703)
Prepaid expenses & other assets	(471,902)	(345,846)
Accounts payable	173,892	1,106,747
Accrued expenses	(272,817)	(297,610)
Income taxes payable	—	(3,879)
Deferred compensation	125,095	114,896
Net cash provided by operating activities	445,583	2,380,118

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(392,302)	(314,318)
Contingent purchase price for acquisition	(36,298)	—
Proceeds from sale of equipment	—	15,000
Investment in restricted investments	(71,554)	(114,896)
Distributions from investment in minority interests	—	1,381
Decrease (increase) in net cash surrender value of life insurance, net	(434,570)	(95,369)
Net cash (used in) investing activities	(934,724)	(508,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	9,285,648	1,500,000
Payments of principal on debt	(7,288,783)	(2,347,293)
Net (payments) under line-of-credit	—	(524,824)
Dividend paid	(1,313,675)	—
Proceeds from exercise of common stock options	178,063	14,700
Repurchase of common stock	(1,562,880)	—
Net cash (used in) financing activities	(701,627)	(1,357,417)

INCREASE (DECREASE) IN CASH	(1,190,768)	514,499

CASH, BEGINNING OF PERIOD	1,405,812	166,562

CASH, END OF PERIOD	$215,044	$681,061

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (“the Company”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2004 in conjunction with the Company’s 2004 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items as well as adjustments to reflect the impact of fiscal 2004 non recurring events) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2004, and the results of operations and cash flows for the interim periods ended November 30, 2004 and 2003 and changes in stockholders’ equity for the interim period ended November 30, 2004.

The financial statements of the Company include the accounts of its divisions and subsidiaries.

The results of operations for the interim periods ended November 30, 2004 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2004 which are contained in Chase Corporation’s Annual Report on Form 10-K.  Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Note 2 - Inventories

Inventories consist of the following:

	2004	2003
Raw materials	$6,806,701	$6,353,577
Finished and in process	6,133,921	5,873,518
Total Inventories	$12,940,622	$12,227,095

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended November 30,
	2004	2003
Net income	$1,437,340	$412,968

Weighted average common shares outstanding	3,721,233	4,047,473
Additional dilutive common stock equivalents	187,789	300,712
Diluted shares outstanding	3,909,022	4,348,185

Net income per share - Basic	$0.39	$0.10
Net income per share - Diluted	$0.37	$0.10

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

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Three Months Ended November 30,
	2004	2003
Net income, as reported	$1,437,340	$412,968
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(261,249)	(206,758)

Net income, pro forma	$1,176,091	$206,210

Net income per share - as reported
Basic	$0.39	$0.10
Diluted	$0.37	$0.10

Net income per share - pro forma
Basic	$0.32	$0.05
Diluted	$0.30	$0.05

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2005.  There were no option grants during fiscal 2004.

2005
Expected Dividend yield	3.0%
Expected life	5 years
Expected volatility	125.0%
Risk-free interest rate	3.5%

Note 5 – Sale of Subsidiary to Related Party

On December 10, 2003, the Company sold its Sunburst Electronics Manufacturing Solutions, Inc. subsidiary (“Sunburst”).  Sunburst is located in West Bridgewater, MA and was sold to the Edward L. Chase Revocable Trust (the “Trust”) in exchange for 230,406 shares of Chase common stock, valued at $3,000,000, that were held by the Trust.  The closing date of the transaction was December 10, 2003 with an effective date for accounting purposes of December 1, 2003.

The sale of Sunburst resulted in a charge of $579,182, recorded in the first quarter of fiscal 2004, representing the write down of the book value of the Sunburst business to its market value as required by generally accepted accounting principles.

The following table summarizes certain financial information about Sunburst and Chase for the three months ended November 30, 2003.

	Chase Corporation Consolidated	Sunburst Electronic Manufacturing Solutions, Inc.	Chase Corporation Excluding Sunburst
Three Months Ended November 30, 2003
Revenue	$22,287,621	$2,548,583	$19,739,038
Income (loss) before income taxes and minority interest	1,809,669	(460,554)	2,270,223
Loss on impairment of goodwill	(579,182)	(579,182)	—
Income before income taxes and minority interest excluding loss on impairment of goodwill	2,388,851	118,628	2,270,223

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended November 30,
	2004	2003
Revenues from external customers
Specialized Manufacturing	$19,240,383	$16,304,992
Electronic Manufacturing Services	3,158,281	5,982,629
Total	$22,398,664	$22,287,621

Income before income taxes and minority interest
Specialized Manufacturing	$3,022,617	$2,979,200
Electronic Manufacturing Services	476,321	(47,964	)*
Total for reportable segments	3,498,938	2,931,236
Corporate and Common Costs	(1,211,286)	(1,121,567)
Total	$2,287,652	$1,809,669

* Includes loss on impairment of goodwill of $579,182

	November 30, 2004	August 31, 2004
Total assets
Specialized Manufacturing	$39,176,416	$32,308,176
Electronic Manufacturing Services	10,940,510	17,521,618
Total for reportable segments	50,116,926	49,829,794
Corporate and Common Assets	10,330,559	9,427,558
Total	$60,447,485	$59,257,352

Note 7 – Goodwill and Other Intangibles

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit.  These reporting units are also reportable segments (see Note 6).  As discussed in Note 5, the Company recorded a $579,182 charge in the three months ended November 30, 2003 related to the impairment of goodwill as a result of its sale of its subsidiary, Sunburst Electronics Manufacturing Solutions, Inc. (“Sunburst”).  Goodwill related to Sunburst, having a pre-impairment book value of $1,412,125, was written down to its fair value of $832,943.  The adjusted fair value of the remaining goodwill related to Sunburst was eliminated from the Company’s consolidated balance sheet as part of the accounting for the sale of Sunburst in the quarter ending February 29, 2004.

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2004	$1,933,983	$5,998,888	$7,932,871
Acquisition of Paper Tyger - Contingent Purchase Price	36,298	—	36,298
Balance at November 30, 2004	$1,970,281	$5,998,888	$7,969,169

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at November 30, 2004 and August 31, 2004:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
November 30, 2004
Patents and agreements	14.4 years	1,841,244	1,238,859	602,385
Customer lists and relationships	10.0 years	360,000	36,000	324,000

August 31, 2004
Patents and agreements	14.4 years	1,841,244	1,208,964	632,280
Customer lists and relationships	10.0 years	360,000	27,000	333,000

In addition to the intangible assets summarized above, the Company also has a corporate trademark with a carrying value of $11,615 and an indefinite life.

Amortization expense related to intangible assets for the three months ended November 30, 2004 and 2003 was $38,895 and $23,295, respectively.  Estimated amortization expense for the remainder of fiscal year 2005 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2005 (remaining 9 months)	112,875
2006	150,500
2007	150,500
2008	150,500
2009	124,010
2010	56,000
$744,385

Note 8 – Investment in Joint Venture

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc., with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  Chase Corporation owned a 42% interest in the joint venture at November 30, 2004 and August 31, 2004.

In accordance with the Company’s accounting policies, the carrying value of this asset is reviewed periodically to determine if an impairment exists.  In November 2003 (the Company’s first quarter of fiscal 2004), the Company recorded an impairment charge of $500,000 related to the Company’s investment in SGI due to changes in SGI’s projected future cash flows as a result of delays in distributing a key product.  Additionally, there were increased competitive pressures in the market resulting from the merger between a competitor and a significant customer of SGI during the Company’s first quarter in fiscal year 2004.  This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

Note 9 - Restricted Stock

The Board of Directors granted 250,000 shares of restricted common stock to the Company’s President and CEO, Mr. Peter R. Chase.  The fair market value of the Company’s common stock was $3.375 on the date of grant (July 18, 1995).  Compensation expense of approximately $98,000 per year was being recognized over the vesting period (nine years) of the restricted stock grant.  Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all the rights of a shareholder.

Under the terms of the original Stock Agreement, Mr. Chase was granted an aggregate of 250,000 shares of restricted stock (the “Shares”) that were to vest on September 6, 2004.  The Stock Agreement grants the Company a right of first refusal with respect to any proposed sale or transfer of the Shares by Mr. Chase after the vesting date.  In addition, the original Stock Agreement had granted Mr. Chase the right to put to the Company all or part of the Shares during the 180-day period after the vesting date and during each 90-day period after the first, second, and third anniversaries of the vesting date.  The purchase price for the put option was calculated based upon the average trading price of the Company’s common stock over the 60-day period beginning 30 days prior to the exercise of the put option and ending 30 days after such exercise.

On August 31, 2004, the Board of Directors and, separately, the Audit Committee of the Company approved the amendment of the Stock Agreement between the Company and Mr. Chase to eliminate the put option and to include a provision that permits Mr. Chase the right to tender a portion of the Shares (valued at fair market value on the vesting date) to the Company to satisfy the minimum tax withholding obligations of the Company with respect to the vesting of the Shares.  Furthermore, the Company has agreed to waive its right of first refusal with respect to any sale or transfer of the Shares by Mr. Chase within six months after the vesting date.  The Company’s minimum tax withholding obligation for Mr. Chase upon the vesting of the shares was equal to approximately 31.5% of the fair market value of the shares on the vesting date.

Upon the vesting of the 250,000 Shares, Mr. Chase tendered 79,375 shares to the Company on September 6, 2004 in satisfaction of the approximately $1.3 million minimum tax withholding obligation with respect to the vesting of the Shares, which was then paid by the Company in cash.

Note 10 – Acquisitions

Paper Tyger

In December 2003, the Company acquired the assets of Paper Tyger, LLC (“Paper Tyger”), headquartered in Middlefield, Connecticut.  The Paper Tyger business manufactures and markets laminated, durable papers produced with patented technology.  Paper Tyger’s products, marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries.  Chase Corporation currently performs laminating services for Paper Tyger at its facility in Webster, Massachusetts.  The total purchase price for this acquisition was $702,125 with additional contingent payments to be made by the Company annually for the next three years, if certain revenue and product margin targets are met with respect to the Paper Tyger products over the three years ending November 30, 2006.  The additional contingent payments will be recorded as goodwill in accordance with SFAS 141. An additional contingent payment of $36,298 related to the first year was recorded in the three months ended November 30, 2004.

The primary reason for the Company’s purchase of the Paper Tyger business was due to (a) synergies between the manufacturing of Paper Tyger products and the manufacturing process for the Company’s existing Coating & Laminating products and (b) the benefit that the Company’s sales and marketing team and research and development capabilities will have on enhancing future growth of the Paper Tyger business.  The effective date for this acquisition for accounting purposes was December 1, 2003 and the results of Paper Tyger have been included in the Company’s financial results since then.  The purchase price was funded through operating cash and borrowings under the Company’s credit facility.

The allocation of the purchase price, including direct costs of the acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$262,629

Accounts payable	(672,281)

Acquisition costs	(11,488)
Intangible assets - customer lists	360,000
Goodwill	799,563

Total purchase price	$738,423

All assets, including goodwill, acquired as part of Paper Tyger are included in the Specialized Manufacturing segment.   Identifiable intangible assets purchased with this transaction are being amortized over a period of 10 years.  Goodwill associated with this acquisition totaling $799,563 will be deducted for income tax purposes over 15 years.

All acquisitions have been accounted for using the purchase method, and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

Note 11 – Income Taxes

In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $2.3M.  This capital loss expires in 2008 and will be used to offset capital gains generated by the Company in future periods.  As of November 30, 2004, management has concluded that it is more likely than not that the Company will not realize the benefit of this capital loss carryforward and thus the deferred tax asset has been offset by a full valuation allowance.

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, cash flows, results of operations and financial condition.  The Company is one of over a hundred defendants in each of three personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in various products.  Of these lawsuits, one is pending in Mississippi and two are pending in Ohio.  The Mississippi lawsuit is a wrongful death action that is in discovery and has not yet been given a firm trial date.  One of the two lawsuits in Ohio has been scheduled for trial on August 5, 2005 and is in discovery.  The other Ohio lawsuit has been inactive with respect to Chase since Chase was named as a defendant in July 2004.

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

Note 13 – Pensions and Other Post Retirement Benefits

The Company has adopted the revised disclosure provisions of SFAS 132.  The components of net periodic benefit cost for the three months ended November 30, 2004 and 2003 are as follows:

	2004	2003
Service cost	$85,294	$93,073
Interest cost	125,344	143,715
Expected return on plan assets	(102,587)	(100,436)
Amortization of prior service cost	21,996	23,118
Amortization of unrecognized loss	16,207	11,641

Net periodic benefit cost	$146,254	$171,111

As of November 30, 2004, the Company has contributed $0 in the current fiscal year to fund its obligations under the pension plan. The Company plans to contribute $391,509 to fund pension plan obligations in the fiscal year ended August 31, 2005.

Note 14 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for the Company beginning in the first quarter of fiscal year 2006.  The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R).

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

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2004.

Overview

Overall performance in the first three months of fiscal year 2005 was good, with overall operating results in line with last fiscal year’s first quarter excluding the two charges recorded in the prior year period.  In the quarter ended November 30, 2003, the Company’s net income was negatively impacted by (a) the impairment of the Company’s investment in unconsolidated joint venture, SGI, of $500,000 and (b) the impairment of goodwill related to Sunburst of $579,000.  Consistent with the past two fiscal years, the Company is continuing to restructure its manufacturing operations as a means of better positioning its businesses and maximizing resources.

The market for products and services in the Company's Electronic Manufacturing Services segment is expected to soften a bit as the Company's key customers assess their inventory levels and their own customer demand for 2005.  Although the Company's operating results from this segment should continue to be positive, they may not be at the same level as fiscal year 2004.

The Company has two reportable segments summarized below:

Segment	Divisions	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Coating & Laminating • Specialty Coatings • NEQP

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

Chase Canada, the Company’s only manufacturing plant located outside of the United States, in Winnipeg, Canada was reorganized within the domestic operating facilities of the Company’s Specialized Manufacturing segment in fiscal year 2004.  This reorganization of plant facilities was a result of the continued consolidation of Chase Canada’s customer base, predominantly to the United States.

In January 2004, the Company purchased manufacturing equipment. The Company utilized this manufacturing equipment to begin manufacturing operations at a newly leased facility in Taylorsville,

North Carolina.  This new operating facility is part of the Company’s Specialized Manufacturing segment. The equipment purchase was financed through an increase in the Company’s long-term debt.

On December 10, 2003, the Company sold its subsidiary, Sunburst Electronics Manufacturing Solutions, Inc. (“Sunburst”) to the Edward L. Chase Revocable Trust (the “Trust”) in exchange for shares of Chase common stock that were held by the Trust.  The closing date of the transaction was December 10, 2003, with an effective date for accounting purposes of December 1, 2003.  The Company received 230,406 shares of Chase common stock valued at $3,000,000.  Sunburst was part of the Company’s Electronic Manufacturing Services segment through the end of the first quarter of fiscal year 2004.

In December 2003, the Company acquired the assets of Paper Tyger, LLC (“Paper Tyger”), headquartered in Middlefield, Connecticut.  The Paper Tyger business manufactures and markets laminated, durable papers produced with patented technology.  Paper Tyger products, marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries.  The total purchase price for this acquisition was $739,000 including a contingent payment recorded in the quarter ended November 30, 2004, with additional contingent payments to be made by the Company if certain revenue and product margin targets are met with respect to the Paper Tyger products over the next two years.  The additional contingent payments will be recorded as goodwill in accordance with SFAS 141.  In connection with the acquisition, the Company recorded $800,000 of goodwill and $360,000 of intangible assets related to the customer relationships of Paper Tyger.  The Paper Tyger products are being manufactured in the Company’s Webster facility and are part of the Coating & Laminating division which is part of the Specialized Manufacturing segment.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest	% of Revenue
Three Months Ended November 30, 2004
Specialized Manufacturing	$19,241	$3,023	16%
Electronic Manufacturing Services	3,158	476	15
	$22,399	3,499	16
Less corporate and common costs		(1,211)
Income before income taxes and minority interest		$2,288

Three Months Ended November 30, 2003
Specialized Manufacturing	$16,305	$2,979	18%
Electronic Manufacturing Services	5,983	(48)*	(1)
	$22,288	2,931	13
Less corporate and common costs		(1,121)
Income before income taxes and minority interest		$1,810

* Includes loss on impairment of goodwill of $579,000

Total Revenues

Total revenues increased $111,000 or 1% to $22.4 million in the first quarter of fiscal year 2005 compared to $22.3 million in the prior year quarter.  The increase in revenues of $2.9 million from the Company’s Specialized Manufacturing segment is primarily due to the following: (a) the acquisition of Paper Tyger; (b) increased sales of the Coating & Laminating division’s wire and cable product lines (c) continued strong demand resulting in increased sales of Chase BLH2OCK®; and (d) increased demand internationally for HumiSeal® products.

The increases in Specialized Manufacturing were offset by a decrease in revenues of approximately $2.8 million from the Company’s Electronic Manufacturing Services segment.  This segment’s revenues were negatively affected by the December 2003 sale of Sunburst, which accounted for $2.5 million in revenues in the first quarter of fiscal year 2004 (Sunburst revenues were included for only three months of fiscal year 2004 prior to being sold).

Additionally, increased demand internationally in Europe and Asia Pacific caused royalty revenues to increase $14,000 or 6% to $254,000 in the first quarter of fiscal year 2005 compared to $240,000 in the first quarter of fiscal year 2004.

Cost of Products and Services Sold

Cost of products and services sold decreased $90,000 or 1% to $15.9 million in the first quarter of fiscal year 2005 compared to $16.0 million in the prior year quarter.  As a percentage of revenues, cost of products and services sold decreased to 71% in the first quarter of fiscal year 2005 compared to 72% in the prior year quarter.  This slight percentage decrease was primarily due to increased sales of higher margin products in the Company’s Specialized Manufacturing segment compared to lower margin products in the Electronic Manufacturing Services segment.  This was offset by the inclusion of sales related to the Paper Tyger product line which have lower margins compared to some of the Company’s other product lines due to the higher cost of raw materials used in Paper Tyger products. The first quarter of fiscal year 2004 did not include Paper Tyger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $309,000 or 8% to $4.2 million in the first quarter of fiscal year 2005 compared to $3.9 million in the prior year quarter.  As a percent of revenues, selling, general and administrative expenses were 19% in fiscal 2005 compared to 17% in fiscal 2004.  The increase in the first quarter of fiscal year 2005 relates primarily to salary and benefits, including health care costs; information technology and telecommunication costs; higher public company expenses, including accounting and legal fees.  Additionally, the Company has invested in certain personnel that it believes are required to support continued growth in future periods.

Loss on Impairment of Goodwill

As discussed in the notes of the Company’s consolidated financial statements, in the first quarter of fiscal year 2004, the Company recorded a $579,000 charge related to the impairment of goodwill in connection with its sale of Sunburst.  Goodwill related to Sunburst, having a pre-impairment book value of $1,412,000, was written down to its fair value of $833,000, which was realized upon the December 10, 2003 sale of Sunburst.  The impairment was recorded in the Company’s first fiscal quarter ended November 30, 2003 while the effective date of the sale of Sunburst for accounting purposes was December 1, 2003  in the second fiscal quarter ended February 29, 2004.

Interest Expense

Interest expense increased $22,000 or 31% to $95,000 in the first quarter of fiscal year 2005 compared to $73,000 in the prior year quarter.   The increase in interest expense is a direct result of increases in the Company’s outstanding debt due to: (a) the December 2003 repurchase of common stock; (b) the December 2003 acquisition of Paper Tyger and; (c) the January 2004 acquisition of manufacturing equipment located in Taylorsville, North Carolina all of which occurred after the first quarter of fiscal year 2004.  This was offset by the Company’s ability to reduce overall debt balances through principal payments from operating cash flow. The Company’s debt will continue to be paid down through operating cash flow in fiscal 2005.  The Company continues to receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $29,000 to $39,000 in the first quarter of fiscal year 2005 compared to $10,000 in the prior year quarter.  The increase is primarily a result of $35,700 ($11,900 per month) related to rental income on property (building and land) owned by the Company and leased to Sunburst under a 36-month rental agreement entered into in conjunction with the Company’s sale of Sunburst.

Income Taxes

The effective tax rate in fiscal year 2005 is 37% compared to 49% in the first quarter of fiscal year 2004.  In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $2.3 million.  This capital loss expires in 2008 and will be used to offset capital gains generated by the Company in future periods.  As of November 30, 2004, management has concluded that it is more likely than not that the Company will not realize the benefit of this capital loss carryforward and thus the deferred tax asset has been offset by a full valuation allowance.  Accordingly, the Company’s annual fiscal 2004 effective income tax rate reflects this valuation allowance in the form of a higher effective tax rate compared to current year period.

Income Before Minority Interest

Income before minority interest increased $504,000 or 55% to $1.4 million in the first quarter of fiscal year 2005 compared to $925,000 in the prior year quarter.  The increase is primarily attributable to the $579,000 loss on impairment of goodwill related to Sunburst, which was recorded in the first quarter of fiscal year 2004.  Additionally, the results of the first quarter of fiscal year 2005 were impacted by a slight increase in revenues and slight decrease in cost of products and services sold offset by an increase in selling, general and administrative expenses as discussed above.

Income (Loss) from Unconsolidated Joint Venture

The income (loss) from unconsolidated joint venture relates to a 42% equity position in the Stewart Group, Inc. (“SGI”), located in Toronto, Canada.  In fiscal 1995, the Company formed a joint venture, SGI with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  The business focus is geared toward the telecommunication’s market, which the Company anticipates will continue to be a soft economic market in fiscal 2005.

In accordance with the Company’s accounting policies, the carrying value of this investment in joint venture asset is reviewed periodically to determine if an impairment exists.  In the first quarter of fiscal year 2004, an impairment of $500,000 related to the Company’s investment in SGI was recorded due to changes in SGI’s projected future cash flows due to the expected future loss of a key customer.  This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

Net Income

Net income increased $1.0 million to $1.4 million in the first quarter of fiscal year 2005 compared $413,000 in the prior year quarter. The increase in net income in the current quarter is a direct result of two significant charges recorded in the first quarter of fiscal year 2004, which are discussed above, but did not recur in the current year quarter.

Liquidity and Sources of Capital

The Company’s cash balances decreased $1,191,000 to $215,000 at November 30, 2004 from $1,406,000 at August 31, 2004.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The relatively high cash balance at August 31, 2004 was primarily the result of the timing of year end cash collections that had not yet been used by the Company to pay down its revolving line of credit.  Consequently, the increased cash at August 31, 2004 was offset by a corresponding increase in the balance of the Company’s line of credit as of August 31, 2004.

Cash flow provided by operations was $446,000 in the first quarter of fiscal year 2005 compared to $2,380,000 in the prior year quarter.  Cash provided by operations during the first quarter of fiscal year 2005 was primarily due to operating income offset by an increase in accounts receivable balances which were higher due to the timing of sales volume during the current quarter.  Additionally, increased inventory balances are due to a strong demand in the Specialized Manufacturing segment coupled with inventory buildup at the Company’s Chase EMS division in anticipation of the planned move of its plant facilities in the second quarter of fiscal year 2005.

The ratio of current assets to current liabilities was 2.5 as of November 30, 2004 compared to 2.3 as of August 31, 2004.  The increase in the Company’s current ratio is primarily attributable to increased inventory and accounts receivable balances funded through operating cash flow, and a decrease in accrued payroll and other compensation due to the payment of the fiscal year 2004 annual management incentive plan bonuses being paid out in the first quarter of fiscal year 2005.  This was offset by a decrease in the cash balance as of November 30, 2004.

Cash flow used in investing activities of $935,000 was primarily due to purchases of property, plant and equipment and payments made on the Company owned split dollar life insurance policies which increased the cash surrender value of life insurance.

Cash flow used in financing activities of $702,000 was primarily due to cash received from borrowings under the Company’s line of credit arrangement and exercise of common stock options offset by (a) payments made on the same line of credit and other debt agreements (b) payment of the annual dividend and (c) the repurchase of common stock in order to pay minimum payroll taxes on an executive’s taxable gain on restricted stock as discussed below.

On October 18, 2004, the Company announced a cash dividend of $0.35 per share (totaling approximately $1,314,000)  to shareholders of record on October 29, 2004 and payable on December 1, 2004.  On November 30, 2004, the cash required to pay the dividend was transferred to the Company’s custodian and transfer agent.

In December 2003, the Company increased its total available credit under its credit facility with its primary bank from a maximum of $6 million to $7 million.  The Company continues to have long-term unsecured credit available up to a maximum amount of $7 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent.  The weighted average interest rate of outstanding balances on this credit facility was 3.73% at November 30, 2004. The Company had $1.5 million in available credit at November 30, 2004 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2005. This long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2006) although it is intended that it will continue to be renewed.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.   The Company was in compliance with its debt covenants as of November 30, 2004.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the Company’s financial and cash flow projections of its potential acquisitions.

On August 31, 2004, the Board of Directors and, separately, the Audit Committee of the Company approved the amendment of the 1995 restricted stock agreement between the Company and Mr. Peter R. Chase, the Company’s CEO and President,  to among other things, permit Mr. Chase the right to tender a portion of his 250,000 restricted shares (“Shares”) (valued at fair market value on the vesting date) to the Company to satisfy the minimum tax withholding obligations of the Company with respect to the vesting of the Shares.  The Company’s minimum tax withholding obligation for Mr. Chase upon the vesting of the shares was equal to approximately 31.5% of the fair market value of the shares on the vesting date.

Upon the vesting of the 250,000 Shares, Mr. Chase tendered 79,375 shares to the Company on September 6, 2004 in satisfaction of the approximately $1.3 million minimum tax withholding obligation with respect to the vesting of the Shares, which was then paid by the Company in cash.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for the Company beginning in the first quarter of fiscal year 2006.  The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R).

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

The Company limits the amount of credit exposure to any one issuer.  At November 30, 2004, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts.  If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The majority of the Company’s outstanding long-term debt is at rates that fluctuate with prevailing long term market rates (e.g. LIBOR).  Accordingly, a change in interest rates has an effect on the Company’s interest expense.  The fair value of the Company’s long-term debt, however, would not change in response to interest rate movements due to its variable rate nature. The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at November 30, 2004 and has determined that such a rate change would not have a material impact on the Company.

During fiscal 2004, the Company had very limited currency exposure since all invoices were denominated in US dollars except for invoices from the Company’s Canadian operations to Canadian customers.  Historically, the Company has maintained minimal cash balances in Canada and, other than the currency conversion effects on the fixed assets in Canada which were deferred and recorded directly in equity due to the Canadian dollar being designated as the functional currency, and reported in the Statement of Changes in Equity, there were no significant assets held in foreign currencies. During fiscal 2004, the Company closed its Canadian operations.  As of August 31, 2004, there were no cash balances or any other assets maintained in Canada or any other foreign geographic area.

The Company does not engage in hedging activities.  There were no foreign currency transaction gains or losses in the three months ended November 30, 2004.  The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

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

Item 6 - Exhibits

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

Chase Corporation

Dated: January 13, 2005	By:	/s/ Peter R. Chase
Peter R. Chase, President and Chief Executive Officer

Dated: January 13, 2005	By:	/s/ Everett Chadwick
Everett Chadwick
Vice President, Finance, Treasurer and Chief Financial Officer