Form 10-Q
period 2005-02-28
CHASE CORP
filed 2005-04-14
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2005

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

Common Shares Outstanding as of March 31, 2005 was 3,811,098

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2005

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2005	August 31, 2004
ASSETS
Current Assets:
Cash	$118,129	$1,405,812
Accounts receivable, less allowance for doubtful accounts of $261,861 and $227,056	11,469,191	12,004,031
Inventories	12,390,924	12,227,095
Prepaid expenses and other current assets	1,730,085	925,385
Deferred income taxes	210,678	210,678
Total current assets	25,919,007	26,773,001

Property, plant and equipment, net	17,892,054	17,488,538

Other Assets
Goodwill	8,009,148	7,932,871
Intangible assets, less accumulated amortization of $1,312,484 and $1,235,964	900,375	976,895
Cash surrender value of life insurance	4,607,033	4,127,894
Investment in joint venture	679,189	725,562
Restricted investments	1,350,564	1,222,711
Other assets	10,544	9,880
	$59,367,914	$59,257,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,089,686	$5,477,993
Accrued payroll and other compensation	967,933	1,658,662
Accrued expenses	1,323,381	1,297,801
Accrued pension expense - current	391,509	391,509
Current portion of long-term debt	2,080,675	2,820,253
Total current liabilities	10,853,184	11,646,218

Long-term debt, less current portion	9,126,876	8,342,568
Deferred compensation	1,350,564	1,222,711
Accrued pension expense	1,234,847	919,349
Deferred income taxes	146,646	146,646

Commitments and Contingencies (Note 12)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 10,000,000 shares; 5,506,471 in February and 5,342,939 in August issued; 3,811,098 in February and 3,773,949 in August outstanding	550,647	534,294
Additional paid-in capital	7,661,640	6,428,284
Treasury stock, at cost, 1,695,373 in February and 1,568,990 in August shares of common stock	(13,040,057)	(10,942,690)
Accumulated other comprehensive income (loss)	81,983	(4,866)
Retained earnings	41,401,584	40,964,838
Total stockholders’ equity	36,655,797	36,979,860
Total liabilities and stockholders’ equity	$59,367,914	$59,257,352

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Revenue
Sales	$19,610,779	$19,564,514	$41,755,258	$41,612,165
Royalty and commissions	244,649	312,468	498,834	552,438
	19,855,428	19,876,982	42,254,092	42,164,603
Costs and Expenses
Cost of products and services sold	15,194,061	14,030,333	31,059,070	29,985,056
Selling, general and administrative expenses	4,110,801	4,024,002	8,300,147	7,904,745
Loss on impairment of goodwill	—	—	—	579,182

	550,566	1,822,647	2,894,875	3,695,620

Interest expense	(111,865)	(101,690)	(207,127)	(174,510)
Other income (expense)	38,281	51,980	76,886	61,496
Income before income taxes and minority interest	476,982	1,772,937	2,764,634	3,582,606

Income taxes	178,900	655,700	1,036,700	1,539,900

Income before minority interest	298,082	1,117,237	1,727,934	2,042,706

Loss on impairment of unconsolidated joint venture	—	—	—	(500,000)
Income (loss) from unconsolidated joint venture	14,999	(12,501)	22,487	(25,002)

Net income	$313,081	$1,104,736	$1,750,421	$1,517,704

Net income per common and common equivalent share
Basic	$0.08	$0.30	$0.47	$0.39
Diluted	$0.08	$0.28	$0.45	$0.36

Weighted average shares outstanding
Basic	3,781,695	3,665,353	3,751,124	3,857,480
Diluted	3,925,195	3,973,039	3,918,892	4,158,474

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2005

(UNAUDITED)

			Additional			Accumulated Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2004	5,342,939	$534,294	$6,428,284	1,568,990	$(10,942,690)	$(4,866)	$40,964,838	$36,979,860
Exercise of stock options	200,759	20,076	1,044,152					1,064,228
Shares withheld to pay statutory minimum taxes	(37,227)	(3,723)	(610,607)					(614,330)
Tax benefit from exercise of stock options			799,811					799,811
Common stock received for payment of stock option exercise				47,008	(774,186)			(774,186)
Common stock received to pay stautory minimum withholding taxes on restricted stock				79,375	(1,323,181)			(1,323,181)
Cash dividend paid, $.35 per share							(1,313,675)	(1,313,675)
Unrealized gain on marketable securities						86,849		86,849	86,849
Net income							1,750,421	1,750,421	1,750,421
Comprehensive income									$1,837,270
Balance at February 28, 2005	5,506,471	$550,647	$7,661,640	1,695,373	$(13,040,057)	$81,983	$41,401,584	$36,655,797

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 28, 2005	February 29, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,750,421	$1,517,704
Adjustments to reconcile net income to net cash provided by operating activities (Income) loss from unconsolidated joint venture	(22,487)	25,002
Loss on impairment of unconsolidated joint venture	—	500,000
Loss on sale of equipment	—	73,860
Loss on impairment of goodwill	—	579,182
Depreciation	1,155,789	1,121,178
Amortization	76,520	52,852
Provision for losses on trade receivables	27,053	232,044
Stock issued for compensation	—	49,213
Tax benefit from exercise of stock options	799,811	208,368
Increase (decrease) from changes in assets and liabilities
Accounts receivable	507,787	(1,084,564)
Inventories	(163,829)	(1,350,115)
Prepaid expenses & other assets	(805,364)	(285,611)
Accounts payable	611,693	26,711
Accrued expenses	(349,651)	(13,831)
Income taxes payable	—	(411,570)
Deferred compensation	127,853	176,571
Net cash provided by operating activities	3,715,596	1,416,994

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,559,305)	(2,858,375)
Purchases of intangible assets	—	(200,000)
Payments for acquisitions, net of cash acquired	—	(667,000)
Contingent purchase price for acquisition	(76,277)	—
Restricted cash	—	(500,000)
Proceeds from sale of equipment	—	15,000
Investment in restricted investments, net of withdrawals	(41,004)	(176,571)
Distributions from investment in minority interests	68,860	1,539
(Increase) decrease in net cash surrender value of life insurance, net	(479,139)	638,479
Net cash (used in) investing activities	(2,086,865)	(3,746,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	13,532,108	14,696,446
Payments of principal on debt	(13,487,378)	(8,040,357)
Net payments under line-of-credit	—	(462,199)
Dividend paid	(1,313,675)	(1,254,841)
Proceeds from exercise of common stock options	290,042	701,713
Payments of statutory minimum taxes on stock options and restricted stock	(1,937,511)	—
Repurchase of common stock	—	(3,255,125)
Net cash (used in) provided by financing activities	(2,916,414)	2,385,637

INCREASE (DECREASE) IN CASH	(1,287,683)	55,703

CASH, BEGINNING OF PERIOD	1,405,812	166,562

CASH, END OF PERIOD	$118,129	$222,265

Supplemental schedule of noncash investing and financing activities Common stock received for payment of stock option exercises	$774,186	$—

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (“Chase” or the “Company”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2004 in conjunction with the Company’s 2004 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items as well as adjustments to reflect the impact of fiscal 2004 non-recurring events) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of February 28, 2005, the results of operations and cash flows for the interim periods ended February 28, 2005 and February 29, 2004, and changes in stockholders’ equity for the interim period ended February 28, 2005.

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

The results of operations for the interim periods ended February 28, 2005 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2004, which are contained in the Company’s Annual Report on Form 10-K.

Note 2 – Inventories

Inventories consist of the following as of February 28, 2005 and August 31, 2004:

	2005	2004
Raw materials	$6,662,934	$6,353,577
Finished and in process	5,727,990	5,873,518
Total Inventories	$12,390,924	$12,227,095

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income	$313,081	$1,104,736	$1,750,421	$1,517,704

Weighted average common shares outstanding	3,781,695	3,665,353	3,751,124	3,857,480
Additional dilutive common stock equivalents	143,500	307,686	167,768	300,994
Diluted shares outstanding	3,925,195	3,973,039	3,918,892	4,158,474

Net income per share - Basic	$0.08	$0.30	$0.47	$0.39
Net income per share - Diluted	$0.08	$0.28	$0.45	$0.36

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

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income, as reported	$313,081	$1,104,736	$1,750,421	$1,517,704
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(125,799)	(409,945)	(387,228)	(616,703)

Net income, pro forma	$187,282	$694,791	$1,363,193	$901,001

Net income per share - as reported
Basic	$0.08	$0.30	$0.47	$0.39
Diluted	$0.08	$0.28	$0.45	$0.36

Net income per share - pro forma
Basic	$0.05	$0.19	$0.36	$0.23
Diluted	$0.05	$0.17	$0.35	$0.22

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2005.  There were no option grants during fiscal year 2004.

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

The following table summarizes certain financial information about Sunburst and Chase for the six months ended February 29, 2004.

	Chase Corporation Consolidated	Sunburst Electronic Manufacturing Solutions, Inc.	Chase Corporation Excluding Sunburst
Six Months Ended February 29, 2004
Revenue	$42,164,603	$2,548,583	$39,616,020
Income (loss) before income taxes and minority interest	3,582,606	(460,554)	4,043,160
Loss on impairment of goodwill	(579,182)	(579,182)	—
Income before income taxes and minority interest excluding loss on impairment of goodwill	4,161,788	118,628	4,043,160

Note 6 – Segment Information

The Company operates in two business segments, a Specialized Manufacturing segment, consisting of protective coatings and tapes and an Electronic Manufacturing Services segment.  Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services.  Electronic Manufacturing Services include printed circuit board and electro-mechanical assembly services for the electronics industry.  The Company evaluates segment performance based upon operating profit or loss.

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues from external customers
Specialized Manufacturing	$16,961,608	$15,832,028	$36,201,991	$32,137,020
Electronic Manufacturing Services	2,893,820	4,044,954	6,052,101	10,027,583
Total	$19,855,428	$19,876,982	$42,254,092	$42,164,603

Income before income taxes and minority interest
Specialized Manufacturing	$1,600,547	$2,275,808	$4,623,164	$5,255,008
Electronic Manufacturing Services	150,631	748,667	626,952	700,703	*
Total for reportable segments	1,751,178	3,024,475	5,250,116	5,955,711
Corporate and Common Costs	(1,274,196)	(1,251,538)	(2,485,482)	(2,373,105)
Total	$476,982	$1,772,937	$2,764,634	$3,582,606

* Includes loss on impairment of goodwill of $579,182 (See Notes 5 and 7)

	February 28, 2005	August 31, 2004
Total assets
Specialized Manufacturing	$38,070,339	$38,078,812
Electronic Manufacturing Services	10,761,961	10,228,259
Total for reportable segments	48,832,300	48,307,071
Corporate and Common Assets	10,535,614	10,950,281
Total	$59,367,914	$59,257,352

Note 7 – Goodwill and Other Intangibles

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit.  These reporting units are also reportable segments (see Note 6).  As discussed in Note 5, the Company recorded a $579,182 charge in the first quarter of fiscal year 2004 related to the impairment of goodwill as a result of the sale of its Sunburst subsidiary.  Goodwill related to Sunburst, having a pre-impairment book value of $1,412,125, was written down to its fair value of $832,943.  The adjusted fair value of the remaining goodwill related to Sunburst was eliminated from the Company’s consolidated balance sheet as part of the accounting for the sale of Sunburst in the quarter ending February 29, 2004.

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2004	$1,933,983	$5,998,888	$7,932,871
Acquisition of Paper Tyger - Contingent Purchase Price	76,277	—	76,277
Balance at February 28,. 2005	$2,010,260	$5,998,888	$8,009,148

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at February 28, 2005 and August 31, 2004:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
February 28, 2005
Patents and agreements	14.4 years	1,841,244	1,267,484	573,760
Customer lists and relationships	10.0 years	360,000	45,000	315,000

August 31, 2004
Patents and agreements	14.4 years	1,841,244	1,208,964	632,280
Customer lists and relationships	10.0 years	360,000	27,000	333,000

In addition to the intangible assets summarized above, the Company also has a corporate trademark with a carrying value of $11,615 and an indefinite life.

Amortization expense related to intangible assets for the six months ended February 28, 2005 and February 29, 2004 was $76,520 and $52,852, respectively.  Estimated amortization expense for the remainder of fiscal year 2005 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2005 (remaining 6 months)	75,250
2006	150,500
2007	150,500
2008	150,500
2009	124,010
2010	56,000
$706,760

Note 8 – Investment in Joint Venture

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc. (“SGI”), with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  Chase Corporation owned a 42% interest in the joint venture at February 28, 2005 and August 31, 2004.

In accordance with the Company’s accounting policies, the carrying value of this investment is reviewed periodically or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, and an impairment may exist.  In November 2003 (the Company’s first quarter of fiscal 2004), the Company recorded an impairment charge of $500,000 related to the Company’s investment in SGI due to changes in SGI’s projected future cash flows as a result of delays in distributing a key product.  Additionally, there were increased competitive pressures in the market resulting from the merger between a competitor and a significant customer of SGI during the Company’s first quarter of fiscal year 2004.  This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

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

Upon the vesting of the 250,000 Shares, Mr. Chase tendered 79,375 shares to the Company on September 6, 2004 in satisfaction of the approximately $1.3 million minimum tax withholding obligation with respect to the vesting of the Shares, which was then paid by the Company in cash, to the appropriate tax authorities.

Note 10 – Acquisitions

Paper Tyger

In December 2003, the Company acquired the assets of Paper Tyger, LLC (“Paper Tyger”), headquartered in Middlefield, Connecticut.  The Paper Tyger business manufactures and markets laminated, durable papers produced with patented technology.  The total purchase price for this acquisition was $702,125 with additional contingent payments to be made by the Company annually for the three subsequent years, if certain revenue and product margin targets are met with respect to the Paper Tyger products over the three years ending November 30, 2006.  The additional contingent payments will be recorded as goodwill in accordance with SFAS 141. An additional contingent payment of $76,277, calculated based on the results of Paper Tyger for the year ending November 30, 2004, was recorded in the six months ended February 28, 2005.

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

The allocation of the purchase price, including direct costs of the acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$262,629

Accounts payable	(672,281)

Acquisition costs	(11,488)
Intangible assets - customer lists	360,000
Goodwill	839,542
Total purchase price	$778,402

All assets, including goodwill, acquired as part of Paper Tyger are included in the Specialized Manufacturing segment.  Identifiable intangible assets purchased with this transaction are being amortized over a period of 10 years.  Goodwill associated with this acquisition totaling $839,542 will be deducted for income tax purposes over 15 years.

All acquisitions have been accounted for using the purchase method, and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

Note 11 – Income Taxes

In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $2.3 million.  This capital loss expires in 2008 and will be used to offset capital gains generated by the Company in future periods.  As of February 28, 2005, management has concluded that it is more likely than not that the Company will not realize the benefit of this capital loss carryforward and thus the deferred tax asset has been offset by a full valuation allowance.

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in each of two personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in Chase products.  Of these lawsuits, one is pending in Mississippi and one is pending in Ohio.  The Mississippi lawsuit is a wrongful death action that is in discovery and has not yet been given a firm trial date. The Ohio lawsuit has been inactive with respect to Chase since Chase was named as a defendant in July 2004.  The Company had been a defendant in a another personal injury lawsuit in Ohio alleging injury from exposure to asbestos contain in Chase products.  However, the Company was dismissed from the lawsuit in early 2005.

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

Note 13 - Pensions and Other Post Retirement Benefits

The Company has adopted the revised disclosure provisions of SFAS 132.  The components of net periodic benefit cost for the six months ended February 28, 2005 and February 29, 2004 are as follows:

	2005	2004
Service cost	$170,588	$186,146
Interest cost	250,688	287,430
Expected return on plan assets	(205,174)	(200,872)
Amortization of prior service cost	43,992	46,236
Amortization of unrecognized loss	32,414	23,282

Net periodic benefit cost	$292,508	$342,222

As of February 28, 2005, the Company has contributed $0 in the current fiscal year to fund its obligations under the pension plan. The Company plans to contribute $391,509 to fund pension plan obligations in the fiscal year ending August 31, 2005.

Note 14 – Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. We are currently evaluating the impact the AJCA will have on our results of operations and financial position.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of Statement No. 151 should be applied prospectively. The adoption of FAS No. 151 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25.  The Statement is effective for the Company beginning in the first quarter of fiscal year 2006.  The Company is currently evaluating the impact that will result from adopting SFAS 123(R).

In March 2005, the SEC staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of FAS 123(R) while enhancing the information that investors receive.  SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

Note 15 – Subsequent Event

On April 6, 2005 the Company completed its acquisition of E-POXY Engineered Materials (“E-POXY”) of Albany, New York.  E-POXY is a manufacturer of expansion and control joint systems designed for roads, bridges, stadiums and airport runways.  It also produces specialty bonding agents, grouts, mortars, injection resins, secondary containment systems and protective coatings.  E-POXY will become part of the Chase Specialty Coatings division, which is included in the Specialized Manufacturing Segment.

This acquisition, effective April 1, 2005, is an asset purchase and will be accounted for in the Company’s third quarter ending May 31, 2005.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2004.

Overview

While sales in the Company’s Specialized Manufacturing segment were solid, profitability was impacted significantly by several large raw material increases on petroleum related materials.  Price increases which are currently being introduced to customers will partially alleviate the increased costs.  During the remainder of the fiscal year management expects more margin squeeze as cost increases outpace the ability to raise prices putting more pressure on productivity improvements.

A slowdown in orders in the Company’s Electronic Manufacturing Services segment, along with the costs associated with the relocation to a more efficient facility also affected profitability in the current quarter.  This transition has been completed effective March 1, 2005 and the Company is beginning to see positive results in the form of new customers and improved productivity related to equipment enhancements.  As discussed in the prior quarter, the market for products and services in this segment is expected to continue to be a bit soft as the Company’s key customers assess their inventory levels and their own customer demand for the remainder of 2005.  Although the Company’s operating results from this segment should continue to be positive, they may not be at the same level as fiscal year 2004.

The financial impact of implementing the internal control provisions of the Sarbanes-Oxley Act imposes significant costs on small businesses such as Chase.  These costs will be greatest during the implementation phase of the project, which will last through August 2006.  Ongoing compliance costs beyond the initial implementation will lessen; however, they will still be present in fiscal years beyond 2006.  Chase must comply with the internal control provisions of Section 404 of the Sarbanes-Oxley Act as of August 31, 2006.

Our new facility in North Carolina continues to make solid improvements and we expect positive financial results for the remainder of the fiscal year.

On April 6, 2005 the Company completed its acquisition of E-Poxy Engineered Materials (“E-Poxy”) of Albany, New York.  E-Poxy is a manufacturer of expansion and control joint systems designed for roads, bridges, stadiums and airport runways.  It also produces specialty bonding agents, grouts, mortars, injection resins, secondary containment systems and protective coatings.  E-Poxy will become part of the Chase Specialty Coatings division, which is included in the Specialized Manufacturing Segment.

This acquisition, effective April 1, 2005, is an asset purchase and will be accounted for in the Company’s third quarter ending May 31, 2005.

Management also continues to move forward with completing its due diligence for the Company’s potential acquisition of Concoat Holdings based in the United Kingdom.

In the six months ended February 29, 2004, the Company’s net income was negatively impacted by (a) the impairment of the Company’s investment in an unconsolidated joint venture, Stewart Group Inc, (“SGI”), of $500,000; and (b) the impairment of goodwill related to Sunburst of $579,000.  Consistent with the past two fiscal years, the Company is continuing to restructure its manufacturing operations as a means of better positioning its businesses and maximizing resources.

The Company has two reportable segments summarized below:

Segment	Divisions	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Chase Coating & Laminating • Chase Specialty Coatings • NEQP

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

Chase Canada, the Company’s only manufacturing plant located outside of the United States, in Winnipeg, Canada was reorganized within the domestic operating facilities of the Company’s Specialized Manufacturing segment in fiscal year 2004.  This reorganization of plant facilities was a result of the continued consolidation of Chase Canada’s customer base, predominantly to the United States. The plant located in Winnipeg was officially shut down in the fourth quarter of fiscal year 2004.

In January 2004, the Company purchased certain manufacturing equipment to be utilized in the manufacturing operations at a newly leased facility in Taylorsville, North Carolina.  This new operating facility is part of the Company’s Specialized Manufacturing segment. The equipment purchase was financed through an increase in the Company’s long-term debt.

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

In December 2003, the Company acquired the assets of Paper Tyger, LLC (“Paper Tyger”), headquartered in Middlefield, Connecticut.  The Paper Tyger business manufactures and markets laminated, durable papers produced with patented technology.  Paper Tyger products, marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries.  Thus far the total purchase price for this acquisition is $779,000 including contingent payments of $77,000 recorded in the six months ended February 28, 2005, with additional contingent payments to be made by the Company if certain revenue and product margin targets are met with respect to the Paper Tyger products over the next two years.  The additional contingent payments will be recorded as goodwill in accordance with SFAS 141.  In connection with the acquisition, the Company recorded $840,000 of goodwill and $360,000 of intangible assets related to the customer relationships of Paper Tyger.  The amount allocated to goodwill includes $763,000 recorded at the time of the acquisition plus the additional contingent payment of $77,000 recorded in the six months ended February 28, 2005.  The Paper Tyger products are being manufactured in the Company’s Webster facility and are part of the Coating & Laminating division which is part of the Specialized Manufacturing segment.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

		Income Before
		Income Taxes and	% of
	Revenue	Minority Interest	Revenue
Three Months Ended February 28, 2005
Specialized Manufacturing	$16,961	$1,601	9%
Electronic Manufacturing Services	2,894	151	5
	$19,855	1,752	9
Less corporate and common costs		(1,275)
Income before income taxes and minority interest		$477

Three Months Ended February 29, 2004
Specialized Manufacturing	$15,832	$2,276	14%
Electronic Manufacturing Services	4,045	749	19
	$19,877	3,025	15
Less corporate and common costs		(1,252)
Income before income taxes and minority interest		$1,773

Total Revenues

Total revenues remained relatively flat at $19,855,000 for the quarter ended February 28, 2005 compared to $19,877,000 for the same period in fiscal 2004.  Total revenues increased $89,000 to $42,254,000 for the fiscal year to date period ended February 28, 2005 compared to $42,165,000 for the same period in fiscal 2004.  The increase in revenues for both the quarter and year to date periods from the Company’s Specialized Manufacturing segment is primarily due to the following: (a) the acquisition of Paper Tyger; (b) increased sales of the Coating & Laminating division’s wire and cable product lines; (c) continued increased demand for Chase BLH2OCK®; and (d) increased demand internationally for HumiSeal® products.

The increases in Specialized Manufacturing were offset by a decrease in revenues from the Company’s Electronic Manufacturing Services segment.  This decrease was $1,151,000 and $3,975,000 for the quarter and year to date periods, respectively.  This segment’s revenues were negatively affected by the December 2003 sale of Sunburst, which accounted for $2.5 million in revenues in the first half of fiscal year 2004 (Sunburst revenues were included for only three months of fiscal year 2004 prior to being sold).  Additionally the market for products and services in this segment continues to be softer than last year as the Company’s key customers assess their inventory levels and their own customer demand for the remainder of 2005.

The restructuring of one of the Company’s royalty arrangements, in the Specialized Manufacturing segment, caused a decrease in royalty revenues in Asia Pacific.  This modest decrease was offset by a corresponding increase in direct sales from the same customer base.

Cost of Products and Services Sold

Cost of products and services sold increased $1,164,000 or 8% to $15,194,000 in the quarter ended February 28, 2005 compared to $14,030,000 in the same period in fiscal 2004.  The costs of products and services sold increased $1,074,000 or 4% to $31,059,000 for the fiscal year to date period ended February 28, 2005 compared to $29,985,000 in the same period in fiscal 2004.  As a percentage of revenues, cost of products and services sold increased to 77% in the quarter ended February 28, 2005 compared to 72% in the same period in fiscal 2004.  As a percentage of revenues, cost of products and services sold increased to 74% for the fiscal year to date period ended February 28, 2005 compared to 72% in the same period in fiscal 2004.  This increase was primarily due to the following: (a) increased sales of lower margin products in the Company’s Specialized Manufacturing segment; (b) increased pricing pressures on raw material costs across some of the Company’s key product lines; and (c) inclusion of a full six months of sales related to the Paper Tyger product line which have lower margins compared to some of the Company’s other product lines.

While sales in the Company’s Specialized Manufacturing segment were solid, profitability was impacted significantly by several large raw material increases on petroleum related materials.  Price increases which are currently being introduced to customers will partially alleviate the increased costs.  During the remainder of the fiscal year management expects more margin squeeze as cost increases outpace the ability to raise prices putting more pressure on productivity improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $87,000 or 2% to $4,111,000 in the quarter ended February 28, 2005 compared to $4,024,000 in the same period in fiscal 2004.  Selling, general and administrative expenses increased $395,000 or 5% to $8,300,000 for the fiscal year to date period ended February 28, 2005 compared to $7,905,000 in the same period in fiscal 2004.  As a percent of revenues, selling, general and administrative expenses increased to 21% and 20% for the quarter ended and fiscal year to date period ended February 28, 2005, respectively compared to 20% and 19% in the same periods in fiscal 2004.  The increase in both the 2005 quarter and fiscal year to date relates primarily to salary and benefits, including health care costs; information technology and telecommunication costs; and higher public company expenses, including accounting and legal fees.  Additionally, the Company has invested in certain personnel who it believes are required to support continued growth in future periods.

As discussed above, the financial impact of implementing the internal control provisions of the Sarbanes-Oxley Act will be greatest during the implementation phase of the project, which will last through August 2006.  Ongoing compliance costs beyond the initial implementation will lessen; however, they will still be present in fiscal years beyond 2006.

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

Interest Expense

Interest expense increased $10,000 or 10% to $112,000 in the quarter ended February 28, 2005 compared to $102,000 in the same period in fiscal 2004.  Interest expense increased $33,000 or 19% to $207,000 for the fiscal year to date period ended February 28, 2005 compared to $174,000 in the same period in fiscal 2004.  The increase in interest expense is a direct result of rising interest rates over the past six months and increases in the Company’s outstanding debt due to: (a) the December 2003 repurchase of common stock; (b) the December 2003 acquisition of Paper Tyger; and (c) the January 2004 acquisition of manufacturing equipment located in Taylorsville, North Carolina all of which occurred after the first quarter of fiscal year 2004.  The increase in interest expense was offset by the Company’s ability to reduce overall debt balances through principal payments from operating cash flow. The Company’s debt will continue to be paid down through operating cash flow in fiscal 2005.  The Company continues to receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income decreased $14,000 to $38,000 in the quarter ended February 28, 2005 compared to $52,000 in the same fiscal period in 2004.  Other income increased $15,000 to $77,000 for the fiscal year to date period ended February 28, 2005 compared to $62,000 in the same period in fiscal 2004.  The decrease in the current quarter is primarily due to transitional services provided by the Company to Sunburst subsequent to the Company’s sale of Sunburst in December 2003.  The increase in the year to date period is primarily a result of monthly rental income of $11,900 on property (building and land) owned by the Company and leased to Sunburst under a 36-month rental agreement entered into in conjunction with the Company’s sale of Sunburst.

Income Taxes

The effective tax rate in fiscal year 2005 is 37% compared to 42% in fiscal year 2004.  In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $2.3 million.  This capital loss expires in 2008 and will be used to offset capital gains generated by the Company in future periods.  At the time of the sale of Sunburst, management concluded that it was more likely than not that the Company would not realize the benefit of this capital loss carryforward and thus this deferred tax asset was offset by a full valuation allowance.  Accordingly, the Company’s annual fiscal 2004 effective income tax rate reflects this valuation allowance in the form of a higher effective tax rate compared to current year period.  As of February 28, 2005, management continues to believe that it is more likely than not that the company will not realize the benefit of this capital loss carryforward.

Income Before Minority Interest

Income before minority interest decreased $819,000 or 73% to $298,000 in the quarter ended February 28, 2005 compared to $1,117,000 in the same period in fiscal 2004.  Income before minority interest decreased $315,000 or 15% to $1,728,000 for the fiscal year to date period ended February 28, 2005 compared to $2,043,000 in the same fiscal period in 2004.  The decrease in both the quarter and year to date periods is primarily attributable to increased costs of products and services sold, as discussed above.  Additionally the year to date results in fiscal 2004 were also impacted by the $579,000 loss on impairment of goodwill related to Sunburst.

Income (Loss) from Unconsolidated Joint Venture

The income (loss) from unconsolidated joint venture relates to a 42% equity position in the SGI, located in Toronto, Canada.  In fiscal 1995, the Company formed a joint venture, SGI with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  SGI’s business focus is geared toward the telecommunication’s market, which the Company anticipates will continue to be soft in fiscal 2005.

In accordance with the Company’s accounting policies, the carrying value of this investment is reviewed periodically or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and an impairment may exist.  In the first quarter of fiscal year 2004, an impairment of $500,000 related to the Company’s investment in SGI was recorded due to changes in

SGI’s projected future cash flows due to the expected future loss of a key customer.  This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

Net Income

Net income decreased $792,000 or 72% to $313,000 in the quarter ended February 28, 2005 compared $1,105,000 in the same period in fiscal 2004. Net income increased $232,000 or 15% to $1,750,000 for the fiscal year to date period ended February 28, 2005 compared to $1,518,000 in the same fiscal period in 2004.  The decrease in the current quarter is a direct result of higher costs of products and services sold, as discussed above, coupled with increased sales of lower margin products in the current year compared to fiscal 2004.  The increase in net income in the year to date period is a direct result of two significant charges recorded in fiscal year 2004, which are discussed above, that did not recur in the current fiscal year offset by increased raw material costs and overall higher costs of products and services sold.

Liquidity and Sources of Capital

The Company’s cash balances decreased $1,288,000 to $118,000 at February 28, 2005 from $1,406,000 at August 31, 2004.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The higher cash balance at August 31, 2004 was primarily the result of the timing of year end cash collections that had not yet been used by the Company to pay down its revolving line of credit prior to fiscal year end.  Consequently, the increased cash at August 31, 2004 was offset by a corresponding increase in the balance of the Company’s line of credit as of August 31, 2004.

Cash flow provided by operations was $3,716,000 for the six months ended February 28, 2005 compared to $1,417,000 for the six months ended February 29, 2004.  Cash provided by operations during the first six months of fiscal year 2005 was primarily due to operating income, a reduction in income taxes payable due to the tax benefit from the exercise of stock options, a decrease in accounts receivable and an increase in the accounts payable balance.  This was offset by increased prepaid expenses and other current assets.

The ratio of current assets to current liabilities was 2.4 as of February 28, 2005 compared to 2.3 as of August 31, 2004.  The increase in the Company’s current ratio is primarily attributable to increased prepaid expenses and current assets coupled with a decrease in accrued payroll and other compensation which was a direct result of the payment of annual management incentive plan bonuses in the first quarter of fiscal year 2005.  This was offset by a decrease in the cash balance as of February 28, 2005.

Cash flow used in investing activities of $2,087,000 was primarily due to purchases of property, plant and equipment and payments made on the Company owned split dollar life insurance policies, which increased the cash surrender value of life insurance.

Cash flow used in financing activities of $2,917,000 was primarily due to cash received from borrowings under the Company’s line of credit arrangement and exercise of common stock options offset by (a) payments made on the same line of credit and other debt agreements; (b) payment of the annual dividend; and (c) the repurchase of Company common stock.

On October 18, 2004, the Company announced a cash dividend of $0.35 per share (totaling approximately $1,314,000) to shareholders of record on October 29, 2004 and paid on December 1, 2004.

In February 2005, the Company increased its total available credit under its credit facility with its primary bank from a maximum of $7 million to $10 million.  The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent.  The weighted average interest rate of outstanding balances on this credit facility was 4.21% at February 28, 2005. The Company had $3.7 million in available credit at February 28, 2005 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2005. This long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2007) although it is intended that it will continue to be renewed.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of February 28, 2005.

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

Upon the vesting of the 250,000 Shares, Mr. Chase tendered 79,375 shares to the Company on September 6, 2004 in satisfaction of the approximately $1.3 million minimum tax withholding obligation with respect to the vesting of the Shares, which was then paid by the Company in cash, to the appropriate tax authorities.

The Company does not have any significant off balance sheet arrangements.

The Company has no significant capital commitments in fiscal 2005 but plans to add additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its manufacturing plants.  Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2005 that are complementary to its business.  The Company believes that its existing resources, including its credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Recently Issued Accounting Standards

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. We are currently evaluating the impact the AJCA will have on our results of operations and financial position.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of Statement No. 151 should be applied prospectively. The adoption of FAS No. 151 is not expected to have a material impact on our financial position or results of operations.

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

In March 2005, the SEC staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of FAS 123(R) while enhancing the information that investors receive.  SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 concerning certain factors that could cause the Company’s actual results to differ materially from the results anticipated in such forward-looking statements. Said discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

The Company limits the amount of credit exposure to any one issuer.  At February 28, 2005, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts.  If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The majority of the Company’s outstanding long-term debt is at rates that fluctuate with prevailing long term market rates (e.g. LIBOR).  Accordingly, a change in interest rates has an effect on the Company’s interest expense.  The fair value of the Company’s long-term debt, however, would not change in response to interest rate movements due to its variable rate nature. The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at February 28, 2005 and has determined that such a rate change would not have a material impact on the Company.

During fiscal 2004, the Company had very limited currency exposure since all invoices were denominated in U.S. dollars except for invoices from the Company’s Canadian operations to Canadian customers.  Historically, the Company has maintained minimal cash balances in Canada and, other than the currency conversion effects on the fixed assets in Canada which were deferred and recorded directly in equity due to the Canadian dollar being designated as the functional currency, and reported in the Statement of Changes in Equity, there were no significant assets held in foreign currencies. During fiscal 2004, the Company closed its Canadian operations.  As of February 28, 2005, there were no cash balances or any other assets maintained in Canada or any other foreign geographic area.

The Company does not engage in hedging activities.  There were no foreign currency transaction gains or losses in the six months ended February 28, 2005.  The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in each of two personal injury lawsuits, all of which allege personal injury from exposure to asbestos contained in Chase products.  Of these lawsuits, one is pending in Mississippi and one is pending in Ohio.  The Mississippi lawsuit is a wrongful death action that is in discovery and has not yet been given a firm trial date. The Ohio lawsuit has been inactive with respect to Chase since Chase was named as a defendant in July 2004.  The Company had been a defendant in a another personal injury lawsuit in Ohio alleging injury from exposure to asbestos contain in Chase products.  However, the Company was dismissed from the lawsuit in early 2005.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The following matters were approved at our annual stockholder’s meeting, which was held on January 25, 2005.

A. For the election of nominees for the Board of Directors:

Name of Director	For	Authority Withheld
Peter R. Chase	3,388,190	11,379
Andrew Chase	3,385,785	13,784
Lewis P. Gack	3,387,037	12,532
Edward F. Hines, Jr.	3,385,885	13,684
George M. Hughes	3,225,963	167,406
Ronald Levy	3,267,810	131,759
Carl J. Yankowski	3,387,085	12,484

B. For the proposal to approve an amendment to the Company’s Bylaws:

For	Against	Abstain
2,962,916	419,944	16,708

Item 6 - Exhibits

(a) Exhibits

Exhibit Number	Description
3.2	Amended and Restated Company Bylaws (incorporated by reference from Proposal Number 2 of the Company’s Proxy Statement for the January 2005 annual meeting of shareholders).

10.1

Life Insurance Reimbursement Agreement between the Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated January 10, 2005).

10.2

Split-Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K dated January 10, 2005).

10.3	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K dated January 10, 2005).

10.4	Seventh Amendment, dated February 1, 2005, to the Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank (filed herewith).

10.5	Second Amendment, dated February 1, 2005, to the Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 13, 2005	By:	/s/ Peter R. Chase
Peter R. Chase, President and
Chief Executive Officer

Dated: April 13, 2005	By:	/s/ Everett Chadwick
Everett Chadwick
Vice President, Finance, Treasurer and Chief Financial Officer