Form 10-Q
period 2005-05-31
CHASE CORP
filed 2005-07-14
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2005

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
YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO  ☒

The number of shares of Common Stock outstanding as of June 30, 2005 was 3,828,665.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2005

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2005	August 31, 2004
ASSETS
Current Assets:
Cash	$78,903	$1,405,812
Accounts receivable, less allowance for doubtful accounts of $301,951 and $227,056	13,396,775	12,004,031
Inventories	13,602,108	12,227,095
Prepaid expenses and other current assets	945,061	925,385
Deferred income taxes	210,678	210,678
Total current assets	28,233,525	26,773,001

Property, plant and equipment, net	18,478,675	17,488,538

Other Assets
Goodwill	8,732,153	7,932,871
Intangible assets, less accumulated amortization of $1,350,110 and $1,235,964	862,749	976,895
Cash surrender value of life insurance	4,514,862	4,127,894
Investment in joint venture	541,412	725,562
Restricted investments	1,312,560	1,222,711
Other assets	9,369	9,880
	$62,685,305	$59,257,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,748,016	$5,477,993
Accrued payroll and other compensation	1,331,126	1,658,662
Accrued expenses	1,295,152	1,297,801
Accrued pension expense - current	390,000	391,509
Current portion of long-term debt	2,061,559	2,820,253
Total current liabilities	11,825,853	11,646,218

Long-term debt, less current portion	10,665,015	8,342,568
Deferred compensation	1,312,560	1,222,711
Accrued pension expense	1,052,596	919,349
Deferred income taxes	146,646	146,646

Commitments and Contingencies (Note 12)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 10,000,000 shares; 5,506,471 in May and 5,342,939 in August issued; 3,821,098 in May and 3,773,949 in August outstanding	550,647	534,294
Additional paid-in capital	7,661,640	6,428,284
Treasury stock, at cost, 1,685,373 in May and 1,568,990 in August shares of common stock	(13,040,057)	(10,942,690)
Accumulated other comprehensive income (loss)	81,983	(4,866)
Retained earnings	42,428,422	40,964,838
Total stockholders’ equity	37,682,635	36,979,860
Total liabilities and stockholders’ equity	$62,685,305	$59,257,352

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Revenue
Sales	$23,203,143	$21,915,155	$64,958,401	$63,527,320
Royalty and commissions	347,747	286,018	846,581	838,456
	23,550,890	22,201,173	65,804,982	64,365,776
Costs and Expenses
Cost of products and services sold	17,223,563	15,766,240	48,282,633	45,751,296
Selling, general and administrative expenses	4,012,028	4,140,841	12,312,175	12,045,586
Legal settlement	520,000	—	520,000	—
Loss on impairment of goodwill	—	—	—	579,182

	1,795,299	2,294,092	4,690,174	5,989,712

Interest expense	(136,917)	(99,171)	(344,044)	(273,681)
Other income (expense)	43,287	25,116	120,173	86,612

Income before income taxes and minority interest	1,701,669	2,220,037	4,466,303	5,802,643

Income taxes	591,613	842,300	1,628,313	2,382,200

Income before minority interest	1,110,056	1,377,737	2,837,990	3,420,443

Loss on impairment of unconsolidated joint venture	(83,218)	—	(83,218)	(500,000)
Income (loss) from unconsolidated joint venture	—	(4,167)	22,487	(29,169)

Net income	$1,026,838	$1,373,570	$2,777,259	$2,891,274

Net income per common and common equivalent share
Basic	$0.27	$0.37	$0.74	$0.76
Diluted	$0.26	$0.35	$0.71	$0.72

Weighted average shares outstanding
Basic	3,821,098	3,678,913	3,775,142	3,795,971
Diluted	3,918,003	3,895,423	3,918,862	4,022,293

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED MAY 31, 2005

(UNAUDITED)

			Additional			Accumulated Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2004	5,342,939	$534,294	$6,428,284	1,568,990	$(10,942,690)	$(4,866)	$40,964,838	$36,979,860
Exercise of stock options	200,759	20,076	1,044,152					1,064,228
Shares withheld to pay statutory minimum taxes	(37,227)	(3,723)	(610,607)					(614,330)
Tax benefit from exercise of stock options			799,811					799,811
Common stock received for payment of stock option exercise				37,008	(774,186)			(774,186)
Common stock received to pay statutory minimum withholding taxes on restricted stock				79,375	(1,323,181)			(1,323,181)
Cash dividend paid, $.35 per share							(1,313,675)	(1,313,675)
Unrealized gain on marketable securities						86,849		86,849	86,849
Net income							2,777,259	2,777,259	2,777,259
Comprehensive income									$2,864,108
Balance at May 31, 2005	5,506,471	$550,647	$7,661,640	1,685,373	$(13,040,057)	$81,983	$42,428,422	$37,682,635

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	May 31, 2005	May 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,777,259	$2,891,274
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from unconsolidated joint venture	(22,487)	29,169
Loss on impairment of unconsolidated joint venture	83,218	500,000
Loss on sale of equipment	24,458	73,860
Loss on impairment of goodwill	—	579,182
Depreciation	1,554,222	1,754,788
Amortization	114,146	101,778
Provision for losses on trade receivables	49,895	232,044
Stock issued for compensation	—	73,819
Tax benefit from exercise of stock options	799,811	436,151
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,306,021)	(1,182,226)
Inventories	(1,229,321)	(2,912,627)
Prepaid expenses & other assets	(19,165)	(112,021)
Accounts payable	1,073,317	511,112
Accrued expenses	(318,447)	(894,814)
Deferred compensation	89,849	170,933
Net cash provided by operating activities	3,670,734	2,252,422

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,541,317)	(3,204,365)
Purchases of intangible assets	—	(200,000)
Payments for acquisitions, net of cash acquired	(693,000)	(667,000)
Contingent purchase price for acquisition	(106,886)	—
Restricted cash	—	(500,000)
Proceeds from sale of equipment	7,500	15,000
Investment in restricted investments, net of withdrawals	(3,000)	(170,933)
Distributions from investment in minority interests	123,419	1,540
(Increase) decrease in net cash surrender value of life insurance, net	(386,968)	814,055
Net cash (used in) investing activities	(3,600,252)	(3,911,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	20,790,131	18,559,321
Payments of principal on debt	(19,226,378)	(12,989,272)
Net payments under line-of-credit	—	(460,384)
Dividend paid	(1,313,675)	(1,254,841)
Proceeds from exercise of common stock options	290,042	1,081,063
Payments of statutory minimum taxes on stock options and restricted stock	(1,937,511)	—
Repurchase of common stock	—	(3,255,125)
Net cash (used in) provided by financing activities	(1,397,391)	1,680,762

INCREASE (DECREASE) IN CASH	(1,326,909)	21,481

CASH, BEGINNING OF PERIOD	1,405,812	166,562

CASH, END OF PERIOD	$78,903	$188,043

Supplemental schedule of noncash investing and financing activities Common stock received for payment of stock option exercises	$774,186	$—

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items as well as adjustments to reflect the impact of fiscal 2004 non-recurring events) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2005, the results of operations and cash flows for the interim periods ended May 31, 2005 and 2004, and changes in stockholders’ equity for the interim period ended May 31, 2005.

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

The results of operations for the interim periods ended May 31, 2005 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2004, which are contained in the Company’s 2004 Annual Report on Form 10-K.

Note 2 – Inventories

Inventories consist of the following as of May 31, 2005 and August 31, 2004:

	2005	2004
Raw materials	$7,372,940	$6,353,577
Finished and in process	6,229,168	5,873,518
Total Inventories	$13,602,108	$12,227,095

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income	$1,026,838	$1,373,570	$2,777,259	$2,891,274

Weighted average common shares outstanding	3,821,098	3,678,913	3,775,142	3,795,971
Additional dilutive common stock equivalents	96,905	216,510	143,720	226,322
Diluted shares outstanding	3,918,003	3,895,423	3,918,862	4,022,293

Net income per share - Basic	$0.27	$0.37	$0.74	$0.76
Net income per share - Diluted	$0.26	$0.35	$0.71	$0.72

Note 4 – Stock Based Compensation

The Company grants stock options to its employees and directors.  Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant.  The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148). The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations.  Other than grants to non-employee directors, the Company has not granted stock options to non-employees.

Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant.   No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

In April 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees. The accelerated options were issued under the 2001 Senior Management Stock Plan. The acceleration of outstanding unvested options was immediately effective on a fully-vested basis. Options to purchase approximately 86,531 shares of common stock were subject to acceleration. A pro-forma charge of $517,000 related to this acceleration was recorded as stock based compensation in accordance with SFAS 123 and APB 25.  Of this amount, $126,000 would have been recorded as a pro-forma charge in the fourth quarter of fiscal year 2005 had there been no acceleration of vesting.  The remaining $391,000 would have been recorded as compensation expense in the income statement over a period of two years beginning in fiscal year 2006 pursuant to the Company’s adoption of SFAS 123(R) which will have an effective date of September 1, 2005.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income, as reported	$1,026,838	$1,373,570	$2,777,259	$2,891,274
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(642,326)	(125,799)	(1,029,554)	(742,502)

Net income, pro forma	$384,512	$1,247,771	$1,747,705	$2,148,772

Net income per share - as reported
Basic	$0.27	$0.37	$0.74	$0.76
Diluted	$0.26	$0.35	$0.71	$0.72

Net income per share - pro forma
Basic	$0.10	$0.34	$0.46	$0.57
Diluted	$0.10	$0.32	$0.45	$0.53

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended			Nine Months Ended
	May 31, 2005		May 31, 2004	May 31, 2005		May 31, 2004
Revenues from external customers
Specialized Manufacturing	$20,754,820		$18,447,409	$56,956,811		$50,584,429
Electronic Manufacturing Services	2,796,070		3,753,764	8,848,171		13,781,347
Total	$23,550,890		$22,201,173	$65,804,982		$64,365,776

Income before income taxes and minority interest
Specialized Manufacturing	$3,065,126		$2,794,455	$7,688,290		$8,049,463

Electronic Manufacturing Services	167,580		581,460	794,532		1,282,163	(a)
Total for reportable segments	3,232,706		3,375,915	8,482,822		9,331,626

Corporate and Common Costs	(1,531,037	)(b)	(1,155,878)	(4,016,519	)(b)	(3,528,983)
Total	$1,701,669		$2,220,037	$4,466,303		$5,802,643

(a)          Includes loss on impairment of goodwill of $579,182 (See Notes 5 and 7)

(b)         Includes legal settlement of $520,000 (See Note 11)

	May 31, 2005	August 31, 2004
Total assets
Specialized Manufacturing	$40,624,517	$38,078,812
Electronic Manufacturing Services	11,093,134	10,228,259
Total for reportable segments	51,717,651	48,307,071
Corporate and Common Assets	10,967,654	10,950,281
Total	$62,685,305	$59,257,352

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

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2004	$1,933,983	$5,998,888	$7,932,871
Acquisition of Paper Tyger - Contingent Purchase Price	106,886	—	106,886
Acquisition of Epoxy Engineered Materials	692,396	—	692,396
Balance at May 31, 2005	$2,733,265	$5,998,888	$8,732,153

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at May 31, 2005 and August 31, 2004:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
May 31, 2005
Patents and agreements	14.4 years	1,841,244	1,296,110	545,134
Customer lists and relationships	10.0 years	360,000	54,000	306,000

August 31, 2004
Patents and agreements	14.4 years	1,841,244	1,208,964	632,280
Customer lists and relationships	10.0 years	360,000	27,000	333,000

In addition to the intangible assets summarized above, the Company also has a corporate trademark with a carrying value of $11,615 and an indefinite life.

Amortization expense related to intangible assets for the nine months ended May 31, 2005 and 2004 was $114,146 and $101,778, respectively.  Estimated amortization expense for the remainder of fiscal year 2005 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2005 (remaining 3 months)	37,625
2006	150,500
2007	150,500
2008	150,500
2009	124,010
2010	56,000
$669,135

Note 8 – Investment in Joint Venture

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc. (“SGI”), with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.  Chase Corporation owned a 42% interest in the joint venture at May 31, 2005 and August 31, 2004.

On June 21, 2005, the Company sold all of its remaining investment interest in SGI to the majority shareholder of SGI (SGL Holdings Ltd.) for $450,000 plus additional contingent consideration as defined in the Share Purchase Agreement between the parties. The Company will receive additional cash consideration from SGL Holdings Ltd. based on the net income of SGI for the years ended September 30, 2006 and 2007.  The Company will record additional income in the future to the extent that contingent consideration is paid to the Company by SGL Holdings Ltd. in accordance with the Share Purchase Agreement.

In accordance with the Company’s accounting policies, the carrying value of this investment is reviewed periodically or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and an impairment may exist.

In May 2005, the Company recorded an impairment charge of $83,218 related to its investment in SGI to properly write down this investment to its fair market value of $450,000.  This impairment charge had no impact on operating cash flow or income from operations.

Note 9 - Restricted Stock

In July 1995, the Board of Directors granted 250,000 shares of restricted common stock to the Company’s President and CEO, Mr. Peter R. Chase.  The fair market value of the Company’s common stock was $3.375 on the date of grant.  Compensation expense of approximately $98,000 per year was being recognized over the vesting period (nine years) of the restricted stock grant.  Other than the restrictions which limit the sale and transfer of these shares, Mr. Chase is entitled to all the rights of a shareholder.

Under the terms of the original Stock Agreement, Mr. Chase was granted an aggregate of 250,000 shares of restricted stock (the “Shares”) that were to vest on September 6, 2004.  The original Stock Agreement grants the Company a right of first refusal with respect to any proposed sale or transfer of the Shares by Mr. Chase after the vesting date.  In addition, the original Stock Agreement had granted Mr. Chase the right to put to the Company all or part of the Shares during the 180-day period after the vesting date and during each 90-day period after the first, second, and third anniversaries of the vesting date.  The purchase price for the put option was calculated based upon the average trading price of the Company’s common stock over the 60-day period beginning 30 days prior to the exercise of the put option and ending 30 days after such exercise.

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

Note 10 – Acquisitions

E-Poxy Engineered Materials

In April 2005, the Company acquired the assets of E-Poxy Engineered Materials, LLC (“E-Poxy”), based in Albany, New York.  The E-Poxy business specializes in expansion and control joint systems designed for roads, bridges, stadiums and airport runways.  Its product lines also include specialty bonding agents, grouts, mortars, injection resins, secondary containment systems and protective coatings.

E-Poxy will be linked together with the Company’s Royston manufacturing operations (located in Pittsburgh, PA) as a manufacturer of bridge deck waterproofing systems, reflective cracking and waterproofing membranes, as well as high performance polymeric asphalt additive for the wearing course in demanding bridge, ramp, high traffic intersections, airport runways, and motor speedways designs.  E-Poxy, like Royston, will be part of the Chase Specialty Coatings division, a leader in the manufacture and sale of Anti-Corrosion Materials focused on the following key markets: (a) architectural, bridge, tunnel and dam coatings; (b) gas, oil and water pipeline coating and (c) electronic coatings.

The effective date for this acquisition was April 1, 2005 and the results of E-Poxy have been included in the Company’s financial results since then.  The purchase price was funded through operating cash and borrowings under the Company’s credit facility.

Management is still finalizing the purchase price allocation as it relates to the value of the intangible assets acquired.  All assets, including goodwill, acquired as part of E-Poxy are included in the Chase Specialty Coatings division which is part of the Company’s Specialized Manufacturing segment.

Paper Tyger

In December 2003, the Company acquired the assets of Paper Tyger, LLC (“Paper Tyger”), headquartered in Middlefield, Connecticut.  The total purchase price for this acquisition was $702,125 with additional contingent payments to be made by the Company annually for the three subsequent years, if certain revenue and product margin targets are met with respect to the Paper Tyger products over the three years ending November 30, 2006.  The additional contingent payments will be recorded as goodwill in accordance with SFAS 141. An additional contingent payment of $106,886, calculated based on the results of Paper Tyger for the year ending November 30, 2004, was recorded and paid in the nine months ended May 31, 2005.

Note 11 – Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

On June 14, 2005, the Company filed a stipulation of dismissal with prejudice resolving outstanding litigation with Tyco Adhesives arising out of Tyco’s allegations that the Company had improperly used Tyco trade secrets and confidential information.  The Company had denied all liability and vigorously defended the case.  While believing that it had meritorious defenses to Tyco’s claims, in a settlement agreement effective June 5, 2005, the Company and two of its former employees settled the matter prior to trial for a cash payment of $520,000 to avoid a prolonged and expensive trial.  The settlement releases the Company as well as the two former employees for liability for all past actions.  Chase also agrees not to use Tyco’s trade secrets and confidential information with respect to the pressure sensitive tape business in the future, but the restriction is narrowly defined so that it should not interfere with planned future business activities.

Although the $520,000 settlement payment was made in June 2005, it was accrued for on a pre-tax basis as of the Company’s quarter ended May 31, 2005.  It is not expected that the Company’s annual dividend payment will be impacted by this settlement.

Note 12 - Pensions and Other Post Retirement Benefits

The Company has adopted the revised disclosure provisions of SFAS 132.  The components of net periodic benefit cost for the nine months ended May 31, 2005 and 2004 are as follows:

	2005	2004
Service cost	$255,881	$279,219
Interest cost	376,033	431,145
Expected return on plan assets	(307,760)	(301,308)
Amortization of prior service cost	65,987	69,354
Amortization of unrecognized loss	48,621	34,923
Actuarial settlement adjustment	50,000	—

Net periodic benefit cost	$488,762	$513,333

As of May 31, 2005, the Company has contributed $391,509 in the current fiscal year to fund its obligations under the pension plan. This amount equals the total planned contribution for fiscal year 2005.

Note 13 – Foreign Currency

On May 19, 2005 the Company entered into a forward currency hedge denominated in British pound sterling in anticipation of its pending acquisition of Concoat Holdings Limited, based in the United Kingdom.  The forward contract, entered into with the Company’s primary bank, calls for the Company to purchase £1,8750,000 in US dollars at an exchange rate equal to 1.855 and to purchase an additional £1,8750,000 in US dollars at an exchange rate equal to the lesser of 1.855 or the spot rate on the settlement date.  The forward contract was to settle on June 30, 2005 but was extended so that it will now settle between July 8 and July 29, 2005.   The Company is not electing hedge accounting for this transaction under SFAS 133.  As of May 31, 2005, the fair market value of this hedge is not materially different than the contract value.  This transaction had no impact on the Company’s balance sheet or statement of operations for the period ended May 31, 2005.

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

In March 2005, the SEC staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive.  SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

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

Recent Developments

On June 14, 2005, the Company filed a stipulation of dismissal with prejudice resolving outstanding litigation with Tyco Adhesives arising out of Tyco’s allegations that the Company had improperly used Tyco trade secrets and confidential information.  The Company had denied all liability and vigorously defended the case.  While believing that it had meritorious defenses to Tyco’s claims, in a settlement agreement effective June 5, 2005, the Company and two of its former employees settled the matter prior to trial for a cash payment of $520,000 to avoid a prolonged and expensive trial.  The settlement releases the Company as well as the two former employees for liability for all past actions.  Chase also agrees not to use Tyco’s trade secrets and confidential information with respect to the pressure sensitive tape business in the future, but the restriction is narrowly defined so that it should not interfere with planned future business activities.

Although the $520,000 settlement payment was made in June 2005, it was accrued for on a pre-tax basis as of the Company’s quarter ended May 31, 2005.  It is not expected that the Company’s annual dividend payment will be impacted by this settlement.

In May 2005, the Company recorded an impairment charge of $83,218 related to the Company’s investment in The Stewart Group, Inc. (“SGI”) to properly write down the Company’s investment to its fair market value of $450,000.  This impairment charge had no impact on operating cash flow or income from operations.  The Company will record additional income in the future to the extent that contingent consideration is paid to the Company by SGL Holdings Ltd. in accordance with the Share Purchase Agreement between the parties.

In April 2005, the Company acquired the assets of E-Poxy Engineered Materials, LLC (“E-Poxy”), based in Albany, New York.  The E-Poxy business specializes in expansion and control joint systems designed for roads, bridges, stadiums and airport runways.  Its product lines also include specialty bonding agents, grouts, mortars, injection resins, secondary containment systems and protective coatings.  E-Poxy is part of the Chase Specialty Coatings division, which is included in the Specialized Manufacturing segment.

Overview

While sales in the Company’s Specialized Manufacturing segment for the three months and year to date period ended May 31, 2005 increased from the comparable periods in fiscal year 2004, profitability continues to be impacted by raw material cost increases.  Where possible, price increases have been introduced to customers and will partially alleviate the increased costs going forward.  During the remainder of the fiscal year management expects additional pressure on profit margins as cost increases outpace the Company’s ability to raise prices putting more pressure on productivity improvements.

A slowdown in orders in the Company’s Electronic Manufacturing Services segment, along with the costs associated with the relocation to a more efficient facility have also affected profitability in the current fiscal year.  The facility transition was completed in March 2005, and the Company is beginning to see positive results in the form of new customers and improved productivity related to equipment enhancements.  As discussed in the prior two quarters, the market for products and services in this segment is expected to continue to be softer than fiscal year 2004 as the Company’s key customers assess their inventory levels and their own customer demand for the remainder of 2005.  Although the Company’s operating results from this segment should continue to be positive, they will not be at the same level as fiscal year 2004.

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

Management continues to move forward with completing its due diligence for the Company’s potential acquisition of Concoat Holdings Limited, based in the United Kingdom.

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

In December 2003, the Company acquired the assets of Paper Tyger, LLC (“Paper Tyger”), headquartered in Middlefield, Connecticut.  The Paper Tyger business manufactures and markets laminated, durable papers produced with patented technology.  Thus far the total purchase price for this acquisition is $809,000 including contingent payments of $107,000 recorded and paid in the nine months ended May 31, 2005, with additional contingent payments to be made by the Company if certain revenue and product margin targets are met with respect to the Paper Tyger products over the next two years.  The additional contingent payments will be recorded as goodwill.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

		Income Before
		Income Taxes and		% of
	Revenue	Minority Interest		Revenue
Three Months Ended May 31, 2005
Specialized Manufacturing	$20,755	$3,065		15%
Electronic Manufacturing Services	2,796	168		6
	$23,551	3,233		14
Less corporate and common costs		(1,531	) (a)
Income before income taxes and minority interest		$1,702

Three Months Ended May 31, 2004
Specialized Manufacturing	$18,447	$2,794		15%
Electronic Manufacturing Services	3,754	581		15
	$22,201	3,375		15
Less corporate and common costs		(1,155)
Income before income taxes and minority interest		$2,220

(a) Includes legal settlement of $520,000

Total Revenues

Total revenues increased $1,350,000 or 6% to $23,551,000 for the quarter ended May 31, 2005 compared to $22,201,000 for the same period in fiscal 2004.  Total revenues increased $1,439,000 or 2% to $65,805,000 for the fiscal year to date period ended May 31, 2005 compared to $64,366,000 for the same period in fiscal 2004.  The increase in revenues for both the quarter and year to date periods from the Company’s Specialized Manufacturing segment is primarily due to the following: (a) the acquisition of the E-Poxy and Paper Tyger businesses; (b) increased sales of the Coating & Laminating division’s wire and cable product lines; (c) continued increased demand for Chase BLH2OCK®; and (d) increased demand internationally for HumiSeal® products.

The increases in Specialized Manufacturing were offset by a decrease in revenues from the Company’s Electronic Manufacturing Services segment during fiscal year 2005.  This decrease was $958,000 and $4,933,000 for the quarter and year to date periods, respectively.  This segment’s revenues were negatively affected by the December 2003 sale of Sunburst, which accounted for $2.5 million in revenues in the first half of fiscal year 2004 (Sunburst revenues were included for only three months of fiscal year 2004 prior to being sold).  Additionally the market for products and services in this segment continues to be softer than last year as the Company’s key customers assess their inventory levels and their own customer demand for the remainder of 2005.

Royalty arrangements, in the Specialized Manufacturing segment increased $62,000 or 22% from the prior year period as royalty revenues in Asia Pacific continue to build momentum.

Cost of Products and Services Sold

Cost of products and services sold increased $1,458,000 or 9% to $17,224,000 in the quarter ended May 31, 2005 compared to $15,766,000 in the same period in fiscal 2004.  The costs of products and services sold increased $2,532,000 or 6% to $48,283,000 for the fiscal year to date period ended May 31, 2005 compared to $45,751,000 in the same period in fiscal 2004.  As a percentage of revenues, cost of products and services sold increased to 73% in the quarter ended May 31, 2005 compared to 71% in the same period in fiscal 2004.   As a percentage of revenues, cost of products and services sold increased to 73% for the fiscal year to date period ended May 31, 2005 compared to 71% in the same period in fiscal 2004.  This increase was primarily due to the following: (a) increased sales of lower margin products in the Company’s Specialized Manufacturing segment; (b) increased raw material costs across some of the Company’s key product lines; and (c) inclusion of a full nine months of sales related to the Paper Tyger product line which have lower margins compared to some of the Company’s other product lines.

While sales in the Company’s Specialized Manufacturing segment were solid, profitability continues to be impacted by raw material cost increases as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $129,000 or 3% to $4,012,000 in the quarter ended May 31, 2005 compared to $4,141,000 in the same period in fiscal 2004.  Selling, general and administrative expenses increased $266,000 or 2% to $12,312,000 for the fiscal year to date period ended May 31, 2005 compared to $12,046,000 in the same period in fiscal 2004.  As a percent of revenues, selling, general and administrative expenses were 17% and 19% for the quarter ended and fiscal year to date period ended May 31, 2005, respectively, compared to 19% in both periods in fiscal 2004.  The slight decrease in the current quarter relates primarily to management’s continuing effort to keep overhead costs to a minimum.  The increase of $267,000 in the fiscal year to date period relates primarily to salary and benefits, including health care costs; information technology and telecommunication costs; and higher public company expenses, including accounting and legal fees.  Additionally, the Company has invested in certain personnel who it believes are required to support continued growth in future periods.

As discussed above, the financial impact of implementing the internal control provisions of the Sarbanes-Oxley Act will be greatest during the implementation phase of the project, which will last through August 2006.  Ongoing compliance costs beyond the initial implementation will lessen; however, they will still be present in fiscal years beyond 2006.

Loss on Impairment of Goodwill

As discussed in the notes to the Company’s consolidated financial statements, in the first quarter of fiscal year 2004, the Company recorded a $579,000 charge related to the impairment of goodwill in connection with its sale of Sunburst.  Goodwill related to Sunburst, having a pre-impairment book value of $1,412,000, was written down to its fair value of $833,000, which was realized upon the December 10, 2003 sale of Sunburst.  The impairment was recorded in the Company’s first fiscal quarter ended November 30, 2003 while the effective date of the sale of Sunburst was December 1, 2003.

Interest Expense

Interest expense increased $38,000 or 38% to $137,000 in the quarter ended May 31, 2005 compared to $99,000 in the same period in fiscal 2004.   Interest expense increased $70,000 or 26% to $344,000 for the fiscal year to date period ended May 31, 2005 compared to $274,000 in the same period in fiscal 2004.  The increase in interest expense is a direct result of rising interest rates over the past nine months and increases in the Company’s outstanding debt primarily due to borrowing used to fund the April 2005 acquisition of E-Poxy.  Additionally the 2003 repurchase of common stock, the December 2003 acquisition of Paper Tyger, and the January 2004 acquisition of manufacturing equipment located in Taylorsville, North Carolina all occurred after the first quarter of fiscal year 2004 and accordingly increased debt in the latter part of fiscal year 2004 and in fiscal year 2005.  The increase in interest expense was offset by the Company’s ability to reduce overall debt balances through principal payments from operating cash flow. The Company’s debt will continue to be paid down through operating cash flow in fiscal 2005.  The Company continues to receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $18,000 to $43,000 in the quarter ended May 31, 2005 compared to $25,000 in the same fiscal period in 2004.  Other income increased $33,000 to $120,000 for the fiscal year to date period ended May 31, 2005 compared to $87,000 in the same period in fiscal 2004.  The increase in the year to date period is primarily a result of monthly rental income of $11,900 on property (building and land) owned by the Company and leased to Sunburst under a 36-month rental agreement entered into in conjunction with the Company’s sale of Sunburst.

Income Taxes

The effective tax rate in fiscal year 2005 is 37% compared to 42% in fiscal year 2004.  In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $2.3 million.  This capital loss carryforward expires in 2008 and will be used to offset any capital gains generated by the Company in future periods.  At the time of the sale of Sunburst, management concluded that it was more likely than not that the Company would not realize the benefit of this capital loss carryforward and thus this deferred tax asset was offset by a full valuation allowance.  Accordingly, the Company’s annual fiscal 2004 effective income tax rate reflects this valuation allowance in the form of a higher effective tax rate compared to the current year period.  As of May 31, 2005, management continues to believe that it is more likely than not that the company will not realize the benefit of this capital loss carryforward.

Income Before Minority Interest

Income before minority interest decreased $268,000 or 19% to $1,110,000 in the quarter ended May 31, 2005 compared to $1,378,000 in the same period in fiscal 2004.  Income before minority interest decreased $582,000 or 17% to $2,838,000 for the fiscal year to date period ended May 31, 2005 compared to $3,420,000 in the same fiscal period in 2004.  The decrease in both the quarter and year to date periods is primarily attributable to increased costs of products and services sold, as discussed above, and the $520,000 legal settlement with Tyco.  The decrease in the 2005 fiscal year to date period was partially offset by the $579,000 loss on impairment of goodwill related to Sunburst which negatively impacted the year to date results in fiscal year 2004.

Income (Loss) from Unconsolidated Joint Venture

The income (loss) from unconsolidated joint venture relates to the Company’s 42% equity position in SGI, located in Toronto, Canada.  In fiscal 1995, the Company formed a joint venture, SGI with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.

In accordance with the Company’s accounting policies, the carrying value of this investment is reviewed periodically or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and an impairment may exist.

On June 21, 2005, the Company sold all of its remaining investment interest in SGI to the majority shareholder of SGI (SGL Holdings Ltd.) for $450,000 plus additional contingent consideration as defined in the Share Purchase Agreement between the parties.

In May 2005, the Company recorded an impairment charge of $83,218 related to the Company’s investment in SGI as discussed above.

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

Net Income

Net income decreased $347,000 or 25% to $1,027,000 in the quarter ended May 31, 2005 compared $1,374,000 in the same period in fiscal 2004. Net income decreased $114,000 or 4% to $2,777,000 for the fiscal year to date period ended May 31, 2005 compared to $2,891,000 in the same fiscal period in 2004.  The decrease in the current quarter is a direct result of the legal settlement and impairment charge related to SGI, both discussed above.  The decrease in net income in the year to date period is a direct result of two significant charges recorded in fiscal year 2004, which are discussed above, that did not recur in the current fiscal year offset by the legal settlement and increased raw material costs and overall higher costs of products and services sold.

Liquidity and Sources of Capital

The Company’s cash balances decreased $1,327,000 to $79,000 at May 31, 2005 from $1,406,000 at August 31, 2004.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The higher cash balance at August 31, 2004 was primarily the result of the timing of year end cash collections that had not yet been used by the Company to pay down its revolving line of credit prior to fiscal year end.  Consequently, the increased cash at August 31, 2004 was offset by a corresponding increase in the balance of the Company’s line of credit as of August 31, 2004.

Cash flow provided by operations was $3,671,000 for the nine months ended May 31, 2005 compared to $2,252,000 for the nine months ended May 31, 2004.  Cash provided by operations during the first nine months of fiscal year 2005 was primarily due to operating income, a reduction in income taxes paid due to the tax benefit from the exercise of stock options, and an increase in the accounts payable balance.  This was offset by increased inventory and accounts receivable balances.

The ratio of current assets to current liabilities was 2.4 as of May 31, 2005 compared to 2.3 as of August 31, 2004.  The increase in the Company’s current ratio is primarily attributable to increased receivables and inventory and decreased current portion of short term debt offset by a decrease in the cash balance as of May 31, 2005.

Cash flow used in investing activities of $3,600,000 was primarily due to: (a) purchases of property, plant and equipment; (b) acquisition of the E-Poxy business and (c) payments made on the Company owned split dollar life insurance policies, which increased the cash surrender value of life insurance.

Cash flow used in financing activities of $1,397,000 was primarily due to cash received from borrowings under the Company’s line of credit arrangement and exercise of common stock options offset by (a) payments made on the same line of credit and other debt agreements; (b) payment of the annual dividend; and (c) the repurchase of Company common stock.

On October 18, 2004, the Company announced a cash dividend of $0.35 per share (totaling approximately $1,314,000) to shareholders of record on October 29, 2004 which was paid on December 1, 2004.

In February 2005, the Company increased its total available credit under its credit facility with its primary bank from a maximum of $7 million to $10 million.  The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent.  The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $7.7 million and 4.59%, respectively, at May 31, 2005.  The Company had $2.3 million in available credit at May 31, 2005 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2005. The outstanding balance on this long-term unsecured credit facility included in scheduled principal payments at its maturity (March 2007) although it is intended that it will continue to be renewed.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.   The Company was in compliance with its debt covenants as of May 31, 2005.

On August 31, 2004, the Board of Directors and, separately, the Audit Committee of the Company approved the amendment of the 1995 restricted stock agreement between the Company and Mr. Peter R. Chase, the Company’s CEO and President to, among other things, permit Mr. Chase the right to tender a portion of his 250,000 restricted shares (“Shares”) (valued at fair market value on the vesting date) to the Company to satisfy the minimum tax withholding obligations of the Company with respect to the vesting of the Shares.  The Company’s minimum tax withholding obligation for Mr. Chase upon the vesting of the shares was equal to approximately 31.5% of the fair market value of the shares on the vesting date.

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

In March 2005, the SEC staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive.  SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

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

The Company limits the amount of credit exposure to any one issuer.  At May 31, 2005, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts.  If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The majority of the Company’s outstanding long-term debt is at rates that fluctuate with prevailing long term market rates (e.g. LIBOR).  Accordingly, a change in interest rates has an effect on the Company’s interest expense.  The fair value of the Company’s long-term debt, however, would not change in response to interest rate movements due to its variable rate nature. The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at May 31, 2005 and has determined that such a rate change would not have a material impact on the Company.

During fiscal 2004, the Company had very limited currency exposure since all invoices were denominated in U.S. dollars except for invoices from the Company’s Canadian operations to Canadian customers.  Historically, the Company has maintained minimal cash balances in Canada and, other than the currency conversion effects on the fixed assets in Canada, which were deferred and recorded directly in equity due to the Canadian dollar being designated as the functional currency, and were reported in the Company’s Statements of Stockholders’ Equity for fiscal years 2004 and prior, there were no significant assets held in foreign currencies. During fiscal 2004, the Company closed its Canadian operations.  As of May 31, 2005, there were no cash balances or any other assets maintained in Canada or any other foreign geographic area.

On May 19, 2005 the Company entered into a forward currency hedge denominated in British pound sterling in anticipation of its pending acquisition of Concoat Holdings Limited, based in the United Kingdom.  The forward contract, entered into with the Company’s primary bank, calls for the Company to purchase £1,8750,000 in US dollars at an exchange rate equal to 1.855 and to purchase an additional £1,8750,000 in US dollars at an exchange rate equal to the lesser of 1.855 or the spot rate on the settlement date.  The forward contract was to settle on June 30, 2005 but was extended so that it will now settle between July 8 and July 29, 2005.   The Company did not elect hedge accounting for this transaction under SFAS 133.  As of May 31, 2005, the fair market value of this hedge is not materially different than the contract value.

There were no foreign currency transaction gains or losses in the nine months ended May 31, 2005.  The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

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

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in Chase products.  The Ohio lawsuit has been inactive with respect to Chase since Chase was named as a defendant in July 2004.  The Company had been a defendant in another personal injury lawsuit in Ohio alleging injury from exposure to asbestos contained in Chase products.  However, the Company was dismissed from the lawsuit in early 2005.

On June 14, 2005, the Company filed a stipulation of dismissal with prejudice resolving outstanding litigation with Tyco Adhesives arising out of Tyco’s allegations that the Company had improperly used Tyco trade secrets and confidential information.  The Company had denied all liability and vigorously defended the case.  While believing that it had meritorious defenses to Tyco’s claims, in a settlement agreement effective June 5, 2005, the Company and two of its former employees settled the matter prior to trial for a cash payment of $520,000 to avoid a prolonged and expensive trial.  The settlement releases the Company as well as the two former employees for liability for all past actions.  Chase also agrees not to use Tyco’s trade secrets and confidential information with respect to the pressure sensitive tape business in the future, but the restriction is narrowly defined so that it should not interfere with planned future business activities.

Item 6 - Exhibits

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

Chase Corporation

Dated: July 13, 2005	By:	/s/ Peter R. Chase
Peter R. Chase, President and
Chief Executive Officer

Dated: July 13, 2005	By:	/s/ Everett Chadwick
Everett Chadwick
Vice President, Finance, Treasurer and Chief Financial Officer