Form 10-K
period 2005-08-31
CHASE CORP
filed 2005-11-23
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

Commission File Number: 1-9852

CHASE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	11-1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324

(Address of Principal Executive Offices, Including Zip Code)

(508) 279-1789

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock	American Stock Exchange
($0.10 Par Value)

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 28, 2005 (the last business day of the registrant’s second quarter of fiscal 2005), was approximately $38,668,723.

As of October 31, 2005, the Company had outstanding 3,880,163 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended August 31, 2005, are incorporated by reference into Part III hereof.

CHASE CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended August 31, 2005

PART I

Item 1—Business

Primary Operating Divisions and Facilities and Industry Segment

Chase Corporation (the “Company” or “Chase”) is a multi-divisional manufacturing company providing products to a wide variety of industries including wire and cable, construction and electronics. The Company’s strategy is to maximize its core businesses while seeking future opportunities through selective acquisitions. The Company is organized into four major operating divisions. All operating divisions are part of the Company’s Specialized Manufacturing segment with the exception of Chase EMS, which is part of the Company’s Electronic Manufacturing Services segment. A summary of the Company’s operating divisional structure is as follows:

Division	Primary Manufacturing Location(s)	Background/History	Key Products & Services
SPECIALIZED MANUFACTURING SEGMENT
Chase Coating & Laminating	Randolph, MA	This operating facility has been producing products for the wire and cable industry for more than 50 years.	Electrical cable insulation tapes and related products such as Chase BLH2OCK® , a water blocking compound sold to the wire and cable industry.
This is one of the Company’s first operating facilities.

Insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers and public utilities.
Uses the brand name, Chase & Sons®.

	Webster, MA	The Company began operating this facility, which manufactures tape and related products, in 1992.	Manufacture tape and related products for the electronic and telecommunications industries using the brand name, Chase & Sons.
In December 2003, the Company acquired the assets of Paper Tyger, LLC (“Paper Tyger”). The Paper Tyger product lines are also manufactured at this facility.

Paper Tyger® is a trademark for laminated durable papers sold to the envelope converting and commercial printing industries. The Company’s Paper Tyger products are marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite.

	Paterson, NJ	In February 2003, Chase Facile, Inc. (“Chase Facile®”), a wholly-owned subsidiary of the Company, acquired certain assets of Facile, Inc. (“Facile”), located in Paterson, New Jersey.	Flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets including Insulfab®, an insulation material used in the aerospace industry.
	Taylorsville, NC	In January 2004, the Company purchased certain manufacturing equipment and began manufacturing operations at this newly leased facility.	Flexible packaging for industrial and retail use. This facility is currently in the initial stages of manufacturing product for the Company.
Chase Specialty Coatings	Pittsburgh, PA	The HumiSeal business and product lines were acquired thirty five years ago.	Protective conformal coating under the brand name HumiSeal®, moisture protective coatings sold to the electronics industry.

Chase Specialty Coatings	Pittsburgh, PA	The Royston business was acquired thirty years ago. Additionally in April 2005, the Company acquired certain assets of E-Poxy Engineered	Protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood which are sold to oil companies, gas utilities, and pipeline companies.
		Materials whose product lines are now also manufactured in Pittsburgh.	Rosphalt50®, an asphalt additive used predominantly on bridge decks for waterproofing protection.
Bridge deck waterproofing systems, reflective cracking and waterproofing membranes, as well as high performance polymeric asphalt additives.
	Evanston, IL	In November 2001, the Company acquired substantially all of the assets of Tapecoat, a division of T.C. Manufacturing Inc.	Manufactures protective coatings and tape products across several markets.
NEQP	Newburyport, MA	In July 1999, the Company acquired Northeast Quality Products, Co. Inc., (“NEQP”).	Specialty printer producing custom pressure sensitive labels.
ELECTRONIC MANUFACTURING SERVICES SEGMENT
Chase EMS (also known as “RWA”)	Winchester, MA	In May 1999, the Company acquired RWA, Inc. (“RWA”). Effective in fiscal 2005, this division moved to Winchester, MA from Melrose, MA and is now doing business as Chase EMS.	Assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Other Business Developments

International Operations—Concoat

On October 14, 2005, Chase Corporation acquired all of the capital stock of Concoat Holdings Limited and its subsidiaries of Camberley, Surrey, England for approximately US $9,300,000 (using foreign exchange rates at the time of the transaction), subject to adjustments and holdbacks including balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions total approximately US $1,300,000. The transaction did not include the equipment portion of the Concoat business known as Concoat Systems which was spun off prior to Chase’s acquisition. The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets.

Chase Corporation acquired the capital stock from Mr. A. W. Naisbitt, Mrs. D. Naisbitt, Mr. G.K. Naisbitt, Mr. D. Greenman and Mrs. S.K. Greenman, the former directors and shareholders of Concoat Holdings Limited.

Concoat has been an agent, distributor and manufacturing licensee of Chase Corporation’s HumiSeal product line for nearly 25 years. The Company believes that this acquisition will strengthen the HumiSeal/Concoat conformal coatings business and serve as a foundation for Chase Corporation in Europe.

Acquisition of E-Poxy Engineered Materials

In April 2005, the Company acquired the assets of E-Poxy Engineered Materials, LLC (“E-Poxy”), based in Albany, New York. The E-Poxy business specializes in expansion and control joint systems designed for roads, bridges, stadiums and airport runways. Its product lines also include specialty bonding agents, grouts, mortars, injection resins, secondary containment systems and protective coatings. The total purchase price for this acquisition was $693,000 with additional contingent payments to be made by the Company if certain revenue and product margin targets are met with respect to E-Poxy’s products over the next four years. In connection with the acquisition, the company recorded $138,000 of goodwill and $554,000 of intangible assets related to formulas, trade names and customer relationships of E-Poxy. The E-Poxy products are being manufactured in the Company’s Pittsburgh facility and are part of the Chase Specialty Coatings division.

Investment in Joint Venture—The Stewart Group, Inc.

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc. (“SGI”), with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. Chase Corporation owned a 42% interest in the joint venture as of August 31, 2004. On June 21, 2005, the Company sold its 42% investment interest in SGI to the majority shareholder of SGI (SGL Holdings Ltd.) for $450,000 plus additional contingent consideration as defined in the Share Purchase Agreement between the parties. The Company will receive additional cash consideration from SGL Holdings Ltd. based on the net income of SGI for the years ended September 30, 2006 and 2007. The Company will record additional income in the future to the extent that contingent consideration is paid to it under the Share Purchase Agreement.

In accordance with the Company’s accounting policies, the carrying value of this investment was reviewed periodically or whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable and impairment may exist. In May 2005, the Company recorded an impairment charge of $83,000 related to its investment in SGI to properly write down this investment to its fair market value of $450,000. This impairment charge had no impact on operating cash flow or income from operations.

Employees

As of October 31, 2005, the Company employed approximately 325 people (including certain union employees). The Company believes that its relationship with its employees is good.

Products and Markets

The Company’s principal products are protective coatings and tape products that are sold by Company salespeople and manufacturers’ representatives. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood, which are sold to oil companies, gas utilities, and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities; (iv) moisture protective coatings, which are sold to the electronics industry; (v) laminated, durable papers, which are produced and sold primarily to the envelope converting and commercial printing industries; and (vi) expansion and control joint systems designed for roads, bridges, stadiums and airport runways. In addition, the Company’s Electronic Manufacturing Services segment provides circuit board assembly and contract manufacturing services to electronic goods manufacturers. There are no material seasonal aspects to the Company’s business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company’s assets.

Backlog, Customers and Competition

As of October 31, 2005, the backlog of orders believed to be firm was approximately $9,215,000, of which $4,411,000 was related to the Company’s Electronic Manufacturing Services segment. This compared with a total of $8,025,000 as of October 31, 2004 of which $3,635,000 was associated with the Company’s Electronic Manufacturing Services segment. The backlog is not seasonal. During fiscal 2005, 2004 and 2003, no customer accounted for more than 10% of sales. No material portion of the Company’s business is subject to renegotiation or termination of profits or contracts at the election of the government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

The Company owns the following trademarks: HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons® and Chase Facile®, trademarks for barrier and insulating tapes sold to the wire and cable industry Chase BLH2OCK®, a trademark for water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; Insulfab®, a trademark for insulation material used in the aerospace industry; Paper Tyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; and Eva-Pox® and Ceva®, trademarks for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry. The Company has no other material trademarks, licenses, franchises, or concessions. The Company holds various patents but believes that, at this time, they are not material to the success of the business.

Working Capital and Research and Development

There are no special practices followed by the Company relating to working capital. Approximately $1,500,000, $1,200,000, and $746,000 was spent for Company-sponsored research and development during fiscal 2005, 2004 and 2003, respectively. Research and development increased by $300,000 in fiscal 2005 compared to 2004 due to increased expenses at the Company’s Coating & Laminating and Specialty Coatings divisions.

Available Information

The Company maintains a website at www.chasecorp.com. The Company makes available, free of charge, on its website its Annual Report on Form 10-K, as soon as reasonably practicable after such report is electronically filed with the SEC. Additionally, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available at the SEC’s website at www.sec.gov. Information contained on the Company’s website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

Financial Information About Segments and Geographic Areas

Please see Notes 11 and 12 to the Company’s Consolidated Financial Statements for financial information about the Company’s industry segments and domestic and foreign operations for each of the last three fiscal years.

Item 2—Properties

The Company owns office and manufacturing properties and leases office and manufacturing space as outlined in the table below. All properties are used by the Company’s Specialized Manufacturing segment except for Corporate and the Chase EMS division. The Chase EMS property is used by the Company’s Electronic Manufacturing Services segment.

Location	Square Feet	Operating Division	Owned / Leased	Principal Use
Bridgewater, MA	5,200	Corporate	Owned	Corporate headquarters and executive office
West Bridgewater, MA	35,700	Corporate	Owned	Space leased to Sunburst under a 36-month lease agreement commencing December 2003
Randolph, MA	77,500	Coating & Laminating	Owned	Manufacture of electrical protective coatings and tape products
Webster, MA	25,000	Coating & Laminating	Owned	Manufacture of tape and related products for the electronic and telecommunications industries
Paterson, NJ	40,000	Coating & Laminating	Leased	Manufacture of tape and related products for the electronic and telecommunications industries
Taylorsville, NC	50,000	Coating & Laminating	Leased	Manufacture of flexible packaging for industrial and retail use
Cranston, RI	500	Coating & Laminating	Leased	Head sales office for Coating & Laminating division
Middlefield, CT	625	Coating & Laminating	Leased	Support sales office for Paper Tyger product line
Taunton, MA	5,200	Chase Specialty Coatings	Leased	Research and development for HumiSeal product line
Pittsburgh, PA	44,000	Chase Specialty Coatings	Owned	Manufacture and sale of protective coatings and tape products
Evanston, IL	100,000	Chase Specialty Coatings	Owned	Manufacture and sale of protective coatings and tape products
Newburyport, MA	15,000	Northeast Quality Products, Co, Inc.	Leased	Manufacture and sale of custom pressure-sensitive labels
Winchester, MA	25,000	Chase EMS	Leased	Manufacturing and sales for the Electronic Manufacturing Services segment
Albany, NY	10,000	Chase Specialty Coatings	Leased	Support sales office for E-Poxy product line

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

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September. Since that time, the Ohio lawsuit has been inactive with respect to Chase. The Company had been a defendant in another personal injury lawsuit in Mississippi alleging injury from exposure to asbestos contained in Chase products. However, the Company was dismissed without prejudice from that lawsuit in June 2005

On June 14, 2005, the Company filed a stipulation of dismissal with prejudice resolving outstanding litigation with Tyco Adhesives arising out of Tyco’s allegations that the Company had improperly used Tyco trade secrets and confidential information. The Company had denied all liability and vigorously defended the case. While believing that it had meritorious defenses to Tyco’s claims, in a settlement agreement effective June 5, 2005, the Company and two of its former employees settled the matter prior to trial for a cash payment of $520,000 to avoid a prolonged and expensive trial. The settlement releases the Company as well as the two former employees for liability for all past actions. Chase also agrees not to use Tyco’s trade secrets and confidential information with respect to the pressure sensitive tape business in the future, but the restriction is narrowly defined so that it should not interfere with planned future business activities.

Item 4—Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of the Company’s fiscal year ended August 31, 2005.

Item 4a—Executive Officers of the Registrant

The following table sets forth information concerning the Company’s Executive Officers. Each officer is selected by the Company’s Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years.
Peter R. Chase	57	Chief Executive Officer of the Company since September 1993 and President of the Company since April 1992.
Everett Chadwick, Jr.	64	Vice President, Finance of the Company since September 2003, Treasurer since September 1993, and Chief Financial Officer since September 1992.

PART II

Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange (Symbol: CCF). The approximate number of common stock shareholders of record on October 31, 2005 was 1,301, and the closing price of Chase Corporation’s common stock was $14.70 per share as reported by the American Stock Exchange.

The following table sets forth the high and low sales prices for the Company’s common stock as reported by the American Stock Exchange for each quarter in the fiscal years ended August 31, 2005 and 2004:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$16.80	15.36	$13.75	$12.35
Second Quarter	17.25	15.55	14.05	12.70
Third Quarter	16.44	13.01	15.15	13.81
Fourth Quarter	14.50	13.70	16.70	14.45

The Company paid a cash dividend per common share of $0.35, $0.35, and $0.31 for the years ended August 31, 2005, 2004 and 2003, respectively. The cash dividend for each fiscal year was paid subsequent to year end. Certain of the Company’s borrowing facilities contain financial covenants which may have the effect of limiting the amount of dividends that the Company can pay.

The following table summarizes the Company’s stock option plans as of August 31, 2005. Further details on the Company’s stock option plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company’s stock option plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding option	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	431,072	$10.79	210,000
2001 Non-Employee Director Stock Plan	42,820	$11.77	5,000
Total	473,892	$10.88	215,000

Item 6—Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data”

	Fiscal Years Ended August 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$91,389	$87,084	$74,566	$69,348	$70,484
Income before minority interest(1)	4,849	5,101	5,318	4,343	5,577
Income (loss) from unconsolidated joint venture	22	26	(60)	120	296
Loss on impairment of unconsolidated joint venture	(83)	(500)	—	—	—
Net income(1)	4,788	4,627	5,258	4,463	5,873
Net income per common share—basic	$1.27	$1.22	$1.30	$1.10	$1.47
Net income per common share—diluted	$1.22	$1.16	$1.25	$1.08	$1.44
Balance Sheet Data
Total assets	$63,927	$59,257	$57,734	$53,305	$46,789
Long-term debt and capital leases	9,569	8,343	6,005	6,781	3,563
Total stockholders’ equity	38,840	36,980	37,609	33,284	29,737
Cash dividends per common share(2)	$0.35	$0.35	$0.31	$0.27	$0.36

(1)             As of September 1, 2001 (fiscal 2002), the Company ceased the amortization of goodwill in accordance with SFAS 142. In fiscal 2001, prior to the Company’s adoption of SFAS 141, goodwill amortization expense was $667,000.

(2)             Single annual dividend payments declared and paid subsequent to fiscal year end.

Note: Information related to the Company’s acquisitions and dispositions can be found in the Overview section of “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2005	2004	2003
	(dollars in thousands)
Revenue	$91,389	$87,084	$74,566
Net Income	$4,788	$4,627	$5,258
Increase (decrease) in revenue from prior year
Amount	$4,305	$12,518	$5,218
Percentage	5%	17%	8%
Increase (decrease) in net income from prior year
Amount	$161	$(631)	$795
Percentage	3%	(12)%	18%
Percentage of revenue:
Revenue	100%	100%	100%
Expenses:
Cost of products and services sold	72%	71%	69%
Selling, general and administrative expenses	18	18	19
Loss on impairment of goodwill	0	1	0
Other expenses	1	0	1
Income before income taxes and minority interest	9	10	11
Income taxes	4	4	4
Income before minority interest	5	6	7
Loss on impairment of unconsolidated joint venture	0	1	0
Net income	5%	5%	7%

Recent Developments

In April 2005, the Company acquired the assets of E-Poxy Engineered Materials, LLC (“E-Poxy”), based in Albany, New York. The E-Poxy business specializes in expansion and control joint systems designed for roads, bridges, stadiums and airport runways. Its product lines also include specialty bonding agents, grouts, mortars, injection resins, secondary containment systems and protective coatings. The total purchase price for this acquisition was $693,000 with additional contingent payments to be made by the Company if certain revenue and product margin targets are met with respect to E-Poxy’s products over the next four years. In connection with the acquisition, the company recorded $138,000 of goodwill and $554,000 of intangible assets related to formulas, trade names and customer relationships of E-Poxy. The E-Poxy products are being manufactured in the Company’s Pittsburgh facility and are part of the Chase Specialty Coatings division.

On October 14, 2005, Chase Corporation acquired all of the capital stock of Concoat Holdings Limited and its subsidiaries of Camberley, Surrey, England for approximately US $9,300,000 (using foreign exchange rates at the time of the transaction), subject to adjustments and holdbacks including balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions total approximately US $1,300,000. The balance sheet retentions relate to a 90 day review of the aged balances of the trade receivables and inventories, tax retentions relate to possible tax liabilities that may be incurred after the closing date, property retentions concern repairs and/or possible structural issues related to a Concoat Holdings Limited facility and the warranty/indemnification retention is intended to cover estimated claims and/or liabilities related to Concoat Holdings Limited products. Claims related to the retentions must be made on or before 18 months from the acquisition date. Monies not used for retention claims must be paid in full to the sellers’ representatives not more than 10 calendar days following 18 months from the acquisition date. The transaction did not include the equipment portion of the Concoat business known as Concoat Systems which was spun off prior to Chase’s acquisition. The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets.

Chase Corporation acquired the capital stock from Mr. A. W. Naisbitt, Mrs. D. Naisbitt, Mr. G.K. Naisbitt, Mr. D. Greenman and Mrs. S.K. Greenman, the former directors and shareholders of Concoat Holdings Limited.

Concoat has been an agent, distributor and manufacturing licensee of Chase Corporation’s HumiSeal product line for nearly 25 years. The Company believes that this acquisition will strengthen the HumiSeal/Concoat conformal coatings business and serve as a foundation for Chase Corporation in Europe.

Overview

While sales in the Company’s Specialized Manufacturing segment for the year ended August 31, 2005 increased from fiscal year 2004, profitability continues to be impacted by raw material cost increases. Where possible, sales price increases have been implemented and will partially alleviate the increased costs going forward. Management expects additional pressure on profit margins as cost increases outpace the Company’s ability to raise prices, putting more pressure on productivity improvements.

A slowdown in orders in the Company’s Electronic Manufacturing Services segment, along with the costs associated with the relocation to a more efficient facility, have also affected profitability in the current fiscal year. The facility transition was completed in March 2005, and the Company is beginning to see positive results in the form of new customers and improved productivity related to equipment enhancements. The market for products and services in this segment is expected to continue to be softer than fiscal year 2004 as the Company’s key customers assess their inventory levels and their own customer demand as we enter fiscal year 2006. Although the Company’s operating results from this segment should continue to be positive, they will not be at the same level as fiscal year 2004.

The financial impact of implementing the internal control provisions of the Sarbanes-Oxley Act imposes significant costs on small businesses such as Chase. These costs will be greatest during the implementation phase of the project, which will last through August 2007. The Company expects ongoing compliance costs beyond the initial implementation to lessen; however, they will still be present in fiscal years beyond 2007. Chase must comply with the internal control provisions of Section 404 of the Sarbanes-Oxley Act as of August 31, 2007.

Consistent with the past two fiscal years, the Company continues to restructure its manufacturing operations as a means of better positioning its businesses and maximizing resources.

The Company has two reportable segments summarized below:

Segment	Divisions	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Chase Coating & Laminating • Chase Specialty Coatings • NEQP

Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services, bridge deck waterproofing systems, reflective cracking and waterproofing membranes, as well as high performance polymeric asphalt additives .

Electronic Manufacturing Services Segment	• Chase EMS

Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Chase Canada, the Company’s manufacturing plant in Winnipeg, Canada was reorganized within the domestic operating facilities of the Company’s Specialized Manufacturing segment in the fourth quarter of fiscal 2004. This reorganization of plant facilities was a result of the continued consolidation of Chase Canada’s customer base, predominantly to the United States. For the fiscal year ended August 31, 2004, the Company incurred losses before income taxes of approximately $754,000 from its operations in Canada. Included in the fiscal year loss was approximately $300,000 in costs related to employee severance, stay bonuses, accelerated depreciation on certain manufacturing equipment, a one time termination fee related to the building lease commitment, realization of unrealized foreign currency translation adjustments and other shut down costs.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

		Income Before
		Income Taxes and		% of
	Revenue	Minority Interest		Revenue
Fiscal 2005
Specialized Manufacturing	$79,461	$11,756		15%
Electronic Manufacturing Services	11,928	1,188		10
	$91,389	12,944		14
Less corporate and common costs		(5,260	)(a)
Income before income taxes and minority interest		$7,684
Fiscal 2004
Specialized Manufacturing	$69,449	$11,082		16%
Electronic Manufacturing Services	17,635	2,065	(b)	12
	$87,084	13,147		15
Less corporate and common costs		(4,637)
Income before income taxes and minority interest		$8,510
Fiscal 2003
Specialized Manufacturing	$56,608	$10,510		19%
Electronic Manufacturing Services	17,958	1,425		8
	$74,566	11,935		16
Less corporate and common costs		(3,959)
Income before income taxes and minority interest		$7,976

(a)              Includes legal settlement of $520,000 related to litigation with Tyco Adhesives

(b)              Includes loss on impairment of goodwill of $579,000

Total Revenues

Total revenues for fiscal 2005 increased $4.3 million or 5% to $91.4 million from $87.1 million in the prior year. Revenues in the Company’s Specialized Manufacturing segment were $79.4 million in fiscal 2005 compared to $69.4 million in fiscal 2004. The increase in revenues for the Company’s Specialized Manufacturing segment is primarily due to the following: (a) the acquisition of the E-Poxy and Paper Tyger businesses; (b) increased sales of the Coating and Laminating division’s wire and cable product lines; (c) continued increased demand for Chase BLH2OCK®; (d) increased demand for HumiSeal® products.

The increases in Specialized Manufacturing were offset by a decrease in revenues from the Company’s Electronic Manufacturing Services segment during fiscal year 2005. This decrease was $5.7 million for fiscal 2005. This segment’s revenues were negatively affected by the December 2003 sale of Sunburst Electronic Manufacturing Solutions, Inc., which accounted for $2.5 million in revenues in the first half of fiscal year 2004 (Sunburst revenues were included for only three months of fiscal year 2004 prior to being sold). Additionally, the market for products and services in this segment continues to be softer than in fiscal 2004 as the Company’s key customers assessed their inventory levels and their own customer demand in fiscal 2005.

Royalty arrangements in the Specialized Manufacturing segment were relatively flat for fiscal 2005 compared to fiscal 2004.

Export sales from continuing domestic operations to unaffiliated third parties were $12.3 million, $9.0 million, and $5.5 million for the years ended August 31, 2005, 2004 and 2003, respectively. The change in export sales was due to the general improvement of the global economy, and increased demand internationally for our key product offerings to the wire and cable industry as well as our HumiSeal product line. The Company does not anticipate any material change to export sales during fiscal 2006.

Total revenues for fiscal 2004 increased $12.5 million or 17% to $87.1 million from $74.6 million in fiscal 2003. The increase in revenues for the Company’s Specialized Manufacturing segment is primarily due to the following: (a) the acquisition of Paper Tyger; (b) Chase Facile’s Paterson facility was fully integrated with a full year of production and bolstered revenues through sales in CATV and Insulfab and contributed additional revenues in fiscal 2004 as it was included in Chase Corporation’s results for only six months in fiscal 2003; (c) strong demand in fiscal 2004 resulted in increased sales of Chase BLH2OCK®; (d) demand internationally for HumiSeal® products increased; and (e) the Specialized Manufacturing segment’s product lines continued to improve and become more diversified. These increases in Specialized Manufacturing were offset by a decrease of approximately $1.0 million in revenues from the Company’s Canadian operation as it was reorganized in fiscal 2004.

Cost of Products and Services Sold

In fiscal 2005, cost of products and services sold increased $4.5 million or 7% to $66.2 million compared to $61.7 million in the prior fiscal year. Cost of products and services sold in the Company’s Specialized Manufacturing segment were $56.3 million in fiscal 2005 compared to $49.9 million in fiscal 2004. Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $9.9 million in fiscal 2005 compared to $11.8 million in fiscal 2004. The majority of the dollar value increase in the Specialized Manufacturing segment was a direct result of increased revenues in fiscal 2005. As a percentage of revenues, cost of products and services sold increased to 72% in fiscal 2005 compared to 71% in fiscal 2004. This increase was primarily due to the following: (a) increased sales of lower margin products in the Company’s Specialized Manufacturing segment; (b) increased raw material costs across some of the Company’s key product lines; and (c) inclusion of a full twelve months of sales related to the Paper Tyger product line which have lower margins compared to some of the Company’s other product lines.

While sales in the Company’s Specialized Manufacturing segment were strong, profitability continues to be impacted by raw material cost increases as discussed above.

In fiscal 2004, cost of products and services sold increased $10.1 million or 20% to $61.7 million compared to $51.6 million in fiscal 2003. The majority of the dollar value increase was a direct result of increased revenues in fiscal 2004. As a percentage of revenues, cost of products and services sold increased to 71% in fiscal 2004 compared to 69% in fiscal 2003. This percentage increase was primarily due to the Company’s Specialized Manufacturing segment which experienced increased pricing pressure on raw material costs in fiscal 2004 coupled with increased sales of lower margin products. Fiscal 2004 included nine months of Paper Tyger compared to no sales activity in fiscal 2003, which was prior to the acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $747,000 or 5% to $16.6 million in fiscal 2005 compared to $15.9 million in fiscal 2004, and increased $1.3 million or 9% to $15.9 million in fiscal 2004 compared to $14.6 million in fiscal 2003. As a percent of revenues, selling, general and administrative expenses remained flat in fiscal 2005 at 18% compared to 18% in fiscal 2004 and 19% in fiscal 2003. The increase in fiscal 2005 and 2004 relates primarily to salary and benefits, including health care costs; information technology and telecommunication costs; and higher public company expenses, including accounting and legal fees as well as costs associated with the internal control provisions of the Sarbanes-Oxley Act as discussed previously. The Company also has increased selling expenses related to its Paper Tyger and E-Poxy sales offices as well as a proportionate increase in commissions associated with the increased revenues in both fiscal 2005 and 2004. Additionally, in fiscal 2005, the Company spent approximately $300,000 in legal costs as part of its outstanding litigation and legal settlement with Tyco.

Bad debt expense, net of recoveries, decreased $231,000 to $166,000 in fiscal 2005 compared to $397,000 in fiscal 2004. The decrease in 2005 is a result of management’s strict adherence to credit policies and guidelines as well as continued focus and active management and maintenance of the accounts receivable function.

Legal Settlement

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

Loss on Impairment of Goodwill

As discussed in the notes of the Company’s consolidated financial statements, in fiscal year 2004, the Company recorded a $579,000 charge related to the impairment of goodwill in connection with its sale of Sunburst. Goodwill related to Sunburst, having a pre-impairment book value of $1,412,000, was written down to its fair value of $833,000, which was realized upon the December 10, 2003 sale of Sunburst. The impairment was recorded in the Company’s first fiscal quarter ended November 30, 2003 while the effective date of the sale of Sunburst was December 1, 2003.

Interest Expense

Interest expense was $496,000 in fiscal 2005 compared to $346,000 and $381,000 in fiscal 2004 and 2003, respectively. The change in interest expense is a direct result of rising interest rates over the past twelve months. Additionally, increases in the Company’s outstanding debt primarily related to the following items contributed to the increased interest expense in fiscal 2005: (a) the December 2003 repurchase of common stock; (b) the December 2003 acquisition of Paper Tyger; (c) the January 2004 acquisition of manufacturing equipment located in Taylorsville, North Carolina and (d) the April 2005 acquisition of E-Poxy. The increase in interest expense was offset by the Company’s ability to reduce overall debt balances through principal payments from operating cash flow. The Company anticipates an increase to interest expense in fiscal 2006 due in part to its loan agreement related to the acquisition of Concoat Holdings Limited. The Company expects to continue to pay down its debt through operating cash flow in fiscal 2006 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $181,000 to $168,000 for the year ended August 31, 2005 compared to an expense of $13,000 in the prior year. The increase in fiscal year 2005 is primarily a result of monthly rental income of $11,900 on property (building and land) owned by the Company and leased to Sunburst under a 36 month rental agreement entered into in conjunction with the Company’s sale of Sunburst.

Other expense in the year ended August 31, 2004 also included $151,000 related to foreign currency translation loss which was realized upon the closing of the Company’s Canadian facility in the fourth quarter of fiscal year 2004.

Income Taxes

The effective tax rate for fiscal 2005 was 37.0% compared to 40.0% and 33.3% in fiscal 2004 and 2003, respectively. In all three years, the Company has received the benefit of strong export sales and foreign tax credits. In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $1.3 million. This capital loss expires in 2008 and will be used to offset any capital gains generated by the Company in future periods. At the time of the sale of Sunburst, management concluded that it was more likely than not that the Company would not realize the benefit of this capital loss carryforward and thus this deferred tax asset was offset by a full valuation allowance. Accordingly, the Company’s annual fiscal 2004 effective income tax rate reflects this valuation allowance in the form of a higher effective tax rate compared to the current year period. Although the Company continues to look for opportunities that will generate capital gains and enable it to utilize this deferred tax asset, as of August 31, 2005, management continues to believe that it is more likely than not that the Company will not realize the benefit of this capital loss carryforward.

Income Before Minority Interest

Income before minority interest decreased $252,000 or 5% to $4,849,000 in fiscal 2005 compared to $5,101,000 in the prior year and decreased $217,000 or 4% in fiscal 2004 compared to $5,318,000 in fiscal 2003.

Income (Loss) from Unconsolidated Joint Venture

The income (loss) from unconsolidated joint venture relates to a 42% equity position in the Stewart Group, Inc. (“SGI”), located in Toronto, Canada. In fiscal 1995, the Company formed a joint venture, SGI, with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market.

In accordance with the Company’s accounting policies, the carrying value of this investment was reviewed periodically or whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable and impairment may exist.

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

In May 2005, the Company recorded an impairment charge of $83,000 related to the Company’s investment in SGI as discussed above.

On June 21, 2005, the Company sold all of its remaining investment interest in SGI to the majority shareholder of SGI (SGL Holdings Ltd.) for $450,000 plus additional contingent consideration as defined in the Share Purchase Agreement between the parties.

Net Income

Net income in fiscal 2005 increased 3% compared to the prior fiscal year. The increase in net income in the current year is a direct result of three significant charges recorded in fiscal 2004, which are discussed above (and summarized below), that did not recur in the current fiscal year, offset by the legal settlement and increased raw material costs and overall higher costs of products and services sold.

Net income in fiscal 2004 decreased 12% compared to fiscal 2003. The decrease in net income in fiscal 2004 was a direct result of the three significant charges recorded in fiscal 2004 all of which are discussed previously: (a) the impairment of the Company’s investment in unconsolidated joint venture, SGI, of $500,000 (b) the impairment of goodwill related to Sunburst of $579,000, and (c) the after tax losses of the Company’s Canadian operations, which were approximately $498,000 in fiscal 2004 compared to $230,000 in fiscal 2003. Included in the fiscal year loss for the Canadian operations was approximately $300,000 in costs related to employee severance, stay bonuses, accelerated depreciation on certain manufacturing equipment, one time buy out of the building lease commitment, realization of unrealized foreign currency translation adjustments, and other shut down costs. The charges discussed above had a negative effect of approximately $1,347,000 on the Company’s net income in fiscal year 2004. These decreases in net income were partially offset by increases in net income due to higher revenues in fiscal 2004 compared to fiscal 2003.

Liquidity and Sources of Capital

The Company’s cash balances decreased $559,000 to $847,000 at August 31, 2005 from $1,406,000 at August 31, 2004. Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance. The higher cash balance at August 31, 2004 was primarily the result of the timing of year end cash collections that had not yet been used by the Company to pay down its revolving line of credit prior to fiscal year end. Consequently, the increased cash at August 31, 2004 was offset by a corresponding increase in the balance of the Company’s line of credit as of August 31, 2004.

Cash flow provided by operations was $6,376,000 in fiscal 2005 compared to $5,518,000 and $7,768,000 during fiscal 2004 and 2003, respectively. Cash provided by operations during fiscal 2005 was primarily due to operating income offset by increased inventory and accounts receivable balances which were higher as a direct result of an increased customer backlog and increased sales volume in fiscal 2005. Additionally, the Company received the benefit of lower income taxes payable due to the exercise of stock options.

The ratio of current assets to current liabilities was 2.6 as of August 31, 2005 compared to 2.3 as of August 31, 2004 and 1.9 as of August 31, 2003. The increase of the Company’s current ratio at year-end was primarily attributable to increases in accounts receivable, inventories and prepaid expenses combined with a decrease in the current portion of long term debt.

Cash flow used in investing activities of $4,442,000 was primarily due to: (a) purchases of property, plant and equipment; (b) acquisition of the E-Poxy business and (c) payments made on the Company-owned split dollar life insurance policies, which increased the cash surrender value of the life insurance.

Cash flow used in financing activities of $2,493,000 was primarily due to cash received from borrowings under the Company’s line of credit arrangement and exercise of common stock options offset by (a) payments made on the same line of credit and other debt agreements; (b) payment of the annual dividend; and (c) payments of statutory minimum taxes on stock options and restricted stock.

On October 18, 2004, the Company announced a cash dividend of $0.35 per share (totaling approximately $1,314,000) to shareholders of record on October 29, 2004 which was paid on December 1, 2004.

In February 2005, the Company increased its total available credit under its credit facility with its primary bank from a maximum of $7 million to $10 million. The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent. The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $7.1 million and 4.90%, respectively, at August 31, 2005. The Company had $2.9 million in available credit at August 31, 2005 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2006. The outstanding balance on this long-term unsecured credit facility will become payable at its maturity (March 2007) although the Company expects that it will continue to be renewed.

As of October 31, 2005, the Company had $4.1 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2005.

In addition to this primary credit facility, the Company borrowed $7,800,000 from Citizens Bank of Massachusetts in October 2005 in order to fund its acquisition of Concoat Holdings Limited. This borrowing involved an unsecured, five year term note with interest payments due monthly and principal payments due quarterly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.5% per annum. Interest payments are due on the first day of each month. In addition to monthly interest payments, Chase Corporation must make quarterly payments of principal in the amount of $390,000 on each quarterly anniversary of the first interest payment date during the term of the note.

The loan is subject to certain covenants which require Chase Corporation to maintain certain financial ratios, including total liabilities to tangible net worth and debt service coverage rations. Prepayment of the note is allowed at any time during the term of the loan.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the Company’s financial and cash flow projections of its potential acquisitions.

On October 17, 2005, the Company announced a cash dividend of $0.35 per share (totaling approximately $1,358,000) to shareholders of record on October 31, 2005 and payable on December 5, 2005.

The Company does not have any significant off balance sheet arrangements.

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

The Company has no significant capital commitments in fiscal 2006 but plans on adding additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its manufacturing plants. Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2006, which are complementary to its business. The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurances that such financing will be available at favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at August 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods. The table below does not reflect the long term debt under the five year Citizens Bank note discussed above since it was entered into after the end of fiscal 2005.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1-3 Years	Payments Due 4-5 Years	Payments After 5 Years
Long-term debt	$11,598,818	$2,030,068	$9,568,750	$—	$—
Operating leases	1,662,836	301,679	590,019	411,138	360,000
	$13,261,654	$2,331,747	$10,158,769	$411,138	$360,000

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

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of Statement No. 151 should be applied prospectively. The adoption of FAS No. 151 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for the Company beginning in the first quarter of fiscal year 2006. The Company is currently evaluating the impact that will result from adopting SFAS 123(R).

In March 2005, the SEC staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

Critical Accounting Policies, Judgments, and Estimates

The U.S. Securities and Exchange Commission (“SEC”) requires companies to provide additional disclosure and commentary on their most critical accounting policies. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most significant estimates and judgments in the preparation of its consolidated financial statements. The Company’s critical accounting policies are described below.

Accounts Receivable

The Company evaluates the collectibility of accounts receivable balances based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to it, a specific allowance against amounts due to the Company is recorded, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and its historical experience. If the financial condition of the Company’s customers deteriorates or if economic conditions worsen, additional allowances may be required in the future, which could have an adverse impact on the future operating results of the Company.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

Long-lived assets consist of goodwill, identifiable intangible assets, trademarks, patents and agreements and property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. The Company reviews long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is also reviewed at least annually for impairment. Factors which the Company considers important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, and significant negative industry or economic trends. The Company determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. (See notes to consolidated financial statements.)

The estimates of expected cash flows require the Company to make significant judgments regarding future periods that are subject to some factors outside of the Company’s control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Revenue Recognition

The Company recognizes revenue at the time of shipment which is typically when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. The Company analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income. Commissions are recognized when earned and confirmed on commission statements received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

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

Pension Benefits

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering substantially all employees of certain businesses of the Company. In calculating its retirement plan obligations and related expense, the Company makes various assumptions and estimates. These assumptions include discount rates, benefits earned, expected return on plan assets, mortality rates, and other factors. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.

Impact of Inflation

Inflation has not had a significant long-term impact on earnings. In the event of significant inflation, the Company’s efforts to recover cost increases would be hampered as a result of the competitive nature of the industries in which it operates.

Forward-Looking Information

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the “safe harbor,” the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following:  uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on the Company’s business and results of operations; technological developments; performance issues with suppliers and subcontractors; the ability of the Company to renew its existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; rapid technology changes and the highly competitive environment in which the Company operates.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Risk Factors

The Company currently operates in a mature market where increases or decreases in market share could be significant. The Company’s sales and net income are dependent on recurring sales from a consistent and established customer base. Organic growth opportunities are minimal; however, the Company has and will continue to use strategic acquisitions as a means to build and grow the business.

The Company’s business strategy includes the pursuit of strategic acquisitions. From time to time, the Company engages in discussions with potential target companies concerning potential acquisitions. In executing its acquisition strategy, the Company may be unable to identify suitable acquisition candidates. In addition, the Company may face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

Item 7a—Quantitative and Qualitative Disclosures about Market Risk

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

The Company limits the amount of credit exposure to any one issuer. At August 31, 2005, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts. If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

During fiscal 2005, the Company had very limited currency exposure since all invoices were denominated in US dollars. Historically, the Company has maintained minimal cash balances outside of the United States and, other than the currency conversion effects on the fixed assets in Canada which were deferred and recorded directly in equity due to the Canadian dollar being designated as the functional currency, and reported in the Statement of Changes in Equity, there were no significant assets held in foreign currencies. During fiscal 2004, the Company closed its Canadian operations. As of August 31, 2005, there were no cash balances or any other assets maintained in Canada or any other foreign geographic area. The Company does not engage in hedging activities. Foreign currency transaction gains or losses have not been material.

On May 19, 2005 the Company entered into a forward currency hedge denominated in British pounds sterling in anticipation of its pending acquisition of Concoat Holdings Limited, based in the United Kingdom. The forward contract, entered into with the Company’s primary bank, called for the Company to purchase £1,875,000 in US dollars at an exchange rate equal to 1.855 and to purchase an additional £1,875,000 in US dollars at an exchange rate equal to the lesser of 1.855 or the spot rate on the initial settlement date, which was 1.765. The forward contract was to initially settle on June 30, 2005 (the “initial settlement date”) but was extended several times through October 12, 2005 at which time the contract was settled in conjunction with the Company’s acquisition of Concoat on October 14, 2005. The Company did not elect hedge accounting for this transaction under SFAS 133. As of August 31, 2005, the fair market value of this hedge is not materially different than the contract value. Upon the final settlement date, the impact of this foreign currency contract was included in the total purchase price of the Company’s acquisition of Concoat. This transaction had no impact on the Company’s statement of operations for the year ended August 31, 2005.

There were no foreign currency transaction gains or losses in the year ended August 31, 2005. The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

Item 8—Financial Statements And Supplementary Data

The following Consolidated Financial Statements of Chase Corporation are filed as part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Chase Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
October 28, 2005

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of
Directors of Chase Corporation
Bridgewater, Massachusetts

We have audited the consolidated balance sheet of Chase Corporation and subsidiaries as of August 31, 2003 (not presented herein), and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position as of August 31, 2003, and the consolidated results of operations and cash flows of Chase Corporation and subsidiaries for the year ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ LIVINGSTON & HAYNES, P.C.
Wellesley, Massachusetts
October 24, 2003

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31,
	2005	2004
ASSETS
Current Assets:
Cash	$847,001	$1,405,812
Accounts receivable, less allowance for doubtful accounts of $345,709 and $227,056	12,816,464	12,004,031
Inventories	13,889,339	12,227,095
Prepaid expenses and other current assets	1,389,981	925,385
Deferred income taxes	349,241	210,678
Total current assets	29,292,026	26,773,001
Property, plant and equipment, net	18,589,482	17,488,538
Other Assets
Goodwill	8,178,373	7,932,871
Intangible assets, less accumulated amortization of $1,414,680 and $1,235,964	1,351,959	976,895
Cash surrender value of life insurance	4,907,590	4,127,894
Investment in joint venture	79,797	725,562
Restricted investments	1,325,457	1,222,711
Other assets	202,669	9,880
	$63,927,353	$59,257,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,492,470	$5,477,993
Accrued payroll and other compensation	1,673,000	1,658,662
Accrued expenses	1,802,765	1,297,801
Accrued pension expense—current	354,531	391,509
Current portion of long-term debt	2,030,068	2,820,253
Total current liabilities	11,352,834	11,646,218
Long-term debt, less current portion	9,568,750	8,342,568
Deferred compensation	1,325,457	1,222,711
Accrued pension expense	2,343,397	919,349
Deferred income taxes	496,980	146,646
Commitments and Contingencies (Note 6, 8 and 18)
Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 10,000,000 shares; 3,818,665 in 2005 and 3,773,949 in 2004 issued and outstanding	381,866	377,395
Additional paid-in capital	180,435	—
Accumulated other comprehensive income (loss)	(489,043)	(4,866)
Retained earnings	38,766,677	36,607,331
Total stockholders’ equity	38,839,935	36,979,860
Total liabilities and stockholders’ equity	$63,927,353	$59,257,352

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2005	2004	2003
Revenue
Sales	$ 90,240,719	$ 85,887,635	$ 73,628,760
Royalty and commissions	1,148,492	1,196,009	936,890
	91,389,211	87,083,644	74,565,650
Costs and Expenses
Cost of products and services sold	66,223,612	61,748,527	51,647,526
Selling, general and administrative expenses	16,633,882	15,887,050	14,610,288
Legal settlement	520,000	—	—
Loss on impairment of goodwill	—	579,182	—
	8,011,717	8,868,885	8,307,836
Interest expense	(495,653)	(345,918)	(381,475)
Other income (expense)	167,844	(13,316)	49,467
Income before income taxes and minority interest	7,683,908	8,509,651	7,975,828
Income taxes	2,834,913	3,408,200	2,658,112
Income before minority interest	4,848,995	5,101,451	5,317,716
Loss on impairment of unconsolidated joint venture	(83,218)	(500,000)	—
Income (loss) from unconsolidated joint venture	22,487	25,965	(60,000)
Net income	$ 4,788,264	$ 4,627,416	$ 5,257,716
Net income per common and common equivalent share
Basic	$ 1.27	$ 1.22	$ 1.30
Diluted	$ 1.22	$ 1.16	$ 1.25
Weighted average shares outstanding
Basic	3,782,267	3,787,023	4,047,317
Diluted	3,909,751	4,005,011	4,220,804

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Accumulated Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2002	5,135,901	513,590	4,243,787	1,088,584	(4,687,565)	(212,916)	33,427,472	33,284,368
Stock based compensation		4	98,437					98,437
Cash dividend paid, $0.27 per share							(1,092,925)	(1,092,925)
Currency translation adjustment						61,902		61,902	61,902
Net income							5,257,716	5,257,716	5,257,716
Comprehensive income									5,319,618
Balance at August 31, 2003	5,135,901	$513,590	$4,342,224	1,088,584	$(4,687,565)	$(151,014)	$37,592,263	$37,609,498
Exercise of stock options	207,038	20,704	$1,409,683					1,430,387
Stock based compensation			$98,426					98,426
Tax benefit from exercise of stock options			$577,951					577,951
Acquisition of common stock				250,000	(3,255,125)			(3,255,125)
Common stock received for sale of Sunburst				230,406	(3,000,000)			(3,000,000)
Cash dividend paid , $0.31 per share							(1,254,841)	(1,254,841)
Reclassification of treasury stock to common stock	(1,568,990)	(156,899)	$(6,428,284)	(1,568,990)	10,942,690		(4,357,507)	—
Currency translation adjustment						151,014		151,014	151,014
Unrealized loss on marketable securities						(4,866)		(4,866)	(4,866)
Net income							4,627,416	4,627,416	4,627,416
Comprehensive income									$4,773,564
Balance at August 31, 2004	3,773,949	$377,395	$—	—	$—	$(4,866)	$36,607,331	$36,979,860
Common stock received to pay statutory minimum withholding taxes on restricted stock	(79,375)	(7,938)					(1,315,243)	(1,323,181)
Exercise of stock options	210,925	21,092	1,111,645					1,132,737
Shares withheld to pay statutory minimum taxes	(38,514)	(3,851)	(628,239)					(632,090)
Tax benefit from exercise of stock options			820,789					820,789
Non deductible compensation related to Restricted Stock			(336,296)					(336,296)
Common stock received for payment of stock option exercise	(48,320)	(4,832)	(787,464)					(792,296)
Cash dividend paid , $0.35 per share							(1,313,675)	(1,313,675)
Unrealized gain on marketable securities, net of tax						75,515		75,515	75,515
Increase in minimum pension liability, net of tax						(559,692)		(559,692)	(559,692)
Net income							4,788,264	4,788,264	4,788,264
Comprehensive income									$4,304,087
Balance at August 31, 2005	3,818,665	381,866	180,435	—	—	(489,043)	38,766,677	38,839,935

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,788,264	$4,627,416	$5,257,716
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from unconsolidated joint venture	(22,487)	(25,965)	60,000
Loss on impairment of unconsolidated joint venture	83,218	500,000	—
Loss on sale of equipment	24,458	73,860	—
Loss on impairment of goodwill	—	579,182	—
Depreciation	2,029,755	1,839,526	2,073,996
Amortization	178,716	149,145	100,080
Provision for losses on trade receivables	93,653	396,697	493,976
Stock issued for compensation	—	98,426	98,437
Tax benefit from exercise of stock options	820,789	577,951	—
Deferred taxes	(124,525)	571,883	157,252
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(769,468)	(1,107,604)	(1,035,767)
Inventories	(1,516,552)	(3,334,127)	1,328
Prepaid expenses & other assets	(357,385)	(499,978)	176,225
Accounts payable	(182,229)	525,266	(108,445)
Accrued expenses	1,226,680	1,142,020	423,342
Income taxes payable	—	(781,413)	(84,919)
Deferred compensation	102,746	185,593	154,600
Net cash provided by operating activities	6,375,633	5,517,878	7,767,821
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,127,657)	(3,190,691)	(880,012)
Purchases of intangible assets	—	(212,135)	—
Payments for acquisitions, net of cash acquired	(693,000)	(702,125)	(5,032,000)
Contingent purchase price for acquisition	(106,886)	—	—
Proceeds from sale of equipment	7,500	15,000	—
Investment in restricted investments, net of withdrawals	(27,231)	(185,593)	(154,600)
Investment in minority interests	—	—	(20,000)
Return of capital of minority interests	—	84,998	—
Distributions from investment in minority interests	135,034	—	—
Proceeds from sale of investment in minority interest	150,000	—	—
(Increase) decrease in net cash surrender value of life insurance, net	(779,696)	651,417	(320,144)
Net cash used in investing activities	(4,441,936)	(3,539,129)	(6,406,756)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	25,225,173	23,945,142	10,500,000
Payments of principal on debt	(24,789,176)	(21,008,907)	(10,882,495)
Net payments under line-of-credit	—	(596,155)	(48,167)
Dividend paid	(1,313,675)	(1,254,841)	(1,092,925)
Proceeds from exercise of common stock options	340,441	1,430,387	—
Payments of statutory minimum taxes on stock options and restricted stock	(1,955,271)	—	—
Repurchase of common stock	—	(3,255,125)	—
Net cash (used in) provided by financing activities	(2,492,508)	(739,499)	(1,523,587)
INCREASE (DECREASE) IN CASH	(558,811)	1,239,250	(162,522)
CASH, BEGINNING OF PERIOD	1,405,812	166,562	329,084
CASH, END OF PERIOD	$847,001	$1,405,812	$166,562

See note 13 for supplemental cash flow information including non-cash financing and investing activities

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The principal accounting policies of Chase Corporation (“the Company”) and its subsidiaries are as follows:

Products and Markets

The Company’s principal products are protective coatings and tape products that are sold in national and international markets. These products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, and electrical splicing, terminating and repair tapes, which are marketed to wire and cable manufacturers; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood, which are sold to oil companies, gas utilities and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities; (iv) moisture protective coatings, which are sold to the electronics industry; (v) laminated, durable papers which are produced and sold primarily to the envelope converting and commercial printing industries and (vi) expansion and control joint systems designed for roads, bridges, stadiums and airport runways . The Company’s Electronics Manufacturing Services segment provides assembly and contract manufacturing services to the electronics industry.

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

Certain amounts reported in prior years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the Company’s financial position or results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less from acquisition date to be cash equivalents. The Company held no cash balances in foreign currencies as of August 31, 2005 and 2004.

Accounts Receivable

The Company evaluates the collectibility of accounts receivable balances based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to it, a specific allowance against amounts due to the Company is recorded, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and its historical experience. Receivables are written off against these reserves in the period they are determined to be uncollectible.

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

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates the possible impairment of goodwill annually each fourth quarter, and whenever events or circumstances indicate the carrying value of

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the goodwill may not be recoverable. The Company evaluates the potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, the Company measures the amount of such impairment by comparing the implied fair value of the goodwill to its carrying value.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Expenditures for maintenance repairs and minor renewals are charged to expense as incurred. Betterments and major renewals are capitalized. Upon retirement or other disposition of assets, related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is included in the determination of income or loss. The estimated useful lives of property, plant and equipment are as follows:

Buildings	20 to 39 years
Machinery and equipment	3 to 10 years

Leasehold improvements are depreciated over the lesser of the useful life or the term of the lease.

Investment in Joint Venture

From time to time, the Company makes investments in closely held companies. These investments are recorded on the equity method, to the extent the Company owns less than 50% of the entity, reflecting the Company’s original investment and a proportional interest in the net operations of these companies since no public quotations exist for these investments. The carrying values of these investments are periodically reviewed for impairment based upon estimated fair market values. (See Note 14)

Restricted Investments and Deferred Compensation

The Company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s restricted investments and corresponding deferred compensation liability under the plan were $1,325,457 and $1,222,711 at August 31, 2005 and 2004, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in stockholders’ equity.

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

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Product Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to approximately $1,500,000, $1,200,000 and $746,000 for the years ended August 31, 2005, 2004 and 2003, respectively.

Pension Plan

The projected unit credit method is utilized for measuring net periodic pension cost over the employee’s service life.

Stock Based Compensation

The Company grants stock options to its employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (SFAS 148). The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Other than grants to non-employee directors, the Company has not granted stock options to non-employees.

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

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Years Ended August 31,
	2005	2004	2003
Net income, as reported	$4,788,264	$4,627,416	$5,257,716
Add: Stock based compensation recorded, net of tax	—	59,056	59,062
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(617,732)	(927,357)	(1,299,607)
Net income, pro forma	$4,170,532	$3,759,115	$4,017,171
Net income per share—as reported
Basic	$1.27	$1.22	$1.30
Diluted	$1.22	$1.16	$1.25
Net income per share—pro forma
Basic	$1.10	$0.99	$0.99
Diluted	$1.07	$0.94	$0.95

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended August 31, 2005 and 2003. There were no options granted during the fiscal year ended August 31, 2004.

	2005	2004	2003
Expected Dividend yield	3.0%	N/A	3.0%
Expected life	5 years	N/A	5 years
Expected volatility	125.0%	N/A	137.0%
Risk-free interest rate	4.0%	N/A	3.0%

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation of Foreign Currency

The financial position and results of operations of the Company’s Canadian division were measured using the Canadian dollar as the functional currency. Revenues and expenses of the division have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses were being deferred as a separate component of shareholders’ equity, until the sale or liquidation of the underlying foreign investment; however, previously recorded unrealized translation losses of $151,000 were realized in fiscal 2004 in connection with the closing of the Company’s Canadian division. Aggregate foreign currency transaction, gains and losses, are included in determining net income. There were no transaction gains and losses in 2005 and the amounts of transaction gains and losses were immaterial in 2004 and 2003.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, unrealized gains and losses on marketable securities and increase in minimum pension liability.

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

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of Statement No. 151 should be applied prospectively. The adoption of FAS No. 151 is not expected to have a material impact on our financial position, results of operations or cash flows.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for the Company beginning in the first quarter of fiscal year 2006. The Company is currently evaluating the impact that will result from adopting SFAS 123(R).

In March 2005, the SEC staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

Note 2—Inventories

Inventories consist of the following as of August 31, 2005 and 2004:

	2005	2004
Raw materials	$7,193,428	$6,353,577
Finished and in process	6,695,911	5,873,518
Total Inventories	$13,889,339	$12,227,095

Note 3—Property, Plant and Equipment

Property, plant and equipment consist of the following as of August 31, 2005 and 2004:

	2005	2004
Property, Plant and Equipment
Land and improvements	$971,323	$971,323
Buildings	7,679,614	7,397,380
Machinery and equipment	26,367,741	24,636,228
Leasehold improvements	1,680,526	1,209,297
Construction in progress	1,302,688	510,774
	38,001,892	34,725,002
Accumulated depreciation and amortization	(19,412,410)	(17,236,464)
Property, plant and equipment, net	$18,589,482	$17,488,538

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Goodwill and Intangible Assets

Intangible assets subject to amortization consist of the following at August 31, 2005 and 2004:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
August 31, 2005
Patents and agreements	14.4 years	1,841,244	1,324,735	516,509
Formulas	15.0 years	281,280	7,813	273,467
Trade names	3.0 years	80,000	11,111	68,889
Customer lists and relationships	10.0 years	552,500	71,021	481,479
August 31, 2004
Patents and agreements	14.4 years	1,841,244	1,208,964	632,280
Customer lists and relationships	10.0 years	360,000	27,000	333,000

In addition to the intangible assets summarized above, the Company also has a corporate trademark with a carrying value of $11,615 and an indefinite life.

Aggregate amortization expense related to intangible assets for the years ended August 31, 2005, 2004 and 2003 was $178,716, $149,145 and $100,080, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2006	$214,600
2007	214,600
2008	203,400
2009	163,800
2010	94,000
$890,400

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

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2004	$1,933,983	$5,998,888	$7,932,871
Acquisition of Paper Tyger—Contingent Purchase Price	106,886	—	106,886
Acquisition of E-poxy Engineered Materials	138,616	—	138,616
Balance at August 31, 2005	$2,179,485	$5,998,888	$8,178,373

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Cash Surrender Value of Life Insurance

The Company recognizes cash surrender value of life insurance policies, net of loans of $5,000 at August 31, 2005, secured by the policies, with the following carriers at August 31, 2005 and 2004.

	2005	2004
John Hancock	$1,525,578	—
Security Life of Denver	—	$869,537
Manufacturers’ Life Insurance Company	1,220,346	1,121,813
Sun Life Assurance Company of Canada	782,968	682,108
Metropolitan Life Insurance	1,299,168	1,182,557
Other life insurance carriers	79,530	271,879
	$4,907,590	$4,127,894

Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds. In September 2004, the Company transferred the cash surrender value of life insurance policies with Security Life of Denver to John Hancock.

Note 6—Long-Term Debt and Notes Payable to Bank

Long-term debt consists of the following at August 31, 2005 and 2004:

	2005	2004
Note payable to bank at the Eurodollar rate plus 1.5% (weighted average rates of 4.90% and 3.32% at August 31, 2005 and 2004, respectively)	$7,100,000	$3,100,000
Equipment notes with monthly payments of $936 with interest at 6.00% and collateralized by printing equipment. Balance paid off in November 2004.	—	2,767
Equipment note with monthly payments of $6,308 with interest at 6.92% collateralized by manufacturing equipment. Maturity date of April 2006.	55,068	124,513
Equipment note with monthly payments of $6,911 with interest at 8.06% collateralized by manufacturing equipment. Balance paid off in July 2005.	—	73,041
Term note payable to bank in 28 quarterly payments of $50,000 through December 2008 with interest at Eurodollar rate plus 1.5% (2.81% at August 31, 2004). Balance paid off in January 2005.	—	800,000
Term note payable to bank in 20 quarterly payments of $200,000 through September 2008 with interest at the Eurodollar rate plus 1.5% (4.83% and 2.81% at August 31, 2005 and 2004, respectively)	1,900,000	2,700,000
Term note payable to bank in 16 quarterly payments of $150,000 through December 2007 with interest at Eurodollar rate plus 1.5%. (4.83% and 2.81% at August 31, 2005 and 2004, respectively)	1,250,000	1,850,000
Term note payable to bank in 16 quarterly payments of $143,750 through January 2008 with interest at Eurodollar rate plus 1.5%. (5.06% and 3.07% at August 31, 2005 and 2004, respectively)	1,293,750	2,012,500
Demand note payable to bank with interest at Eurodollar rate plus 1.5%. (3.08% at August 31, 2004) Balance paid off in September 2004.	—	500,000
	11,598,818	11,162,821
Less portion payable within one year classified as current	(2,030,068)	(2,820,253)
Long-term debt, less current portion	$9,568,750	$8,342,568

As summarized as the first item in the table above, the Company has long-term unsecured credit available up to a maximum amount of $10,000,000 at the bank’s base lending rate or, at the option of the Company, the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or the effective 30 day LIBOR rate plus 1.75 percent. The unused available long-term credit amounted to $2,900,000 and $3,742,000 at August 31, 2005 and 2004, respectively. This long-term unsecured credit facility will become payable at its maturity (March 2007) although the Company expects that it will continue to be renewed.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Company’s credit facility agreement, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of August 31, 2005 and 2004.

The book value of the Company’s outstanding debt approximates its fair value as of August 31, 2005 and 2004.

As of August 31, 2005, future minimum principal payments on long-term debt for the next five years and thereafter are as follows:

Year ending August 31,
2006	$2,030,068
2007	9,075,000
2008	493,750
2009	0
2010	—
Thereafter	—
Total long-term debt	$11,598,818

Note 7—Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended August 31, 2005, 2004, and 2003 are as follows:

	Year Ended August 31,
	2005	2004	2003
Federal income taxes at applicable statutory rates	$2,612,529	$2,893,281	$2,711,782
Adjustments resulting from the tax effect of:
State and local taxes net of federal tax effect	216,010	292,241	231,340
Officers life insurance premiums paid, net of increased cash surrender value	22,685	11,676	67,521
Goodwill impairment	—	196,922	—
Foreign tax credits	—	(66,656)	—
Other	(16,311)	80,736	(352,531)
Income tax provision	$2,834,913	$3,408,200	$2,658,112

The following table summarizes the tax effect of temporary differences on the Company’s income tax provision:

	Year Ended August 31,
	2005	2004	2003
Current income tax provision	$2,703,309	$2,836,317	$2,500,860
Deferred provision (benefit):
Pension expense	(167,153)	(106,059)	(48,900)
Depreciation and amortization	419,383	645,970	387,580
Allowance for doubtful accounts	(45,062)	37,189	(13,851)
Deferred compensation	(39,002)	(107,084)	(96,154)
Reserves	(93,501)	(24,077)	55,606
Foreign tax credits	—	(66,656)	—
Other accrued expenses	56,939	192,600	(127,029)
Total deferred income tax provision	131,604	571,883	157,252
Total income tax provision	$2,834,913	$3,408,200	$2,658,112

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated deferred tax assets (liabilities) of the Company as of August 31, 2005 and 2004 are as follows:

	2005	2004
Current deferred tax assets (liabilities)
Reserve for bad debt	$131,231	$86,169
Inventories	218,010	124,509
Total net current deferred tax assets	349,241	210,678
Non-current deferred tax assets (liabilities)
Pension accrual	516,385	349,232
Deferred compensation	503,143	800,437
Depreciation and amortization	(1,782,354)	(1,362,971)
Minimum pension liability	373,128	—
Capital loss carryforwards	635,280	870,685
Foreign tax credits	—	66,656
Other	(107,282)	—
Total non-current deferred tax assets (liabilities) before valuation allowance	138,300	724,039
Valuation allowance	(635,280)	(870,685)
Total net non-current deferred tax assets (liabilities)	(496,980)	(146,646)
	$(147,739)	$64,032

In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $1.3 million. This capital loss expires in 2008 and will be used to offset any capital gains generated by the Company in future periods. At the time of the sale of Sunburst, management concluded that it was more likely than not that the Company would not realize the benefit of this capital loss carryforward and thus this deferred tax asset was offset by a full valuation allowance. Accordingly, the Company’s annual fiscal 2004 effective income tax rate reflects this valuation allowance in the form of a higher effective tax rate compared to the current year period. Although the Company continues to look for opportunities that will generate capital gains and enable it to utilize this deferred tax asset, as of August 31, 2005, management continues to believe that it is more likely than not that the Company will not realize the benefit of this capital loss carryforward.

Note 8—Operating Leases

The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2005.

Year ending August 31,
2006	$301,679
2007	292,798
2008	297,221
2009	298,721
2010	112,417
2011 and thereafter	360,000
Total future minimum lease payments	$1,662,836

Total rental expense for all operating leases amounted to approximately $531,000, $435,000 and $442,000 for the years ended August 31, 2005, 2004 and 2003, respectively.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Benefits and Pension Plans

401(K) Plan

The Company has a deferred compensation plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee’s yearly salary. The Company’s contribution expense was $247,000, $224,000, and $229,000 for the years ended August 31, 2005, 2004 and 2003, respectively.

Non-Qualified Deferred Savings Plan

The Company has a non-qualified deferred savings plan covering directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s liability under the plan was $1,325,457 and $1,222,711 at August 31, 2005 and 2004, respectively.

Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all employees of certain businesses of the Company. Net periodic pension cost was $845,759, $684,442 and $620,942 for the fiscal years ended August 31, 2005, 2004 and 2003, respectively. The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The plans provide for pension benefits determined by a participant’s years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with a trust company.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The details of the Company’s pension plans for the years ended August 31, 2005, 2004 and 2003 are as follows:

	Year Ended August 31,
	2005	2004	2003
Change in benefit obligation
Projected benefit obligation at beginning of year	$ 7,821,828	$ 7,203,987	$ 6,713,690
Service cost	341,174	372,292	342,611
Interest cost	501,377	574,860	521,240
Amendments	—	—	—
Actuarial (gain)/loss	2,057,906	273,512	(20,532)
Benefits paid	(1,379,257)	(602,823)	(353,022)
Projected benefit obligation at end of year	9,343,028	7,821,828	7,203,987
Change in plan assets
Fair value of plan assets at beginning of year	4,430,321	4,177,546	3,771,456
Actual return on plan assets	653,389	308,242	351,956
Employer contribution	391,509	547,356	407,156
Benefits paid	(1,379,257)	(602,823)	(353,022)
Fair value of plan assets at end of year	4,095,962	4,430,321	4,177,546
Funded status	(5,247,066)	(3,391,507)	(3,026,441)
Unrecognized net actuarial (gain)/loss	2,895,829	1,406,538	1,086,087
Unrecognized prior service cost	586,129	674,111	766,582
(Accrued) benefit cost	$ (1,765,108)	$ (1,310,858)	$ (1,173,772)
Weighted average assumptions as of August 31,
Discount rate	5.3%	6.5%	8.0%
Expected return on assets	8.5%	9.3%	10.0%
Rate of compensation increase	3.5%	4.0%	5.0%
Components of net periodic benefit cost
Service cost	341,174	$ 372,292	$ 342,611
Interest cost	501,377	574,860	521,240
Expected return on plan assets	(410,346)	(401,742)	(378,188)
Amortization of prior service cost	87,982	92,471	94,933
Recognized net (gain)/loss	64,828	46,561	40,346
Settlement (gain)/loss	260,744	—	—
Net periodic benefit cost	$ 845,759	$ 684,442	$ 620,942
Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$ 7,380,019	$ 5,796,168	$ 4,918,303
Projected benefit obligations	9,343,028	7,821,828	7,203,987
Plan assets at fair value	4,095,962	4,430,321	4,177,546
Funded status	$ (5,247,066)	$ (3,391,507)	$ (3,026,441)
Unrecognized net (gain)/loss	2,895,829	1,406,538	1,086,087
Unrecognized prior service cost	586,129	674,111	766,582
(Accrued) pension expense	$ (1,765,108)	$ (1,310,858)	$ (1,173,772)

Amounts recognized in the Balance Sheets as of August 31, 2005 and 2004 are as follows:

	2005	2004
Accrued benefit liability	$ (3,284,057)	$ (1,481,154)
Intangible asset	586,129	170,296
Accumulated other comprehensive income	932,820	—
(Accrued) benefit cost	$ (1,765,108)	$ (1,310,858)

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine benefit obligations at August 31, 2005 and 2004 are as follows:

	2005	2004
Discount rate	5.25%	6.50%
Rate of compensation increase	3.50%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2005 and 2004 are as follows:

	2005	2004
Discount rate	6.50%	8.00%
Expected long-term return on plan assets	9.25%	9.50%
Rate of compensation increase	4.00%	5.00%

Plan Assets

The defined benefit plan for Chase employees has the following target allocation and weighted-average asset allocations as of August 31, 2005 and 2004.

	Target	Percentage of Plan Assets
Asset Category	Allocation	August 31, 2005	August 31, 2004
Equity securities	60%	59%	59%
Debt securities	30%	32%	41%
Real estate	10%	9%	0%
Other	0%	0%	0%
Total	100%	100%	100%

The investment policy for the Pension Plan for Employees of Chase Corporation is based on ERISA standards for prudent investing. The goal is to maximize returns while limiting volatility.  The Plan assets are invested in a diversified mix of United States equity and fixed income securities. The current asset allocation is 59% U.S. equity, 32% fixed income and 9% real estate  Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style.

Estimated Future Benefit Payments

The following pension benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years.

Year ending August 31,	Pension Benefits
2006	$ 205,588
2007	864,256
2008	49,278
2009	53,821
2010	975,242
2011—2015	$ 4,824,634

The Company contributed $391,509 in the current fiscal year to fund its obligations under the pension plan. The Company expects to contribute $354,431 to the qualified plan in the fiscal year ended August 31, 2006.

Prior service cost arose from the amendment of the plan’s benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation

Life insurance is provided under split dollar life insurance agreements whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.

Note 10—Stockholders’ Equity

1995 Stock Option Plan

Effective July 18, 1995, the Company adopted, and the stockholders subsequently approved, a stock award plan (the “1995 Plan”) which permits the issuance of common stock options to selected employees. The 1995 Plans reserves 450,000 shares of common stock for grant.

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

Under the terms of the original Stock Agreement, Mr. Chase was granted an aggregate of 250,000 shares of restricted stock (the “Shares”) that vested on September 6, 2004. The Stock Agreement granted the Company a right of first refusal with respect to any proposed sale or transfer of the Shares by Mr. Chase after the vesting date. In addition, the original Stock Agreement had granted Mr. Chase the right to put to the Company all or part of the Shares during the 180-day period after the vesting date and during each 90-day period after the first, second, and third anniversaries of the vesting date. The purchase price for the put option was calculated based upon the average trading price of the Company’s common stock over the 60-day period beginning 30 days prior to the exercise of the put option and ending 30 days after such exercise.

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

2001 Senior Management Stock Plan and 2001 Non-Employee Director Stock Option Plan

Effective October 9, 2002, the Company adopted, and the stockholders subsequently approved, the 2001 Senior Management Stock Plan and the 2001 Non-Employee Director Stock Option Plan (the “2001 Plans”). The 2001 Plans reserve 750,000 and 90,000 shares of the Company’s common stock for grants related to the Senior Management Stock Plan and Non-Employee Director Stock Option Plan, respectively.

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

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding as of August 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.50-11.55	463,892	6 years	$ 10.77	463,892	$ 10.77
$15.93	10,000	9 years	15.93	10,000	15.93
	473,892	6.1 years	$ 10.88	473,892	$ 10.88

A summary of the transactions of the Company’s stock option plans for the years ended August 31, 2005, 2004 and 2003 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Outstanding at August 31, 2002	95,000	$ 10.26	846,855	$ 8.58
Granted	—	—	45,000	10.50
Exercised	—	—	—	—
Forfeited or cancelled	—	—	(45,000)	10.50
Outstanding at August 31, 2003	95,000	10.26	846,855	8.58
Granted	—	—	—	—
Exercised	(25,000)	9.60	(182,038)	6.54
Forfeited or cancelled	(10,000)	10.50	(50,000)	11.58
Outstanding at August 31, 2004	60,000	10.50	614,817	8.94
Granted	10,000	15.93	—	—
Exercised	(27,180)	10.50	(183,745)	4.61
Forfeited or cancelled	—	—	—	—
Outstanding at August 31, 2005	42,820	$ 11.77	431,072	$ 10.79
Options exercisable at August 31, 2005	42,820	$ 11.77	431,072	$ 10.79

The weighted average grant date fair value of options granted in the years ended August 31, 2005 and 2003 was $13.56 and $9.28 per share, respectively. There were no options granted in the year ended August 31, 2004. All stock option plans have been approved by the Company’s stockholders.

Excluding the common stock currently reserved for issuance upon exercise of the 473,892 outstanding options as summarized in the table above, there are 215,000 shares of common stock available for future issuance under the Company’s equity compensation plans.

At a meeting of the Directors of Chase Corporation held on October 17, 2005, the Board authorized a grant of 98,250 shares of common stock to certain members of management for the achievement of long term results in fiscal years 2002 through 2005. The Compensation Committee recommended the award after taking advice from an independent compensation consultant.

The grant of common stock was made from the 2001 Senior Management Stock Plan and included 57,419 shares to Peter Chase, President, CEO and Director of the Company and 19,807 shares to Everett Chadwick, Vice President—Finance, Treasurer and Chief Financial Officer of Chase Corporation.

Treasury Stock

On July 1, 2004, the Massachusetts Business Corporation Act (“MBCA”) became effective and eliminated treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, all of the Company’s former treasury shares were converted to unissued shares and have been accounted for as a reduction of common stock (at par value) and additional paid-in-capital. To the extent additional paid-in-capital was zero at the time of the shares being repurchased, it is accounted for as a reduction in retained earnings. As of August 31, 2005, common stock, additional paid-in-capital and retained earnings have been reduced by $156,899 $6,428,284 and $4,357,507, respectively.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes information about the Company’s segments:

	Years Ended August 31,
	2005		2004		2003
Revenues from external customers
Specialized Manufacturing	$ 79,460,876		$ 69,448,718		$ 56,607,517
Electronic Manufacturing Services	11,928,335		17,634,926		17,958,133
Total	$ 91,389,211		$ 87,083,644		$ 74,565,650
Income before income taxes and minority interest
Specialized Manufacturing	$ 11,755,537		$ 11,082,398		$ 10,509,697
Electronic Manufacturing Services	1,187,679		2,065,031	(b)	1,424,625
Total for reportable segments	12,943,216		13,147,429		11,934,322
Corporate and Common Costs	(5,259,308	)(a)	(4,637,778)		(3,958,494)
Total	$ 7,683,908		$ 8,509,651		$ 7,975,828

(a)              Includes legal settlement of $520,000 related to litigation with Tyco Adhesives.

(b)              Includes loss on impairment of goodwill of $579,182.

	As of August 31,
	2005	2004
Total assets
Specialized Manufacturing	$ 40,003,408	$ 38,078,812
Electronic Manufacturing Services	11,187,005	10,228,259
Total for reportable segments	51,190,413	48,307,071
Corporate and Common Assets	12,736,940	10,950,281
Total	$ 63,927,353	$ 59,257,352

Note 12—Export Sales and Foreign Operations

Export sales from continuing domestic operations to unaffiliated third parties were $12,321,000, $8,964,000 and $5,459,000 for the years ended August 31, 2005, 2004 and 2003, respectively. The Company’s products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues from continuing operations. The Company’s Canadian operations accounted for 0.0%, 1.0% and 2.0% of consolidated sales for the years ended August 31, 2005, 2004 and 2003, respectively, and 0.0%, 0.0% and 1.4% of total assets as of August 31, 2005, 2004 and 2003, respectively.

During fiscal 2005, 2004 and 2003, no one customer accounted for sales in excess of 10%.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Supplemental Cash Flow Data

Supplemental cash flow information for the years ended August 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Income taxes paid	$1,356,870	$3,769,272	$2,382,997
Interest paid	$388,333	$322,520	$390,274
Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$792,296	$—	$—
Note receivable related to sale of SGI	300,000	—	—
Acquisition of E-Poxy
Current Assets	$282,311
Property and equipment	35,000
Intangible Assets	553,780
Goodwill	138,615
Accounts payable and accrued liabilities	(293,148)
Acquisition Costs	(23,558)
Cash provided through operating cash and increase in long-term debt	$(693,000)
Acquisition of Paper Tyger
Current assets		$262,629
Intangible assets		360,000
Goodwill		763,265
Accounts payable		(672,281)
Acquisition costs		(11,488)
Cash provided through operating cash and increase in long-term debt		$(702,125)
Sale of Sunburst Electronic Manufacturing Solutions, Inc. subsidiary
Accounts receivables		$(1,053,983)
Inventories		(1,964,793)
Property, plant and equipment		(1,237,127)
Accounts payable and accrued expenses		1,070,709
Notes payable and line of credit		1,018,137
Elimination of goodwill associated with Sunburst		(832,943)
Consideration received in the form of 230,406 shares of Chase Corporation common stock		$3,000,000
Acquisition of certain assets of Facile, Inc.
Accounts receivables			$710,603
Inventories			1,154,309
Property, plant and equipment			3,317,088
Acquisition costs			(150,000)
Cash provided through operating cash and increase in long-term debt			$(5,032,000)

Note 14—Investment in Joint Venture

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc. (“SGI”), with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. Chase Corporation owned a 42% interest in the joint venture as of August 31, 2004. On June 21, 2005, the Company sold its 42% investment interest in SGI to the majority shareholder of SGI (SGL Holdings Ltd.) for $450,000 plus additional contingent consideration as defined in the Share Purchase Agreement between the parties. The Company will receive additional cash consideration from SGL Holdings Ltd. based on the net income of

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SGI for the years ended September 30, 2006 and 2007. The Company will record additional income in the future to the extent that contingent consideration is paid to it under the Share Purchase Agreement.

As part of the agreement to sell its 42% investment interest in SGI, the Company received a $150,000 payment at closing while the remaining $300,000 will be paid in $100,000 increments (with accrued interest at an annual rate of 4%) on September 30, 2005, 2006 and 2007 as part of a Promissory Note entered into by the Company and SGL Holdings Ltd. The note receivable in the amount of $300,000 is reflected in the Company’s balance sheet as of August 31, 2005. The Company received the first $100,000 payment on time.

In accordance with the Company’s accounting policies, the carrying value of this investment is reviewed periodically or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and impairment may exist. In May 2005, the Company recorded an impairment charge of $83,218 related to its investment in SGI to properly write down this investment to its fair market value of $450,000. This impairment charge had no impact on operating cash flow or income from operations.

Note 15—Acquisitions

Paper Tyger

In December 2003, the Company acquired the assets of Paper Tyger, LLC (“Paper Tyger”), headquartered in Middlefield, Connecticut. The Paper Tyger business manufactures and markets laminated, durable papers produced with patented technology. Paper Tyger’s products, marketed under the names Paper Tygerâ, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries. Chase Corporation currently performs laminating services for Paper Tyger at its facility in Webster, Massachusetts. The total initial purchase price for this acquisition was $702,125 with additional contingent payments to be made by the Company annually for the following three years, if certain revenue and product margin targets are met with respect to the Paper Tyger products over each of the three years ending November 30, 2006. The additional contingent payments will be recorded as goodwill in accordance with SFAS 141. In the year ended August 31, 2005, the Company made the first of three contingent payments related to this acquisition. The amount of the payment was $106,886 and was calculated based on the results of Paper Tyger for the year ending November 30, 2004.

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

The allocation of the purchase price, including direct costs of the acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$262,629
Intangible assets—customer lists	360,000
Goodwill	870,151
Accounts payable	(672,281)
Acquisition costs	(11,488)
Total purchase price	$809,011

All assets, including goodwill, acquired as part of Paper Tyger are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are being amortized over a period of 10 years. Goodwill associated with this acquisition totaling $870,151 is being deducted for income tax purposes over 15 years.

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

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The total initial purchase price for this acquisition was $693,000 with additional contingent payments to be made by the Company annually for the next four years, if certain revenue targets are met with respect to the E-Poxy products over each of the four years ending March 31, 2009.

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

The allocation of the purchase price, including direct costs of the acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$282,311
Property and equipment	35,000
Intangible Assets	553,780
Goodwill	138,615
Accounts payable and accrued expense	(293,148)
Acquisition costs	(23,558)
Total purchase price	$693,000

All assets, including goodwill, acquired as part of E-Poxy are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are being amortized as follows: (a) trade secrets - over 15 years; (b) customer lists/relationships—over 10 years; and (c) trademarks/trade names—over 3 years. Goodwill associated with this acquisition totaling $138,615 will be deducted for income tax purposes over 15 years.

All acquisitions have been accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

Concoat Holdings Limited

On October 14, 2005, Chase Corporation acquired all of the capital stock of Concoat Holdings Limited and its subsidiaries of Camberley, Surrey, England for approximately US $9,300,000 (using foreign exchange rates at the time of the transaction), subject to adjustments and holdbacks including balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions total approximately US $1,300,000. The balance sheet retentions relate to a 90 day review of the aged balances of the trade receivables and inventories, tax retentions relate to possible tax liabilities that may be incurred after the closing date, property retentions concern repairs and/or possible structural issues related to a Concoat Holdings Limited facility and the warranty/indemnification retention is intended to cover estimated claims and/or liabilities related to Concoat Holdings Limited products. Claims related to the retentions must be made on or before 18 months from the acquisition date. Monies not used for retention claims must be paid in full to the sellers’ representatives not more than 10 calendar days following 18 months from the acquisition date. The transaction did not include the equipment portion of the Concoat business known as Concoat Systems which was spun off prior to Chase’s acquisition. The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets.

Chase Corporation acquired the capital stock from Mr. A. W. Naisbitt, Mrs. D. Naisbitt, Mr. G.K. Naisbitt, Mr. D. Greenman and Mrs. S.K. Greenman, the former directors and shareholders of Concoat Holdings Limited.

Chase Corporation funded this acquisition through a loan in the amount US $7,800,000 from Citizens Bank of Massachusetts and the balance from its normal operating line of credit. The loan from Citizens Bank of Massachusetts is an unsecured, five year term note with interest payments due monthly and principal payments due quarterly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.5% per annum. Interest payments are due on the first day of the month after the date of the loan advance (the “First Payment Date”) and thereafter on each monthly anniversary of the First Payment Date. In

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition to monthly interest payments, the Company must make quarterly payments of principal in the amount of $390,000 on each quarterly anniversary of the First Payment Date during the term of the note. Prepayment of the note is allowed at any time during the term of the loan.

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

Note 16—Sale of Subsidiary to Related Party

On December 10, 2003, the Company sold its Sunburst Electronics Manufacturing Solutions, Inc. subsidiary (“Sunburst”). Sunburst is located in West Bridgewater, MA and was sold to the Edward L. Chase Revocable Trust (the “Trust”) in exchange for shares of Chase common stock that were held by the Trust. The closing date of the transaction was December 10, 2003 with an effective date for accounting purposes of December 1, 2003. The Company received 230,406 shares of Chase common stock, valued at $3,000,000 based on its average closing price over the 20 trading days ending December 5, 2003 (the “Average Closing Price”). Concurrent with this transaction, Chase also purchased 250,000 shares of common stock held by the Trust at the Average Closing Price, having an aggregate purchase price of $3,255,125. The payment for these shares was funded by using the Company’s credit facility. These shares, totaling 480,406, were recorded as treasury stock by the Company. The Trust is the Company’s largest single shareholder and held approximately 995,000 shares of the Company’s common stock subsequent to this transaction. Andrew Chase, President of Sunburst, is the son of Edward L. Chase (deceased), the brother of Peter R. Chase (President and CEO of the Company) and a Trustee of the Trust.

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

Chase and Sunburst have also entered into an agreement whereby Chase will lease the building and land currently being occupied by Sunburst to Sunburst, for a term of thirty-six months at a base rent of $11,900 per month, which approximates fair value. At the end of the operating lease term, Sunburst maintains an option to purchase the building and land at its fair market value. Chase and Sunburst have also agreed, for a term of two years from the date of the sale, to a mutual confidentiality, non-disclosure and non-solicitation agreement concerning Chase and Sunburst customers, suppliers and employees.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Net Income Per Share

Net income per share is calculated as follows:

	Years Ended August 31,
	2005	2004	2003
Net income	$4,788,264	$4,627,416	$5,257,716
Weighted average common shares outstanding	3,782,267	3,787,023	4,047,317
Additional dilutive common stock equivalents	127,484	217,988	173,487
Diluted shares outstanding	3,909,751	4,005,011	4,220,804
Net income per share—Basic	$1.27	$1.22	$1.30
Net income per share—Diluted	$1.22	$1.16	$1.25

For the years ended August 31, 2005, 2004 and 2003, stock options to purchase 10,000, 0, and 5,000 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

Note 18—Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September. Since that time, the Ohio lawsuit has been inactive with respect to Chase. The Company had been a defendant in another personal injury lawsuit in Mississippi alleging injury from exposure to asbestos contained in Chase products. However, the Company was dismissed without prejudice from that lawsuit in June 2005.

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

Note 19—Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company’s quarters in the years ended August 31, 2005 and 2004.

	Fiscal Year 2005 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$22,144,479	$19,610,779	$23,203,143	$25,282,318	$90,240,719
Gross Profit on Sales	6,279,470	4,416,718	5,979,580	7,341,339	24,017,107
Net Income	1,437,340	313,081	1,026,838	2,011,005	4,788,264
Net income per share—basic	$0.39	$0.08	$0.27	$0.53	$1.27
Net income per share—diluted	$0.37	$0.08	$0.26	$0.52	$1.22

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year 2004 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$22,047,651	$19,564,514	$21,915,155	$22,360,315	$85,887,635
Gross Profit on Sales	6,092,928	5,534,181	6,148,915	6,363,084	24,139,108
Net Income	412,968	1,104,736	1,373,570	1,736,142	4,627,416
Net income per share—basic	$0.10	$0.30	$0.37	$0.46	$1.22
Net income per share—diluted	$0.10	$0.28	$0.35	$0.44	$1.16

Note 20—Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2005	$227,056	$164,596	$(45,943)	$345,709
August 31, 2004	$324,627	$396,697	$(494,268)	$227,056
August 31, 2003	$288,177	$894,141	$(857,691)	$324,627

In fiscal 2003, the Company established a reserve against a substantial accounts receivable balance due to a long standing customer’s financial difficulties. Subsequently, the Company wrote this receivable off with a corresponding decrease to the accounts receivable reserve balance.

The following table sets forth activity in the Company’s income tax valuation allowance

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2005	$870,685	—	$(235,405)	$635,280
August 31, 2004	$—	$870,685	—	$870,685

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting or financial disclosure during Fiscal Year 2005.

Item 9a—Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b—Other Information

Not applicable.

PART III

Item 10—Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2005. Information regarding current executive officers found in the section captioned “Executive Officers of the Registrant” in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

Item 11—Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2005.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2005.

Item 13—Certain Relationships and Related Transactions

The Information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2005.

Item 14—Principal Accountant Fees and Services

The Information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2005.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Number	Description
3.1

Articles of Organization (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, filed on November 24, 2004 (the “2004 Form 10-K”)).

3.2	By-Laws (incorporated by reference from Exhibit 3.2 to the Company’s 2004 Form 10-K).
10.1

Asset purchase agreement effective November 1, 2001 by and between the Company and TC Manufacturing Co., Inc., (incorporated by reference from Exhibit 2.1 to the Company’s current report on Form 8-K dated November 27, 2001).

10.2

Stock Purchase Agreement by and among The Edward L. Chase Revocable Trust and Chase Corporation dated December 10, 2003 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated December 10, 2003).

10.3	Voting Agreement between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 26, 2002 (incorporated by reference from Exhibit 10.30 to the Company’s 2004 form 10-K).
10.4

Voting Agreement Amendment between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 10, 2003 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K dated December 10, 2003).

10.5	Lease Agreement between Sunburst and the Company dated December 1, 2003 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K dated December 10, 2003).
10.6

Limited Guaranty by Chase Corporation (the “Guarantor”) in favor of Citizens Bank of Massachusetts (“Lender”) dated December 2, 2003 (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K dated December 10, 2003).

10.7

Cash Collateral Agreement by and between Chase Corporation (the “Pledgor”) and Citizens Bank of Massachusetts (“Lender”) dated December 2, 2003 (incorporated by reference from Exhibit 10.5 to the Company’s current report on Form 8-K dated December 10, 2003).

10.8

Release of Limited Guaranty and Cash Collateral Agreements by and between Chase Corporation and Citizens Bank of Massachusetts dated August 26, 2004 (incorporated by reference from Exhibit 10.35 to the Company’s 2004 Form 10-K).

10.9

Amended and Restated Stock Agreement dated August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company’s current report on Form 8-K filed on September 2, 2004).*

10.10	Chase Corporation Employee’s Supplemental Pension and Savings Plan dated January 1, 1994 (incorporated by reference from Exhibit 10.37 to the Company’s 2004 Form 10-K). *
10.11

Chase Corporation Deferred Payment Plans Trust Agreement for Supplemental Pension and Savings Plan dated January 1, 1994 (incorporated by reference from Exhibit 10.38 to the Company’s 2004 Form 10-K).*

10.12

Amendment Number 1, dated June 29, 2001 to Chase Corporation Employee’s Supplemental Pension and Savings Plan dated January 1, 1994 (incorporated by reference from Exhibit 10.39 to the Company’s 2004 Form 10-K).*

10.13	Chase Corporation Director’s Supplemental Savings Plan dated June 30, 1997 (incorporated by reference from Exhibit 10.40 to the Company’s 2004 Form 10-K). *
10.14	Executive Severance Agreement between the Company and Peter R. Chase dated October 24, 1994 (incorporated by reference from Exhibit 10.41 to the Company’s 2004 Form 10-K).*
10.15	Chase Corporation Non-Qualified Stock Option Grant to Peter R. Chase dated July 18, 1995 (incorporated by reference from Exhibit 10.42 to the Company’s 2004 Form 10-K).*
10.16	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company’s 2004 Form 10-K).*

10.17	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company’s 2004 Form 10-K).*
10.18	Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.46 to the Company’s 2004 Form 10-K).*
10.19	Form of award issued under Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.47 to the Company’s 2004 Form 10-K).*
10.20	Executive Management Incentive Compensation Plan (incorporated by reference from Exhibit 10.48 to the Company’s 2004 Form 10-K).*
10.21

First Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank dated October 31, 2001 including First through Sixth Amendments to Amended and Restated Loan Agreement Plan (incorporated by reference from Exhibit 10.49 to the Company’s 2004 Form 10-K).

10.22	Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001 (incorporated by reference from Exhibit 10.50 to the Company’s 2004 Form 10-K).
10.23

First Amendment, dated December 16, 2003, to Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001 (incorporated by reference from Exhibit 10.51 to the Company’s 2004 Form 10-K).

10.24	Term Note Payable between Chase Corporation and Citizens Bank of Massachusetts dated January 8, 2004 (incorporated by reference from Exhibit 10.56 to the Company’s 2004 Form 10-K).
10.25

Bill of Sale between Chase Facile (subsidiary of the Company) and First Union Commercial Corporation dated February 12, 2003 and Secured Creditor’s Bill of Sale between Chase Facile and Wachovia Bank, National Association dated February 12, 2003 (incorporated by reference from Exhibit 10.58 to the Company’s 2004 Form 10-K).

10.26	Chase Corporation 1995 Stock Option Plan (incorporated by reference from Exhibit 10.59 to the Company’s 2004 Form 10-K).*
10.27	Pension Plan for Employees of Chase Corporation, as amended July 1, 1995 (incorporated by reference from Exhibit 10.61 to the Company’s 2004 Form 10-K).*
10.28

Life Insurance Reimbursement Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s current report on form 8-K filed January 14, 2005).*

10.29

Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed January 14, 2005).*

10.30	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed January 14, 2005).*
10.31

Seventh Amendment, dated February 1, 2005, to the Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005).

10.32

Second Amendment, dated February 1, 2005, to the Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005).

10.33	Sales and Purchase Agreement dated October 14, 2005, among Chase and Sons Limited and the registered share owners of Concoat Holdings Limited.
10.34	Term Note Payable between Chase Corporation and Citizens Bank of Massachusetts dated October 12, 2005.
10.35	Eighth Amendment, dated October 12, 2005, to the Amended and Restated Loan Agreement between Chase Corporation and Bank of America, N.A., successor by merger to Fleet National Bank.
14	Chase Corporation Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s 2004 Form 10-K)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP
23.2	Independent Auditors’ Consent—Livingston & Haynes P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Identifies management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation
By:	/s/ Peter R. Chase
Peter R. Chase, President and
Chief Executive Officer
November 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter R. Chase	President, Chief Executive Officer and Director	November 21, 2005
Peter R. Chase	(Principal Executive Officer)
/s/ Everett Chadwick	Vice President—Finance, Treasurer and Chief	November 21, 2005
Everett Chadwick	Financial Officer (Principal Financial and Accounting Officer)
/s/ Mary Claire Chase	Director	November 21, 2005
Mary Claire Chase
/s/ Lewis P. Gack	Director	November 21, 2005
Lewis P. Gack
/s/ George M. Hughes	Director	November 21, 2005
George M. Hughes
/s/ Edward F. Hines, Jr.	Director	November 21, 2005
Edward F. Hines, Jr.
/s/ Ronald Levy	Director	November 21, 2005
Ronald Levy
	Director	November 21, 2005
Carl J. Yankowski