Form 10-Q
period 2005-11-30
CHASE CORP
filed 2006-01-17
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐ NO  ☒

The number of shares of Common Stock outstanding as of December 31, 2005 was 3,880,163.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2005

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2005	August 31, 2005
ASSETS
Current Assets:
Cash	$1,785,434	$847,001
Accounts receivable, less allowance for doubtful accounts of $478,774 and $345,709	14,934,586	12,816,464
Inventories	15,302,437	13,889,339
Prepaid expenses and other current assets	2,823,286	1,389,981
Deferred income taxes	349,241	349,241
Total current assets	35,194,984	29,292,026

Property, plant and equipment, net	18,900,258	18,589,482

Other Assets
Goodwill	16,307,821	8,178,373
Intangible assets, less accumulated amortization of $1,514,082 and $1,414,680	1,252,557	1,351,959
Cash surrender value of life insurance	3,574,552	4,907,590
Investment in joint venture	79,797	79,797
Restricted investments	1,308,890	1,325,457
Other assets	234,392	202,669
	$76,853,251	$63,927,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,193,648	$5,492,470
Accrued payroll and other compensation	1,238,972	1,673,000
Accrued expenses	4,626,343	1,802,765
Accrued pension expense - current	546,000	354,531
Current portion of long-term debt	3,602,334	2,030,068
Total current liabilities	16,207,297	11,352,834

Long-term debt, less current portion	16,568,081	9,568,750
Deferred compensation	2,375,788	1,325,457
Accrued pension expense	2,362,948	2,343,397
Deferred income taxes	—	496,980

Commitments and Contingencies (Note 8)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 10,000,000 shares; 3,880,163 in 2005 and 3,818,665 in 2004 issued and outstanding	388,016	381,866
Additional paid-in capital	1,065,391	180,435
Accumulated other comprehensive loss	(540,595)	(489,043)
Retained earnings	38,426,325	38,766,677
Total stockholders’ equity	39,339,137	38,839,935
Total liabilities and stockholders’ equity	$76,853,251	$63,927,353

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,
	2005	2004

Revenue
Sales	$24,630,254	$22,144,479
Royalty and commissions	220,970	254,185
	24,851,224	22,398,664
Costs and Expenses
Cost of products and services sold	17,520,702	15,865,009
Selling, general and administrative expenses	4,340,529	4,189,346
Deferred compensation expense, net	814,034	—
Stock based compensation expense	1,427,555	—

	748,404	2,344,309
Interest expense	(205,456)	(95,262)
Other income, net	41,359	38,605

Income before income taxes and minority interest	584,307	2,287,652

Income taxes	(433,591)	857,800

Income before minority interest	1,017,898	1,429,852

Income from unconsolidated joint venture	—	7,488

Net income	$1,017,898	$1,437,340

Net income per common and common equivalent share
Basic	$0.26	$0.39
Diluted	$0.26	$0.37

Weighted average shares outstanding
Basic	3,848,047	3,721,233
Diluted	3,937,259	3,909,022

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders	Comprehensive
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2005	3,818,665	$381,866	$180,435	$(489,043)	$38,766,677	$38,839,935
Management stock grant	98,520	9,852	1,417,703			1,427,555
Payments of statutory minimum taxes on management stock grant	(37,022)	(3,702)	(532,747)			(536,449)
Cash dividend declared, $0.35 per share					(1,358,250)	(1,358,250)
Foreign currency translation adjustment				(51,552)	—	(51,552)	(51,552)
Net income					1,017,898	1,017,898	1,017,898
Comprehensive income							$966,346
Balance at November 30, 2005	3,880,163	$388,016	$1,065,391	$(540,595)	$38,426,325	$39,339,137

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended November 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,017,898	$1,437,340
Adjustments to reconcile net income to net cash provided by operating activities
Income from unconsolidated joint venture	—	(7,488)
Gain on settlement of life insurance policies	(402,864)	—
Depreciation	508,171	591,748
Amortization	99,402	38,895
Provision for losses on trade receivables	97,931	7,752
Stock issued for compensation	1,427,555	—
Tax benefit from exercise of stock options	—	374,709
Deferred taxes	(496,980)	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,518,200)	(838,114)
Inventories	(1,214,538)	(713,527)
Prepaid expenses & other assets	512,915	(471,902)
Accounts payable	(207,775)	173,892
Accrued expenses	(109,604)	(272,817)
Income taxes payable	(42,064)	—
Deferred compensation	1,050,331	125,095
Net cash provided by operating activities	722,178	445,583

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(564,161)	(392,302)
Payments for acquisitions, net of cash acquired	(7,134,945)	(36,298)
Withdrawals from/investment in restricted investments	16,567	(71,554)
Increase in net cash surrender value of life insurance, net	(49,669)	(434,570)
Net cash used in investing activities	(7,732,208)	(934,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	13,868,140	9,285,648
Payments of principal on debt	(5,331,676)	(7,288,783)
Payments of statutory minimum taxes on stock grant	(536,449)	—
Dividends paid	—	(1,313,675)
Proceeds from exercise of common stock options	—	178,063
Repurchase of common stock	—	(1,562,880)
Net cash provided by (used in) financing activities	8,000,015	(701,627)

INCREASE (DECREASE) IN CASH	989,985	(1,190,768)

Effect of foreign exchange rates on cash	(51,552)	—

CASH, BEGINNING OF PERIOD	847,001	1,405,812

CASH, END OF PERIOD	$1,785,434	$215,044

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (“Chase” or the “Company”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2005 in conjunction with the Company’s 2005 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2005, the results of operations and cash flows for the interim periods ended November 30, 2005 and 2004, and changes in stockholders’ equity for the interim period ended November 30, 2005.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Investments in unconsolidated companies which are at least 20% owned are carried under the equity method since acquisition or investment.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the functional currency for financial reporting.  Foreign currency translation gain/ (loss) is determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items.

The results of operations for the interim period ended November 30, 2005 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2005, which are contained in the Company’s 2005 Annual Report on Form 10-K.

Note 2 – Inventories

Inventories consist of the following as of November 30, 2005 and August 31, 2005:

	November 30, 2005	August 31, 2005
Raw materials	$7,710,193	$7,193,428
Finished and in process	7,592,244	6,695,911
Total Inventories	$15,302,437	$13,889,339

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended November 30,
	2005	2004
Net income	$1,017,898	$1,437,340

Weighted average common shares outstanding	3,848,047	3,721,233
Additional dilutive common stock equivalents	89,212	187,789
Diluted shares outstanding	3,937,259	3,909,022

Net income per share - Basic	$0.26	$0.39
Net income per share - Diluted	$0.26	$0.37

Note 4 – Stock Based Compensation

The Company grants stock options to its employees and directors.  Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant.  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is effective for the Company as of September 1, 2005.  The Company has elected the modified prospective approach, as allowed under SFAS 123(R).  The adoption of this statement had no impact on the Company’s balance sheet or results of operations since all outstanding stock options were fully vested prior to the date the Company adopted SFAS 123(R).  Beginning September 1, 2005 the Company will account for all share based grants (including stock option issuances) under the provisions of SFAS 123(R).

At a meeting of the Directors of Chase Corporation held on October 17, 2005, the Board authorized a grant of 98,250 shares of common stock to key employees for the achievement of long term results in fiscal years 2002 through 2005.  The Compensation and Management Development Committee recommended the award after taking advice from an independent compensation consultant.  The grant of common stock was made from the 2001 Senior Management Stock plan. The fair value of the award (based on the market price of the Company’s stock on the date of grant) was $1,427,555 and has been recorded as an expense in the quarter ending November 30, 2005.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for periods prior to the Company’s adoption of SFAS 123(R):

Three Months Ended
November 30, 2004
Net income, as reported	$1,437,340
Add: Stock based compensation recorded, net of tax	—
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(261,249)

Net income, pro forma	$1,176,091

Net income per share - as reported
Basic	$0.39
Diluted	$0.37

Net income per share - pro forma
Basic	$0.32
Diluted	$0.30

There were no option grants during the first three months of fiscal year 2006.  The fair value of each option granted in fiscal year 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2005.

2005
Expected dividend yield	3.0%
Expected life	5 years
Expected volatility	125.0%
Risk-free interest rate	4.0%

Note 5 – Segment Information

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended November 30,
	2005		2004
Revenues from external customers
Specialized Manufacturing	$22,042,455		$19,240,383
Electronic Manufacturing Services	2,808,769		3,158,281
Total	$24,851,224		$22,398,664

Income before income taxes and minority interest
Specialized Manufacturing	$3,770,433		$3,022,617
Electronic Manufacturing Services	216,544		476,321
Total for reportable segments	3,986,977		3,498,938

Corporate and Common Costs	(3,402,670	)*	(1,211,286)
Total	$584,307		$2,287,652

* Includes deferred compensation expense, net, of $814,034 and stock based compensation expense of $1,427,555 for the three months ended November 30, 2005.

	November 30, 2005	August 31, 2005
Total assets
Specialized Manufacturing	$52,555,166	$40,003,408
Electronic Manufacturing Services	11,621,445	11,187,005
Total for reportable segments	64,176,611	51,190,413
Corporate and Common Assets	12,676,640	12,736,940
Total	$76,853,251	$63,927,353

Note 6 – Goodwill and Other Intangibles

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit.  These reporting units are also reportable segments (see Note 5).   Management is still finalizing the purchase price allocation for the Company’s acquisition of Concoat Holdings Limited (see Note 7).  Accordingly, the amount allocated to goodwill below as well as other identifiable intangible assets will be finalized in the near future.

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2005	$2,179,485	$5,998,888	$8,178,373
Acquisition of Concoat Ltd.	8,129,448	—	8,129,448
Balance at November 30, 2005	$10,308,933	$5,998,888	$16,307,821

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at November 30, 2005 and August 31, 2005:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
November 30, 2005
Patents and agreements	14.4 years	1,841,244	1,403,360	437,884
Formulas	15.0 years	281,280	12,501	268,779
Trade names	3.0 years	80,000	17,778	62,222
Customer lists and relationships	10.0 years	552,500	80,443	472,057

August 31, 2005
Patents and agreements	14.4 years	1,841,244	1,324,735	516,509
Formulas	15.0 years	281,280	7,813	273,467
Trade names	3.0 years	80,000	11,111	68,889
Customer lists and relationships	10.0 years	552,500	71,021	481,479

In addition to the intangible assets summarized above, the Company also has a corporate trademark with a carrying value of $11,615 and an indefinite life.

Amortization expense related to intangible assets for the three months ended November 30, 2005 and 2004 was $99,402 and $38,895, respectively.  Estimated amortization expense for the remainder of fiscal year 2006 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2006 (remaining nine months)	$510,808
2007	614,600
2008	603,400
2009	563,800
2010	494,000
2011	494,000
$3,280,608

Note 7 – Acquisitions

Concoat Holdings Limited

In October 2005, the Company acquired all of the capital stock of Concoat Holdings Limited (“Concoat”), based in Camberley, Surrey, England for approximately $8,327,000 (using foreign exchange rates at the times of the transaction, net of cash acquired) subject to adjustments and holdbacks including balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions total approximately US $1,352,000, and have been recorded in accrued expenses as of November 30, 2005.

The Concoat business had been an agent, distributor and manufacturing licensee of the Company’s Humiseal® product line for nearly 25 years.  Concoat will be incorporated into the Company’s Specialized Manufacturing segment as a manufacturer of the Humiseal product line as well as providing valuable research and development expertise to further enhance the Company’s conformal coatings business and serve as a foundation for the Company in Europe.

The effective date for this acquisition was October 14, 2005 and the results of Concoat’s operations have been included in the Company’s financial statements since then.  The purchase price was primarily funded through a loan from Citizens Bank of Massachusetts with the balance funded through operating cash and borrowings under the Company’s credit facility (See Note 9).

Management is still finalizing the purchase price allocation as it relates to the value of the intangible assets acquired.  All assets, including goodwill, acquired as part of Concoat are included in the Chase Specialty Coatings division which is part of the Company’s Specialized Manufacturing segment.

Note 8 – Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in Chase products.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase responded in September.  Since that time, the Ohio lawsuit has been inactive with respect to Chase.  The Company had been a defendant in another personal injury lawsuit in Mississippi alleging injury from exposure to asbestos contained in Chase products.  However, the Company was dismissed without prejudice from that lawsuit in June 2005.

Note 9 – Long Term Debt

The Company borrowed $7,800,000 from Citizens Bank of Massachusetts in October 2005 in order to fund the acquisition of Concoat.  This borrowing involved an unsecured, five year term note with interest payments due monthly and principal payments due quarterly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.5% per annum.  Interest payments are due on the first day of each month.  In addition to monthly interest payments, Chase Corporation must make quarterly payments of principal in the amount of $390,000 on each quarterly anniversary of the first interest payment date during the term of the note.

Note 10 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2005 and 2004 are as follows:

	30-Nov-05	30-Nov-04
Service cost	$118,263	$85,294
Interest cost	121,661	125,344
Expected return on plan assets	(85,475)	(102,587)
Amortization of prior service cost	21,996	21,996
Amortization of unrecognized loss	35,861	16,207

Net periodic benefit cost	$212,306	$146,254

As of November 30, 2005, the Company has contributed $0 in the current fiscal year to fund its obligations under the pension plan. The Company plans to contribute $546,000 to fund pension plan obligations in the fiscal year ended August 31, 2006.

Note 11 – Foreign Currency

On May 19, 2005 the Company entered into a forward currency hedge denominated in British pounds sterling in anticipation of its pending acquisition of Concoat.  The forward contract, entered into with the Company’s primary bank, called for the Company to purchase £1,875,000 in US dollars at an exchange rate equal to 1.855 and to purchase an additional £1,875,000 in US dollars at an exchange rate equal to the lesser of 1.855 or the spot rate on the initial settlement date, which was 1.765.  The forward contract was to initially settle on June 30, 2005 (the “initial settlement date”) but was extended several times through October 12, 2005 at which time the contract was settled in conjunction with the Company’s acquisition of Concoat on October 14, 2005. The Company did not elect hedge accounting for this transaction under SFAS 133.  Upon the final settlement date, the impact of this foreign currency contract was included in the total purchase price of the Company’s acquisition of Concoat.  This transaction had no impact on the Company’s statement of operations.

Note 12 - Deferred Compensation

During the first quarter of fiscal 2006, the Company recorded a gain of $403,000 realized on the surrender of two split dollar life insurance policies per the terms of a November 2005 agreement between the Company and a former officer’s widow.  In surrendering the policies the Company will receive approximately $1.8 million in cash in the second quarter of this fiscal year and has agreed to pay an annuity payment in the amount of $37,500 per quarter beginning October 31, 2005.  The present value of the expected quarterly payments resulted in a deferred compensation charge of $1,217,000 which was recorded as an expense by the Company in the current fiscal quarter.,  Accordingly, the net expense of the surrender of the two life insurance polices was $814,000.

Note 13 – Income Taxes

In the quarter ending November 30, 2005, the Company concluded that is was more likely than not that the deferred tax asset in the form of a capital loss carryforward of $1.7 million would be realized prior to its expiration in 2008 as a result of the anticipated sale of real property currently owned by the Company.  Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in the current fiscal quarter resulting in a tax benefit of $669,000.  The gain on the sale of this property will be recorded for both financial reporting and tax purposes in the period in which title is transferred from the Company to the buyer of the property.  The anticipated effective tax rate in fiscal year 2006 is 40% with a net effective rate after reversal of the valuation allowance of approximately 31% compared to 37% in fiscal year 2005.

Note 15 – Supplemental Cash Flow Data

Supplemental cash flow information for the three months ended November 30, 2005 is as follows:

Cash dividend declared but not paid	$1,358,250
Accrued contingent payments related to acquisition of Concoat	1,351,923
Receivable related to the surrender of split dollar life insurance policies	1,785,571
Settlement of split dollar life insurance policies	(1,382,707)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2005.

Recent Developments

On October 14, 2005, Chase Corporation acquired all of the capital stock of Concoat Holdings Limited and its subsidiaries of Camberley, Surrey, England for approximately US $8,327,000 (using foreign exchange rates at the time of the transaction, net of cash acquired), subject to adjustments and holdbacks including balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions total approximately US $1,300,000. The balance sheet retentions relate to a 90 day review of the aged balances of the trade receivables and inventories, tax retentions relate to possible tax liabilities that may be incurred after the closing date, property retentions concern repairs and/or possible structural issues related to a Concoat Holdings Limited facility and the warranty/indemnification retention is intended to cover estimated claims and/or liabilities related to Concoat Holdings Limited products.  Claims related to the retentions must be made on or before 18 months from the acquisition date.  Monies not used for retention claims must be paid in full to the sellers’ representatives not more than 10 calendar days following 18 months from the acquisition date. The transaction did not include the equipment portion of the Concoat business known as Concoat Systems which was spun off prior to Chase’s acquisition.  The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets.

Chase Corporation acquired the capital stock from the former directors and shareholders of Concoat Holdings Limited.

Concoat had been an agent, distributor and manufacturing licensee of Chase Corporation’s HumiSeal product line for nearly 25 years.  The Company believes that this acquisition will strengthen the HumiSeal/Concoat conformal coatings business and serve as a foundation for Chase Corporation in Europe.

Overview

Overall performance in the first three months of fiscal year 2006 was positive. Revenue for the Specialized Manufacturing segment achieved solid increases over the same period last year, providing a solid and positive start for fiscal 2006. Profitability continues to be impacted by raw material cost increases.  Where possible, price increases have been introduced to customers and will partially alleviate the increased costs going forward.  During the remainder of the fiscal year, management expects additional pressure on profit margins as cost increases outpace the Company’s ability to raise prices putting more pressure on productivity improvements.

The Chase Electronic Manufacturing Services segment is facing softness in some key market segments which took hold late in calendar year 2005.  With the move to the new Winchester plant adding growth capacity, Chase EMS is well positioned to fulfill existing contracts and pursue new business.  Additionally, four new customers brought on board in the first quarter should begin to generate revenue for this division in the second quarter of fiscal 2006.

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

The Company continues to identify and pursue efficiency enhancements to its manufacturing operations as a means of better positioning its businesses and maximizing resources.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest		% of Revenue
Three Months Ended November 30, 2005
Specialized Manufacturing	$22,042	$3,770		17%
Electronic Manufacturing Services	2,809	217		8
	$24,851	3,987		16
Less corporate and common costs		(3,403	)*
Income before income taxes and minority interest		$584

Three Months Ended November 30, 2004
Specialized Manufacturing	$19,241	$3,023		16%
Electronic Manufacturing Services	3,158	476		15
	$22,399	3,499		16
Less corporate and common costs		(1,211)
Income before income taxes and minority interest		$2,288

* Includes deferred compensation expense, net, of $814,000 and stock based compensation expense of $1,428,000 for the three months ended November 30, 2005.

Total Revenues

Total revenues increased $2,452,000 or 11% to $24,851,000 for the quarter ended November 30, 2005 compared to revenues of $22,399,000 in the prior year quarter.   The increase in revenues for the quarter from the Company’s Specialized Manufacturing segment is primarily due to the following: (a) the acquisition of the E-Poxy and Concoat businesses; (b) increased sales of the Coating & Laminating division’s wire and cable product lines; (c) continued increased demand for Chase BLH2OCK®; and (d) increased demand for HumiSeal products.

The increases in Specialized Manufacturing were offset by a decrease in revenues from the Company’s Electronic Manufacturing Services segment during the quarter.  Revenues decreased $349,000 to $2,809,000 in the current quarter compared to $3,158,000 in the same period last year. This decrease was due to softness in some key market segments which took hold in calendar year 2005, and decreased demand from existing customers. With the move to the new Winchester plant adding growth capacity, Chase EMS is well positioned to fulfill existing contracts and pursue new business.  Additionally, four new customers brought on board in the first quarter should begin to generate revenue for this division in the second quarter of fiscal 2006.

Royalty arrangements, in the Specialized Manufacturing segment, decreased $33,000 or 13% from the prior year period.  This decrease is primarily attributable to the Company’s acquisition of Concoat, which was previously a source of royalty income prior to its acquisition by the Company.

Cost of Products and Services Sold

Cost of products and services sold increased $1,656,000 or 10% to $17,521,000 in the quarter ended November 30, 2005 compared to $15,865,000 in the same period in fiscal 2005.  Cost of products and services sold in the Company’s Specialized Manufacturing segment were $15,191,000 for the first three months of fiscal 2006 compared to $13,330,000 for the same period last year.  Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $2,330,000 compared to $2,535,000 for the same period last year.

The majority of the dollar value increase in the Specialized Manufacturing segment was a result of increased revenues during the first three months of fiscal 2006.  As a percentage of revenues, cost of products and services sold in the Company’s Specialized Manufacturing segment remained stable at 69% in the quarter ended November 30, 2005, which was consistent with the first quarter of fiscal year 2005.   Management’s continued focus on improving manufacturing efficiencies as well as continued emphasis on strategic purchases helped offset raw material cost increases on some of the Company’s key product lines.

The decrease in cost of products and services sold in the Company’s Electronic Manufacturing segment was a direct result of lower revenues for the first three months of fiscal 2006.  As a percentage of revenues, cost of products and services sold in the Company’s Electronic Manufacturing segment increased to 83% for the first three months of 2006 compared to 80% for the same period last year.  This increase is due to continued competitive pricing pressures and overall decreased demand in this segment. Additionally, certain fixed manufacturing costs have increased as a result of moving into the new plant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $202,000 or 5% to $4,391,000 in the quarter ended November 30, 2005 compared to $4,189,000 in the same period in fiscal 2005.  As a percent of revenues, selling, general and administrative expenses were 18% in the first quarter of fiscal 2006 compared to 19% for the same period in fiscal 2005.  The dollar increase in fiscal 2006 relates primarily to salary and benefits, including health care costs; information technology and telecommunication costs; and higher public company expenses, including accounting and legal fees.  The slight percentage decrease during the first three months of fiscal 2006 compared to the same period in fiscal 2005 can be attributed to the Company’s ongoing efforts to leverage its fixed costs wherever possible.

Stock Based Compensation

The Company recorded non-cash stock based compensation expense in the amount of $1,428,000 in the quarter ended November 30, 2005.  This charge related to the issuance of 98,520 shares of Company stock to certain key members of management in recognition of services performed during fiscal years 2002 through 2005, which was previously reported on Form 8-K.

Deferred Compensation Expense

During the first quarter of fiscal 2006, the Company recorded a gain of $403,000 realized on the surrender of two split dollar life insurance policies in accordance with the terms of a November 2005 agreement between the Company and a former officer’s widow. In surrendering the policies, the Company will receive approximately $1.8 million in cash in the second quarter of this fiscal year and has agreed to pay the former officer’s widow an annuity payment in the amount of $37,500 per quarter beginning October 31, 2005.  The present value of the expected quarterly payments resulted in a deferred compensation charge of $1,217,000, which was recorded as an expense by the Company in the current fiscal quarter.

Accordingly, the net expense of the surrender of the two life insurance polices was $814,000.  The $1.8 million in additional cash will provide the Company with increased flexibility in building its core businesses and looking for strategic acquisitions.  Furthermore, by surrendering these two split dollar life insurance policies, the Company can cease making premium payments on these policies which are not currently tax deductible and will now receive a tax deduction on the quarterly payments as they are made.

Interest Expense

Interest expense increased $110,000 or 115% to $205,000 in the quarter ended November 30, 2005 compared to $95,000 in the same period in fiscal 2005.   The increase in interest expense is a direct result of (a) increased debt due to the October 2005 acquisition of Concoat and the April 2005 acquisition of E-Poxy and (b) rising interest rates over the past eighteen months.  The increase in interest expense was offset by the Company’s ability to reduce overall debt balances through principal payments from operating cash flow.    The Company expects to continue to pay down its debt through operating cash flow in fiscal 2006 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $2,000 to $41,000 in the quarter ended November 30, 2005 compared to $39,000 in the same fiscal period in 2005.  Other income consists predominantly of monthly rental income of $11,900 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a 36 month rental agreement entered into in conjunction with the Company’s sale of Sunburst.

Income Taxes

In the quarter ending November 30, 2005, the Company concluded that is was more likely than not that the deferred tax asset in the form of a capital loss carryforward of $1.7 million would be realized prior to its expiration in 2008 as a result of the anticipated sale of real property currently owned by the Company.  Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in the current fiscal quarter resulting in a tax benefit of $669,000.  The gain on the sale of this property will be recorded for both financial reporting and tax purposes in the period in which title is transferred from the Company to the buyer of the property.  The anticipated effective tax rate in fiscal year 2006 is 40%

with a net effective rate after reversal of the valuation allowance of approximately 31% compared to 37% in fiscal year 2005.

Income Before Minority Interest

Income before minority interest decreased $1,703,000 or 75% to $584,000 in the quarter ended November 30, 2005 compared to $2,287,000 in the same period in fiscal 2005. The decrease in the current quarter is primarily attributable to two charges recorded during the first three months of fiscal year 2006; (a) deferred compensation charge, net of $814,000 related to the surrender of two split dollar life insurance policies; and (b) non-cash stock based compensation expense in the amount of $1,428,000 as discussed previously.  These charges were offset by increased profitability from the Company’s core product lines in the Specialized Manufacturing Segment due to increased sales in both the Chase Coating and Laminating and Specialty Coatings divisions

Net Income

Net income decreased $419,000 or 29% to $1,018,000 in the quarter ended November 30, 2005 compared to $1,437,000 in the same period in fiscal 2005. The decrease in the current quarter is a direct result of certain charges and credits recorded during the quarter as discussed above offset by the tax benefit related to the reversal of the valuation allowance on the Company’s capital loss carryforward.  The after tax effect of these items reduced the Company’s net income by $666,000 for the first three months of fiscal 2006.

Liquidity and Sources of Capital

The Company’s cash balance increased $938,000 to $1,785,000 at November 30, 2005 from $847,000 at August 31, 2005.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The higher cash balance at November 30, 2005 was primarily the result of the timing of cash collections that had not yet been used by the Company to pay down its revolving line of credit prior to the quarter end in addition to the cash acquired as part of the Concoat acquisition.

Cash flow provided by operations was $722,000 in the first quarter of fiscal year 2006 compared to $446,000 in the prior year’s first quarter.  Cash provided by operations during the first three months of fiscal year 2006 was primarily due to operating income offset by increased inventory and accounts receivable balances which were higher due to an increase in sales volume.

The ratio of current assets to current liabilities was 2.2 as of November 30, 2005 compared to 2.6 as of August 31, 2005.  The decrease in the Company’s current ratio is primarily attributable to increases in accounts payable, accrued expenses and current portion of long term debt which exceeded increases to cash, inventory and accounts receivable.

Cash flow used in investing activities of $7,732,000 was primarily due to: (a) purchases of property, plant and equipment and (b) the acquisition of the Concoat business.

Cash flow provided by financing activities of $8,000,000 was primarily due to the new term loan from Citizens Bank of Massachusetts used to fund the Company’s acquisition of Concoat.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent.  The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $8 million and 5.78%, respectively, at November 30, 2005.  The Company had $2 million in available credit at November 30, 2005 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2006. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2007) although the Company expects that it will continue to be renewed.

As of December 31, 2005, the Company had $1 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of November 30, 2005.

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

The loan is subject to certain debt covenants similar to the Company’s credit facility as discussed above.  Prepayment of the note is allowed at any time during the term of the loan.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the Company’s financial and cash flow projections of its potential acquisitions.

On October 17, 2005, the Company announced a cash dividend of $0.35 per share (totaling $1,358,000) to shareholders of record on October 31, 2005 and payable on December 5, 2005.

The Company does not have any significant off balance sheet arrangements.

The Company has no significant capital commitments in fiscal 2006 but plans to add additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its manufacturing plants.  Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2006 that are complementary to its business.  The Company believes that its existing resources, including its credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is effective for the Company as of September 1, 2005.  The Company has elected the modified prospective approach, as allowed under SFAS 123(R).  The adoption of this statement had no impact on the Company’s balance sheet or results of operations since all outstanding stock options were fully vested prior to the date the Company adopted SFAS 123(R).  Beginning September 1, 2005 the Company will account for all share based grants (including stock option issuances) under the provisions of SFAS 123(R).

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 concerning certain factors that could cause the Company’s actual results to differ materially from the results anticipated in such forward-looking statements. Said discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

The Company limits the amount of credit exposure to any one issuer.  At November 30, 2005, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts.  If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The Company has very limited currency exposure since all invoices are denominated in U.S. dollars except for invoices from the Company’s UK operations (Concoat) to European customers.  Historically, the Company has maintained minimal cash balances outside the U.S.  As of November 30, 2005, the Company had cash balances in the United Kingdom for its Concoat division denominated primarily in pound sterling and equal to US $1,623,000.

On May 19, 2005 the Company entered into a forward currency hedge denominated in British pounds sterling in anticipation of its pending acquisition of Concoat Holdings Limited, based in the United Kingdom.  The forward contract, entered into with the Company’s primary bank, called for the Company to purchase £1,875,000 in US dollars at an exchange rate equal to 1.855 and to purchase an additional £1,875,000 in US dollars at an exchange rate equal to the lesser of 1.855 or the spot rate on the initial settlement date, which was 1.765.  The forward contract was to initially settle on June 30, 2005 (the “initial settlement date”) but was extended several times through October 12, 2005 at which time the contract was settled in conjunction with the Company’s acquisition of Concoat on October 14, 2005. The Company did not elect hedge accounting for this transaction under SFAS 133.   Upon the final settlement date, the impact of this foreign currency contract was included in the total purchase price of the Company’s acquisition of Concoat.  This transaction had no impact on the Company’s statement of operations.

The Company incurred a foreign currency translation loss in the three months ended November 30, 2005 in the amount of $52,000 related to its Concoat division which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity.  The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

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

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in Chase products.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase responded in September.  Since that time, the Ohio lawsuit has been inactive with respect to Chase.  The Company had been a defendant in another personal injury lawsuit in Mississippi alleging injury from exposure to asbestos contained in Chase products.  However, the Company was dismissed without prejudice from that lawsuit in June 2005.

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

Chase Corporation

Dated: January 13, 2006	By:	/s/ Peter R. Chase
Peter R. Chase, President and
Chief Executive Officer

Dated: January 13, 2006	By:	/s/ Everett Chadwick
Everett Chadwick
Vice President, Finance, Treasurer
and Chief Financial Officer