Form 10-Q
period 2006-02-28
CHASE CORP
filed 2006-04-13
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

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

The number of shares of Common Stock outstanding as of March 31, 2006 was 3,896,135.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2006

Part I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2006	August 31, 2005
ASSETS
Current Assets:
Cash	$1,078,492	$847,001
Accounts receivable, less allowance for doubtful accounts of $527,394 and $345,709	13,943,253	12,816,464
Inventories	16,165,045	13,889,339
Prepaid expenses and other current assets	817,136	1,389,981
Deferred income taxes	349,241	349,241
Total current assets	32,353,167	29,292,026

Property, plant and equipment, net	18,921,872	18,589,482

Other Assets
Goodwill	16,307,821	8,178,373
Intangible assets, less accumulated amortization of $1,672,263 and $1,414,680	1,103,236	1,351,959
Cash surrender value of life insurance	3,637,415	4,907,590
Investment in joint venture	78,732	79,797
Restricted investments	1,396,228	1,325,457
Other assets	233,205	202,669
	$74,031,676	$63,927,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,412,055	$5,492,470
Accrued payroll and other compensation	1,368,039	1,673,000
Accrued expenses	2,782,854	1,802,765
Accrued pension expense - current	982,000	354,531
Current portion of long-term debt	3,573,910	2,030,068
Total current liabilities	15,118,858	11,352,834

Long-term debt, less current portion	14,419,965	9,568,750
Deferred compensation	2,388,126	1,325,457
Accrued pension expense	1,592,469	2,343,397
Deferred income taxes	—	496,980

Commitments and Contingencies (Note 8)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 10,000,000 shares; 3,896,135 in 2006 and 3,818,665 in 2005 issued and outstanding	389,613	381,866
Additional paid-in capital	1,299,279	180,435
Accumulated other comprehensive loss	(556,640)	(489,043)
Retained earnings	39,380,006	38,766,677
Total stockholders’ equity	40,512,258	38,839,935
Total liabilities and stockholders’ equity	$74,031,676	$63,927,353

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005

Revenue
Sales	$24,133,339	$19,610,779	$48,763,593	$41,755,258
Royalty and commissions	205,298	244,649	426,268	498,834
	24,338,637	19,855,428	49,189,861	42,254,092
Costs and Expenses
Cost of products and services sold	17,942,469	15,194,061	35,463,171	31,059,070
Selling, general and administrative expenses	4,466,200	4,110,801	8,806,729	8,300,147
Deferred compensation expense, net	—	—	814,034	—
Stock based compensation expense	92,518	—	1,520,073	—

	1,837,450	550,566	2,585,854	2,894,875

Interest expense	(284,816)	(111,865)	(490,272)	(207,127)
Other income, net	48,102	38,281	89,461	76,886

Income before income taxes and minority interest	1,600,736	476,982	2,185,043	2,764,634

Income taxes	647,055	178,900	213,464	1,036,700

Income before minority interest	953,681	298,082	1,971,579	1,727,934

Income from unconsolidated joint venture	—	14,999	—	22,487

Net income	$953,681	$313,081	$1,971,579	$1,750,421

Net income per common and common equivalent share
Basic	$0.25	$0.08	$0.51	$0.47
Diluted	$0.24	$0.08	$0.50	$0.45

Weighted average shares outstanding
Basic	3,886,110	3,781,695	3,866,865	3,751,124
Diluted	3,977,958	3,925,195	3,957,375	3,918,892

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders	Comprehensive
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2005	3,818,665	$381,866	$180,435	$(489,043)	$38,766,677	$38,839,935
Management stock grant	98,520	9,852	1,417,703			1,427,555
Exercise of stock options	23,339	2,334	242,726			245,060
Common stock received for payment of stock option exercise	(11,697)	(1,170)	(171,356)			(172,526)
Common stock received to pay statutory minimum withholding taxes on common stock	(38,819)	(3,882)	(559,068)			(562,950)
Board of Directors stock grant	6,127	613	91,905			92,518
Tax benefit from exercise of stock options			96,934			96,934
Cash dividend paid, $0.35 per share					(1,358,250)	(1,358,250)
Foreign currency translation adjustment				(60,490)		(60,490)	(60,490)
Net realized gain on marketable securities, net of tax				(7,107)		(7,107)	(7,107)
Net income					1,971,579	1,971,579	1,971,579
Comprehensive income							$1,903,982
Balance at February 28, 2006	3,896,135	$389,613	$1,299,279	$(556,640)	$39,380,006	$40,512,258

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended February 28,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,971,579	$1,750,421
Adjustments to reconcile net income to net cash provided by operating activities
Income/(loss) from unconsolidated joint venture	—	(22,487)
(Gain)loss on sale of equipment	(600)	—
Gain on settlement of life insurance policies	(404,833)	—
Depreciation	1,030,539	1,155,789
Amortization	257,583	76,520
Provision for losses on trade receivables	146,551	27,053
Stock issued for compensation	1,520,073	—
Deferred taxes	(496,980)	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(575,487)	507,787
Inventories	(2,077,146)	(163,829)
Prepaid expenses & other assets	562,880	(805,364)
Accounts payable	10,632	611,693
Accrued expenses	(800,254)	(349,651)
Income taxes payable	(42,064)	—
Deferred compensation	1,062,669	127,853
Net cash provided by operating activities	2,165,142	2,915,785

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,108,143)	(1,559,305)
Payments for acquisitions, net of cash acquired	(7,930,905)	—
Contingent purchase price for acquisition	—	(76,277)
Proceeds from sale of equipment	600	—
Withdrawals from/investment in restricted investments	(70,771)	(41,004)
Distributions from investment in minority interests	1,065	68,860
Proceeds from settlement of CSV life insurance policies	1,787,540	—
Increase in net cash surrender value of life insurance, net	(112,532)	(479,139)
Net cash used in investing activities	(7,433,146)	(2,086,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	21,192,415	13,532,108
Payments of principal on debt	(14,832,491)	(13,487,378)
Payments of statutory minimum taxes on stock grant and stock options	(562,950)	(1,937,511)
Dividends paid	(1,358,251)	(1,313,675)
Proceeds from exercise of common stock options	72,534	290,042
Tax benefit from exercise of stock options	96,934	799,811
Net cash provided by (used in) financing activities	4,608,191	(2,116,603)

INCREASE (DECREASE) IN CASH	(659,813)	(1,287,683)

Effect of foreign exchange rates on cash	(47,129)	—

CASH, BEGINNING OF PERIOD	1,785,434	1,405,812

CASH, END OF PERIOD	$1,078,492	$118,129

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Chase Corporation (“Chase” or the “Company”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2005 in conjunction with the Company’s 2005 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of February 28, 2006, the results of operations and cash flows for the interim periods ended February 28, 2006 and 2005, and changes in stockholders’ equity for the interim period ended February 28, 2006.

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

The results of operations for the interim period ended February 28, 2006 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2005, which are contained in the Company’s 2005 Annual Report on Form 10-K.

Note 2 – Inventories

Inventories consist of the following as of February 28, 2006 and August 31, 2005:

	February 28, 2006	August 31, 2005
Raw materials	$8,237,725	$7,193,428
Finished and in process	7,927,320	6,695,911
Total Inventories	$16,165,045	$13,889,339

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net income	$953,681	$313,081	$1,971,579	$1,750,421

Weighted average common shares outstanding	3,886,110	3,781,695	3,866,865	3,751,124
Additional dilutive common stock equivalents	91,848	143,500	90,510	167,768
Diluted shares outstanding	3,977,958	3,925,195	3,957,375	3,918,892

Net income per share - Basic	$0.25	$0.08	$0.51	$0.47
Net income per share - Diluted	$0.24	$0.08	$0.50	$0.45

Note 4 – Stock Based Compensation

The Company grants stock options to its employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant.   In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is effective for the Company as of September 1, 2005. The Company has elected the modified prospective approach, as allowed under SFAS 123(R). The adoption of this statement had no impact on the Company’s balance sheet or results of operations since all outstanding stock options were fully vested prior to the date the Company adopted SFAS 123(R). Beginning September 1, 2005 the Company is accounting for all share based grants (including stock option issuances) under the provisions of SFAS 123(R).

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

On November 21, 2005, the Company’s 2005 Incentive Plan (the “Plan”) was approved and adopted by the Board of Directors, subject to the approval of the shareholders of the Company. The Company’s shareholders approved the plan on February 3, 2006. The Plan permits the grant of stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors that are linked directly to increases in shareholder value. The aggregate number of shares available under the Plan is 500,000. Additional shares may become available in connection with share splits, share dividends or similar transactions.

At a meeting of the Board of Directors of Chase Corporation held on February 3, 2006, the Compensation and Management Development Committee authorized a grant of 6,127 shares of common stock to members of the Board. These share grants represent compensation for service on the Company’s Board of Directors for fiscal years 2002 through 2005. The Compensation and Management Development Committee recommended the award after taking advice from an independent compensation consultant.

The number of shares granted to each Director was based on his or her time served on the Board of Directors. The grant of common stock was made from the Chase Corporation 2005 Incentive Plan. The fair value of the award (based on the market price of the Company’s stock on the date of grant) was $92,518 and has been recorded as an expense in the quarter ending February 28, 2006.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for periods prior to the Company’s adoption of SFAS 123(R):

	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Net income, as reported	$313,081	$1,750,421
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(125,799)	(387,228)

Net income, pro forma	$187,282	$1,363,193

Net income per share - as reported
Basic	$0.08	$0.47
Diluted	$0.08	$0.45

Net income per share - pro forma
Basic	$0.05	$0.36
Diluted	$0.05	$0.35

There were no option grants during the first six months of fiscal year 2006. The fair value of each option granted in fiscal year 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2005.

2005
Expected dividend yield	3.0%
Expected life	5 years
Expected volatility	125.0%
Risk-free interest rate	4.0%

For the six months ended February 28, 2006, the amount of cash received by the Company from the exercise of stock options (exclusive of stock received for payment of stock option exercises) was $73,000 with a total tax benefit realized of $97,000. Also, in accordance with SFAS No. 123(R), the proceeds received and related tax benefits have been reported as net cash provided by financing activities.

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended February 28,			Six Months Ended February 28,
	2006		2005	2006		2005
Revenues from external customers
Specialized Manufacturing	$21,361,912		$16,961,608	$43,404,367		$36,201,991
Electronic Manufacturing Services	2,976,725		2,893,820	5,785,494		6,052,101
Total	$24,338,637		$19,855,428	$49,189,861		$42,254,092

Income before income taxes and minority interest
Specialized Manufacturing	$2,682,246		$1,600,547	$6,452,679		$4,623,164
Electronic Manufacturing Services	196,279		150,631	412,823		626,952
Total for reportable segments	2,878,525		1,751,178	6,865,502		5,250,116
Corporate and Common Costs	(1,277,789	)*	(1,274,196)	(4,680,459	)**	(2,485,482)
Total	$1,600,736		$476,982	$2,185,043		$2,764,634

* Includes stock based compensation expense of $92,518 for the three months ended February 28, 2006.

** Includes deferred compensation expense, net, of $814,034 and stock based compensation expense of $1,520,073 for the six months ended February 28, 2006.

	February 28, 2006	August 31, 2005
Total assets
Specialized Manufacturing	$51,063,891	$40,003,408
Electronic Manufacturing Services	11,819,355	11,187,005
Total for reportable segments	62,883,246	51,190,413
Corporate and Common Assets	11,148,430	12,736,940
Total	$74,031,676	$63,927,353

Note 6 – Goodwill and Other Intangibles

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit. These reporting units are also reportable segments (see Note 5).  Management is still finalizing the purchase price allocation for the Company’s acquisition of Concoat Holdings Limited (see Note 7). Accordingly, the amount allocated to goodwill below as well as other identifiable intangible assets will be finalized prior to the end of the Company’s fiscal year.

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2005	$2,179,485	$5,998,888	$8,178,373
Acquisition of Concoat Ltd.	8,129,448	—	8,129,448
Balance at February 28, 2006	$10,308,933	$5,998,888	$16,307,821

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at February 28, 2006 and August 31, 2005:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
February 28, 2006
Patents and agreements	14.4 years	1,841,244	1,531,984	309,260
Formulas	15.0 years	281,280	17,189	264,091
Trade names	3.0 years	80,000	24,445	55,555
Customer lists and relationships	10.0 years	552,500	98,645	453,855

August 31, 2005
Patents and agreements	14.4 years	1,841,244	1,324,735	516,509
Formulas	15.0 years	281,280	7,813	273,467
Trade names	3.0 years	80,000	11,111	68,889
Customer lists and relationships	10.0 years	552,500	71,021	481,479

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $20,475 and $11,615 as of February 28, 2006 and August 31, 2005, respectively.

Amortization expense related to intangible assets for the six months ended February 28, 2006 and 2005 was $257,583 and $76,520, respectively. Estimated amortization expense for the remainder of fiscal year 2006 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2006 (remaining six months)	$307,582
2007	615,164
2008	604,052
2009	563,979
2010	493,979
2011	493,979
$3,078,735

Note 7 – Acquisitions

Concoat Holdings Limited

In October 2005, the Company acquired all of the capital stock of Concoat Holdings Limited (“Concoat”), based in Camberley, Surrey, England for approximately $8,530,000 (using foreign exchange rates at the time of the transaction, inclusive of acquisition related costs and adjustments and holdbacks, net of cash acquired). The adjustments and holdbacks include balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The outstanding balances of the holdbacks and retentions total approximately $556,000, and have been recorded in accrued expenses as of February 28, 2006.

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

Note 8 – Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase responded in September. Since that time, the Ohio lawsuit has been inactive with respect to Chase.

Note 9 – Long Term Debt

The Company borrowed $7,800,000 from Citizens Bank of Massachusetts in October 2005 in order to fund the acquisition of Concoat. This borrowing involved an unsecured, five year term note with interest payments due monthly and principal payments due quarterly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.5% per annum. At February 28, 2006, the effective interest rate on this note was 6.06%. Interest payments are due on the first day of each month. In addition to monthly interest payments, Chase Corporation must make quarterly payments of principal in the amount of $390,000 on each quarterly anniversary of the first interest payment date during the term of the note. Prepayment of the note is allowed at any time during the term of the loan.

Note 10 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and six month periods ended February 28, 2006 and 2005, respectively, are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Service cost	$118,263	$85,294	$236,526	$170,588
Interest cost	121,661	125,344	243,322	250,688
Expected return on plan assets	(85,475)	(102,587)	(170,950)	(205,174)
Amortization of prior service cost	21,996	21,996	43,992	43,992
Amortization of unrecognized loss	35,861	16,207	71,722	32,414
Net periodic benefit cost	$212,306	$146,254	$424,612	$292,508

As of February 28, 2006 the Company has contributed $546,000 in the current fiscal year to fund its obligations under the pension plan. The Company plans to contribute an additional $982,000 to fund pension plan obligations in the fiscal year ended August 31, 2006.

Note 11 - Deferred Compensation

During the six months ended February 28, 2006, the Company recorded a gain of $403,000 realized on the surrender of two split dollar life insurance policies per the terms of a November 2005 agreement between the Company and a former officer’s widow. In surrendering the policies, the Company received approximately $1,790,000 in cash in the quarter ended February 28, 2006 and has agreed to pay an annuity payment in the amount of $37,500 per quarter beginning October 31, 2005. The present value of the expected quarterly payments resulted in a deferred compensation charge of $1,217,000 which was recorded as an expense by the Company in the first quarter of fiscal 2006. Accordingly, the net expense of the surrender of the two life insurance polices was $814,000.

Note 12 – Income Taxes

In November 2005, the Company concluded that it was more likely than not that the deferred tax asset in the form of a capital loss carryforward of $1.7 million would be realized prior to its expiration in 2008 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed resulting in a tax benefit of $669,000. The gain on the sale of this property will be recorded for both financial reporting and tax purposes in the period in which title is transferred from the Company to the buyer of the property. The anticipated effective tax rate in fiscal year 2006 is 40% with a net effective rate after reversal of the valuation allowance of approximately 31% compared to 37% in fiscal year 2005.

Note 13 – Supplemental Cash Flow Data

Supplemental cash flow information for the six months ended February 28, 2006 is as follows:

Accrued contingent payments related to acquisition of Concoat	$555,963

Note 14 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is effective for the Company as of September 1, 2005. The Company has elected the modified prospective approach, as allowed under SFAS 123(R). The adoption of this statement had no impact on the Company’s balance sheet or results of operations since all outstanding stock options were fully vested prior to the date the Company adopted SFAS 123(R). Beginning September 1, 2005, the Company is accounting for all share based grants (including stock option issuances) under the provisions of SFAS 123(R).

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of Statement No. 151 became effective for the Company September 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3,” which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. When it is impracticable to determine the effect on all prior periods, this statement requires that the new principle be applied to the earliest period practicable. This statement carries forward without changing the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimates. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, early adoption is permitted. The adoption of SFAS No. 154 will not have a material impact on the Company’s financial statements.

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

Recent Developments

On October 14, 2005, Chase Corporation acquired all of the capital stock of Concoat Holdings Limited and its subsidiaries of Camberley, Surrey, England for approximately US $8,530,000 (using foreign exchange rates at the time of the transaction, inclusive of acquisition related costs and adjustments and holdbacks, net of cash acquired), The adjustments and holdbacks include balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions totaled approximately US $1,352,000. The balance sheet retentions relate to a 90 day review of the aged balances of the trade receivables and inventories, tax retentions relate to possible tax liabilities that may be incurred after the closing date, property retentions concern repairs and/or possible structural issues related to a Concoat Holdings Limited facility and the warranty/indemnification retention is intended to cover estimated claims and/or liabilities related to Concoat Holdings Limited products. Claims related to the retentions must be made on or before 18 months from the acquisition date. Monies not used for retention claims must be paid in full to the sellers’ representatives not more than 10 calendar days following 18 months from the acquisition date. The transaction did not include the equipment portion of the Concoat business known as Concoat Systems which was spun off prior to Chase’s acquisition. The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets.

During the quarter ended February 28, 2006, the Company paid approximately $796,000 to the seller’s representatives as payment of the holdbacks related to the balance sheet retentions (as discussed above) per the terms of the agreement.

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

Overview

Overall performance in the first six months of fiscal year 2006 continues to trend positively. Revenue for the Specialized Manufacturing segment achieved significant increases over the same period last year, providing a solid foundation for the remainder of fiscal 2006. Since a substantial portion of the Company’s raw materials are petroleum based, the rising price of oil translates directly to increased raw material costs. Profitability continues to be impacted by these raw material cost increases; however, price increases introduced to customers will partially alleviate the increased costs going forward. During the remainder of the fiscal year, management expects additional pressure on profit margins as raw material and energy cost increases outpace the Company’s ability to raise prices putting more pressure on productivity improvements. Continued strong revenue growth will assist in the Company’s ability to leverage its fixed costs.

The Chase Electronic Manufacturing Services segment continues to face softness in some key market segments which took hold late in calendar year 2005. With the move to the new Winchester plant adding growth capacity, Chase EMS has positioned itself to fulfill existing contracts and continue to pursue new business opportunities. Additionally, new customers brought on board in the first quarter began to generate revenue for this division in the latter part of the quarter ended February 28, 2006.

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

The Company has two reportable segments summarized below:

Segment	Divisions	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Chase Coating & Laminating • Chase Specialty Coatings • Northeast Quality Products, Inc. (NEQP)

Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services, bridge deck waterproofing systems, reflective cracking and waterproofing membranes, as well as high performance polymeric asphalt additives and custom pressure sensitive labels.

Electronic Manufacturing Services Segment	• Chase EMS

Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest		% of Revenue

Three Months Ended February 28, 2006
Specialized Manufacturing	$21,362	$2,682		13%
Electronic Manufacturing Services	2,977	196		7
	$24,339	2,878		12
Less corporate and common costs		(1,277	)*
Income before income taxes and minority interest		$1,601

Three Months Ended February 28, 2005
Specialized Manufacturing	$16,961	$1,601		9%
Electronic Manufacturing Services	2,894	151		5
	$19,855	1,752		9
Less corporate and common costs		(1,275)
Income before income taxes and minority interest		$477

* Includes stock based compensation expense of $92,518 for the three months ended February 28, 2006.

Total Revenues

Total revenues increased $4,483,000 or 23% to $24,339,000 for the quarter ended February 28, 2006 compared to revenues of $19,855,000 for the same period in fiscal 2005. Total revenues increased $6,936,000 or 16% to $49,190,000 for the fiscal year to date period ended February 28, 2006 compared to $42,254,000 for the same period in fiscal 2005. The increase in revenues for both the quarter and year to date periods from the Company’s Specialized Manufacturing segment is primarily due to the following: (a) the acquisitions of the E-Poxy and Concoat businesses contributed revenues of $1,505,000 and $2,422,000 for the quarter and six months ended February 28, 2006, respectively; and (b) increased sales of the Coating & Laminating division’s Chase BLH2OCK® product and wire and cable product lines due to oil and gas companies increasing maintenance budgets, increased industrial power and power transmission projects and significant roadway infrastructure enhancement projects contributed additional revenue of $2,531,000 and $4,171,000 for the quarter and six months ended February 28, 2006, respectively.

The increased revenues in Specialized Manufacturing were complemented by a modest increase in revenues from the Company’s Electronic Manufacturing Services segment during the quarter. Revenues increased $83,000 to $2,977,000 for the quarter ended February 28, 2006 compared to $2,894,000 in the same period in fiscal 2005. This increase was primarily due to new customer orders. Revenues from the

EMS segment for the fiscal year to date period ended February 28, 2006 decreased $267,000 or 4% to $5,786,000 compared to revenues of $6,052,000 for the same period in fiscal 2005 due to decreased demand from existing customers.

Royalty revenues in the Specialized Manufacturing segment, decreased $39,000 or 16% for the quarter ended February 28, 2006 compared to the same period in fiscal 2005. Total royalties decreased $72,000 or 15% for the fiscal year to date period ended February 28, 2006 compared to the same period in fiscal 2005. This decrease is primarily attributable to the Company’s acquisition of Concoat, which was previously a source of royalty income prior to its acquisition by the Company.

Cost of Products and Services Sold

Cost of products and services sold increased $2,748,000 or 18% to $17,942,000 in the quarter ended February 28, 2006 compared to $15,194,000 in the same period in fiscal 2005. Cost of products and services sold increased $4,404,000 or 14% to $35,463,000 for the fiscal year to date period ended February 28, 2006 compared to $31,059,000 in the same period in fiscal 2005. As a percentage of revenues, cost of products and services sold decreased to 74% in the three months ended February 28, 2006 compared to 77% in the same period in fiscal 2005. As a percentage of revenues, cost of products and services sold decreased to 72% for the fiscal year to date period ended February 28, 2006 compared to 74% in the same period in fiscal 2005.

Cost of products and services sold in the Company’s Specialized Manufacturing segment were $15,398,000 in the quarter ended February 28, 2006 compared to $12,698,000 in the same period in fiscal 2005. Cost of products and services sold in the Company’s Specialized Manufacturing segment for the fiscal year to date period ended February 28, 2006 were $30,589,000 compared to $26,028,000 in the same period in fiscal 2005. The majority of the dollar value increase was a result of increased revenues during the first six months of fiscal 2006. As a percentage of revenues, cost of products and services sold in the Company’s Specialized Manufacturing segment decreased to 72% in the quarter ended February 28, 2006, compared to 75% in the same period in fiscal 2005. As a percentage of revenues, cost of products and services sold in the Company’s Specialized Manufacturing segment decreased to 71% in the six months ended February 28, 2006, compared to 72% in the same period in fiscal 2005.

Management’s continued focus on improving manufacturing efficiencies as well as continued emphasis on strategic purchases helped offset raw material cost increases on some of the Company’s key product lines. Continued strong revenue growth in the Specialized Manufacturing segment will assist the Company’s ability to leverage its fixed costs.

Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $2,544,000 in the quarter ended February 28, 2006 compared to $2,496,000 in the same period in fiscal 2005. Cost of products and services sold in the Company’s Electronic Manufacturing Services segment for the fiscal year to date period ended February 28, 2006 were $4,874,000 compared to $5,031,000 in the same period in fiscal 2005. The dollar value decrease in cost of products and services sold was a direct result of lower revenues for the first six months of fiscal 2006. As a percentage of revenues, cost of products and services sold in the Company’s Electronic Manufacturing segment decreased to 85% for the quarter ended February 28, 2006 compared to 86% for the same period in fiscal 2005. As a percentage of revenues, cost of products and services sold in the Company’s Electronic Manufacturing segment increased to 84% for the fiscal year to date period compared to 83% in the same period in fiscal 2005.

This percentage increase is due to continued competitive pricing pressures and overall decreased demand in this segment. Additionally, certain fixed manufacturing costs have increased as a result of moving into the new plant coupled with a lower margin product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $355,000 or 9% to $4,466,000 in the quarter ended February 28, 2006 compared to $4,111,000 in the same period in fiscal 2005. Selling, general and administrative expenses increased $507,000 or 6% to $8,807,000 for the fiscal year to date period ended February 28, 2006 compared to $8,300,000 in the same period in fiscal 2005. As a percent of revenues, selling, general and administrative expenses decreased to 18% for both the quarter ended and fiscal year to date period ended February 28, 2006, respectively compared to 21% and 20% in the same periods in fiscal 2005. The dollar increase in both the fiscal 2006 quarter and fiscal year to date relates primarily to salary and benefits totaling approximately $380,000, including additional health care costs in the amount of $38,000; information technology and telecommunication costs; and higher public company expenses, including accounting and legal fees. The percentage decrease during the first six months of fiscal 2006 compared to the same periods in fiscal 2005 can be attributed to the Company’s increased revenue base and ongoing efforts to leverage its fixed costs wherever possible.

Stock Based Compensation

The Company recorded non-cash stock based compensation expense in the amount of $1,520,000 in the six months ended February 28, 2006. This charge relates to the issuance of 98,250 shares of Company stock to certain key members of management and 6,100 shares to members of the Board of Directors in recognition of services performed during fiscal years 2002 through 2005.

Deferred Compensation Expense

During the first quarter of fiscal 2006, the Company recorded a gain of $403,000 realized on the surrender of two split dollar life insurance policies in accordance with the terms of a November 2005 agreement between the Company and a former officer’s widow. In surrendering the policies, the Company received approximately $1,790,000 in cash in the quarter ended February 28, 2006 and has agreed to pay the former officer’s widow an annuity payment in the amount of $37,500 per quarter beginning October 31, 2005. The present value of the expected quarterly payments resulted in a deferred compensation charge of $1,217,000, which was recorded as an expense by the Company in the first quarter of fiscal 2006. Accordingly, the net expense of the surrender of the two life insurance polices was $814,000.

The $1,790,000 in additional cash provided the Company with increased flexibility in building its core businesses and looking for strategic acquisitions. Furthermore, by surrendering these two split dollar life insurance policies, the Company can cease making premium payments on these policies which are not currently tax deductible and will now receive a tax deduction on the quarterly payments as they are made.

Interest Expense

Interest expense increased $173,000 or 155% to $285,000 in the quarter ended February 28, 2006 compared to $112,000 in the same period in fiscal 2005. Interest expense increased $283,000 or 137% to $490,000 for the fiscal year to date period ended February 28, 2006 compared to $207,000 in the same period in fiscal 2005. The increase in interest expense is a direct result of (a) increased debt due to the October 2005 acquisition of Concoat and (b) rising interest rates over the past eighteen months. The increase in debt due to the Concoat acquisition was offset by the Company’s ability to reduce existing debt balances through principal payments from operating cash flow. The Company expects to continue to pay down its debt through operating cash flow in fiscal 2006 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $10,000 to $48,000 in the quarter ended February 28, 2006 compared to $38,000 in the same period in fiscal 2005. Other income increased $12,000 to $89,000 for the fiscal year to date period ended February 28, 2006 compared to $77,000 in the same period in fiscal 2005. Other income consists predominantly of monthly rental income of $11,900 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a 36 month rental agreement entered into in conjunction with the Company’s sale of Sunburst in December 2003. The quarterly and fiscal year to date increase in other income consists primarily of bank interest earned by the Company’s Concoat division.

Income Taxes

In November 2005, the Company concluded that is was more likely than not that the deferred tax asset in the form of a capital loss carryforward of $1.7 million would be realized prior to its expiration in 2008 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in the previous fiscal quarter resulting in a tax benefit of $669,000. The gain on the sale of this property will be recorded for both financial reporting and tax purposes in the period in which title is transferred from the Company to the buyer of the property. The anticipated effective tax rate in fiscal year 2006 is 40% with a net effective rate after reversal of the valuation allowance of approximately 31% compared to 37% in fiscal year 2005.

Income Before Minority Interest

Income before minority interest increased $656,000 or 220% to $954,000 in the quarter ended February 28, 2006 compared to $298,000 in the same period in fiscal 2005. Income before minority interest increased $244,000 or 14% to $1,972,000 for the fiscal year to date period ended February 28, 2006 compared to $1,728,000 in the same period in fiscal 2005. The increase in both the quarter and year to date periods is primarily attributable to increased profitability from the Company’s core product lines in the Specialized Manufacturing Segment due to increased sales in both the Chase Coating and Laminating and Specialty Coatings divisions.

Net Income

Net income increased $641,000 or 205% to $954,000 in the quarter ended February 28, 2006 compared to $313,000 in the same period in fiscal 2005. Net income increased $222,000 or 13% to $1,972,000 for the fiscal year to date period ended February 28, 2006 compared to $1,750,000 in the same fiscal period in 2005. The increase in net income for both the quarter and year to date periods is primarily due to increased revenue growth in the Company’s core product lines coupled with the Company’s ability to leverage its fixed costs. Additionally, the Company received the benefit of a lower effective tax rate for the six months ended February 28, 2006 as discussed above.

Liquidity and Sources of Capital

The Company’s cash balance increased $231,000 to $1,078,000 at February 28, 2006 from $847,000 at August 31, 2005. Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance. The higher cash balance at February 28, 2006 was primarily the result of the timing of cash collections that had not yet been used by the Company to pay down its revolving line of credit prior to the quarter end in addition to the cash acquired as part of the Concoat acquisition.

Cash flow provided by operations was $2,165,000 for the six months ended February 28, 2006 compared to $2,916,000 in the prior year period. Cash provided by operations during the first six months of fiscal year 2006 was primarily due to operating income offset by increased inventory and accounts receivable balances which were higher due to an increase in sales volume in addition to increased accrued expenses related to pension expenses and contingent payments related to the Concoat acquisition.

The ratio of current assets to current liabilities was 2.1 as of February 28, 2006 compared to 2.6 as of August 31, 2005. The decrease in the Company’s current ratio is primarily attributable to increases in accounts payable, accrued expenses including accrued pension expense and current portion of long term debt which exceeded increases to cash, inventory and accounts receivable.

Cash flow used in investing activities of $7,433,000 was primarily due to purchases of property, plant and equipment and the acquisition of the Concoat business, offset by cash received from the settlement of CSV life insurance policies.

Cash flow provided by financing activities of $4,608,000 was primarily due to the new term loan from Citizens Bank of Massachusetts used to fund the Company’s acquisition of Concoat, offset by (a) payments made on the term loan and the Company’s line of credit arrangement; (b) payments of minimum taxes on stock grant and stock options; and (c) payment of the annual dividend.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent. The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $7.1 million and 6.11%, respectively, at February 28, 2006. The Company had $2.9 million in available credit at February 28, 2006 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2006. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity. On February 28, 2006, the Company executed an amendment to this credit facility, extending its maturity to March 31, 2009.

As of March 31, 2006, the Company had $3.2 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of February 28, 2006.

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

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

On October 17, 2005, the Company announced a cash dividend of $0.35 per share (totaling $1,358,000) to shareholders of record on October 31, 2005 which was paid on December 5, 2005.

The Company does not have any significant off balance sheet arrangements.

The Company currently has no significant capital commitments but plans to add additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its manufacturing plants. Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2006 that are complementary to its business. The Company believes that its existing resources, including its credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurances that such financing will be available at favorable terms, if at all.

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

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of Statement No. 151 became effective for the Company September 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3,” which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. When it is impracticable to determine the effect on all prior periods, this statement requires that the new principle be applied to the earliest period practicable. This statement carries forward without changing the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimates. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, early adoption is permitted. The adoption of SFAS No. 154 will not have a material impact on the Company’s financial statements.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 concerning certain factors that could cause the Company’s actual results to differ materially from the results anticipated in such forward-looking statements. These discussions are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

The Company limits the amount of credit exposure to any one issuer. At February 28, 2006, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts. If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The Company has very limited currency exposure since all invoices are denominated in U.S. dollars except for invoices from the Company’s UK operations (Concoat) to European customers. Historically, the Company has maintained minimal cash balances outside the U.S. As of February 28, 2006, the Company had cash balances in the United Kingdom for its Concoat division denominated primarily in pound sterling and equal to US $847,000.

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

The Company incurred a foreign currency translation loss in the six months ended February 28, 2006 in the amount of $60,000 related to its Concoat division which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity. The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, under the supervision and with the participation of our Chief Executive Officer (who currently acts as both our principal executive officer and our principal financial officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase responded in September. Since that time, the Ohio lawsuit has been inactive with respect to Chase.

Item 4 - Submission of Matters to a Vote of Security Holders

The following matters were approved at our annual stockholder’s meeting, which was held on February 3, 2006.

A. For the election of nominees for the Board of Directors:

Name of Director	For	Authority Withheld
Peter R. Chase	3,415,263	50,606
Mary Claire Chase	3,413,688	52,180
William H. Dykstra	3,427,792	38,076
Lewis P. Gack	3,411,888	53,981
Edward F. Hines, Jr.	3,427,488	38,381
George M. Hughes	3,216,791	249,078
Ronald Levy	3,305,098	160,770

B. For the proposal to approve the adoption of the Chase Corporation 2005 Incentive Plan:

For	Against	Abstain
2,143,750	681,018	19,365

Item 6 - Exhibits

Exhibit Number	Description
10.1	Form of award issued under the Chase Corporation 2005 Incentive Plan

10.2	Consulting agreement between Chase Corporation and Everett Chadwick, Jr.

10.3	Amended and restated Revolving Credit Note between Chase Corporation and Bank of America dated February 28, 2006

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 12, 2006	By:	/s/ Peter R. Chase
Peter R. Chase, President and Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)