Form 10-Q
period 2006-05-31
CHASE CORP
filed 2006-07-17
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2006

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

The number of shares of Common Stock outstanding as of June 30, 2006 was 3,896,135.

CHASE CORPORATION
INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2006

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2006	August 31, 2005
ASSETS
Current Assets:
Cash	$1,861,337	$847,001
Accounts receivable, less allowance for doubtful accounts of $564,872 and $345,709	14,985,300	12,816,464
Inventories	16,590,694	13,889,339
Prepaid expenses and other current assets	746,956	1,389,981
Deferred income taxes	349,241	349,241
Total current assets	34,533,528	29,292,026

Property, plant and equipment, net	18,738,819	18,589,482

Other Assets
Goodwill	10,918,330	8,178,373
Intangible assets, less accumulated amortization of $1,905,293 and $1,414,680	5,900,206	1,351,959
Cash surrender value of life insurance	3,653,215	4,907,590
Investment in joint venture	78,222	79,797
Restricted investments	1,361,828	1,325,457
Other assets	230,321	202,669
	$75,414,469	$63,927,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,084,695	$5,492,470
Accrued payroll and other compensation	1,680,299	1,673,000
Accrued expenses	2,814,038	1,802,765
Accrued pension expense - current	982,000	354,531
Current portion of long-term debt	2,949,413	2,030,068
Total current liabilities	15,510,445	11,352,834

Long-term debt, less current portion	13,778,711	9,568,750
Deferred compensation	2,316,226	1,325,457
Accrued pension expense	1,803,990	2,343,397
Deferred income taxes	—	496,980

Commitments and Contingencies (Note 8)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 10,000,000 shares; 3,896,135 in 2006 and 3,818,665 in 2005 issued and outstanding	389,613	381,866
Additional paid-in capital	1,299,279	180,435
Accumulated other comprehensive loss	(433,675)	(489,043)
Retained earnings	40,749,880	38,766,677
Total stockholders’ equity	42,005,097	38,839,935
Total liabilities and stockholders’ equity	$75,414,469	$63,927,353

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005

Revenue
Sales	$27,592,791	$23,203,143	$76,356,384	$64,958,401
Royalty and commissions	420,806	347,747	847,074	846,581
	28,013,597	23,550,890	77,203,458	65,804,982
Costs and Expenses
Cost of products and services sold	20,220,960	17,223,563	55,684,131	48,282,633
Selling, general and administrative expenses	4,706,814	4,012,028	13,513,543	12,312,175
Stock based compensation expense	122,584	—	1,642,657	—
Loss on impairment of goodwill	457,000	—	457,000	—
Deferred compensation expense, net	—	—	814,034	—
Legal settlement	—	520,000	—	520,000

Operating income	2,506,239	1,795,299	5,092,093	4,690,174

Interest expense	(270,575)	(136,917)	(760,847)	(344,044)
Misc. (expense)/income	48,090	43,287	137,551	120,173

Income before income taxes and minority interest	2,283,754	1,701,669	4,468,797	4,466,303

Income taxes	913,880	591,613	1,127,344	1,628,313

Income before minority interest	1,369,874	1,110,056	3,341,453	2,837,990

Loss on impairment of unconsolidated joint venture	—	(83,218)	—	(83,218)
Income from unconsolidated joint venture	—	—	—	22,487

Net income	$1,369,874	$1,026,838	$3,341,453	$2,777,259

Net income per common and common equivalent share
Basic	$0.35	$0.27	$0.86	$0.74
Diluted	$0.34	$0.26	$0.84	$0.71

Weighted average shares outstanding
Basic	3,896,135	3,821,098	3,877,125	3,775,142
Diluted	3,984,997	3,918,003	3,967,063	3,918,862

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MAY 31, 2006
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders	Comprehensive
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2005	3,818,665	$381,866	$180,435	$(489,043)	$38,766,677	$38,839,935
Management stock grant	98,520	9,852	1,417,703			1,427,555
Exercise of stock options	23,339	2,334	242,726			245,060
Common stock received for payment of stock option exercise	(11,697)	(1,170)	(171,356)			(172,526)
Common stock received to pay statutory minimum withholding taxes on common stock	(38,819)	(3,882)	(559,068)			(562,950)
Board of Directors stock grant	6,127	613	91,905			92,518
Tax benefit from exercise of stock options			96,934			96,934
Cash dividend paid, $0.35 per share					(1,358,250)	(1,358,250)
Foreign currency translation adjustment				66,039		66,039	66,039
Net realized gain on marketable securities, net of tax				(10,671)		(10,671)	(10,671)
Net income					3,341,453	3,341,453	3,341,453
Comprehensive income							$3,396,821
Balance at May 31, 2006	3,896,135	$389,613	$1,299,279	$(433,675)	$40,749,880	$42,005,097

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	May 31, 2006	May 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,341,453	$2,777,259
Adjustments to reconcile net income to net cash provided by operating activities
Income/(loss) from unconsolidated joint venture	—	(22,487)
Loss on impairment of unconsolidated joint venture	—	83,218
(Gain)loss on sale of equipment	(600)	24,458
Loss on impairment of goodwill	457,000	—
Gain on settlement of life insurance policies	(404,833)	—
Depreciation	1,607,461	1,554,222
Amortization	490,613	114,146
Provision for losses on trade receivables	201,596	49,895
Stock issued for compensation	1,520,073	—
Tax benefit from exercise of stock options	—	799,811
Deferred taxes	(496,980)	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,655,012)	(1,306,021)
Inventories	(2,502,795)	(1,229,321)
Prepaid expenses & other assets	660,637	(19,165)
Accounts payable	683,272	1,073,317
Accrued expenses	789,175	(318,447)
Income taxes payable	(42,064)	—
Deferred compensation	990,769	89,849
Net cash provided by operating activities	5,639,765	3,670,734

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,502,012)	(2,541,317)
Payments for acquisitions, net of cash acquired	(8,169,410)	(693,000)
Contingent purchase price for acquisition	—	(106,886)
Proceeds from sale of equipment	600	7,500
Withdrawals from/(investment in) restricted investments	(36,371)	(3,000)
Distributions from investment in minority interests	1,575	123,419
Proceeds from settlement of CSV life insurance policies	1,787,540	—
Increase in net cash surrender value of life insurance	(128,332)	(386,968)
Net cash used in investing activities	(8,046,410)	(3,600,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	27,578,027	20,790,131
Payments of principal on debt	(22,483,854)	(19,226,378)
Payments of statutory minimum taxes on stock grant and stock options	(562,950)	(1,937,511)
Dividends paid	(1,358,250)	(1,313,675)
Proceeds from exercise of common stock options	72,534	290,042
Tax benefit from exercise of stock options	96,934	—
Net cash provided by (used in) financing activities	3,342,441	(1,397,391)

INCREASE (DECREASE) IN CASH	935,796	(1,326,909)
Effect of foreign exchange rates on cash	78,540	—
CASH, BEGINNING OF PERIOD	847,001	1,405,812
CASH, END OF PERIOD	$1,861,337	$78,903

See note 13 for supplemental cash flow information including non-cash financing and investing activities

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2006, the results of operations and cash flows for the interim periods ended May 31, 2006 and 2005, and changes in stockholders’ equity for the interim period ended May 31, 2006.

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

The results of operations for the interim period ended May 31, 2006 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2005, which are contained in the Company’s 2005 Annual Report on Form 10-K.

Note 2 — Inventories

Inventories consist of the following as of May 31, 2006 and August 31, 2005:

	May 31, 2006	August 31, 2005
Raw materials	$8,428,961	$7,193,428
Finished and in process	8,161,733	6,695,911
Total Inventories	$16,590,694	$13,889,339

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net income	$1,369,874	$1,026,838	$3,341,453	$2,777,259

Weighted average common shares outstanding	3,896,135	3,821,098	3,877,125	3,775,142
Additional dilutive common stock equivalents	88,862	96,905	89,938	143,720
Diluted shares outstanding	3,984,997	3,918,003	3,967,063	3,918,862

Net income per share - Basic	$0.35	$0.27	$0.86	$0.74
Net income per share - Diluted	$0.34	$0.26	$0.84	$0.71

Note 4 — Stock Based Compensation

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

At a meeting of the Directors of Chase Corporation held on October 17, 2005, the Board authorized a grant of 98,250 shares of common stock to key employees for the achievement of long term results in fiscal years 2002 through 2005. The Compensation and Management Development Committee recommended the award in conjunction with advice from an independent compensation consultant. The grant of common stock was made from the 2001 Senior Management Stock plan. The fair value of the award (based on the market price of the Company’s stock on the date of grant) was $1,427,555 and was recorded as an expense in the quarter ending November 30, 2005.

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

At a meeting of the Board of Directors of Chase Corporation held on February 3, 2006, the Compensation and Management Development Committee authorized a grant of 6,127 shares of common stock to members of the Board. These share grants represent compensation for service on the Company’s Board of Directors for fiscal years 2002 through 2005. The Compensation and Management Development Committee recommended the award in conjunction with advice from an independent compensation consultant.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The number of shares granted to each Director was based on his or her time served on the Board of Directors. The grant of common stock was made from the Chase Corporation 2005 Incentive Plan. The fair value of the award (based on the market price of the Company’s stock on the date of grant) was $92,518 and was recorded as an expense in the quarter ending February 28, 2006. Additionally, the Compensation and Management Development Committee approved a stock grant of 8,361 shares of common stock to members of the Board of Directors for service for the period February 2006 through January 2007. The shares will be granted at the conclusion of this service period. The Company is amortizing this expense over the twelve month period beginning February 2006 to January 2007.

On February 3, 2006 the Board of Directors of Chase Corporation approved a performance and service based stock grant of approximately 41,317 shares to key members of management based on the fiscal year 2006 results. These shares will vest over the period February 2006 through August 31, 2008. The actual shares will not be issued until the final fiscal year 2006 results are determined. Compensation expense will be taken over the vesting period on a ratable basis.

As of May 31, 2006, the unamortized expense related to the stock based compensation for key members of management and the Board of Directors as described above, is $628,000.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for periods prior to the Company’s adoption of SFAS 123(R):

	Three Months Ended	Nine Months Ended
	May 31, 2005	May 31, 2005

Net income, as reported	$1,026,838	$2,777,259
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(642,326)	(1,029,554)

Net income, pro forma	$384,512	$1,747,705

Net income per share - as reported
Basic	$0.27	$0.74
Diluted	$0.26	$0.71

Net income per share - pro forma
Basic	$0.10	$0.46
Diluted	$0.10	$0.45

Stock option activity under all of the Company’s stock plans since August 31, 2005 is summarized as follows:

	Number Outstanding	Weighted Average Exercise Price
Options exercisable at August 31, 2005	473,892	$10.88
Granted	—	—
Exercised	(23,339)	10.50
Forfeited or cancelled	—	—
Options exercisable at May 31, 2006	450,553	$10.90

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options outstanding at May 31, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price

$10.50-11.55	440,553	5.3 years	$10.79
$15.93	10,000	5.0 years	15.93
	450,553	5.2 years	$10.90

All stock options were granted with an exercise price equal to or greater than the market price of the underlying stock on the date of the grant.

There were no option grants during the first nine months of fiscal year 2006. The fair value of each option granted in fiscal year 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2005.  The expected volatility for fiscal year 2005 was based on the historical volatility of the Company’s stock.

2005
Expected dividend yield	3.0%
Expected life	5 years
Expected volatility	125.0%
Risk-free interest rate	4.0%

For the nine months ended May 31, 2006, the amount of cash received by the Company from the exercise of stock options (exclusive of stock received for payment of stock option exercises) was $73,000 with a total tax benefit realized of $97,000. Also, in accordance with SFAS No. 123(R), the proceeds received and related tax benefits have been reported as net cash provided by financing activities.

Note 5 — Segment Information

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

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended				Nine Months Ended
	May 31, 2006		May 31, 2005		May 31, 2006		May 31, 2005
Revenues from external customers
Specialized Manufacturing	$24,666,852		$20,754,820		$68,071,219		$56,956,811
Electronic Manufacturing Services	3,346,745		2,796,070		9,132,239		8,848,171
Total	$28,013,597		$23,550,890		$77,203,458		$65,804,982

Income before income taxes and minority interest
Specialized Manufacturing	$3,293,855	(d)	$3,065,126		$9,746,534	(d)	$7,688,290
Electronic Manufacturing Services	257,344		167,580		670,167		794,532
Total for reportable segments	3,551,199		3,232,706		10,416,701		8,482,822
Corporate and Common Costs	(1,267,445	)(a)	(1,531,037	)(c)	(5,947,904	)(b)	(4,016,519	)(c)
Total	$2,283,754		$1,701,669		$4,468,797		$4,466,303

(a) Includes stock based compensation expense of $122,584 for the three months ended May 31, 2006.

(b) Includes deferred compensation expense, net, of $814,034 and stock based compensation expense of $1,642,657 for the nine months ended May 31, 2006. (See note 4)

(c) Includes legal settlement of $520,000.

(d) Includes loss on impairment of goodwill of $457,000. (See note 6)

	May 31, 2006	August 31, 2005
Total assets
Specialized Manufacturing	$51,684,463	$40,003,408
Electronic Manufacturing Services	12,250,387	11,187,005
Total for reportable segments	63,934,850	51,190,413
Corporate and Common Assets	11,479,619	12,736,940
Total	$75,414,469	$63,927,353

Note 6 — Goodwill and Other Intangibles

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit. These reporting units are also reportable segments (see Note 5).   The purchase price allocation for the Company’s acquisition of Concoat Holdings Limited was completed during the quarter ended May 31, 2006 (see Note 7).

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2005	$2,179,485	$5,998,888	$8,178,373
Acquisition of Concoat Ltd.	3,196,957	—	3,196,957
Loss on impairment	(457,000)	—	(457,000)
Balance at May 31, 2006	$4,919,442	$5,998,888	$10,918,330

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

In the quarter ended May 31, 2006 based on the year to date operating results and the completion of the 2007 budget, management determined that the carrying value of goodwill associated with the Company’s Northeast Quality Products (NEQP) division may not be recoverable. Accordingly, the Company completed a goodwill impairment test on this reporting unit. Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2006 and projections for future years based on the fiscal year 2007 budgeting process, the impairment test on this reporting unit yielded results that would not support the current book value of the goodwill associated with this division. As a result, the Company concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $457,000 was recorded as of May 31, 2006. Goodwill related to NEQP, having a pre-impairment book value of $1,117,000, was written down to its fair value of $660,000 in accordance with generally accepted accounting principles (GAAP).

Intangible assets subject to amortization consist of the following at May 31, 2006 and August 31, 2005:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2006
Patents and agreements	13.6 years	2,021,244	1,583,109	438,135
Formulas	9.2 years	1,031,280	88,842	942,438
Trade names	4.1 years	180,000	43,612	136,388
Customer lists and relationships	10.9 years	4,552,500	189,730	4,362,770

August 31, 2005
Patents and agreements	14.4 years	1,841,244	1,324,735	516,509
Formulas	15.0 years	281,280	7,813	273,467
Trade names	3.0 years	80,000	11,111	68,889
Customer lists and relationships	10.0 years	552,500	71,021	481,479

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $20,475 and $11,615 as of May 31, 2006 and August 31, 2005, respectively.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense related to intangible assets for the nine months ended May 31, 2006 and 2005 was $490,613 and $114,146, respectively. Estimated amortization expense for the remainder of fiscal year 2006 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2006 (remaining three months)	$185,487
2007	741,948
2008	730,837
2009	715,284
2010	715,284
2011	666,284
$3,755,124

Note 7 — Acquisitions

Concoat Holdings Limited

In October 2005, the Company acquired all of the capital stock of Concoat Holdings Limited (“Concoat”), based in Camberley, Surrey, England for approximately $8,616,000 (using foreign exchange rates at the time of the transaction, inclusive of acquisition related costs and adjustments and holdbacks, net of cash acquired). The adjustments and holdbacks include balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The outstanding balances of the holdbacks and retentions total approximately $442,000 and have been recorded in accrued expenses as of May 31, 2006.

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

The allocation of the purchase price, including direct costs of the acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets, net of cash acquired	$1,045,214
Property and equipment	254,786
Intangible assets	5,030,000
Goodwill	3,196,957
Accounts payable and accrued expenses	(911,345)
Total purchase price	$8,615,612

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All assets, including goodwill, acquired as part of Concoat are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Patents and agreements	$180,000	5 years
Formulas	750,000	7 years
Trade names	100,000	5 years
Customer lists and relationships	4,000,000	11 years
Total Concoat intangible assets	$5,030,000

Effective May 2006, Concoat was renamed Humiseal Europe.

Note 8 — Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The case was inactive with respect to Chase until recently, when the claim against Chase placed on the active docket. The Court has set a trial date of April 30, 2007. The Company had been a defendant in another personal injury lawsuit in Mississippi alleging injury from exposure to asbestos contained in Chase products. However, the Company was dismissed without prejudice from that lawsuit in June 2005.

Note 9 — Long Term Debt

The Company borrowed $7,800,000 from Citizens Bank of Massachusetts in October 2005 in order to fund the acquisition of Concoat. This borrowing involved an unsecured, five year term note with interest payments due monthly and principal payments due quarterly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.5% per annum. At May 31, 2006, the effective interest rate on this note was 6.53%. Interest payments are due on the first day of each month. In addition to monthly interest payments, Chase Corporation must make quarterly payments of principal in the amount of $390,000 on each quarterly anniversary of the first interest payment date during the term of the note. Prepayment of the note is allowed at any time during the term of the loan.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and nine month periods ended May 31, 2006 and 2005, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Service cost	$118,263	$85,293	$354,789	$255,881
Interest cost	121,661	125,345	364,983	376,033
Expected return on plan assets	(85,475)	(102,586)	(256,425)	(307,760)
Amortization of prior service cost	21,996	21,995	65,988	65,987
Amortization of unrecognized loss	35,861	16,207	107,583	48,621
Actuarial settlement adjustment	—	50,000	—	50,000
Net periodic benefit cost	$212,306	$196,254	$636,918	$488,762

As of May 31, 2006 the Company has contributed $546,000 in the current fiscal year to fund its obligations under the pension plan. This amount equals the total planned contributions for fiscal year 2006. The Company plans to contribute an additional $982,000 to fund pension plan obligations in the first quarter of fiscal year 2007.

Note 11 — Deferred Compensation

During the nine months ended May 31, 2006, the Company recorded a gain of $403,000 realized on the surrender of two split dollar life insurance policies per the terms of a November 2005 agreement between the Company and a former officer’s widow. In surrendering the policies, the Company received approximately $1,790,000 in cash in the quarter ended February 28, 2006 and has agreed to pay an annuity payment in the amount of $37,500 per quarter beginning October 31, 2005. The present value of the expected quarterly payments resulted in a deferred compensation charge of $1,217,000 which was recorded as an expense by the Company in the first quarter of fiscal 2006. Accordingly, the net expense of the surrender of the two life insurance polices was $814,000.

Note 12 — Income Taxes

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

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 — Supplemental Cash Flow Data

Supplemental cash flow information for the nine months ended May 31, 2006 and 2005, respectively, are as follows:

	Nine Months Ended
	May 31, 2006	May 31, 2005

Accrued contingent payments related to acquisition of Concoat	$446,202	$—
Common stock received for payment of stock option exercises	—	774,186

Note 14 — Recent Accounting Pronouncements

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2005.

Recent Developments

On October 14, 2005, Chase Corporation acquired all of the capital stock of Concoat Holdings Limited and its subsidiaries of Camberley, Surrey, England for approximately US $8,668,000 (using foreign exchange rates at the time of the transaction, inclusive of acquisition related costs and adjustments and holdbacks, net of cash acquired). The adjustments and holdbacks include balance sheet retentions, property retentions, retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions totaled approximately US $1,352,000. The balance sheet retentions relate to a 90 day review of the aged balances of the trade receivables and inventories, tax retentions relate to possible tax liabilities that may be incurred after the closing date, property retentions concern repairs and/or possible structural issues related to a Concoat Holdings Limited facility and the warranty/indemnification retention is intended to cover estimated claims and/or liabilities related to Concoat Holdings Limited products. Claims related to the retentions must be made on or before 18 months from the acquisition date. Monies not used for retention claims must be paid in full to the sellers’ representatives not more than 10 calendar days following 18 months from the acquisition date. The transaction did not include the equipment portion of the Concoat business known as Concoat Systems which was spun off prior to Chase’s acquisition. The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets.

During the nine months ended May 31, 2006, the Company paid approximately $910,000 to the sellers’ representatives as payment of the holdbacks related to the balance sheet retentions (as discussed above) per the terms of the agreement.

Concoat had been an agent, distributor and manufacturing licensee of Chase Corporation’s HumiSeal product line for nearly 25 years. The Company believes that this acquisition will strengthen the HumiSeal/Concoat conformal coatings business and serve as a foundation for Chase Corporation in Europe.

Overview

Overall performance in the first nine months of fiscal year 2006 continues to show significant revenue and profit increases as a result of strategic acquisitions, efficiency improvements and keen attention to the manufacturing cost structure of the business. Revenue for the Specialized Manufacturing segment achieved significant increases over the same period last year, providing a solid basis for continued optimism as the Company enters its final quarter of fiscal 2006. Since a substantial portion of the Company’s raw materials are petroleum based, the rising price of oil translates directly to increased raw material costs. Profitability continues to be impacted by these raw material cost increases; however, price increases introduced to customers will partially alleviate the increased costs going forward. During the remainder of the fiscal year, management expects additional pressure on profit margins as raw material and energy cost increases outpace the Company’s ability to raise prices putting more pressure on productivity improvements. Continued strong revenue growth will assist in the Company’s ability to leverage its fixed costs.

The Chase Electronic Manufacturing Services segment demonstrated improvement in both revenues and profitability in the quarter, reflecting the Company’s continued focus on maximizing new business opportunities coupled with broadening existing customer projects and offerings. With the move to the new Winchester plant adding growth capacity and capabilities, Chase EMS has positioned itself to fulfill existing contracts and continue to focus on generating new opportunities which will have a positive impact on both top and bottom line growth. Additionally, new customers brought on board in the first half of the year began to generate revenue for this division in the latter part of the Company’s second quarter and contributed solid performance in the third quarter ended May 31, 2006.

The financial impact of implementing the internal control provisions of the Sarbanes-Oxley Act imposes significant costs on small businesses such as Chase. These costs will be greatest during the implementation phase of the project, which will last through August 2007. Ongoing compliance costs beyond the initial implementation will lessen; however, they will still be present in fiscal years beyond 2007. Under current SEC regulations, Chase must comply with the internal control provisions of Section 404 of the Sarbanes-Oxley Act as of August 31, 2007, although the SEC has indicated its intention to postpone the compliance deadline for a further year.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

		Income Before
		Income Taxes and		% of
	Revenue	Minority Interest		Revenue
Three Months Ended May 31, 2006
Specialized Manufacturing	$24,667	$3,294		13%
Electronic Manufacturing Services	3,347	257		8
	$28,014	3,551		13
Less corporate and common costs		(1,267	)(a)
Income before income taxes and minority interest		$2,284

Three Months Ended May 31, 2005
Specialized Manufacturing	$20,755	$3,065		15%
Electronic Manufacturing Services	2,796	168		6
	$23,551	3,233		14
Less corporate and common costs		(1,531	)(b)
Income before income taxes and minority interest		$1,702

(a) Includes stock based compensation expense of $122,584 for the three months ended May 31, 2006

(b) Includes legal settlement of $520,000

Total Revenues

Total revenues increased $4,463,000 or 19% to $28,014,000 for the quarter ended May 31, 2006 compared to revenues of $23,551,000 for the same period in fiscal 2005. Total revenues increased $11,398,000 or 17% to $77,203,000 for the fiscal year to date period ended May 31, 2006 compared to $65,805,000 for the same period in fiscal 2005. The increase in revenues for both the quarter and year to date periods from the Company’s Specialized Manufacturing segment is primarily due to the following: (a) the acquisitions of the E-Poxy and Concoat businesses, offset by a slight revenue decrease in roadway additives, contributed additional revenues of $1,162,000 and $3,623,000 for the quarter and nine months ended May 31, 2006, respectively; and (b) increased sales of the Coating & Laminating division’s Chase BLH2OCK® product and wire and cable product lines due to oil and gas companies increasing maintenance budgets, increased industrial power and power transmission projects and significant roadway infrastructure enhancement projects contributed additional revenue of $2,724,000 and $6,379,000 for the quarter and nine months ended May 31, 2006, respectively.

The increased revenues in Specialized Manufacturing were complemented by a significant increase in revenues from the Company’s Electronic Manufacturing Services segment during the quarter. Revenues from the EMS segment increased $551,000 or 20% to $3,347,000 for the quarter ended May 31, 2006 compared to $2,796,000 in the same period in fiscal 2005. This increase was primarily due to new customer order activity combined with existing customers taking delivery of products previously included as part of the Company’s backlog. Revenues from the EMS segment for the fiscal year to date period ended May 31, 2006 increased $284,000 or 3% to $9,132,000 compared to revenues of $8,848,000 for the same period in fiscal 2005 due to new customer orders and increased demand from existing customers.

Royalty revenues in the Specialized Manufacturing segment increased $73,000 or 21% for the quarter ended May 31, 2006 compared to the same period in fiscal 2005. Total royalties remained consistent for the fiscal year to date period ended May 31, 2006 compared to the same period in fiscal 2005. The increase for the quarter is primarily attributable to increased royalty rates to existing customers, offset by the loss of royalty revenue primarily attributable to the Company’s acquisition of Concoat, which was previously a source of royalty income prior to its acquisition by the Company.

Cost of Products and Services Sold

Cost of products and services sold increased $2,997,000 or 17% to $20,221,000 in the quarter ended May 31, 2006 compared to $17,224,000 in the same period in fiscal 2005.  Cost of products and services sold increased $7,401,000 or 15% to $55,684,000 for the fiscal year to date period ended May 31, 2006 compared to $48,283,000 in the same period in fiscal 2005. As a percentage of revenues, cost of products and services sold decreased to 72% in the current quarter and fiscal year to date periods compared to 73% in the same periods in fiscal 2005.

Cost of products and services sold in the Company’s Specialized Manufacturing segment were $17,389,000 in the quarter ended May 31, 2006 compared to $14,810,000 in the same period in fiscal 2005. Cost of products and services sold in the Company’s Specialized Manufacturing segment for the fiscal year to date period ended May 31, 2006 were $47,978,000 compared to $40,838,000 in the same period in fiscal 2005. The majority of the dollar value increase was a result of increased revenues during the first nine months of fiscal 2006. As a percentage of revenues, cost of products and services sold in the Company’s Specialized Manufacturing segment remained stable at 70% in the quarter ended May 31, 2006, compared to the same period in fiscal 2005.  As a percentage of revenues, cost of products and services sold in the Company’s Specialized Manufacturing segment decreased to 70% in the nine months ended May 31, 2006, compared to 71% in the same period in fiscal 2005.

Management’s continued focus on improving manufacturing efficiencies as well as continued emphasis on strategic purchases helped offset raw material cost increases on some of the Company’s key product lines. Continued strong revenue growth in the Specialized Manufacturing segment will continue to assist the Company’s ability to leverage its fixed costs.

Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $2,832,000 in the quarter ended May 31, 2006 compared to $2,414,000 in the same period in fiscal 2005. Cost of products and services sold in the Company’s Electronic Manufacturing Services segment for the fiscal year to date period ended May 31, 2006 were $7,706,000 compared to $7,445,000 in the same period in fiscal 2005. The dollar value increase in cost of products and services sold is primarily attributable to increased revenues for the first nine months of fiscal 2006 coupled with an increase in fixed manufacturing costs attributable to the new plant. As a percentage of revenues, cost of products and services sold in this segment decreased to 85% for the quarter ended May 31, 2006 compared to 86% for the same period in fiscal 2005. As a percentage of revenues, cost of products and services sold in the Company’s Electronic Manufacturing segment remained steady at 84% for the fiscal year to date period compared to the same period in fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $695,000 or 17% to $4,707,000 in the quarter ended May 31, 2006 compared to $4,012,000 in the same period in fiscal 2005. Selling, general and administrative expenses increased $1,201,000 or 10% to $13,513,000 for the fiscal year to date period ended May 31, 2006 compared to $12,312,000 in the same period in fiscal 2005. As a percent of revenues, selling, general and administrative expenses were 17% and 18% for the quarter ended and fiscal year to date period ended May 31, 2006, respectively, compared to 17% and 19% in the same periods in fiscal 2005. The dollar increase in both the fiscal 2006 quarter and fiscal year to date relates primarily to additional selling, general and administrative expenses related to the Company’s acquisition of Concoat; increased salary and benefit costs; health care costs; information technology and telecommunication costs; and higher public company expenses, including accounting and legal fees. The percentage decrease during the first nine months of fiscal 2006 compared to the same periods in fiscal 2005 can be attributed to the Company’s increased revenue base and ongoing efforts to leverage its fixed costs wherever possible.

Stock Based Compensation

The Company recorded non-cash stock based compensation expense in the amount of $1,643,000 in the nine months ended May 31, 2006. This charge relates to the issuance of 98,250 shares of Company stock to certain key members of management and 6,100 shares to members of the Board of Directors in recognition of services performed during fiscal years 2002 through 2005. Additionally, the Company is ratably recognizing expense for additional stock based compensation to be granted to members of the Board of Directors and key members of management. The Board of Directors stock based compensation is for services from February 2006 through January 2007. Stock based compensation for key members of management will be based on the final fiscal year 2006 results and will vest over the period from February 2006 through August 31, 2008.

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

Loss on Impairment of Goodwill

In the current quarter, the Company concluded the carrying amount of goodwill for the Northeast Quality Products (NEQP) division was not fully recoverable and an impairment charge of $457,000 was recorded as of May 31, 2006. Goodwill related to NEQP, having a pre-impairment book value of $1,117,000, was written down to its fair value of $660,000.

Interest Expense

Interest expense increased $134,000 or 98% to $271,000 in the quarter ended May 31, 2006 compared to $137,000 in the same period in fiscal 2005. Interest expense increased $417,000 or 121% to $761,000 for the fiscal year to date period ended May 31, 2006 compared to $344,000 in the same period in fiscal 2005. The increase in interest expense is a direct result of (a) increased debt due to the October 2005 acquisition of Concoat and (b) rising interest rates over the past eighteen months. The increase in debt due to the Concoat acquisition was offset by the Company’s ability to reduce existing debt balances through principal payments from operating cash flow.  The Company expects to continue to pay down its debt through operating cash flow in fiscal 2006 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $5,000 to $48,000 in the quarter ended May 31, 2006 compared to $43,000 in the same period in fiscal 2005. Other income increased $17,000 to $138,000 for the fiscal year to date period ended May 31, 2006 compared to $120,000 in the same period in fiscal 2005. Other income consists predominantly of monthly rental income of $11,900 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a 36 month rental agreement entered into in conjunction with the Company’s sale of Sunburst in December 2003. The quarterly and fiscal year to date increase in other income consists primarily of bank interest earned by the Company’s Concoat division.

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

Income Before Minority Interest

Income before minority interest increased $260,000 or 23% to $1,370,000 in the quarter ended May 31, 2006 compared to $1,110,000 in the same period in fiscal 2005. Income before minority interest increased $503,000 or 18% to $3,341,000 for the fiscal year to date period ended May 31, 2006 compared to $2,838,000 in the same period in fiscal 2005. The increase in both the quarter and year to date periods is primarily attributable to increased profitability from the Company’s core product lines in the Specialized Manufacturing Segment due to increased sales in both the Chase Coating and Laminating and Specialty Coatings divisions.

Net Income

Net income increased $343,000 or 33% to $1,370,000 in the quarter ended May 31, 2006 compared to $1,027,000 in the same period in fiscal 2005. Net income increased $564,000 or 20% to $3,341,000 for the fiscal year to date period ended May 31, 2006 compared to $2,777,000 in the same fiscal period in 2005.  The increase in net income for both the quarter and year to date periods is primarily due to increased revenue growth in the Company’s core product lines coupled with the Company’s ability to leverage its fixed costs. Additionally, the Company received the benefit of a lower effective tax rate for the nine months ended May 31, 2006 as discussed above.

Liquidity and Sources of Capital

The Company’s cash balance increased $1,014,000 to $1,861,000 at May 31, 2006 from $847,000 at August 31, 2005. Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance. The higher cash balance at May 31, 2006 was primarily the result of the timing of cash collections that had not yet been used by the Company to pay down its revolving line of credit prior to the quarter end in addition to the cash acquired as part of the Concoat acquisition.

Cash flow provided by operations was $5,640,000 for the nine months ended May 31, 2006 compared to $2,870,923 in the prior year period. Cash provided by operations during the first nine months of fiscal year 2006 was primarily due to operating income offset by increased inventory and accounts receivable balances which were higher due to an increase in sales volume.

The ratio of current assets to current liabilities was 2.2 as of May 31, 2006 compared to 2.6 as of August 31, 2005. The decrease in the Company’s current ratio is primarily attributable to increases in accounts payable, accrued expenses including accrued pension expense and current portion of long term debt which exceeded increases to cash, inventory and accounts receivable.

Cash flow used in investing activities of $8,046,000 was primarily due to purchases of property, plant and equipment and the acquisition of the Concoat business, offset by cash received from the settlement of cash surrender value life insurance policies.

Cash flow provided by financing activities of $3,342,000 was primarily due to the new term loan used to fund the Company’s acquisition of Concoat, offset by (a) payments made on the term loan and the Company’s line of credit arrangement; (b) payments of minimum taxes on stock grant and stock options; and (c) payment of the annual dividend.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent. The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $6.9 million and 6.61%, respectively, at May 31, 2006. The Company had $3.1 million in available credit at May 31, 2006 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2006. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity. On February 28, 2006, the Company executed an amendment to this credit facility, extending its maturity to March 31, 2009.

As of June 30, 2006, the Company had $3.6 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of May 31, 2006.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

The Company limits the amount of credit exposure to any one issuer. At May 31, 2006, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts. If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The Company has very limited currency exposure since all invoices are denominated in U.S. dollars except for invoices from the Company’s UK operations (Concoat) to European customers. Historically, the Company has maintained minimal cash balances outside the U.S. As of May 31, 2006, the Company had cash balances in the United Kingdom for its Concoat division denominated primarily in pounds sterling and equal to US $1,579,000.

On May 19, 2005, the Company entered into a forward currency hedge denominated in British pounds sterling in anticipation of its pending acquisition of Concoat Holdings Limited, based in the United Kingdom. The forward contract, entered into with the Company’s primary bank, called for the Company to purchase £1,875,000 in US dollars at an exchange rate equal to 1.855 and to purchase an additional £1,875,000 in US dollars at an exchange rate equal to the lesser of 1.855 or the spot rate on the initial settlement date, which was 1.765. The forward contract was to initially settle on June 30, 2005 (the “initial settlement date”) but was extended several times through October 12, 2005 at which time the contract was settled in conjunction with the Company’s acquisition of Concoat on October 14, 2005. The Company did not elect hedge accounting for this transaction under SFAS 133.  Upon the final settlement date, the impact of this foreign currency contract was included in the total purchase price of the Company’s acquisition of Concoat. This transaction had no impact on the Company’s statement of operations.

The Company incurred a foreign currency translation gain in the nine months ended May 31, 2006 in the amount of $66,000 related to its Concoat division which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity. The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

Item 4 — Controls and Procedures

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The case was inactive with respect to Chase until recently, when the claim against Chase placed on the active docket. The Court has set a trial date of April 30, 2007. The Company had been a defendant in another personal injury lawsuit in Mississippi alleging injury from exposure to asbestos contained in Chase products. However, the Company was dismissed without prejudice from that lawsuit in June 2005.

Item 5 — Other Information

On July 10, 2006, the Board of Directors approved an agreement superseding the Change in Control and Severance Agreement for the Chief Executive Officer of the Company dated November 2, 1998. The new agreement provides for severance payments and continued benefits for two years in the event of a termination without cause and also in the case of a resignation by the CEO for “Good Reason” in connection with a change in control. The agreement has also been updated to comply with the requirements of the Internal Revenue Code Section 409A. This agreement which is attached as exhibit 10.1 was signed on July 11, 2006.

On July 14, 2006 the Amended and Restated Employees’ Supplemental Pension and Savings Plan was approved. The Plan (attached as Exhibit 10.2) has been amended and restated to comply with recent changes in the law, including Section 409A of the Internal Revenue Code of 1986.

Item 6 — Exhibits

Exhibit Number	Description
10.1	Severance agreement between Chase Corporation and its Chief Executive Officer

10.2	Amended and Restated Employees’ Supplemental Pension and Savings Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: July 14, 2006	By:	/s/ Peter R. Chase
Peter R. Chase, President and
Chief Executive Officer (Principal Executive
Officer & Principal Financial Officer)