Form 10-K
period 2006-08-31
CHASE CORP
filed 2006-11-29
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 28, 2006 (the last business day of the registrant’s second quarter of fiscal 2006), was approximately $36,975,000.

As of October 31, 2006, the Company had outstanding 3,972,904 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended August 31, 2006, are incorporated by reference into Part III hereof.

CHASE CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended August 31, 2006

PART I

ITEM 1—BUSINESS

Primary Operating Divisions and Facilities and Industry Segment

Chase Corporation (the “Company” or “Chase”) is a multi-divisional manufacturing company providing products to a wide variety of industries including wire and cable, construction and electronics. The Company’s strategy is to maximize its core businesses while seeking future opportunities through selective acquisitions. The Company is organized into four major operating divisions. All operating divisions are part of the Company’s Specialized Manufacturing segment with the exception of Chase EMS, which is part of the Company’s Electronic Manufacturing Services segment. A summary of the Company’s operating divisional structure as of August 31, 2006 is as follows:

Division	Primary Manufacturing Location(s)	Background/History	Key Products & Services
SPECIALIZED MANUFACTURING SEGMENT
Chase Coating & Laminating	Randolph, MA	This operating facility has been producing products for the wire and cable industry for more than 50 years. This was one of the Company’s first operating facilities.

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

Manufacture tape and related products for the electronic and telecommunications industries using the brand name, Chase & Sons®.

Paper Tyger® is a trademark for laminated durable papers sold to the envelope converting and commercial printing industries. The Company’s Paper Tyger products are marketed under the names Paper Tyger, NaturalWhite and SuperWhite.

	Paterson, NJ	In February 2003, Chase Facile, Inc. (“Chase Facile®”), a wholly-owned subsidiary of the Company, acquired certain assets of Facile, Inc. (“Facile”), located in Paterson, New Jersey.	Flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets including Insulfab®, an insulation material used in the aerospace industry.
	Taylorsville, NC	In January 2004, the Company purchased certain manufacturing equipment and began manufacturing operations at this facility.

Flexible packaging for industrial and retail use. Slit film for the building wire market and for telecommunication cable. This facility also produces laminated films for the flexible packaging industry

Chase Specialty Coatings	Pittsburgh, PA	The HumiSeal business and product lines were acquired more than thirty five years ago.	Protective conformal coating under the brand name HumiSeal®, moisture protective coatings sold to the electronics industry.
Pittsburgh, PA

The Royston business was acquired more than thirty years ago. Additionally in April 2005, the Company acquired certain assets of E-Poxy Engineered Materials whose product lines are now also manufactured in Pittsburgh.

Protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood which are sold to oil companies, gas utilities, and pipeline companies.

Rosphalt50®, an asphalt additive used predominantly on bridge decks for waterproofing protection.

Bridge deck waterproofing systems, reflective cracking and waterproofing membranes, as well as high performance polymeric asphalt additives.

Chase Specialty Coatings	Evanston, IL	In November 2001, the Company acquired substantially all of the assets of Tapecoat, a division of T.C. Manufacturing Inc.	Manufacture protective coatings and tape products across several markets.
	Camberley, Surrey, England	In October 2005, the Company acquired all of the capital stock of Concoat Holdings Ltd. and its subsidiaries. In 2006 Concoat was renamed Humiseal Europe.	Concoat had been an agent, distributor and manufacturing licensee of Chase Corporation’s HumiSeal® product line for nearly 25 years

NEQP	Newburyport, MA	In July 1999, the Company acquired Northeast Quality Products, Co. Inc., (“NEQP”).	Specialty printer producing custom pressure sensitive labels.
ELECTRONIC MANUFACTURING SERVICES SEGMENT
Chase EMS (also known as “RWA”)	Winchester, MA	In May 1999, the Company acquired RWA, Inc. (“RWA”). Effective in fiscal 2005, this division moved to Winchester, MA from Melrose, MA and is now doing business as Chase EMS.	Assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Other Business Developments

Acquisition of Capital Services

On September 1, 2006 (fiscal year 2007), Chase Corporation acquired all of the capital stock of Capital Services Joint Systems of Schenectady, New York (“Capital Services”) for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications. The value of the holdbacks and retentions total approximately $110,000. The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets. The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-poxy products over the four years ending August 31, 2010.

Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This new acquisition joins Chase’s Royston and E-poxy Engineered Materials brands to form the Construction Products group of Chase Specialty Coatings.

International Operations—Humiseal Europe (formerly Concoat)

On October 14, 2005, Chase Corporation acquired all of the capital stock of Concoat Holdings Limited and its subsidiaries of Camberley, Surrey, England for approximately US $9,300,000 (using foreign exchange rates at the time of the transaction), subject to adjustments and holdbacks including balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The outstanding balances of the holdbacks and retentions as of August 31, 2006 totaled approximately $446,000 and have been recorded in accrued expenses as of year end. The transaction did not include the equipment portion of the Concoat business known as Concoat Systems which was spun off prior to Chase’s acquisition. The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets.

Concoat had been an agent, distributor and manufacturing licensee of Chase Corporation’s HumiSeal product line for nearly 25 years. In fiscal 2006 this division was renamed Humiseal Europe. The Company believes that this acquisition will strengthen the HumiSeal/Concoat conformal coatings business and serve as a foundation for Chase Corporation in Europe.

Acquisition of E-Poxy Engineered Materials

In April 2005, the Company acquired the assets of E-Poxy Engineered Materials, LLC (“E-Poxy”), based in Albany, New York. The E-Poxy business specializes in expansion and control joint systems designed for roads, bridges, stadiums and airport runways. Its product lines also include specialty bonding agents, grouts, mortars, injection resins, secondary containment systems and protective coatings. The purchase price for this acquisition was $693,000 with additional contingent payments to be made by the Company if certain revenue targets are met with respect to E-Poxy’s products over the four years ending March 31, 2009. The E-Poxy products are being manufactured in the Company’s Pittsburgh facility and are part of the Chase Specialty Coatings division.

Products and Markets

The Company’s principal products are protective coatings and tape products that are sold by Company salespeople and manufacturers’ representatives. In the Company’s Specialized Manufacturing segment, these products consist of: (i) insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers ; (ii) protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete and wood, which are sold to oil companies, gas utilities and pipeline companies; (iii) protectants for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities; (iv) moisture protective coatings, which are sold to the electronics industry; (v) laminated, durable papers, which are produced and sold primarily to the envelope converting and commercial printing industries; (vi) flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets and (vii) expansion and control joint systems designed for roads, bridges, stadiums and airport runways. In addition, the Company’s Electronic Manufacturing Services segment provides circuit board assembly and contract manufacturing services to electronic goods manufacturers. There is some seasonality with the Company’s product offerings sold into the construction market as increased demand is often experienced when temperatures are warmer (typically the Company’s fourth fiscal quarter) with less demand occurring when temperatures are colder (typically the second fiscal quarter). The Company’s business and the Company has introduced no new products or segments requiring an investment of a material amount of the Company’s assets.

Employees

As of October 31, 2006, the Company employed approximately 362 people (including certain union employees). The Company believes that its relationship with its employees is good.

Backlog, Customers and Competition

As of October 31, 2006, the backlog of orders believed to be firm was approximately $12,691,000, of which $7,356,000 was related to the Company’s Electronic Manufacturing Services segment. This compared with a total of $9,215,000 as of October 31, 2005 of which $4,411,000 was associated with the Company’s Electronic Manufacturing Services segment. The backlog is not seasonal. During fiscal 2006, 2005 and 2004, no customer accounted for more than 10% of sales. No material portion of the Company’s business is subject to renegotiation or termination of profits or contracts at the election of the government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

The Company owns the following trademarks: HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons® and Chase Facile® , trademarks for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; Insulfab®, a trademark for insulation material used in the aerospace industry; Paper Tyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; and Eva-Pox® and Ceva®, trademarks for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry. The Company has no other material trademarks, licenses, franchises, or concessions. The Company holds various patents but believes that, at this time, they are not material to the success of the business.

Working Capital and Research and Development

There are no special practices followed by the Company relating to working capital. Approximately $1,900,000, $1,500,000, and $1,200,000 was spent for Company-sponsored research and development during fiscal 2006, 2005 and 2004, respectively. Research and development increased by $400,000 in fiscal 2006 compared to 2005 primarily due to increased expenses at the Company’s Coating & Laminating division. This increase related to higher materials expense in developing new products for the Paper Tyger and Chase BLH2OCK product lines.

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

ITEM 1A—RISK FACTORS

The following risk factors should be read carefully in connection with evaluating the Company’s business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect the Company’s business, operations, industry or financial position or its future financial performance. While the Company believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect its business, operations, industry, financial position and financial performance in the future.

The Company currently operates in a mature market where increases or decreases in market share could be significant.

The Company’s sales and net income are largely dependent on recurring sales from a consistent and established customer base. Organic growth opportunities are minimal; however, the Company has and will continue to use strategic acquisitions as a means to build and grow the business. In this business environment, increases or decreases in market share could have a material effect on our business condition or results of operation. We face intense competition from a diverse range of competitors, including operating divisions of companies much larger and with far greater resources than the Company. If we are unable to maintain our market share, our business could suffer.

The Company’s business strategy includes the pursuit of strategic acquisitions, which may not be successful if they happen at all.

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

Even if the Company does identify a suitable acquisition target and is able to negotiate and close a transaction, the integration of an acquired business into the Company’s operations involves numerous risks, including potential difficulties in integrating an acquired company’s product line with the Company’s own; the diversion of the Company’s resources and management’s attention from other business concerns; the potential loss of key employees; risks associated with entering a new geographical or product market; and the day-to-day management of a larger and more diverse combined company. The Company may not realize the synergies, operating efficiencies, market position or revenue growth it anticipates from acquisitions and its failure to effectively manage the above risks and other problems associated with acquisitions could have a material adverse effect on its business, growth prospects and financial performance.

Fluctuations in the supply and prices of raw materials may negatively impact the Company’s financial results.

The Company obtains the raw materials needed to manufacture its products from a number of suppliers. Many of these raw materials are petroleum-based derivatives. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. If the prices of raw materials increase, and the Company is unable to pass these increases on to its customers, the Company could experience reduced profit margins.

The Company is dependent on key personnel.

The Company depends significantly on its President and Chief Executive Officer, Peter R. Chase, and on other key employees. The loss of the services of any of these key employees could have a material impact on the Company’s business and results of operations. In addition, the Company’s acquisition strategy will require that it attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on the Company’s ability to remain competitive in the future.

The financial impact of implementing the internal control provisions of the Sarbanes-Oxley Act imposes significant costs on small businesses such as Chase.

Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management will be required to conduct an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and issue a report on the effectiveness of those controls in its annual report, once the transition rules are effective as to the Company. The Company’s independent registered public accounting firm will need to attest to management’s report. These costs will be greatest during the implementation phase of the project, which will last through at least August 2008. The Company expects ongoing compliance costs beyond the initial implementation to lessen; however, they will still be present in future fiscal years. Proposed SEC rules may, if finalized in their current form, extend the effective date of these regulations as they apply to the Company, or impose a graduated implementation schedule for smaller companies. Under currently applicable rules, the Company will need to fully comply with the internal control provisions of Section 404 of the Sarbanes-Oxley Act as of August 31, 2008.

ITEM 2—PROPERTIES

The Company owns office and manufacturing properties and leases office and manufacturing space as outlined in the table below. All properties are used by the Company’s Specialized Manufacturing segment except for Corporate and the Chase EMS division. The Chase EMS property is used by the Company’s Electronic Manufacturing Services segment.

Location	Square Feet	Operating Division	Owned / Leased	Principal Use
Bridgewater, MA	5,200	Corporate	Owned	Corporate headquarters and executive office
West Bridgewater, MA	35,700	Corporate	Owned	Space leased to Sunburst under a 36-month lease agreement currently expiring December 2006
Randolph, MA	77,500	Coating & Laminating	Owned	Manufacture of electrical protective coatings and tape products
Webster, MA	25,000	Coating & Laminating	Owned	Manufacture of tape and related products for the electronic and telecommunications industries
Paterson, NJ	40,000	Coating & Laminating	Leased	Manufacture of tape and related products for the electronic and telecommunications industries
Taylorsville, NC	50,000	Coating & Laminating	Leased	Manufacture of flexible packaging for industrial and retail use
Cranston, RI	500	Coating & Laminating	Leased	Head sales office for Coating & Laminating division
Middlefield, CT	625	Coating & Laminating	Leased	Support sales office for Paper Tyger product line
Taunton, MA	5,200	Chase Specialty Coatings	Leased	Research and development for Humiseal product line
Pittsburgh, PA	44,000	Chase Specialty Coatings	Owned	Manufacture and sale of protective coatings and tape products

Evanston, IL	100,000	Chase Specialty Coatings	Owned	Manufacture and sale of protective coatings and tape products
Albany, NY	10,000	Chase Specialty Coatings	Leased	Support sales office for E-Poxy product line
Newburyport, MA	15,000	Northeast Quality Products, Co, Inc.	Leased	Manufacture and sale of custom pressure-sensitive labels
Winchester, MA	25,000	Chase EMS	Leased	Manufacturing and sales for the Electronic Manufacturing Services segment
Camberley, Surrey, England	6,700	Humiseal Europe	Leased	Manufacture and sales of protective coatings

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

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date has since been postponed and no new trial date has been set. Since that time, the Ohio lawsuit has been inactive with respect to Chase. The Company had been a defendant in another personal injury lawsuit in Mississippi alleging injury from exposure to asbestos contained in certain Chase products. However, the Company was dismissed without prejudice from that lawsuit in June 2005.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of the Company’s fiscal year ended August 31, 2006.

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company’s sole Executive Officer as of August 31, 2006. Each officer of the Company is selected by the Company’s Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years.
Peter R. Chase	58	Chief Executive Officer of the Company since September 1993 and President of the Company since April 1992.

On November 21, 2006 the Board of Directors of the Company, acting upon the recommendation of its Nominating and Governance Committee, appointed Peter R. Chase to the position of Chairman of the Board, effective February 5, 2007, the date of the Annual Meeting of Shareholders for fiscal year 2006. Mr. Chase will continue to serve as President and Chief Executive Officer.

In addition, continuing the management transition plan announced February 3, 2006, and upon the recommendation of its Compensation and Management development Committee the Board appointed three additional executive officers effective February 5, 2007. On such date:

Adam P. Chase will become the Company’s Chief Operating Officer. Adam Chase, age 34, is currently the Company’s Vice President—Operations since February 3, 2006. He served as VP & General Manager Chase Coating & Laminating Division since March 2003. Prior to that he was Corporate Controller from September 1998 through January 2004. Before joining Chase Corporation he was employed by Brown Brothers Harriman. Mr. Chase is the son of Peter R. Chase and the nephew of Mary Claire Chase. His new title will be Vice President and Chief Operating Officer.

Kenneth L. Dumas will become the Company’s Treasurer and Chief Financial Officer. Mr. Dumas, age 35, has served as the Company’s Director of Finance since February 2006, was named Corporate Controller in January 2004 and was Assistant Controller for the Company from his hire in April 2003. Prior to that time he was employed by PricewaterhouseCoopers as a Senior Manager in their Audit Practice. His new title will be Treasurer and Chief Financial Officer.

Terry Jones will become the Company’s Chief Marketing Officer. Mr. Jones, age 45, is currently the Company’s Vice President Marketing and Business Development, a position he has held since February 2006. Mr. Jones joined the Company in August 2002 as Vice President Specialty Coatings Division. Prior to joining Chase he was employed by Schenectady International, Inc. as General Manager Europe—Polymer Division. His new title will be Vice President Business Development and Chief Marketing Officer.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange (Symbol: CCF). The approximate number of common stock shareholders of record on October 31, 2006 was 1,260, and the closing price of Chase Corporation’s common stock was $21.99 per share as reported by the American Stock Exchange.

The following table sets forth the high and low sales prices for the Company’s common stock as reported by the American Stock Exchange for each quarter in the fiscal years ended August 31, 2006 and 2005:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$15.01	$14.06	$16.80	$15.36
Second Quarter	15.55	14.10	17.25	15.55
Third Quarter	15.30	14.13	16.44	13.01
Fourth Quarter	16.94	14.40	14.50	13.70

The Company paid a cash dividend per common share of $0.40, $0.35, and $0.35 for the years ended August 31, 2006, 2005 and 2004, respectively. The cash dividend for each fiscal year was paid subsequent to year end. Certain of the Company’s borrowing facilities contain financial covenants which may have the effect of limiting the amount of dividends that the Company can pay.

The following table summarizes the Company’s stock option plans as of August 31, 2006. Further details on the Company’s stock option plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company’s stock option plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding option	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	405,000	$10.81	148,502
2001 Non-Employee Director Stock Plan	42,820	11.77	5,000
Total	447,820	$10.90	153,502

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data”

	Fiscal Years Ended August 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$108,442	$91,389	$87,084	$74,566	$69,348
Income before minority interest	6,114	4,849	5,101	5,318	4,343
Income (loss) from unconsolidated joint venture	—	22	26	(60)	120
Loss on impairment of unconsolidated joint venture	—	(83)	(500)	—	—
Net income	6,114	4,788	4,627	5,258	4,463
Net income per common share—basic	$1.57	$1.27	$1.22	$1.30	$1.10
Net income per common share—diluted	$1.53	$1.22	$1.16	$1.25	$1.08
Balance Sheet Data
Total assets	$78,837	$63,927	$59,257	$57,734	$53,305
Long-term debt and capital leases	10,288	9,569	8,343	6,005	6,781
Total stockholders’ equity	46,074	38,840	36,980	37,609	33,284
Cash dividends per common share(1)	$0.40	$0.35	$0.35	$0.31	$0.27

(1)            Single annual dividend payments declared and paid subsequent to fiscal year end.

Note: Information related to the Company’s acquisitions and dispositions can be found in the Overview and Recent Developments sections of “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2006	2005	2004
	(dollars in thousands)
Revenue	$108,442	$91,389	$87,084
Net Income	$6,114	$4,788	$4,627
Increase (decrease) in revenue from prior year
Amount	$17,053	$4,305	$12,518
Percentage	19%	5%	17%
Increase (decrease) in net income from prior year
Amount	$1,326	$161	$(631)
Percentage	28%	3%	(12)%
Percentage of revenue:
Revenue	100%	100%	100%
Expenses:
Cost of products and services sold	72%	72%	71%
Selling, general and administrative expenses	18	18	18
Loss on impairment of goodwill	0	0	1
Other expenses	1	1	0
Income before income taxes and minority interest	9	9	10
Income taxes	3	4	4
Income before minority interest	6	5	6
Loss on impairment of unconsolidated joint venture	0	0	1
Net income	6%	5%	5%

Recent Developments

In April 2005 (fiscal year 2005), the Company acquired the assets of E-Poxy Engineered Materials, LLC (“E-Poxy”), based in Albany, New York. The E-Poxy business specializes in expansion and control joint systems designed for roads, bridges, stadiums and airport runways. The E-Poxy products are being manufactured in the Company’s Pittsburgh facility and are part of the Chase Specialty Coatings division.

In October 2005 (fiscal 2006), Chase Corporation acquired all of the capital stock of Concoat Holdings Limited and its subsidiaries of Camberley, Surrey, England for approximately US $9,300,000 (using foreign exchange rates at the time of the transaction), subject to adjustments and holdbacks including balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The outstanding balances of the holdbacks and retentions total approximately US $446,000 and have been recorded in accrued expenses as of August 31, 2006. The transaction did not include the equipment portion of the Concoat business known as Concoat Systems which was spun off prior to Chase’s acquisition.

Concoat (which was renamed Humiseal Europe in fiscal 2006) had been an agent, distributor and manufacturing licensee of Chase Corporation’s HumiSeal product line for nearly 25 years. The Company believes that this acquisition will strengthen the HumiSeal/Concoat conformal coatings business and serve as a foundation for Chase Corporation in Europe.

On September 1, 2006 (fiscal 2007), Chase Corporation acquired all of the capital stock of Capital Services Joint Systems of Schenectady, New York (“Capital Services”) for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications. The value of the holdbacks and retentions total approximately $110,000. The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-poxy products over the four years ending August 31, 2010.

The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets. Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This new acquisition joins Chase’s Royston and E-poxy Engineered Materials brands to form the Construction Products group of Chase Specialty Coatings.

Overview

Strategic acquisitions, efficiency improvements and strong demand contributed to significant revenue and profit increases for the fiscal year 2006. Keen attention to the manufacturing cost structure of the business led to improvements in the profitability within the Company’s Specialized Manufacturing segment in spite of the impact of raw material and energy cost increases. Where possible, sales price increases have been implemented and will partially alleviate the increased costs going forward. The Company anticipates that continued strong revenue growth, combined with a stabilization of oil prices will assist it in leveraging its fixed costs.

The Company’s Electronic Manufacturing Services segment showed strong revenue growth in the second half of fiscal year 2006, with new customers brought on in the first half of the year contributing to the increased revenues. With the relocation to the new Winchester plant in March 2005, the Company is beginning to see positive results in the form of new customers and improved productivity related to equipment enhancements.

As in the past three years, the Company continues to identify and pursue efficiency enhancements to its manufacturing operations as a means of better positioning its businesses and maximizing resources.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

		Income Before
		Income Taxes and		% of
	Revenue	Minority Interest		Revenue
Fiscal 2006
Specialized Manufacturing	$95,418	$14,960	(a)	16%
Electronic Manufacturing Services	13,024	1,072		8
	$108,442	16,032		15
Less corporate and common costs		(7,068	)(b)
Income before income taxes and minority interest		$8,964
Fiscal 2005
Specialized Manufacturing	$79,461	$11,756		15%
Electronic Manufacturing Services	11,928	1,188		10
	$91,389	12,944		14
Less corporate and common costs		(5,260	)(c)
Income before income taxes and minority interest		$7,684
Fiscal 2004
Specialized Manufacturing	$69,449	$11,082		16%
Electronic Manufacturing Services	17,635	2,065	(d)	12
	$87,084	13,147		15
Less corporate and common costs		(4,637)
Income before income taxes and minority interest		$8,510

(a)            Includes loss on impairment of goodwill of $457,000.

(b)            Includes stock compensation expense of $1,735,000 and net deferred compensation expense of $814,000.

(c)            Includes legal settlement of $520,000 related to litigation with Tyco Adhesives.

(d)            Includes loss on impairment of goodwill of $579,000.

Total Revenues

Total revenues for fiscal 2006 increased $17.0 million or 19% to $108.4 million from $91.4 million in the prior year. Revenues in the Company’s Specialized Manufacturing segment were $95.4 million in fiscal 2006 compared to $79.5 million in fiscal 2005. The increase in revenues from the Company’s Specialized Manufacturing segment in fiscal 2006 is primarily due to the following: (a) $1.1 million from the acquisition of the E-Poxy business which was acquired in fiscal 2005 and whose results were included for the full year in fiscal 2006 compared to 5 months in fiscal 2005 (b) $4.4 million from the acquisition of Concoat in fiscal 2006, and (c) $1.3 million in increased sales of the Coating & Laminating division’s Chase BLH2OCK® product and wire and cable products which were a result of oil and gas companies increasing maintenance budgets, increased industrial power and power transmission projects and significant roadway infrastructure enhancement projects.

The increased revenues in Specialized Manufacturing were complemented by an increase in revenues from the Company’s Electronic Manufacturing Services segment during the year. Revenues from the EMS segment increased $1.1 million or 9% to $13.0 million for the year ended August 31, 2006 compared to $11.9 million for fiscal 2005. This increase was primarily due to new customer orders and increased demand from existing customers as the softness in the assembly market seen in fiscal 2005 began to strengthen in the latter half of fiscal 2006 resulting in stronger demand for EMS services.

Royalty revenues in the Specialized Manufacturing segment increased $133,000 or 12% for the year ended August 31, 2006 compared to fiscal 2005. The increase for the year is primarily attributable to increased royalty rates to existing customers, offset by the loss of royalty revenue attributable to the Company’s acquisition of Concoat, which was a source of royalty income before it was acquired by the Company in fiscal 2006.

Export sales from continuing domestic operations to unaffiliated third parties were $14.1 million, $12.3 million, and $9.0 million for the years ended August 31, 2006, 2005 and 2004, respectively. The increase in export sales in fiscal 2006 was primarily due to strong demand for the Company’s product offerings to the wire and cable industry. The Company does not anticipate any material change to export sales during fiscal 2007.

Total revenues for fiscal 2005 increased $4.3 million or 5% to $91.4 million from $87.1 million in fiscal 2004. Revenues in the Company’s Specialized Manufacturing segment were $79.4 million in fiscal 2005 compared to $69.4 million in fiscal 2004. The increase in revenues for the Company’s Specialized Manufacturing segment was primarily due to the following: (a) the acquisition of the E-Poxy and Paper Tyger businesses; (b) increased sales of the Coating and Laminating division’s wire and cable product lines; (c) continued increased demand for Chase BLH2OCK®; (d) increased demand for HumiSeal® products. The Company’s Electronic Manufacturing Services segment revenues decreased $5.7 million for fiscal 2005 compared to fiscal 2004. This segment’s revenues were negatively affected by the December 2003 sale of Sunburst Electronic Manufacturing Solutions, Inc., which accounted for $2.5 million in revenues in the first half of fiscal year 2004 (Sunburst revenues were included for only three months of fiscal year 2004 prior to being sold.) Royalty arrangements in the Specialized Manufacturing segment were relatively flat for fiscal 2005 compared to fiscal 2004.

Cost of Products and Services Sold

Cost of products and services sold increased $11.4 million or 17% to $77.6 million for the fiscal year ended August 31, 2006 compared to $66.2 million in fiscal 2005. As a percentage of revenues, cost of products and services sold remained flat at 72% in fiscal 2006 and 2005.

Cost of products and services sold in the Company’s Specialized Manufacturing segment for the fiscal year ended August 31, 2006 were $66.6 million compared to $56.3 million in fiscal 2005. The majority of the dollar value increase was a result of increased revenues during 2006. As a percentage of revenues, cost of products and services sold in the Company’s Specialized Manufacturing segment decreased to 70% in the year ended August 31, 2006, compared to 71% in the same period in fiscal 2005.

Management’s continued focus on improving manufacturing efficiencies as well as continued emphasis on strategic purchases helped offset raw material cost increases on some of the Company’s key product lines. The Company anticipates that continued strong revenue growth in the Specialized Manufacturing segment, combined with a stabilization of oil prices, will continue to assist it in leveraging its fixed costs.

Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $11.0 million for the fiscal year ended August 31, 2006 compared to $9.9 million in fiscal 2005. The dollar value increase in cost of products and services sold is primarily attributable to increased revenues in fiscal 2006 coupled with an increase in fixed manufacturing costs attributable to the new Winchester plant as well as increases in raw material costs. As a percentage of revenues, cost of products and services sold in this segment increased slightly to 84% for fiscal 2006 compared to 83% for fiscal 2005.

In fiscal 2005, cost of products and services sold increased $4.5 million or 7% to $66.2 million compared to $61.7 million in the prior fiscal year. Cost of products and services sold in the Company’s Specialized Manufacturing segment were $56.3 million in fiscal 2005 compared to $49.9 million in fiscal 2004. Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $9.9 million in fiscal 2005 compared to $11.8 million in fiscal 2004. The majority of the dollar value increase in the Specialized Manufacturing segment was a direct result of increased revenues in fiscal 2005. As a percentage of revenues, cost of products and services sold increased to 72% in fiscal 2005 compared to 71% in fiscal 2004. This increase was primarily due to the following: (a) increased sales of lower margin products in the Company’s Specialized Manufacturing segment; (b) increased raw material costs across some of the Company’s key product lines; and (c) inclusion of a full twelve months of sales related to the Paper Tyger product line which have lower margins compared to some of the Company’s other product lines. The dollar value decrease in the Electronic Manufacturing Services segment was a direct result of decreased revenues in fiscal 2005 compared to fiscal 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million or 8% to $18.1 million during fiscal 2006 compared to $16.6 million in fiscal 2005. As a percentage of revenues, selling, general and administrative expenses were 17% for the year ended August 31, 2006 compared to 18% for the year ended August 31, 2005. The dollar increase in fiscal 2006 relates primarily to additional expenses associated with the Company’s newly acquired Humiseal Europe operations; increased salary and benefit costs; health care costs; information technology and telecommunication costs; and higher public company expenses, including accounting and legal fees. The percentage decrease during fiscal 2006 compared to fiscal 2005 can be attributed to the Company’s increased revenue base and ongoing efforts to leverage its fixed costs wherever possible. Additionally, in fiscal 2005, the Company spent approximately $300,000 in legal costs as part of its outstanding litigation and legal settlement with Tyco.

Selling, general and administrative expenses increased $747,000 or 5% to $16.6 million in fiscal 2005 compared to $15.9 million in fiscal 2004. As a percent of revenues, selling, general and administrative expenses remained flat in fiscal 2005 at 18%, unchanged from fiscal 2004. The dollar increase in fiscal 2005 relates primarily to salary and benefits, including health care costs; information technology and telecommunication costs; and higher public company expenses, including accounting and legal fees. The Company also had increased selling expenses related to its Paper Tyger and E-Poxy sales offices as well as a proportionate increase in commissions associated with the increased revenues in fiscal 2005.

Bad debt expense, net of recoveries, was steady at $167,000 in fiscal 2006 compared to $166,000 in fiscal 2005 and $397,000 in fiscal 2004. The decrease in 2005 was a result of management’s strict adherence to credit policies and guidelines as well as continued focus and active management and maintenance of the accounts receivable function.

Stock Based Compensation

The Company recorded non-cash stock based compensation expense in the amount of $1,735,000 in fiscal 2006. This charge relates to the issuance of 98,250 shares of Company stock to certain key members of management and 6,100 shares to members of the Board of Directors in recognition of services performed during fiscal years 2002 through 2005. The Company is also ratably recognizing expense for additional stock based compensation granted to members of the Board of Directors and key members of management. The Board of Director’s stock based compensation is for services from February 2006 through January 2007. Stock based compensation for key members of management is based on the fiscal year 2006 results and is vesting over the period from February 2006 through August 31, 2008.

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

The $1,790,000 in additional cash provided the Company with increased flexibility in building its core businesses and looking for strategic acquisitions. Furthermore, by surrendering these two split dollar life insurance policies, the Company can cease making premium payments on these policies which are not currently tax deductible and will now receive a tax deduction on the quarterly annuity payments as they are made.

Legal Settlement

On June 14, 2005, the Company filed a stipulation of dismissal with prejudice resolving outstanding litigation with Tyco Adhesives arising out of Tyco’s allegations that the Company had improperly used Tyco trade secrets and confidential information. The Company had denied all liability and vigorously defended the case. While believing that it had meritorious defenses to Tyco’s claims, in a settlement agreement effective June 5, 2005, the Company and two of its former employees settled the matter prior to trial for a cash payment of $520,000 to avoid a prolonged and expensive trial. The settlement releases the Company as well as the two former employees for liability for all past actions. The Company also agreed not to use Tyco’s trade secrets and confidential information with respect to the pressure sensitive tape business in the future. The Company believes that this restriction will not interfere with planned future business activities.

Loss on Impairment of Goodwill

As discussed in the notes of the Company’s consolidated financial statements, the Company concluded the carrying amount of goodwill for the Northeast Quality Products (NEQP) division was not fully recoverable and an impairment charge of $457,000 was recorded as of May 31, 2006. Goodwill related to NEQP, having a pre-impairment book value of $1,117,000, was written down to its fair value of $660,000.

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

Interest Expense

Interest expense was $1,018,000 in fiscal 2006 compared to $496,000 and $346,000 in fiscal 2005 and 2004, respectively. The increase in interest expense is a direct result of (a) increased debt due to the October 2005 acquisition of Concoat (b) increased debt from the April 2005 acquisition of E-Poxy and (c) rising interest rates over the past two years. The increase in interest expense was partially offset by the Company’s ability to reduce overall debt balances through principal payments from operating cash flows. The Company anticipates interest expense in fiscal 2007 to be comparable to fiscal 2006 due in part to additional borrowings related to its acquisition of Capital Services in September 2006 offset by the Company’s ability to pay down its debt through operating cash flows and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $15,000 to $183,000 for the year ended August 31, 2006 compared to $168,000 in the prior year. Other income consists predominantly of monthly rental income of $11,900 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a 36 month rental agreement entered into in conjunction with the Company’s sale of Sunburst in December 2003. The fiscal year 2006 increase in other income consists primarily of bank interest earned by the Company’s Humiseal Europe division.

Income Taxes

The effective tax rate for fiscal 2006 was 32.0% compared to 37.0% and 40.0% in fiscal 2005 and 2004, respectively. In all three years, the Company has received the benefit of strong export sales and foreign tax credits. In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $1.3 million. This capital loss expires in 2008 and will be used to offset any capital gains generated by the Company in future periods. In November 2005, the Company concluded that it was more likely than not that the total deferred tax asset in the form of capital loss carryforwards of $1.7 million would be realized prior to its expiration in 2008 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in fiscal 2006 resulting in a tax benefit of $635,000. As a result, the effective tax rate in fiscal year 2006 is 38% with a net effective rate after reversal of the valuation allowance of approximately 32% compared to 37% in fiscal year 2005.

Income (Loss) from Unconsolidated Joint Venture

The income (loss) from unconsolidated joint venture relates to a 42% equity position in the Stewart Group, Inc. (“SGI”), located in Toronto, Canada, and held by the Company until 2005. In fiscal 1995, the Company formed SGI as a joint venture with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. In accordance with the Company’s accounting policies, the carrying value of this investment was reviewed periodically or whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable and impairment may exist.

In fiscal year 2004, an impairment of $500,000 related to the Company’s investment in SGI was recorded due to changes in SGI’s projected future cash flows due to the expected future loss of a key customer. This impairment charge was determined based upon an updated understanding of SGI’s businesses through discussions with SGI’s majority shareholder as well as an analysis of SGI’s projected future cash flows.

In May 2005, the Company recorded an impairment charge of $83,000 related to the Company’s investment in SGI as discussed above.

In June 2005, the Company sold all of its remaining investment interest in SGI to the majority shareholder of SGI (SGL Holdings Ltd.) for $450,000 plus potential additional contingent consideration as defined in the Share Purchase Agreement between the parties. Through August 31, 2006, the threshold required for additional consideration had not been met.

Net Income

Net income in fiscal 2006 increased $1.3 million or 28% to $6.1 million compared to $4.8 million in fiscal 2005. The increase in net income in the current year is primarily due to increased revenue growth in the Company’s core product lines coupled with the Company’s ability to leverage its fixed costs. These benefits were partially offset by the loss on impairment of goodwill from NEQP of $457,000, stock based compensation of $1,735,000 and deferred compensation expense of $814,000 as discussed previously. Additionally, the Company received the benefit of a lower effective tax rate for the year ended August 31, 2006 which is also discussed above.

Net income in fiscal 2005 increased 3% compared to fiscal year 2004. The increase in net income in the year ended August 31, 2005 is a direct result of three significant charges recorded in fiscal 2004: (a) the impairment of the Company’s investment in unconsolidated joint venture, SGI, of $500,000 (b) the impairment of goodwill related to Sunburst of $579,000, and (c) the after tax losses of the Company’s Canadian operations, which were approximately $498,000 in fiscal 2004, that did not recur in fiscal 2005, offset by the legal settlement and increased raw material costs and overall higher costs of products and services sold in fiscal 2005.

Liquidity and Sources of Capital

The Company’s cash balance increased $1,569,000 to $2,416,000 at August 31, 2006 from $847,000 at August 31, 2005. Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance. The higher cash balance at August 31, 2006 was primarily the result of the cash acquired as part of the Humiseal Europe acquisition as well as cash flow generated by this operation during the year. Management is currently reviewing the best use of cash in light of current tax guidelines.

Cash flow provided by operations was $10,348,000 for the year ended August 31, 2006 compared to $6,376,000 in the prior year. Cash provided by operations during fiscal year 2006 was primarily due to operating income offset by increased inventory and accounts receivable balances which were higher due to an increase in sales volume.

The ratio of current assets to current liabilities was 2.1 as of August 31, 2006 compared to 2.6 as of August 31, 2005. The decrease in the Company’s current ratio is primarily attributable to increases in accounts payable, accrued expenses including accrued income taxes and current portion of long term debt which exceeded increases to cash, inventory and accounts receivable. The increase in accounts payable was primarily related to inventory purchases at the end of the year necessary for expected increases in orders in the first quarter of fiscal 2007. Income taxes payable was higher as a result of increased fourth quarter profit in fiscal 2006 compared to fiscal 2005. The current portion of long-term debt also had increased due to the borrowing related to the Concoat acquisition.

Cash flow used in investing activities of $8,752,000 was primarily due to purchases of property, plant and equipment and the acquisition of the Concoat business, offset by cash received from the settlement of cash surrender value life insurance policies.

Cash flow used in financing activities of $159,000 was primarily due to the new term loan used to fund the Company’s acquisition of Concoat, offset by (a) payments made on the term loan and the Company’s line of credit arrangement; (b) payments of minimum taxes on stock grants and stock options; and (c) payment of the annual dividend.

On October 17, 2005, the Company announced a cash dividend of $0.35 per share (totaling approximately $1,358,000) to shareholders of record on October 31, 2005 which was paid on December 5, 2005.

On October 16, 2006, the Company announced a cash dividend of $0.40 per share (totaling approximately $1,598,000) to shareholders of record on October 31, 2006 and payable on December 4, 2006.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent. The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $4.8 million and 6.84%, respectively, at August 31, 2006. The Company had $5.2 million in available credit at August 31, 2006 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2007. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity. On February 28, 2006, the Company executed an amendment to this credit facility, extending its maturity to March 31, 2009.

As of October 31, 2006, the Company had $6.9 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2006.

In addition to this primary credit facility, the Company borrowed $7.8 million from Citizens Bank of Massachusetts in October 2005 in order to fund its acquisition of Concoat Holdings Limited. This borrowing involved an unsecured, five year term note with interest payments due monthly and principal payments due quarterly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.5% per annum. In addition to interest payments, which are due monthly, Chase Corporation must make quarterly payments of principal in the amount of $390,000 on each quarterly anniversary of the first interest payment date during the term of the note. The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $6.6 million and 6.90%, respectively, at August 31, 2006.

In September 2006 (fiscal 2007), the Company borrowed $1.8 million from Bank of America in order to fund its acquisition of Capital Services Joint Systems. This borrowing involved an unsecured, five year term note with interest payments due monthly and principal payments due quarterly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.5% per annum. Interest payments are due on the first day of each month. In addition to monthly interest payments, Chase Corporation must make quarterly payments of principal in the amount of $112,500 on each quarterly anniversary of the first interest payment date during the term of the note. The loan is subject to certain debt covenants similar to the Company’s credit facility as discussed above. Prepayment of the note is allowed at any time during the term of the loan.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

The Company does not have any significant off balance sheet arrangements.

The Company has no significant capital commitments in fiscal 2007 but plans on adding additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its manufacturing plants. Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2007 which are complementary to its business. The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurances that such financing will be available at favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at August 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods. The table below does not reflect the long term debt under the five year Bank of America note related to the acquisition of Capital Services discussed above since it was entered into after the end of fiscal 2006.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years
Long-term debt	$13,223,000	$2,935,000	$9,898,000	$390,000	$—
Operating leases	1,918,000	529,000	889,000	180,000	320,000
	$15,141,000	$3,464,000	$10,787,000	$570,000	$320,000

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending August 31, 2007. The Company is currently evaluating the impact of the provisions of FAS 158.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We will be required to initially apply SAB No. 108 during fiscal year 2007. The Company is assessing the impact, if any, the adoption of SAB No. 108 will have on its financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial position and cash flows.

In May 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligations used in FASB Statement 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 has not had a material effect on the Company’s results of operations, financial position or cash flows.

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

Inventories

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. The Company estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions and records reserves to reduce inventories to their estimated net realizable value. The failure to accurately forecast demand may lead to additional excess and obsolete inventory and future charges.

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

Forward-Looking Information

From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the “safe harbor,” the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on the Company’s business and results of operations; technological developments; performance issues with suppliers and subcontractors; the ability of the Company to renew its existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; rapid technology changes and the highly competitive environment in which the Company operates. These risks and uncertainties also include those risks outlined under Item 1A (Risk Factors) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company limits the amount of credit exposure to any one issuer. At August 31, 2006, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts. If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The Company’s domestic operations have limited currency exposure since all invoices are denominated in U.S. dollars. With the addition of the Company’s UK operations (Humiseal Europe, formerly Concoat) in fiscal 2006, the exposure to currency exchange fluctuation has increased. The Company is reviewing its policies and procedures to reduce this exposure while maintaining the benefit from this operation and sales to other European customers. Historically, the Company has maintained minimal cash balances outside the U.S. As of August 31, 2006, the Company had cash balances in the United Kingdom for its Humiseal Europe division denominated primarily in pounds sterling and equal to US $2,243,000. The Company expects to reduce this balance in fiscal 2007 by using the cash to pay down debt or for other strategic acquisitions.

The Company incurred a foreign currency translation gain in the year ended August 31, 2006 in the amount of $814,000 related to its Humiseal Europe division which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity. The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of Chase Corporation are filed as part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Chase Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

November 17, 2006

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31,
	2006	2005
ASSETS
Current Assets:
Cash	$2,416,097	$847,001
Accounts receivable, less allowance for doubtful accounts of $512,317 and $345,709	15,573,669	12,816,464
Inventories	16,627,393	13,889,339
Prepaid expenses and other current assets	526,874	1,389,981
Deferred income taxes	535,294	349,241
Total current assets	35,679,327	29,292,026
Property, plant and equipment, net	18,470,875	18,589,482
Other Assets
Goodwill	12,983,323	8,178,373
Intangible assets, less accumulated amortization of $2,116,873 and $1,414,680	6,093,678	1,351,959
Cash surrender value of life insurance	4,074,619	4,907,590
Restricted investments	1,355,005	1,325,457
Other assets	180,270	282,466
	$78,837,097	$63,927,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,033,683	$5,492,470
Accrued payroll and other compensation	2,029,357	1,673,000
Accrued expenses—current	2,721,528	1,604,515
Accrued income taxes	1,134,617	198,250
Accrued pension expense—current	384,000	354,531
Current portion of long-term debt	2,935,000	2,030,068
Total current liabilities	17,238,185	11,352,834
Long-term debt, less current portion	10,288,179	9,568,750
Deferred compensation	2,271,903	1,325,457
Accrued pension expense	830,838	2,343,397
Accrued expenses	446,202	—
Deferred income taxes	1,688,038	496,980
Commitments and Contingencies (Notes 6, 8 and 18)
Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 10,000,000 shares; 3,899,423 in 2006 and 3,818,665 in 2005 issued and outstanding	389,942	381,866
Additional paid-in capital	1,267,508	180,435
Accumulated other comprehensive income (loss)	893,887	(489,043)
Retained earnings	43,522,415	38,766,677
Total stockholders’ equity	46,073,752	38,839,935
Total liabilities and stockholders’ equity	$78,837,097	$63,927,353

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2006	2005	2004
Revenue
Sales	$107,160,497	$90,240,719	$85,887,635
Royalty and commissions	1,281,868	1,148,492	1,196,009
	108,442,365	91,389,211	87,083,644
Costs and Expenses
Cost of products and services sold	77,608,493	66,223,612	61,748,527
Selling, general and administrative expenses	19,764,707	16,633,882	15,887,050
Deferred compensation expense, net	814,034	—	—
Legal settlement	—	520,000	—
Loss on impairment of goodwill	457,000	—	579,182
Operating income	9,798,131	8,011,717	8,868,885
Interest expense	(1,017,654)	(495,653)	(345,918)
Other (expense)/income	183,594	167,844	(13,316)
Income before income taxes and minority interest	8,964,071	7,683,908	8,509,651
Income taxes	2,850,082	2,834,913	3,408,200
Income before minority interest	6,113,989	4,848,995	5,101,451
Loss on impairment of unconsolidated joint venture	—	(83,218)	(500,000)
Income from unconsolidated joint venture	—	22,487	25,965
Net income	$6,113,989	$4,788,264	$4,627,416
Net income per common and common equivalent share
Basic	$1.57	$1.27	$1.22
Diluted	$1.53	$1.22	$1.16
Weighted average shares outstanding
Basic	3,885,166	3,782,267	3,787,023
Diluted	3,983,607	3,909,751	4,005,011

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional			Accumulated Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2003	5,135,901	513,590	$4,342,224	1,088,584	$(4,687,565)	$(151,014)	$37,592,263	$37,609,498
Exercise of stock options	207,038	20,704	1,409,683					1,430,387
Stock based compensation			98,426					98,426
Tax benefit from exercise of stock options			577,951					577,951
Acquisition of common stock				250,000	(3,255,125)			(3,255,125)
Common stock received for sale of Sunburst				230,406	(3,000,000)			(3,000,000)
Cash dividend paid , $0.31 per share							(1,254,841)	(1,254,841)
Reclassification of treasury stock to common stock	(1,568,990)	(156,899)	$(6,428,284)	(1,568,990)	10,942,690		(4,357,507)	—
Currency translation adjustment						151,014		151,014	$151,014
Unrealized loss on marketable securities						(4,866)		(4,866)	(4,866)
Net income							4,627,416	4,627,416	4,627,416
Comprehensive income									$4,773,564
Balance at August 31, 2004	3,773,949	$377,395	$—	—	$—	$(4,866)	$36,607,331	$36,979,860
Common stock received to pay stautory minimum withholding taxes on restricted stock	(79,375)	(7,938)					(1,315,243)	(1,323,181)
Exercise of stock options	210,925	21,092	1,111,645					1,132,737
Shares withheld to pay statutory minimum taxes	(38,514)	(3,851)	(628,239)					(632,090)
Tax benefit from exercise of stock options			820,789					820,789
Non deductible compensation related to Restricted Stock			(336,296)					(336,296)
Common stock received for payment of stock option exercise	(48,320)	(4,832)	(787,464)					(792,296)
Cash dividend paid , $0.35 per share							(1,313,675)	(1,313,675)
Unrealized gain on marketable securities, net of tax						75,515		75,515	$75,515
Increase in minimum pension liability, net of tax						(559,692)		(559,692)	(559,692)
Net income							4,788,264	4,788,264	4,788,264
Comprehensive income									$4,304,087
Balance at August 31, 2005	3,818,665	$381,866	$180,435	—	$—	$(489,043)	$38,766,677	$38,839,935
Management stock grant	98,520	9,852	1,417,703					1,427,555
Exercise of stock options	26,072	2,607	271,150					273,757
Tax benefit from exercise of stock options			36,795					36,795
Common stock received for payment of stock option exercise	(11,697)	(1,170)	(171,356)					(172,526)
Common stock received to pay stautory minimum withholding taxes on common stock	(38,264)	(3,826)	(559,124)					(562,950)
Board of Directors stock grant	6,127	613	91,905					92,518
Cash dividend paid , $0.35 per share							(1,358,251)	(1,358,251)
Foreign currency translation adjustment						813,901		813,901	$813,901
Net unrealized loss on marketable securities, net of tax						10,389		10,389	10,389
Decrease in minimum pension liability, net of tax						558,640		558,640	558,640
Net income							6,113,989	6,113,989	6,113,989
Comprehensive income									$7,496,919
Balance at August 31, 2006	3,899,423	$389,942	$1,267,508	—	—	$893,887	$43,522,415	$46,073,752

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended August 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,113,989	$4,788,264	$4,627,416
Adjustments to reconcile net income to net cash provided by operating activities (Income) loss from unconsolidated joint venture		(22,487)	(25,965)
Loss on impairment of unconsolidated joint venture		83,218	500,000
Loss on sale of equipment	(600)	24,458	73,860
Loss on impairment of goodwill	457,000	—	579,182
Gain on settlement of life insurance policies	(404,833)
Depreciation	2,159,820	2,029,755	1,839,526
Amortization	702,193	178,716	149,145
Provision for losses on trade receivables	131,474	93,653	396,697
Stock issued for compensation	1,520,073	—	98,426
Excess tax benefit from exercise of stock options	(36,795)	820,789	577,951
Deferred taxes	(629,151)	(124,525)	571,883
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(2,232,227)	(769,468)	(1,107,604)
Inventories	(2,559,232)	(1,516,552)	(3,334,127)
Prepaid expenses & other assets	1,156,100	(357,385)	(499,978)
Accounts payable	1,649,827	(182,229)	525,266
Accrued expenses	240,909	1,226,680	1,142,020
Income taxes payable	1,132,089	—	(781,413)
Deferred compensation	946,446	102,746	185,593
Net cash provided by operating activities	10,347,872	6,375,633	5,517,878
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,786,427)	(3,127,657)	(3,190,691)
Purchases of intangible assets	3,275	—	(212,135)
Payments for acquisitions, net of cash acquired	(8,023,507)	(693,000)	(702,125)
Contingent purchase price for acquisition	(165,683)	(106,886)	—
Proceeds from sale of equipment	600	7,500	15,000
Investment in restricted investments, net of withdrawals	(19,159)	(27,231)	(185,593)
Proceeds from settlement of CSV life insurance policies	1,787,540	—	—
Return of capital of minority interests	—	—	84,998
Distributions from investment in minority interests	1,575	135,034	—
Proceeds from sale of investment in minority interest	—	150,000	—
(Increase) decrease in net cash surrender value of life insurance, net	(549,736)	(779,696)	651,417
Net cash used in investing activities	(8,751,522)	(4,441,936)	(3,539,129)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	31,985,683	25,225,173	23,945,142
Payments of principal on debt	(30,361,322)	(24,789,176)	(21,008,907)
Net payments under line-of-credit	—	—	(596,155)
Dividend paid	(1,358,251)	(1,313,675)	(1,254,841)
Proceeds from exercise of common stock options	101,231	340,441	1,430,387
Payments of statutory minimum taxes on stock options and restricted stock	(562,950)	(1,955,271)	—
Excess tax benefit from exercise of stock options	36,795	—	—
Repurchase of common stock	—	—	(3,255,125)
Net cash used in financing activities	(158,814)	(2,492,508)	(739,499)
INCREASE (DECREASE) IN CASH	1,437,536	(558,811)	1,239,250
Effect of foreign exchange rates on cash	131,560	—	—
CASH, BEGINNING OF PERIOD	847,001	1,405,812	166,562
CASH, END OF PERIOD	$2,416,097	$847,001	$1,405,812

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The principal accounting policies of Chase Corporation (the “Company”) and its subsidiaries are as follows:

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less from acquisition date to be cash equivalents. As of August 31, 2006, the Company had cash balances in the United Kingdom for its Humiseal Europe (formerly Concoat) division denominated primarily in pounds sterling and equal to US $2,243,000.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Intangible Assets

Intangible assets consist of patents, agreements, formulas, trade names, customer relationships and trademarks. The Company capitalizes costs related to patent applications and technology agreements. The costs of these assets are amortized using the straight-line method over the lesser of the useful life of the asset or its statutory life. Capitalized costs are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s restricted investments and corresponding deferred compensation liability under the plan were $1,355,005 and $1,325,457 at August 31, 2006 and 2005, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in stockholders’ equity.

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

Research and Product Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to approximately $1,900,000, $1,500,000 and $1,200,000 for the years ended August 31, 2006, 2005 and 2004, respectively.

Pension Plan

The projected unit credit method is utilized for measuring net periodic pension cost over the employee’s service life.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Based Compensation

The Company grants stock options to its employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is effective for the Company as of September 1, 2005. The Company has elected the modified prospective approach, as allowed under SFAS 123(R). The adoption of this statement had no impact on the Company’s balance sheet or results of operations since all outstanding stock options were fully vested prior to the date the Company adopted SFAS 123(R). Prior to August 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for employee options granted in the Consolidated Statements of Operations for the years ended August 31, 2005 and 2004, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Prior to the adoption of SFAS 123(R), the Company applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no share-based employee compensation cost was recognized in its net income. As required by SFAS 148 prior to the adoption of SFAS 123(R), the Company provided pro forma net income and pro forma net income per common share disclosures for share-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the pro forma effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for periods prior to the Company’s adoption of SFAS 123(R):

	Years Ended August 31,
	2005	2004
Net income, as reported	$4,788,264	$4,627,416
Add: Stock based compensation recorded, net of tax	—	59,056
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(617,732)	(927,357)
Net income, pro forma	$4,170,532	$3,759,115
Net income per share—as reported
Basic	$1.27	$1.22
Diluted	$1.22	$1.16
Net income per share—pro forma
Basic	$1.10	$0.99
Diluted	$1.07	$0.94

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended August 31, 2005. There were no options granted during the fiscal years ending August 31, 2006 and 2004.

2005
Expected Dividend yield	3.0%
Expected life	5 years
Expected volatility	125.0%
Risk-free interest rate	4.0%

Translation of Foreign Currency

The financial position and results of operations of the Company’s HumiSeal Europe division (previously Concoat) were measured using the British Sterling as the functional currency. Revenues and expenses of the division have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rate. Translation gains and losses are being deferred as a separate component of shareholders’ equity.

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

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock.

Employee equity share options, nonvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending August 31, 2007. The Company is currently evaluating the impact of the provisions of FAS 158.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company will be required to initially apply SAB No. 108 during fiscal year 2007. The Company is assessing the impact, if any, the adoption of SAB No. 108 will have on its financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial position and cash flows.

In May 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligations used in FASB Statement 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 has not had a material effect on the Company’s results of operations, financial position or cash flows.

Note 2—Inventories

Inventories consist of the following as of August 31, 2006 and 2005:

	2006	2005
Raw materials	$8,840,258	$7,193,428
Finished and in process	7,787,135	6,695,911
Total Inventories	$16,627,393	$13,889,339

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Property, Plant and Equipment

Property, plant and equipment consist of the following as of August 31, 2006 and 2005:

	2006	2005
Property, Plant and Equipment
Land and improvements	$971,323	$971,323
Buildings	7,757,627	7,679,614
Machinery and equipment	28,855,187	26,367,741
Leasehold improvements	1,770,529	1,680,526
Construction in progress	688,439	1,302,688
	40,043,105	38,001,892
Accumulated depreciation	(21,572,230)	(19,412,410)
Property, plant and equipment, net	$18,470,875	$18,589,482

Note 4—Goodwill and Intangible Assets

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit. These reporting units are also reportable segments (see Note 11). The purchase price allocation for the Company’s acquisition of Concoat Holdings Limited was completed during the quarter ended May 31, 2006 (see Note 15).

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2004	$1,933,983	$5,998,888	$7,932,871
Acquisition of Paper Tyger—additional earnout	106,886	—	106,886
Acquisition of E-poxy Engineered Materials	138,616	—	138,616
Balance at August 31, 2005	2,179,485	5,998,888	8,178,373
Acquisition of Paper Tyger—additional earnout	53,486	—	53,486
Acquisition of E-poxy Engineered Materials—additional earnout	112,197	—	112,197
Acquisition of Concoat Ltd.	4,831,113	—	4,831,113
FX translation adjustment	265,154	—	265,154
Loss on impairment of NEQP	(457,000)	—	(457,000)
Balance at August 31, 2006	$6,984,435	$5,998,888	$12,983,323

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

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Intangible assets subject to amortization consist of the following at August 31, 2006 and 2005:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
August 31, 2006
Patents and agreements	13.5 years	2,024,038	1,461,213	562,825
Formulas	9.1 years	1,093,485	128,091	965,394
Trade names	4.1 years	188,294	56,730	131,564
Customer lists and relationships	10.9 years	4,884,259	470,839	4,413,420
August 31, 2005
Patents and agreements	14.4 years	1,841,244	1,324,735	516,509
Formulas	15.0 years	281,280	7,813	273,467
Trade names	3.0 years	80,000	11,111	68,889
Customer lists and relationships	10.0 years	552,500	71,021	481,479

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $20,475 and $11,615 as of August 31, 2006 and 2005, respectively.

Aggregate amortization expense related to intangible assets for the years ended August 31, 2006, 2005 and 2004 was $702,193, $178,716 and $149,145, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2007	$785,036
2008	773,923
2009	733,686
2010	664,472
2011	611,409
$3,568,527

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Cash Surrender Value of Life Insurance

The Company recognizes cash surrender value of life insurance policies, net of loans of $5,000 at August 31, 2006 and 2005, secured by the policies, with the following carriers at August 31, 2006 and 2005.

	2006	2005
John Hancock	$1,877,354	$1,525,578
Manufacturers’ Life Insurance Company	708,787	1,220,346
Sun Life Assurance Company of Canada	—	782,968
Metropolitan Life Insurance	1,408,947	1,299,168
Other life insurance carriers	79,531	79,530
	$4,074,619	$4,907,590

Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds.

Note 6—Long-Term Debt and Notes Payable to Bank

Long-term debt consists of the following at August 31, 2006 and 2005:

	2006	2005
Note payable to bank at the LIBOR rate plus 1.5% (weighted average rates of 6.84% and 4.90% at August 31, 2006 and 2005, respectively)	$4,774,429	$7,100,000
Equipment note with monthly payments of $6,308 with interest at 6.92% collateralized by manufacturing equipment. (balance paid off in March 2006)	—	55,068
Term note payable to bank in 20 quarterly payments of $200,000 through September 2008 with interest at the Eurodollar rate plus 1.5% (6.76% and 4.83% at August 31, 2006 and 2005, respectively)	1,100,000	1,900,000
Term note payable to bank in 16 quarterly payments of $150,000 through December 2007 with interest at Eurodollar rate plus 1.5%. (4.83% at August 31, 2005; balance paid off in April 2006)	—	1,250,000
Term note payable to bank in 16 quarterly payments of $143,750 through January 2008 with interest at Eurodollar rate plus 1.5%. (6.90% and 5.06% at August 31, 2006 and 2005, respectively)	718,750	1,293,750
Term note payable to bank in 20 quarterly payments of $390,000 through October 2010 with interest payable monthly at LIBOR rate plus 1.5%. (6.90% at August 31, 2006)	6,630,000	—
	13,223,179	11,598,818
Less portion payable within one year classified as current	(2,935,000)	(2,030,068)
Long-term debt, less current portion	$10,288,179	$9,568,750

As summarized as the first item in the table above, the Company has long-term unsecured credit available up to a maximum amount of $10,000,000 at the bank’s base lending rate or, at the option of

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company, the effective London Interbank Offered Rate (LIBOR), plus 1.5 percent, or the effective 30 day LIBOR rate plus 1.75 percent. The unused available long-term credit amounted to $5,225,571 and $2,900,000 at August 31, 2006 and 2005, respectively. This long-term unsecured credit facility will become payable at its maturity (March 2009) although the Company expects that it will continue to be renewed.

Under the terms of the Company’s credit facility agreement, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2006 and 2005.

The book value of the Company’s outstanding debt approximates its fair value as of August 31, 2006 and 2005.

As of August 31, 2006, future minimum principal payments on long-term debt for the next five years and thereafter are as follows:

Year ending August 31,
2007	$2,935,000
2008	2,003,750
2009	6,334,429
2010	1,560,000
2011	390,000
Thereafter	—
Total long-term debt	$13,223,179

Note 7—Income Taxes

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended August 31, 2006, 2005 and 2004 are as follows:

	Year Ended August 31,
	2006	2005	2004
Federal income taxes at applicable statutory rates	$3,047,784	$2,612,529	$2,893,281
Adjustments resulting from the tax effect of:
State and local taxes net of federal tax effect	235,299	216,010	292,241
Officers life insurance premiums paid, net of increase in cash surrender value	(38,600)	22,685	11,676
Change in valuation allowance	(569,008)	—	—
Excessive compensation—IRC Sec 162m	210,256	—	—
Adjustment to tax reserve	(78,341)	—	—
Goodwill impairment	—	—	196,922
Foreign tax rate differential	(58,188)	—	—
Foreign tax credits	(181,915)	—	(66,656)
Domestic production deduction	(89,121)	—	—
Other	371,916	(16,311)	80,736
Income tax provision	$2,850,082	$2,834,913	$3,408,200

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the tax effect of temporary differences on the Company’s income tax provision:

	Year Ended August 31,
	2006	2005	2004
Current income tax provision	$3,817,663	$2,703,309	$2,836,317
Deferred provision (benefit):
Pension expense	55,232	(167,153)	(106,059)
Depreciation and amortization	547,127	419,383	645,970
Allowance for doubtful accounts	(63,245)	(45,062)	37,189
Deferred compensation	(416,211)	(39,002)	(107,084)
Reserves	(193,683)	(93,501)	(24,077)
Capital loss carryforward	(635,280)	—	—
Restricted stock grant	(81,433)	—	—
Foreign taxes net of unrepatriated earnings	(82,963)	—	(66,656)
Foreign amortization	(141,152)	—	—
Other accrued expenses	44,027	56,939	192,600
Total deferred income tax provision	(967,581)	131,604	571,883
Total income tax provision	$2,850,082	$2,834,913	$3,408,200

The consolidated deferred tax assets (liabilities) of the Company as of August 31, 2006 and 2005 are as follows:

	2006	2005
Current deferred tax assets (liabilities)
Reserve for bad debt	$194,476	$131,231
Inventories	411,693	218,010
Prepaid liabilities	(70,875)	—
Total net current deferred tax assets	535,294	349,241
Non-current deferred tax assets (liabilities)
Pension accrual	461,153	516,385
Deferred compensation	919,354	503,143
Depreciation and amortization	(2,329,481)	(1,782,354)
Restricted stock grants	81,433	—
Minimum pension liability	666	373,128
Capital loss carryforwards	635,280	635,280
Foreign taxes net of unrepatriated earnings	82,963	—
Foreign intangibles	(1,367,848)	—
Other	(171,558)	(107,282)
Total non-current deferred tax assets (liabilities) before valuation allowance	(1,688,038)	138,300
Valuation allowance	—	(635,280)
Total net non-current deferred tax assets (liabilities)	(1,688,038)	(496,980)
	$(1,152,744)	$(147,739)

In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $1.3 million. This capital loss expires in 2008 and will be used to offset any capital gains generated by the Company in future periods. In November 2005, the Company concluded that it was more likely than not that the deferred tax assets in the form of capital loss carryforwards of $1.7 million

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would be realized prior to its expiration in 2008 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in fiscal 2006 resulting in a tax benefit of $635,000.

Note 8—Operating Leases

The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2006.

Year ending August 31,
2007	$529,323
2008	383,452
2009	327,237
2010	177,662
2011	90,120
2012 and thereafter	410,121
Total future minimum lease payments	$1,917,915

Total rental expense for all operating leases amounted to approximately $608,000, $531,000 and $435,000 for the years ended August 31, 2006, 2005 and 2004, respectively.

Note 9—Benefits and Pension Plans

401(K) Plan

The Company has a deferred compensation plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee’s yearly salary. The Company’s contribution expense was $259,000, $247,000, and $224,000 for the years ended August 31, 2006, 2005 and 2004, respectively.

Non-Qualified Deferred Savings Plan

The Company has a non-qualified deferred savings plan covering directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s liability under the plan was $1,355,005 and $1,325,457 at August 31, 2006 and 2005, respectively.

Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all employees of certain businesses of the Company. Net periodic pension cost was $860,976, $845,759 and $684,442 for the fiscal years ended August 31, 2006, 2005 and 2004, respectively. The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The plans provide for pension benefits determined by a participant’s years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2006.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The details of the Company’s pension plans for the years ended August 31, 2006, 2005 and 2004 are as follows:

	Year Ended August 31,
	2006	2005	2004
Change in benefit obligation
Projected benefit obligation at beginning of year	$9,343,028	$7,821,828	$7,203,987
Service cost	483,578	341,174	372,292
Interest cost	484,662	501,377	574,860
Amendments	—	—	—
Actuarial (gain)/loss	(1,312,343)	2,057,906	273,512
Benefits paid	(532,919)	(1,379,257)	(602,823)
Projected benefit obligation at end of year	8,466,006	9,343,028	7,821,828
Change in plan assets
Fair value of plan assets at beginning of year	4,095,962	4,430,321	4,177,546
Actual return on plan assets	348,411	653,389	308,242
Employer contribution	1,413,000	391,509	547,356
Benefits paid	(532,919)	(1,379,257)	(602,823)
Fair value of plan assets at end of year	5,324,454	4,095,962	4,430,321
Funded status	(3,141,552)	(5,247,066)	(3,391,507)
Unrecognized net actuarial (gain)/loss	1,430,321	2,895,829	1,406,538
Unrecognized prior service cost	498,147	586,129	674,111
(Accrued) benefit cost	$(1,213,084)	$(1,765,108)	$(1,310,858)
Weighted average assumptions as of August 31,
Discount rate	6.0%	5.3%	6.5%
Expected return on assets	8.5%	8.5%	9.3%
Rate of compensation increase	3.5%	3.5%	4.0%
Components of net periodic benefit cost
Service cost	483,578	$341,174	$372,292
Interest cost	484,662	501,377	574,860
Expected return on plan assets	(338,691)	(410,346)	(401,742)
Amortization of prior service cost	87,982	87,982	92,471
Recognized net (gain)/loss	143,445	64,828	46,561
Settlement (gain)/loss	—	260,744	—
Net periodic benefit cost	$860,976	$845,759	$684,442
Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$6,863,413	$7,380,019	$5,796,168
Projected benefit obligations	8,466,006	9,343,028	7,821,828
Plan assets at fair value	5,324,454	4,095,962	4,430,321
Funded status	$(3,141,552)	$(5,247,066)	$(3,391,507)
Unrecognized net (gain)/loss	1,430,321	2,895,829	1,406,538
Unrecognized prior service cost	498,147	586,129	674,111
(Accrued) pension expense	$(1,213,084)	$(1,765,108)	$(1,310,858)

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the Balance Sheets as of August 31, 2006 and 2005 are as follows:

	2006	2005
Accrued benefit liability	$(1,580,772)	$(3,284,057)
Intangible asset	365,934	586,129
Accumulated other comprehensive income	1,754	932,820
(Accrued) benefit cost	$(1,213,084)	$(1,765,108)

Weighted-average assumptions used to determine benefit obligations at August 31, 2006 and 2005 are as follows:

	2006	2005
Discount rate	6.00%	5.25%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2006 and 2005 are as follows:

	2006	2005
Discount rate	5.25%	6.50%
Expected long-term return on plan assets	8.50%	9.25%
Rate of compensation increase	3.50%	4.00%

Plan Assets

The defined benefit plan for Chase employees has the following target allocation and weighted-average asset allocations as of August 31, 2006 and 2005

	Target	Percentage of Plan Assets as of August 31,
Asset Category	Allocation	2006	2005	2004
Equity securities	60%	51%	59%	59%
Debt securities	30%	40%	32%	41%
Real estate	10%	9%	9%	0%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

The investment policy for the Pension Plan for Employees of Chase Corporation is based on ERISA standards for prudent investing. The goal is to maximize returns while limiting volatility.  The Plan assets are invested in a diversified mix of United States equity and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company’s expected return for the Pension Plan is 8.5%. To determine the expected long-term rate of return on the assets for the Pension Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

The following pension benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years:

Year ending August 31,	Pension Benefits
2007	$1,029,880
2008	29,347
2009	33,969
2010	828,831
2011	484,583
2012 - 2016	$4,612,757

The Company contributed $1,413,000 in the current fiscal year to fund its obligations under the pension plan. The Company expects to contribute $384,000 to the qualified plan in the fiscal year ended August 31, 2007.

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

The grant of common stock was made from the 2001 Senior Management Stock Plan and included 57,419 shares to Peter Chase, President, CEO and Director of the Company and 19,807 shares to Everett Chadwick, former Vice President—Finance, Treasurer and Chief Financial Officer of Chase Corporation.

On November 21, 2005, the Company’s 2005 Incentive Plan (the “2005 Plan”) was approved and adopted by the Board of Directors, subject to the approval of the shareholders of the Company. The Company’s shareholders approved the plan on February 3, 2006. The Plan permits the grant of stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors that are linked directly to increases in shareholder value. The aggregate number of shares available under the 2005 Plan is 500,000. Additional shares may become available in connection with share splits, share dividends or similar transactions.

At a meeting of the Board of Directors of Chase Corporation held on February 3, 2006, the Compensation and Management Development Committee authorized a grant of 6,127 shares of common stock to members of the Board. These share grants represent compensation for service on

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s Board of Directors for fiscal years 2002 through 2005. The Compensation and Management Development Committee recommended the award in conjunction with advice from an independent compensation consultant.

The number of shares granted to each Director was based on his or her time served on the Board of Directors. The grant of common stock was made from the Chase Corporation 2005 Incentive Plan. The fair value of the award (based on the market price of the Company’s stock on the date of grant) was $92,518 and was recorded as an expense in the quarter ending February 28, 2006. Additionally, the Compensation and Management Development Committee approved a restricted stock grant of 8,361 shares of common stock to members of the Board of Directors for service for the period February 2006 through January 2007. Theses restricted shares will be granted at the conclusion of this service period. The Company is amortizing this expense over the twelve month period beginning February 2006 to January 2007.

On February 3, 2006 the Board of Directors of Chase Corporation approved a performance and service based restricted stock grant of approximately 41,317 shares to key members of management based on the fiscal year 2006 results. These restricted shares will vest over the period February 2006 through August 31, 2008. The actual shares will not be issued until the final fiscal year 2006 results are determined. Compensation expense will be taken over the vesting period on a ratable basis.

As of December 31, 2006, the unamortized expense related to the stock based compensation for key members of management and the Board of Directors as described above, is $528,000.

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

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under the terms of the Senior Management Stock Plan, equity awards may be granted in the form of incentive stock options, non-qualified stock options and restricted stock. Options granted under the Non-Employee Director Stock Option Plan will be issued as non-qualified stock options. Options granted under the 2001 Plans generally vest over a period ranging from three to five years and expire after ten years.

The following table summarizes information about stock options outstanding as of August 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.50-11.55	437,820	5.3 years	$10.79	$2,608,879	437,820	$10.79	$2,608,879
$15.93	10,000	1.2 years	15.93	8,200	10,000	15.93	8,200
	447,820	5.2 years	$10.90	$2,617,079	447,820	$10.90	$2,617,079

The total fair value of shares vested at year end based upon the closing price of $16.75 per share on August 31, 2006 is $7,500,985. All options outstanding are vested at year end.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the transactions of the Company’s stock option plans for the years ended August 31, 2006, 2005 and 2004 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Outstanding at August 31, 2003	95,000	$10.26	846,855	$8.58
Granted	—	—	—	—
Exercised	(25,000)	9.60	(182,038)	6.54
Forfeited or cancelled	(10,000)	10.50	(50,000)	11.58
Outstanding at August 31, 2004	60,000	10.50	614,817	8.94
Granted	10,000	15.93	—	—
Exercised	(27,180)	10.50	(183,745)	4.61
Forfeited or cancelled	—	—	—	—
Options exercisable at August 31, 2005	42,820	11.77	431,072	10.79
Granted	—	—	—	—
Exercised	—	—	(26,072)	10.50
Forfeited or cancelled	—	—	—	—
Options outstanding at August 31, 2006	42,820	$11.77	405,000	$10.81
Options exercisable at August 31, 2006	42,820	$11.77	405,000	$10.81

The weighted average grant date fair value of options granted in the year ended August 31, 2005 was $13.56 per share. There were no options granted in the years ended August 31, 2006 and 2004. All stock option plans have been approved by the Company’s stockholders.

The total pretax intrinsic value of stock options exercised during fiscal 2006 was $115,740.

Excluding the common stock currently reserved for issuance upon exercise of the 447,820 outstanding options as summarized in the table above, there are 647,375 shares of common stock available for future issuance under the Company’s equity compensation plans.

Valuation and Expense Information under SFAS 123(R)

On September 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company has calculated the historical windfall tax pool using the short cut method as described in SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statement for fiscal 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior fiscal years have not been restated to reflect,

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal 2006 was $1,734,595, which consisted of stock-based compensation expense related to restricted stock grants. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during fiscal 2005. Stock based compensation expense was $98,426 in fiscal 2004.

Treasury Stock

On July 1, 2004, the Massachusetts Business Corporation Act (“MBCA”) became effective and eliminated treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, all of the Company’s former treasury shares were converted to unissued shares and have been accounted for as a reduction of common stock (at par value) and additional paid-in-capital. To the extent additional paid-in-capital was zero at the time of the shares being repurchased, it is accounted for as a reduction in retained earnings. As of August 31, 2005, common stock, additional paid-in-capital and retained earnings had been reduced by $156,899 $6,428,284 and $4,357,507, respectively.

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

The following table summarizes information about the Company’s segments:

	Years Ended August 31,
	2006		2005		2004
Revenues from external customers
Specialized Manufacturing	$95,418,300		$79,460,876		$69,448,718
Electronic Manufacturing Services	13,024,065		11,928,335		17,634,926
Total	$108,442,365		$91,389,211		$87,083,644
Income before income taxes and minority interest
Specialized Manufacturing	$14,960,493	(a)	$11,755,537		$11,082,398
Electronic Manufacturing Services	1,071,900		1,187,679		2,065,031	(d)
Total for reportable segments	16,032,393		12,943,216		13,147,429
Corporate and Common Costs	7,068,322	(b)	(5,259,308	)(c)	(4,637,778)
Total	$8,964,071		$7,683,908		$8,509,651

(a)            Includes loss on impairment of goodwill of $457,000.

(b)            Includes stock compensation expense of $1,735,000 and net deferred compensation expense of $814,000.

(c)            Includes legal settlement of $520,000 related to litigation with Tyco Adhesives

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)            Includes loss on impairment of goodwill of $579,000.

	As of August 31,
	2006	2005
Total assets
Specialized Manufacturing	$54,261,266	$40,003,408
Electronic Manufacturing Services	12,098,862	11,187,005
Total for reportable segments	66,360,128	51,190,413
Corporate and Common Assets	12,476,969	12,736,940
Total	$78,837,097	$63,927,353

Note 12—Export Sales and Foreign Operations

Export sales from continuing domestic operations to unaffiliated third parties were $14,100,000, $12,321,000, and $8,964,000 for the years ended August 31, 2006, 2005 and 2004, respectively. The Company’s products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues from continuing operations. The Company does not anticipate any material change to export sales during fiscal 2007.

During fiscal 2006, 2005 and 2004, no one customer accounted for sales in excess of 10%.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Supplemental Cash Flow Data

Supplemental cash flow information for the years ended August 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Income taxes paid	$2,895,639	$1,356,870	$3,769,272
Interest paid	$1,021,559	$388,333	$322,520
Non-cash Investing and Financing Activities
Accrued contingent payments related to Concoat acquisition	$446,202	—	—
Common stock received for payment of stock option exercises	$172,526	$792,296	$—
Note receivable related to sale of SGI	—	300,000	—
Acquisition of Concoat (Now HumiSeal Europe)
Current Assets (net of cash acquired)	$1,045,214
Property and equipment	254,786
Intangible Assets	5,030,000
Goodwill	3,196,957
Accounts payable and accrued liabilities	(911,345)
Cash provided through operating cash and increase in long-term debt	$(8,615,612)
Acquisition of E-Poxy
Current Assets		$282,311
Property and equipment		35,000
Intangible Assets		553,780
Goodwill		138,615
Accounts payable and accrued liabilities		(293,148)
Acquisition Costs		(23,558)
Cash provided through operating cash and increase in long-term debt		$(693,000)
Acquisition of Paper Tyger
Current assets			$262,629
Intangible assets			360,000
Goodwill			763,265
Accounts payable			(672,281)
Acquisition costs			(11,488)
Cash provided through operating cash and increase in long-term debt			$(702,125)
Sale of Sunburst Electronic Manufacturing Solutions, Inc. subsidiary
Accounts receivables			$(1,053,983)
Inventories			(1,964,793)
Property, plant and equipment			(1,237,127)
Accounts payable and accrued expenses			1,070,709
Notes payable and line of credit			1,018,137
Elimination of goodwill associated with Sunburst			(832,943)
Consideration received in the form of 230,406 shares of Chase Corporation common stock			$3,000,000

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Investment in Joint Venture

In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc. (“SGI”), with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. Chase Corporation owned a 42% interest in the joint venture as of August 31, 2004. On June 21, 2005, the Company sold its 42% investment interest in SGI to the majority shareholder of SGI (SGL Holdings Ltd.) for $450,000 plus additional contingent consideration as defined in the Share Purchase Agreement between the parties. The Company will receive additional cash consideration from SGL Holdings Ltd. based on the net income of SGI for the years ended September 30, 2006 and 2007. There were no additional contingent payments received in fiscal 2006. The Company will record additional income in the future to the extent that contingent consideration is paid to it under the Share Purchase Agreement.

As part of the agreement to sell its 42% investment interest in SGI, the Company received a $150,000 payment at closing while the remaining $300,000 will be paid in $100,000 increments (with accrued interest at an annual rate of 4%) on September 30, 2005, 2006 and 2007 as part of a Promissory Note entered into by the Company and SGL Holdings Ltd. The note receivable in the amount of $300,000 is reflected in the Company’s balance sheet as of August 31, 2005. The Company received the first and second $100,000 payments on time.

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

Note 15—Acquisitions

Paper Tyger

In December 2003, the Company acquired the assets of Paper Tyger, LLC (“Paper Tyger”), headquartered in Middlefield, Connecticut. The Paper Tyger business manufactures and markets laminated, durable papers produced with patented technology. Paper Tyger’s products, marketed under the names Paper Tyger, NaturalWhite and SuperWhite, are sold primarily to the envelope converting and commercial printing industries. Chase Corporation currently performs laminating services for Paper Tyger at its facility in Webster, Massachusetts. The total initial purchase price for this acquisition was $702,125 with additional contingent payments to be made by the Company annually for the following three years, if certain revenue and product margin targets are met with respect to the Paper Tyger products over each of the four years ending November 30, 2007. The additional contingent payments will be recorded as goodwill in accordance with SFAS 141. In the year ended August 31, 2005, the Company made the first of four contingent payments related to this acquisition. The amount of the payment was $106,886 and was calculated based on the results of Paper Tyger for the year ending November 30, 2004. The contingent payment calculated based on the results of Paper Tyger for the year ended November 30, 2005 was $53,486 and is included in accrued expenses at August 31, 2006.

The primary reason for the Company’s purchase of the Paper Tyger business was due to (a) synergies between the manufacturing of Paper Tyger products and the manufacturing process for the Company’s existing Coating & Laminating products and (b) the benefit that the Company’s sales and marketing team and research and development capabilities will have on enhancing future growth

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

E-Poxy has been linked together with the Company’s Royston manufacturing operations (located in Pittsburgh, PA) as a manufacturer of bridge deck waterproofing systems, reflective cracking and waterproofing membranes, as well as high performance polymeric asphalt additive for the wearing course in demanding bridge, ramp, high traffic intersections, airport runways, and motor speedways designs. E-Poxy, like Royston, is part of the Chase Specialty Coatings division, a leader in the manufacture and sale of Anti-Corrosion Materials focused on the following key markets: (a) architectural, bridge, tunnel and dam coatings; (b) gas, oil and water pipeline coating and (c) electronic coatings.

The total initial purchase price for this acquisition was $693,000 with additional contingent payments to be made by the Company annually if certain revenue targets are met with respect to the E-Poxy products over each of the four years ending March 31, 2009. In the year ended August 31, 2006, the Company made the first contingent payment related to this acquisition. The amount of the payment was $112,197 and was calculated based on the revenues of E-Poxy products for the year ending March 31, 2006.

The effective date for this acquisition was April 1, 2005 and the results of E-Poxy have been included in the Company’s financial results since then. The purchase price was funded through operating cash and borrowings under the Company’s credit facility.

All assets, including goodwill, acquired as part of E-Poxy are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are being amortized as follows: (a) trade secrets—over 15 years; (b) customer lists/relationships—over 10 years; and (c) trademarks/trade names—over 3 years. Goodwill associated with this acquisition totaling $250,812 is being deducted for income tax purposes over 15 years.

Concoat Holdings Limited

In October 2005, the Company acquired all of the capital stock of Concoat Holdings Limited (“Concoat”), based in Camberley, Surrey, England for approximately $8,616,000 (using foreign exchange rates at the time of the transaction, inclusive of acquisition related costs and adjustments and holdbacks, net of cash acquired). The adjustments and holdbacks include balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The outstanding balances of the holdbacks and retentions as of August 31, 2006 totaled approximately $446,000 and have been recorded in non-current accrued expenses as of year end.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Concoat business had been an agent, distributor and manufacturing licensee of the Company’s Humiseal® product line for nearly 25 years. Concoat has been incorporated into the Company’s Specialized Manufacturing segment as a manufacturer of the Humiseal product line as well as providing valuable research and development expertise to further enhance the Company’s conformal coatings business and serve as a foundation for the Company in Europe.

The effective date for this acquisition was October 14, 2005 and the results of Concoat’s operations have been included in the Company’s financial statements since then. The purchase price was primarily funded through a loan from Citizens Bank of Massachusetts with the balance funded through operating cash and borrowings under the Company’s credit facility (See Note 6).

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

Capital Services

On September 1, 2006, Chase Corporation acquired all of the capital stock of Capital Services Joint Systems of Schenectady, New York (“Capital Services”) for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications. The value of the holdbacks and retentions total approximately $110,000. The assets acquired by the Company include inventories, trade receivables, cash, and other current assets.

Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This new acquisition joins Chase’s Royston and E-poxy Engineered Materials brands to form the Construction Products group of Chase Specialty Coatings.

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Related Party Transaction

In December 2003, the Company sold its Sunburst Electronics Manufacturing Solutions, Inc. subsidiary (“Sunburst”). Sunburst is located in West Bridgewater, MA and was sold to the Edward L. Chase Revocable Trust (the “Trust”) in exchange for 230,406 shares of Chase common stock, valued at $3,000,000 at the time of the transaction, that were held by the Trust. The Trust is the Company’s largest single shareholder. Andrew Chase, President of Sunburst, is the son of Edward L. Chase (deceased), the brother of Peter R. Chase (President and CEO of the Company) and a Trustee of the Trust.

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

Additionally, a voting agreement dated December 26, 2002 between Chase and the Trust was amended and extended through 2013 in exchange for consideration of $200,000 paid by Chase to the Trust. Pursuant to the voting agreement, the Trustees have agreed to vote for the nominees for director of the Company, as approved from time to time by the Company’s Nominating Committee, through the annual meeting in January 2013. The voting agreement requires that a designated representative of the Trust be elected a director of the Company. The voting agreement has been capitalized as an intangible asset and is being amortized over its ten year useful life.

The sale of Sunburst resulted in a charge of $579,182, recorded in the first quarter of fiscal 2004, representing the write down of the book value of the Sunburst business to its market value as required by generally accepted accounting principles.

Chase and Sunburst also entered into an agreement whereby Chase is leasing the building and land currently being occupied by Sunburst to Sunburst, for a term of thirty-six months at a base rent of $11,900 per month, which approximates fair value. The lease is set to expire on December 1, 2006 but it is anticipated that it will be extended for an additional thirty-six months with a base rent of $14,875 per month.

Note 17—Net Income Per Share

Net income per share is calculated as follows:

	Years Ended August 31,
	2006	2005	2004
Net income	$6,113,989	$4,788,264	$4,627,416
Weighted average common shares outstanding	3,885,166	3,782,267	3,787,023
Additional dilutive common stock equivalents	98,441	127,484	217,988
Diluted shares outstanding	3,983,607	3,909,751	4,005,011
Net income per share—Basic	$1.57	$1.27	$1.22
Net income per share—Diluted	$1.53	$1.22	$1.16

For the years ended August 31, 2006, 2005 and 2004, stock options to purchase 0, 10,000, and 0 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because the options’ exercise prices were greater than the average market

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price of the common stock and thus would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted common stock grants.

Note 18—Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date has since been postponed and no new trial date has been set. Since that time, the Ohio lawsuit has been inactive with respect to Chase. The Company had been a defendant in another personal injury lawsuit in Mississippi alleging injury from exposure to asbestos contained in certain Chase products. However, the Company was dismissed without prejudice from that lawsuit in June 2005.

Note 19—Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company’s quarters in years ended August 31, 2006 and 2005.

	Fiscal Year 2006 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$24,630,254	$24,133,339	$27,592,791	$30,804,113	$107,160,497
Gross Profit on Sales	7,109,552	6,190,870	7,371,831	8,879,751	29,552,004
Net Income	1,017,898	953,681	1,369,874	2,772,536	6,113,989
Net income per share—basic	$0.26	$0.25	$0.35	$0.71	$1.57
Net income per share—diluted	$0.26	$0.24	$0.34	$0.69	$1.53

	Fiscal Year 2005 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$22,144,479	$19,610,779	$23,203,143	$25,282,318	$90,240,719
Gross Profit on Sales	6,279,470	4,416,718	5,979,580	7,341,339	24,017,107
Net Income	1,437,340	313,081	1,026,838	2,011,005	4,788,264
Net income per share—basic	$0.39	$0.08	$0.27	$0.53	$1.27
Net income per share—diluted	$0.37	$0.08	$0.26	$0.52	$1.22

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2006	$345,709	$166,608	$—	$512,317
August 31, 2005	$227,056	$164,596	$(45,943)	$345,709
August 31, 2004	$324,627	$396,697	$(494,268)	$227,056

The following table sets forth activity in the Company’s income tax valuation allowance:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2006	$635,280	$—	$(635,280)	$—
August 31, 2005	$870,685	$—	$(235,405)	$635,280
August 31, 2004	$—	$870,685	$—	$870,685

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with accountants on accounting or financial disclosure during fiscal year 2006.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, under the supervision and with the participation of our principal executive and financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were  effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

On November 21, 2006, the Board of Directors of the Company, acting upon the recommendation of its Compensation and Management Development  Committee, appointed three current officers of the Company to executive officer positions, each to assume his duties as of the date of the Company’s Annual Meeting of Shareholders for fiscal year 2006 scheduled for February 5, 2007. Adam Chase will become the Company’s Chief Operating Officer. Kenneth Dumas will become the Company’s Treasurer and Chief Financial Officer. Terry Jones will become the Company’s Chief Marketing Officer. See “Item 4A—Executive Officers of the Registrant” in this Annual Report for a description of the business backgrounds and certain other relationships of the officers.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company, information with respect to compliance with the reporting obligations under Section 16(a) of the Exchange Act, and information concerning the Company’s code of ethics applicable to senior management is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2006. Information regarding the Company’s sole executive officer found in the section captioned “Executive Officers of the Registrant” in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2006.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2006.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2006.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2006.

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
10.1

Stock Purchase Agreement by and among The Edward L. Chase Revocable Trust and Chase Corporation dated December 10, 2003 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed December 29, 2003).

10.2	Voting Agreement between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 26, 2002 (incorporated by reference from Exhibit 10.30 to the Company’s 2004 Form 10-K).
10.3

Voting Agreement Amendment between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 10, 2003 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed December 29, 2003).

10.4	Lease Agreement between Sunburst and the Company dated December 1, 2003 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed December 29, 2003).
10.5

Amended and Restated Stock Agreement dated as of August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company’s current report on Form 8-K filed on September 2, 2004).*

10.6

Chase Corporation Amended and Restated Employee’s Supplemental Pension and Savings Plan effective January 1, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 17, 2006).*

10.7

Chase Corporation Deferred Payment Plans Trust Agreement for Supplemental Pension and Savings Plan dated January 1, 1994 (incorporated by reference from Exhibit 10.38 to the Company’s 2004 Form 10-K).*

10.8	Chase Corporation Director’s Supplemental Savings Plan dated June 30, 1997 (incorporated by reference from Exhibit 10.40 to the Company’s 2004 Form 10-K).*
10.9	Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 17, 2006).*
10.10	Chase Corporation Non-Qualified Stock Option Grant to Peter R. Chase dated July 18, 1995 (incorporated by reference from Exhibit 10.42 to the Company’s 2004 Form 10-K).*
10.11	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company’s 2004 Form 10-K).*
10.12	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company’s 2004 Form 10-K).*
10.13	Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.46 to the Company’s 2004 Form 10-K).*

10.14	Form of award issued under Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.47 to the Company’s 2004 Form 10-K).*
10.15	Executive Management Incentive Compensation Plan (incorporated by reference from Exhibit 10.48 to the Company’s 2004 Form 10-K).*
10.16

First Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank dated October 31, 2001 including First through Sixth Amendments to Amended and Restated Loan Agreement Plan (incorporated by reference from Exhibit 10.49 to the Company’s 2004 Form 10-K).

10.17	Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001 (incorporated by reference from Exhibit 10.50 to the Company’s 2004 Form 10-K).
10.18

First Amendment, dated December 16, 2003, to Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001 (incorporated by reference from Exhibit 10.51 to the Company’s 2004 Form 10-K).

10.19	Term Note Payable between Chase Corporation and Citizens Bank of Massachusetts dated January 8, 2004 (incorporated by reference from Exhibit 10.56 to the Company’s 2004 Form 10-K).
10.20	Chase Corporation 1995 Stock Option Plan (incorporated by reference from Exhibit 10.59 to the Company’s 2004 Form 10-K).*
10.21	Pension Plan for Employees of Chase Corporation, as amended July 1, 1995 (incorporated by reference from Exhibit 10.61 to the Company’s 2004 Form 10-K).*
10.22

Life Insurance Reimbursement Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s current report on form 8-K filed January 14, 2005).*

10.23

Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed January 14, 2005).*

10.24	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed January 14, 2005).*
10.25

Seventh Amendment, dated February 1, 2005, to the Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005).

10.26

Second Amendment, dated February 1, 2005, to the Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005).

10.27

Sales and Purchase Agreement dated October 14, 2005, among Chase and Sons Limited and the registered share owners of Concoat Holdings Limited (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 23, 2005 (the “2005 Form 10-K”)).

10.28	Term Note Payable between Chase Corporation and Citizens Bank of Massachusetts dated October 12, 2005 (incorporated by reference from Exhibit 10.34 to the Company’s 2005 Form 10-K).

10.29

Eighth Amendment, dated October 12, 2005, to the Amended and Restated Loan Agreement between Chase Corporation and Bank of America, N.A., successor by merger to Fleet National Bank (incorporated by reference from Exhibit 10.35 to the Company’s 2005 Form 10-K).

10.30	2005 Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed February 9, 2006).*
14	Chase Corporation Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s 2004 Form 10-K)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP
31.1	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
November 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PETER R. CHASE	President, Chief Executive Officer and Director	November 21, 2006
Peter R. Chase	(Principal executive officer, principal financial officer and principal accounting officer)
/s/ MARY CLAIRE CHASE	Director	November 21, 2006
Mary Claire Chase
/s/ WILLIAM H. DYKSTRA	Director	November 21, 2006
William H. Dykstra
/s/ J. BROOKS FENNO	Director	November 21, 2006
J. Brooks Fenno
/s/ LEWIS P. GACK	Director	November 21, 2006
Lewis P. Gack
/s/ GEORGE M. HUGHES	Director	November 21, 2006
George M. Hughes
/s/ RONALD LEVY	Director	November 21, 2006
Ronald Levy