Form 10-Q
period 2006-11-30
CHASE CORP
filed 2007-01-16
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2006

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

The number of shares of Common Stock outstanding as of December 31, 2006 was 3,984,865.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2006

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2006	August 31 2006
ASSETS
Current Assets:
Cash	$4,013,737	$2,416,097
Accounts receivable, less allowance for doubtful accounts of $645,470 and $512,317	15,891,028	15,573,669
Inventories	17,430,237	16,627,393
Prepaid expenses and other current assets	758,684	526,874
Deferred income taxes	535,294	535,294
Total current assets	38,628,980	35,679,327

Property, plant and equipment, net	18,174,460	18,470,875

Other Assets
Goodwill	14,298,061	12,983,323
Intangible assets, less accumulated amortization of $2,347,111 and $2,116,873	6,002,025	6,093,678
Cash surrender value of life insurance	4,105,419	4,074,619
Restricted investments	1,358,662	1,355,005
Other assets	76,099	180,270
	$82,643,706	$78,837,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,617,702	$8,033,683
Accrued payroll and other compensation	1,255,895	2,029,357
Accrued expenses - current	4,290,015	2,721,528
Accrued income taxes	1,233,688	1,134,617
Accrued pension expense - current	384,000	384,000
Current portion of long-term debt	3,385,000	2,935,000
Total current liabilities	18,166,300	17,238,185

Long-term debt, less current portion	11,115,597	10,288,179
Deferred compensation	2,238,060	2,271,903
Accrued pension expense	983,838	830,838
Accrued expenses	446,202	446,202
Deferred income taxes	1,730,772	1,688,038

Commitments and Contingencies (Notes 7, 8 and 13)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 10,000,000 shares; 3,984,865 at November 2006 and 3,899,423 at August 2006 issued and outstanding	398,487	389,942
Additional paid-in capital	1,840,904	1,267,508
Accumulated other comprehensive income	1,242,555	893,887
Retained earnings	44,480,991	43,522,415
Total stockholders’ equity	47,962,937	46,073,752
Total liabilities and stockholders’ equity	$82,643,706	$78,837,097

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2006	2005

Revenue
Sales	$30,685,428	$24,630,254
Royalty and commissions	559,168	220,970
	31,244,596	24,851,224
Costs and Expenses
Cost of products and services sold	21,795,598	17,520,702
Selling, general and administrative expenses	5,215,778	5,768,084
Deferred compensation expense, net	—	814,034

Operating income	4,233,220	748,404

Interest expense	(244,928)	(205,456)
Other income, net	55,737	41,359

Income before income taxes	4,044,029	584,307

Income taxes	1,496,291	(433,591)

Net income	$2,547,738	$1,017,898

Net income per common and common equivalent share
Basic	$0.65	$0.26
Diluted	$0.62	$0.26

Weighted average shares outstanding
Basic	3,944,245	3,848,047
Diluted	4,084,363	3,937,259

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2006
(UNAUDITED)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2006	3,899,423	$389,942	$1,267,508	$893,887	$43,522,415	$46,073,752
Exercise of stock options	156,435	15,644	1,730,669			1,746,313
Tax benefit from exercise of stock options			281,024			281,024
Common stock received for payment of stock option exercise	(70,993)	(7,099)	(1,438,297)			(1,445,396)
Cash dividend accrued, $0.40 per share					(1,589,162)	(1,589,162)
Foreign currency translation adjustment				296,665		296,665	$296,665
Net unrealized loss on restricted investments, net of tax				52,003		52,003	52,003
Net income					2,547,738	2,547,738	2,547,738
Comprehensive income						—	$2,896,406
Balance at November 30, 2006	3,984,865	$398,487	$1,840,904	$1,242,555	$44,480,991	$47,962,937

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended November 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,547,738	$1,017,898
Adjustments to reconcile net income to net cash provided by operating activities
Gain on settlement of life insurance policies	—	(402,864)
Depreciation	585,916	508,171
Amortization	213,018	99,402
Provision for losses on trade receivables	132,669	97,931
Stock issued for compensation	—	1,427,555
Deferred taxes	—	(496,980)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(19,755)	(1,518,200)
Inventories	(491,760)	(1,214,538)
Prepaid expenses & other assets	(62,731)	512,915
Accounts payable	(612,425)	(207,775)
Accrued expenses	(810,003)	(109,604)
Income taxes payable	74,048	(42,064)
Deferred compensation	(33,843)	1,050,331
Net cash provided by operating activities	1,522,872	722,178

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(191,466)	(564,161)
Payments for acquisitions, net of cash acquired	(1,690,000)	(7,134,945)
Investment in restricted investments, net of withdrawals	48,346	16,567
(Increase) in net cash surrender value of life insurance, net	(30,800)	(49,669)
Net cash used in investing activities	(1,863,920)	(7,732,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	9,968,103	13,868,140
Payments of principal on debt	(8,690,685)	(5,331,676)
Proceeds from exercise of common stock options	300,917	—
Excess tax benefit from exercise of stock options	281,024	—
Payments of statutory minimum taxes on stock options and restricted stock	—	(536,449)
Net cash used in financing activities	1,859,359	8,000,015

INCREASE IN CASH	1,518,311	989,985
Effect of foreign exchange rates on cash	79,329	(51,552)
CASH, BEGINNING OF PERIOD	2,416,097	847,001

CASH, END OF PERIOD	$4,013,737	$1,785,434

See note 13 for supplemental cash flow information including non-cash financing and investing activities

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Chase Corporation (“Chase” or the “Company”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2006 in conjunction with the Company’s 2006 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2006, the results of operations and cash flows for the interim periods ended November 30, 2006 and 2005, and changes in stockholders’ equity for the interim period ended November 30, 2006.

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

The results of operations for the interim period ended November 30, 2006 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2006, which are contained in the Company’s 2006 Annual Report on Form 10-K.

Note 2 – Inventories

Inventories consist of the following as of November 30, 2006 and August 31, 2006:

	November 30, 2006	August 31, 2006
Raw materials	$9,411,983	$8,840,258
Finished and in process	8,018,254	7,787,135
Total Inventories	$17,430,237	$16,627,393

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended November 30,
	2006	2005
Net income	$2,547,738	$1,017,898

Weighted average common shares outstanding	3,944,245	3,848,047
Additional dilutive common stock equivalents	140,118	89,212
Diluted shares outstanding	4,084,363	3,937,259

Net income per share - Basic	$0.65	$0.26
Net income per share - Diluted	$0.62	$0.26

Note 4 – Stock Based Compensation

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

On February 3, 2006 the Board of Directors of Chase Corporation approved a performance and service based restricted stock unit grant of approximately 41,000 shares to key members of management based on the fiscal year 2006 results. These restricted stock units are vesting over the period February 2006 through August 31, 2008. Based on the fiscal year 2006 financial results approximately 20,000 additional restricted stock units (for a total of approximately 61,000 restricted stock units) were granted in accordance with the performance measurement criteria. Compensation expense is being recognized over the vesting period on a ratable basis.

In February 2006 the Board of Directors of Chase Corporation also approved a plan for issuing a performance and service based restricted stock unit grant of approximately of 44,315 shares to key members of management with an issue date of September 1, 2006 and a vesting date of August 31, 2009. These shares are subject to a performance measurement based upon the results of fiscal year 2007 which will determine the final calculation of the number of shares that will be issued. Compensation expense is being recognized over the vesting period on a ratable basis.

Note 5 – Segment Information

The Company operates in two business segments, a Specialized Manufacturing segment consisting of protective coatings and tapes and an Electronic Manufacturing Services segment. Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services. Electronic Manufacturing Services include printed circuit board and electromechanical assembly services for the electronics industry. The Company evaluates segment performance based upon income before income taxes and minority interest.

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended November 30,
	2006	2005
Revenues from external customers
Specialized Manufacturing	$26,883,969	$22,042,455
Electronic Manufacturing Services	4,360,627	2,808,769
Total	$31,244,596	$24,851,224

Income before income taxes
Specialized Manufacturing	$5,094,428	$3,770,433
Electronic Manufacturing Services	372,604	216,544
Total for reportable segments	5,467,032	3,986,977
Corporate and Common Costs	(1,423,003)	(3,402,670	)*
Total	$4,044,029	$584,307

* Includes deferred compensation expense net of $814,034 and stock based compensation expense of $1,427,555 for the three months ended November 30, 2005.

	November 30, 2006	August 31, 2006
Total assets
Specialized Manufacturing	$56,255,304	$54,261,266
Electronic Manufacturing Services	12,802,902	12,098,862
Total for reportable segments	69,058,206	66,360,128
Corporate and Common Assets	13,585,500	12,476,969
Total	$82,643,706	$78,837,097

Note 6 – Goodwill and Other Intangibles

The Company has two reporting units with goodwill, the Specialized Manufacturing unit and the Electronic Manufacturing Services unit. These reporting units are also reportable segments (see Note 5). Management is still finalizing the purchase price allocation for the Company’s acquisition of Capital Services (see Note 7). Accordingly, the amount allocated to goodwill below as well as other identifiable intangible assets will be finalized in the near future.

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2006	$6,984,435	$5,998,888	$12,983,323
Acquisition of Capital Services Joint Systems	1,185,081	—	1,185,081
FX translation adjustment	129,657	—	129,657
Balance at August 31, 2006	$8,299,173	$5,998,888	$14,298,061

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at November 30, 2006 and August 31, 2006:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
November 30, 2006
Patents and agreements	13.5 years	2,024,038	1,517,077	506,961
Formulas	9.1 years	1,093,485	161,786	931,699
Trade names	4.1 years	188,294	68,812	119,482
Customer lists and relationships	10.9 years	5,022,844	599,436	4,423,408

August 31, 2006
Patents and agreements	13.5 years	2,024,038	1,461,213	562,825
Formulas	9.1 years	1,093,485	128,091	965,394
Trade names	4.1 years	188,294	56,730	131,564
Customer lists and relationships	10.9 years	4,884,259	470,839	4,413,420

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $20,475.

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2006 and 2005 was $213,018 and $99,402, respectively. Estimated amortization expense for the remainder of fiscal year 2007 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2007 (remaining nine months)	$588,634
2008	773,923
2009	733,686
2010	664,472
2011	611,409
2012	603,828
$3,975,952

Note 7 – Acquisitions

Capital Services

On September 1, 2006, Chase Corporation acquired all of the capital stock of Capital Services Joint Systems of Schenectady, New York (“Capital Services”) for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions total approximately $110,000. The assets acquired by the Company include inventories, trade receivables, cash, and other current assets. The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-poxy products over the four years ending August 31, 2010.

Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This new acquisition joins Chase’s Royston and E-poxy Engineered Materials brands to form the Construction Products group of Chase Specialty Coatings.

The effective date for this acquisition was September 1, 2006 and the results of Capital Services operations have been included in the Company’s financial statements since then. The purchase price was funded through a loan from Bank of America (See Note 9).

Management is still finalizing the purchase price allocation as it relates to the value of the intangible assets acquired. All assets, including goodwill, acquired as part of Capital Services are included in the Chase Specialty Coatings division which is part of the Company’s Specialized Manufacturing segment.

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

Note 9 – Long Term Debt

The Company borrowed $1,800,000 from Bank of America in September 2006 in order to fund the acquisition of Capital Services. This borrowing involved an unsecured, five year term note with interest payments due monthly and principal payments due quarterly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.5% per annum. Interest payments are due on the first day of each month. In addition to monthly interest payments, Chase Corporation must make quarterly payments of principal in the amount of $112,500 on each quarterly anniversary of the first interest payment date during the term of the note.

Note 10 – Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2006 and 2005 are as follows:

	Three Months Ended
	November 30, 2006	November 30, 2005
Service cost	$104,220	$118,263
Interest cost	125,320	121,661
Expected return on plan assets	(110,778)	(85,475)
Amortization of prior service cost	21,996	21,996
Amortization of unrecognized loss	12,242	35,861
Net periodic benefit cost	$153,000	$212,306

As of November 30, 2006, the Company has contributed $0 in the current fiscal year to fund its obligations under the pension plan. The Company plans to contribute $384,000 to fund pension plan obligations in the fiscal year ended August 31, 2007.

Note 11 – Deferred Compensation

During the first quarter of fiscal 2006, the Company recorded a gain of $403,000 realized on the surrender of two split dollar life insurance policies per the terms of a November 2005 agreement between the Company and a former officer’s widow. In surrendering the policies the Company received approximately $1.8 million in cash in the second quarter of fiscal 2006 and agreed to pay an annuity payment in the amount of $37,500 per quarter beginning October 31, 2005. The present value of the expected quarterly payments resulted in a deferred compensation charge of $1,217,000 which was recorded as an expense by the Company in the first quarter of fiscal 2006. Accordingly, the net expense of the surrender of the two life insurance polices was $814,000.

Note 12 – Income Taxes

In the quarter ending November 30, 2005, the Company concluded that is was more likely than not that the deferred tax asset in the form of capital loss carryforwards totaling $1.7 million would be realized prior to its expiration beginning in fiscal 2009 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in the first quarter of fiscal 2006 resulting in a tax benefit of $635,000. The gain on the sale of this property will be recorded for both financial reporting and tax purposes in the period in which title is transferred from the Company to the buyer of the property. The anticipated effective tax rate in fiscal year 2007 is 37%. This compares to a rate of 38% with a net effective rate after reversal of the valuation allowance of approximately 32% in fiscal 2006.

Note 13 – Supplemental Cash Flow Data

Supplemental cash flow information for the three months ended November 30, 2006 is as follows:

Cash dividend declared but not paid	$1,589,162
Accrued contingent payments related to the acquisition of Capital Services	110,000

Note 14 – Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial position and cash flows.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2006.

Recent Developments

On September 1, 2006, Chase Corporation acquired all of the capital stock of Capital Services Joint Systems of Schenectady, New York (“Capital Services”) for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions total approximately US $110,000. The assets acquired by the Company include inventories, trade receivables, cash, and other current assets. The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-poxy products over the four years ending August 31, 2010.

Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This new acquisition joins Chase’s Royston and E-poxy Engineered Materials brands to form the Construction Products group of Chase Specialty Coatings.

Overview

Continued benefit from strategic acquisitions, efficiency improvements and strong demand in the first three months of fiscal year 2007 resulted in significant revenue and profit increases for the quarter. Revenue for the Specialized Manufacturing segment achieved solid increases over the same period last year, providing a positive start for fiscal 2007. The acquisition of the Humiseal Europe operation in October 2005 and the acquisition of Capital Services in September 2006 added to the organic sales growth seen from existing facilities and product lines, while close attention to the manufacturing cost structure helped increase profitability. During the remainder of the fiscal year, management expects overall demand to level off from the current run rate, however stabilization of raw material costs and continued attention to the manufacturing cost structure will assist the Company in leveraging its fixed costs.

The Chase Electronic Manufacturing Services segment continued to show the strong revenue growth that began in the second half of fiscal 2006. Current demand for this service offering is high and has helped offset increased material costs in this segment.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest		% of Revenue

Three Months Ended November 30, 2006
Specialized Manufacturing	$26,884	$5,094		19%
Electronic Manufacturing Services	4,361	373		9
	$31,245	5,467		17
Less corporate and common costs		(1,423)
Income before income taxes and minority interest		$4,044
Three Months Ended November 30, 2005
Specialized Manufacturing	$22,042	$3,770		17%
Electronic Manufacturing Services	2,809	217		8
	$24,851	3,987		16
Less corporate and common costs		(3,403	)*
Income before income taxes and minority interest		$584

*     Includes deferred compensation expense net, of $814,000 and stock based compensation expense of $1,428,000 for the three months ended November 30, 2005.

Total Revenues

Total revenues increased $6,393,000 or 26% to $31,245,000 for the quarter ended November 30, 2006 compared to $24,851,000 in the prior year quarter. Revenues from the Company’s Specialized Manufacturing segment increased $4,842,000 or 22% to $26,884,000 for the quarter ended November 30, 2006 compared to $22,042,000 in the prior year quarter. This increase in revenues is primarily due to the following: (a) the acquisition of the Humiseal Europe and Capital Services businesses which together added revenue of $1,450,000 in the first quarter of 2007 compared to the prior year; (b) increased sales of the Coating & Laminating divisions’ transportation and specialty lamination products of $890,000 and (c) increased sales from the Specialty Coatings divisions’ Rosphalt50® product of $889,000 due to increased highway projects.

Revenues from the Company’s Electronic Manufacturing Services segment increased $1,552,000 or 55% to $4,361,000 in the current quarter compared to $2,809,000 in the same period last year. The increase in revenues in the current quarter is a result of increased order activity from existing customers as well as higher volume due to several new customers added in the latter half of fiscal 2006. Additionally, the softness in the assembly market seen in prior periods continues to rebound contributing to overall demand.

Cost of Products and Services Sold

Cost of products and services sold increased $4,275,000 or 24% to $21,796,000 in the quarter ended November 30, 2006 compared to $17,521,000 in the same period in fiscal 2006. Cost of products and services sold in the Company’s Specialized Manufacturing segment were $18,169,000 for the first three months of fiscal 2007 compared to $15,191,000 for the same period in the prior year. Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $3,626,000 compared to $2,330,000 for the same period last year.

The majority of the dollar value increase in the Specialized Manufacturing segment was a result of increased revenues during the first three months of fiscal 2007. As a percentage of revenues, cost of products and services sold in the Company’s Specialized Manufacturing segment decreased slightly to 68% in the quarter ended November 30, 2006 as compared to 69% in the quarter ended November 30, 2005. In spite of increases and fluctuations in the price of raw materials, management’s continued focus on improving manufacturing efficiencies and emphasis on strategic purchases helped maintain solid margins on most of the Company’s key product lines.

The increase in cost of products and services sold in the Company’s Electronic Manufacturing segment was a direct result of the higher revenues for the first three months of fiscal 2007. As a percentage of revenues, cost of products and services sold in the Company’s Electronic Manufacturing segment remained steady at 83% in the current quarter as compared to same period in fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $552,000 or 10% to $5,216,000 in the quarter ended November 30, 2006 compared to $5,768,000 in the same period in fiscal 2006. The prior year quarter included non-cash stock based compensation expense of $1,428,000 compared to $289,000 in the current quarter. The fiscal 2006 charge related to the issuance of 98,520 shares of Company stock to certain key members of management in recognition of services performed during fiscal years 2002 through 2005. The slight percentage decrease during the first three months of fiscal 2007 compared to the same period in fiscal 2006 can be attributed to the Company’s ongoing efforts to leverage its fixed costs wherever possible.

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

The $1,790,000 in additional cash provided the Company with increased flexibility in building its core businesses and looking for strategic acquisitions. Furthermore, by surrendering these two split dollar life insurance policies, the Company was able to cease making premium payments on these policies which were not tax deductible and is now receiving a tax deduction on the quarterly annuity payments as they are made.

Interest Expense

Interest expense increased $40,000 or 19% to $245,000 in the quarter ended November 30, 2006 compared to $205,000 in the same period in fiscal 2006. The increase in interest expense is a direct result of increased debt due to the September 2006 acquisition of Capital Services and the October 2005 acquisition of Humiseal Europe. This increase in interest expense was offset by the Company’s ability to reduce overall debt balances through principal payments from operating cash flow. The Company expects to continue to pay down its debt through operating cash flow in fiscal 2007 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $15,000 to $56,000 in the quarter ended November 30, 2006 compared to $41,000 in the same period in the prior year. Other income includes monthly rental income of $11,900 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a 36 month rental agreement entered into in conjunction with the Company’s sale of Sunburst in December 2003. This lease agreement was extended on December 1, 2006 for an additional thirty six month period expiring on November 30, 2009 for a monthly rental payment of $14,875 per month.

Income Taxes

In the quarter ending November 30, 2005, the Company concluded that is was more likely than not that the deferred tax asset in the form of capital loss carryforwards totaling $1.7 million would be realized prior to its expiration beginning in fiscal 2009 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in the quarter ending November 30, 2005 resulting in a tax benefit of $635,000. The gain on the sale of this property will be recorded for both financial reporting and tax purposes in the period in which title is transferred from the Company to the buyer of the property. The anticipated effective tax rate in fiscal year 2007 is 37%. This compares to a rate of 38% with a net effective rate after reversal of the valuation allowance of approximately 32% in fiscal 2006.

Net Income

Net income increased $1,530,000 or 150% to $2,548,000 in the quarter ended November 30, 2006 compared to $1,018,000 in the same period in the prior year. The increase in the current quarter is a direct result of increased revenue growth coupled with Company’s ability to leverage its fixed costs.

Additionally, fiscal 2006 net income was lower as a result of the certain charges recorded during the quarter as discussed above offset by the tax benefit related to the reversal of the valuation allowance on the Company’s capital loss carryforwards. The after tax effect of these items reduced the Company’s net income by $666,000 for the first three months of fiscal 2006.

Liquidity and Sources of Capital

The Company’s cash balance increased $1,598,000 to $4,014,000 at November 30, 2006 from $2,416,000 at August 31, 2006. Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance. The high cash balances at both November 30, 2006 and August 31, 2006 were primarily the result of the cash acquired during the Humiseal Europe acquisition as well as cash flow generated by this operation during the period. Additionally, the Company maintained a larger cash balance in anticipation of the cash dividend of $1,589,000 which was paid on December 4, 2006. Management is currently reviewing the best use of this cash in light of current tax guidelines.

Cash flow provided by operations was $1,523,000 in the first quarter of fiscal year 2007 compared to $722,000 in the prior year’s first quarter. Cash provided by operations during the first three months of fiscal year 2007 was primarily due to operating income offset by purchases of raw materials and annual incentive compensation payments.

The ratio of current assets to current liabilities remained consistent at 2.1 as of November 30, 2006 and August 31, 2006. Increases in cash balances and inventory were offset by increases in accrued expenses primarily due to the fiscal 2006 annual dividend which was declared in the current quarter and paid in December 2006.

Cash flow used in investing activities of $1,864,000 was primarily due to the $1,690,000 cash paid for the acquisition of Capital Services and purchases of property, plant and equipment.

Cash flow provided by financing activities of $1,859,000 was primarily due to the new term loan of $1,800,000 from Bank of America used to fund the Company’s acquisition of Capital Services offset by net payments of long-term debt.

On October 16, 2006, the Company announced a cash dividend of $0.40 per share (totaling $1,589,000) to shareholders of record on October 31, 2006 which was paid on December 4, 2006.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent. The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $4,986,000 million and 6.82%, respectively, at November 30, 2006. The Company had $5,014,000 million in available credit at November 30, 2006 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2007. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2009).

As of December 31, 2006, the Company had $5,257,000 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of November 30, 2006.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial position and cash flows.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 concerning certain factors that could cause the Company’s actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

The Company’s domestic operations have limited currency exposure since all invoices are denominated in U.S. dollars. With the addition of the Company’s UK operations (Humiseal Europe) in fiscal 2006, the exposure to currency exchange fluctuation has increased. The Company is reviewing its policies and procedures to reduce this exposure while maintaining the benefit from this operation and sales to other European customers. Historically, the Company has maintained minimal cash balances outside the U.S. As of November 30, 2006, the Company had cash balances in the United Kingdom for its Humiseal Europe division denominated primarily in pounds sterling and equal to US $2,831,000. The Company expects to reduce this balance in fiscal 2007 by using the cash to pay down debt or for other strategic acquisitions.

The Company incurred a foreign currency translation gain in the three months ended November 30, 2006 in the amount of $297,000 related to its Humiseal Europe division which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity. The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

Item 4 – Controls and Procedures

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

Item 6 - Exhibits

Exhibit Number	Description
31.1	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: January 12, 2007	By:	/s/ Peter R. Chase
Peter R. Chase, President and
Chief Executive Officer