Form 10-Q
period 2007-02-28
CHASE CORP
filed 2007-04-16
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2007

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
YES ☐  NO ☒

The number of shares of Common Stock outstanding as of March 31, 2007 was 4,094,175.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2007

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28,	August 31
	2007	2006
ASSETS
Current Assets:
Cash	$2,537,306	$2,416,097
Accounts receivable, less allowance for doubtful accounts of $635,406 and $512,317	14,729,906	15,573,669
Inventories	19,097,848	16,627,393
Prepaid expenses and other current assets	2,456,971	526,874
Deferred income taxes	535,294	535,294
Total current assets	39,357,325	35,679,327

Property, plant and equipment, net	17,958,891	18,470,875

Other Assets
Goodwill	14,333,958	12,983,323
Intangible assets, less accumulated amortization of $2,570,419 and $2,116,873	5,823,085	6,093,678
Cash surrender value of life insurance	4,136,218	4,074,619
Restricted investments	1,345,078	1,355,005
Other assets	76,139	180,270
	$83,030,694	$78,837,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,012,647	$8,033,683
Accrued payroll and other compensation	2,655,042	2,029,357
Accrued expenses - current	2,550,248	2,721,528
Accrued income taxes	379,035	1,134,617
Accrued pension expense - current	384,000	384,000
Current portion of long-term debt	2,010,000	2,935,000
Total current liabilities	15,990,972	17,238,185

Long-term debt, less current portion	10,791,108	10,288,179
Deferred compensation	2,186,976	2,271,903
Accrued pension expense	1,288,838	830,838
Accrued expenses	968,052	446,202
Deferred income taxes	1,742,604	1,688,038

Commitments and Contingencies (Notes 7 and 8)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 10,000,000 shares; 4,091,675 at February 2007 and 3,899,423 at August 2006 issued and outstanding	409,166	389,942
Additional paid-in capital	2,531,863	1,267,508
Accumulated other comprehensive income	1,268,429	893,887
Retained earnings	45,852,686	43,522,415
Total stockholders’ equity	50,062,144	46,073,752
Total liabilities and stockholders’ equity	$83,030,694	$78,837,097

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Revenue
Sales	$27,082,315	$24,133,339	$57,767,743	$48,763,593
Royalty and commissions	421,373	205,298	980,541	426,268
	27,503,688	24,338,637	58,748,284	49,189,861
Costs and Expenses
Cost of products and services sold	20,031,761	17,942,469	41,827,359	35,463,171
Selling, general and administrative expenses	5,133,211	4,558,718	10,348,989	10,326,802
Deferred compensation expense, net	—	—	—	814,034

Operating income	2,338,716	1,837,450	6,571,936	2,585,854

Interest expense	(246,423)	(284,816)	(491,351)	(490,272)
Other income, net	85,000	48,102	140,737	89,461

Income before income taxes	2,177,293	1,600,736	6,221,322	2,185,043

Income taxes	805,598	647,055	2,301,889	213,464

Net income	$1,371,695	$953,681	$3,919,433	$1,971,579

Net income per common and common equivalent share
Basic	$0.34	$0.25	$0.99	$0.51
Diluted	$0.33	$0.24	$0.95	$0.50

Weighted average shares outstanding
Basic	4,015,835	3,886,110	3,978,653	3,866,865
Diluted	4,169,459	3,977,958	4,133,635	3,957,375

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2007

(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2006	3,899,423	$389,942	$1,267,508	$893,887	$43,522,415	$46,073,752
Exercise of stock options	348,320	34,833	3,729,523			3,764,356
Common stock received for payment of stock option exercise	(117,492)	(11,751)	(3,067,837)			(3,079,588)
Common stock retained to pay statutory minimum withholding taxes on common stock	(46,066)	(4,607)	(1,440,245)			(1,444,852)
Tax benefit from exercise of stock options			1,929,730			1,929,730
Common stock grant pursuant to fully vested restricted stock units	7,490	749	113,184			113,933
Cash dividend paid, $0.40 per share					(1,589,162)	(1,589,162)
Foreign currency translation adjustment				381,890		381,890	$381,890
Net unrealized loss on restricted investments, net of tax				(7,348)		(7,348)	(7,348)
Net income					3,919,433	3,919,433	3,919,433
Comprehensive income							$4,293,975
Balance at February 28, 2007	4,091,675	$409,166	$2,531,863	$1,268,429	$45,852,686	$50,062,144

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended February 28,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,919,433	$1,971,579
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of equipment	—	(600)
Gain on settlement of life insurance policies	—	(404,833)
Depreciation	1,178,224	1,030,539
Amortization	431,483	257,583
Provision for losses on trade receivables	122,471	146,551
Stock issued for compensation	—	1,520,073
Deferred taxes	—	(496,980)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,151,144	(575,487)
Inventories	(2,156,784)	(2,077,146)
Prepaid expenses & other assets	(1,760,262)	734,681
Accounts payable	(219,646)	10,632
Accrued expenses	1,376,476	(24,762)
Income taxes payable	(776,314)	(42,064)
Deferred compensation	(84,927)	1,062,669
Net cash provided by operating activities	3,181,298	3,112,435

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(565,109)	(1,108,143)
Purchases of intangible assets	(5,999)	(8,860)
Payments for acquisitions, net of cash acquired	(1,690,000)	(7,930,905)
Proceeds from sale of equipment	—	600
Investment in restricted investments, net of withdrawals	2,579	(70,771)
Distributions from investment in minority interests	—	1,065
Proceeds from settlement of cash surrender value life insurance policies	—	1,787,540
(Increase) in net cash surrender value of life insurance, net	(61,599)	(112,532)
Net cash used in investing activities	(2,320,128)	(7,442,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	19,460,749	21,192,415
Payments of principal on debt	(19,882,820)	(14,832,491)
Dividend paid	(1,589,162)	(1,358,251)
Proceeds from exercise of common stock options	684,768	72,534
Excess tax benefit from exercise of stock options	1,929,730	96,934
Payments of statutory minimum taxes on stock options and restricted stock	(1,444,852)	(562,950)
Net cash used in financing activities	(841,587)	4,608,191

INCREASE IN CASH	19,583	278,620
Effect of foreign exchange rates on cash	101,626	(47,129)
CASH, BEGINNING OF PERIOD	2,416,097	847,001

CASH, END OF PERIOD	$2,537,306	$1,078,492

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$113,933	—
Common stock received for payment of stock option exercises	$3,079,588	$172,526
Accrued contingent payments related to acquisitions	$110,000	$446,202

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of February 28, 2007, the results of operations and cash flows for the interim periods ended February 28, 2007 and 2006, and changes in stockholders’ equity for the interim period ended February 28, 2007.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items.

Certain amounts reported in prior years have been reclassified to be consistent with the current year presentation.  These reclassifications had no effect on the Company’s financial position or results of operations.

The results of operations for the interim period ended February 28, 2007 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2006, which are contained in the Company’s 2006 Annual Report on Form 10-K.

Note 2 – Inventories

Inventories consist of the following as of February 28, 2007 and August 31, 2006:

	February 28, 2007	August 31, 2006
Raw materials	$10,208,327	$8,840,258
Finished and in process	8,889,521	7,787,135
Total Inventories	$19,097,848	$16,627,393

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Net income	$1,371,695	$953,681	$3,919,433	$1,971,579

Weighted average common shares outstanding	4,015,835	3,886,110	3,978,653	3,866,865
Additional dilutive common stock equivalents	153,624	91,848	154,982	90,510
Diluted shares outstanding	4,169,459	3,977,958	4,133,635	3,957,375

Net income per share - Basic	$0.34	$0.25	$0.99	$0.51
Net income per share - Diluted	$0.33	$0.24	$0.95	$0.50

Note 4 – Stock Based Compensation

At a meeting of the Board of Directors of Chase Corporation held in February 2007, the Compensation and Management Development Committee approved a grant of 3,324 restricted stock units to members of the Board of Directors for service for the period February 2007 through January 2008.  These restricted stock units will be issued in the form of common stock at the conclusion of this service period. The Company is amortizing this expense over the twelve month period beginning February 2007 to January 2008.

On February 3, 2006 the Board of Directors of Chase Corporation approved a performance and service based restricted stock unit grant of 41,317 shares to key members of management based on the fiscal year 2006 results.  These restricted stock units are vesting over the period February 2006 through August 31, 2008.  Based on the fiscal year 2006 financial results 20,659 additional restricted stock units (for a total of 61,976 restricted stock units) were granted in accordance with the performance measurement criteria. Compensation expense is being recognized over the vesting period on a ratable basis.

In February 2006 the Board of Directors of Chase Corporation also approved a plan for issuing a performance and service based restricted stock unit grant of approximately of 44,315 shares to key members of management with an issue date of September 1, 2006 and a vesting date of August 31, 2009.  These shares are subject to a performance measurement based upon the results of fiscal year 2007 which will determine the final calculation of the number of shares that will be issued. Compensation expense is being recognized over the vesting period on a ratable basis and based on quarterly probability assessments.

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Revenues from external customers
Specialized Manufacturing	$22,725,032	$21,361,912	$49,609,001	$43,404,367
Electronic Manufacturing Services	4,778,656	2,976,725	9,139,283	5,785,494
Total	$27,503,688	$24,338,637	$58,748,284	$49,189,861

Income before income taxes
Specialized Manufacturing	$2,964,768	$2,682,246	$8,059,196	$6,452,679
Electronic Manufacturing Services	578,850	196,279	951,454	412,823
Total for reportable segments	3,543,618	2,878,525	9,010,650	6,865,502
Corporate and Common Costs (a)	(1,366,325)	(1,277,789)	(2,789,328)	(4,680,459)
Total	$2,177,293	$1,600,736	$6,221,322	$2,185,043

(a) Includes deferred compensation expense net of $814,034 for the six months ended February 28, 2006.

	February 28, 2007	August 31, 2006
Total assets
Specialized Manufacturing	$57,554,365	$54,261,266
Electronic Manufacturing Services	13,169,170	12,098,862
Total for reportable segments	70,723,535	66,360,128
Corporate and Common Assets	12,307,159	12,476,969
Total	$83,030,694	$78,837,097

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

The changes in the carrying value of goodwill, by reporting unit, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2006	$6,984,435	$5,998,888	$12,983,323
Acquisition of Capital Services Joint Systems	1,185,081	—	1,185,081
Foreign Exchange translation adjustment	165,554	—	165,554
Balance at February 28, 2007	$8,335,070	$5,998,888	$14,333,958

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at February 28, 2007 and August 31, 2006:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
February 28, 2007
Patents and agreements	13.5 years	2,038,898	1,573,193	465,705
Formulas	9.1 years	1,093,485	195,481	898,004
Trade names	4.1 years	188,294	80,894	107,400
Customer lists and relationships	10.9 years	5,061,212	720,851	4,340,361

August 31, 2006
Patents and agreements	13.5 years	2,032,898	1,461,213	571,685
Formulas	9.1 years	1,093,485	128,091	965,394
Trade names	4.1 years	188,294	56,730	131,564
Customer lists and relationships	10.9 years	4,884,259	470,839	4,413,420

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615.

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2007 and 2006 was $431,483 and $257,583, respectively.  Estimated amortization expense for the remainder of fiscal year 2007 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2007 (remaining six months)	$393,149
2008	775,409
2009	735,172
2010	665,958
2011	612,895
2012	605,314
$3,787,897

Note 7 – Acquisitions

Capital Services

On September 1, 2006, Chase Corporation acquired all of the capital stock of Capital Services Joint Systems of Schenectady, New York (“Capital Services”) for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions total $110,000.  The assets acquired by the Company include inventories, trade receivables, cash, and other current assets.   The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-poxy products over the four years ending August 31, 2010.

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

Management is still finalizing the purchase price allocation as it relates to the value of the intangible assets acquired.  All assets, including goodwill, acquired as part of Capital Services are included in the Company’s Specialized Manufacturing segment.

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

Note 10 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Service cost	$104,220	$118,263	$208,440	$236,526
Interest cost	125,320	121,661	250,640	243,322
Expected return on plan assets	(110,778)	(85,475)	(221,556)	(170,950)
Amortization of prior service cost	21,996	21,996	43,992	43,992
Amortization of unrecognized loss	12,242	35,861	24,484	71,722
Net periodic benefit cost	$153,000	$212,306	$306,000	$424,612

As of February 28, 2007, the Company has contributed $0 in the current fiscal year to fund its obligations under the pension plan. The Company plans to contribute $384,000 to fund pension plan obligations in the fiscal year ending August 31, 2007.

Note 11 – Recent Accounting Pronouncements

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

Recent Developments

On March 14, 2007 Chase Corporation expanded its international presence with the formation of HumiSeal Europe SARL in France.  This business will be part of the Company’s HumiSeal® division (www.humiseal.com), the global leader in conformal coatings for the protection of high reliability printed circuit boards and electronic assemblies.

HumiSeal Europe SARL will operate a sales/technical service office and warehouse near Paris.  In conjunction with establishing the new company certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products. The new business will work closely with the HumiSeal operation in Camberley, Surrey, England allowing direct sales and service to the French market.  Additionally, it is a key step in developing the supply of HumiSeal products on the European continent.

The purchase price for this acquisition was €885,000 (approximately US $1,150,000) plus additional contingent payments to be made by the Company if certain revenue targets are met during the five year period ending February 28, 2012.  The purchase price was financed out of cash flow from the Company’s European operations.

Not included in the acquisition was the equipment and other materials of Metronelec.  That business, which is unrelated to the HumiSeal business, will continue to operate independently under the Metronelec name.

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

Overview

Continued benefit from strategic acquisitions, efficiency improvements and strong demand in the first half of fiscal year 2007 has resulted in significant revenue and profit increases in both the quarter and year to date periods.   Revenue for the Specialized Manufacturing segment achieved solid results in the current quarter especially in light of the fact that the Company’s second fiscal quarter is typically the slowest due to the decreased demand for construction related products in the winter months.  The acquisition of

Capital Services in September 2006 added to the organic sales growth seen from existing facilities and product lines, while close attention to the manufacturing cost structure helped increase profitability.  During the remainder of the fiscal year, the Company expects that stabilization of raw material costs and continued attention to the manufacturing cost structure will assist it in leveraging its fixed costs.

The Chase Electronic Manufacturing Services segment continued to have robust demand from both its existing and new customers and had significant revenue and profit increases in the second quarter compared to the same period in the prior year. The current demand for this service offering is high and has helped offset increased material costs in this segment.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

		Income Before	% of
	Revenue	Income Taxes	Revenue
Three Months Ended February 28, 2007
Specialized Manufacturing	$22,725	$2,965	13%
Electronic Manufacturing Services	4,779	579	12
	$27,504	3,544	13
Less corporate and common costs		(1,367)
Income before income taxes		$2,177
Three Months Ended February 28, 2006
Specialized Manufacturing	$21,362	$2,682	13%
Electronic Manufacturing Services	2,977	196	7
	$24,339	2,878	12
Less corporate and common costs		(1,277)
Income before income taxes		$1,601

P

Total Revenues

Total revenues increased $3,165,000 or 13% to $27,504,000 for the quarter ended February 28, 2007 compared to $24,339,000 in the prior year quarter.  Total revenues increased $9,558,000 or 19% to $58,748,000 in the fiscal year to date period compared to $49,190,000 in the same period in fiscal 2006.  Revenues from the Company’s Specialized Manufacturing segment increased $1,363,000 and $6,205,000, in the current quarter and year to date periods, respectively.

The increase in revenues is primarily due to the following for the quarter and year to date periods, respectively (a) $561,000 and $1,648,000 from the October 2005 acquisition of the Humiseal Europe business, (b) $241,000 and $769,000 from the September 2006 acquisition of Capital Services, and (c) $567,000 and $1,432,000 from increased sales of the Coating & Laminating division’s transportation and specialty laminate products.  Additionally the Specialty Coatings division’s Rosphalt50® product accounted for increased sales of $889,000 in the first fiscal quarter due to increased highway projects.

Revenues from the Company’s Electronic Manufacturing Services segment increased $1,802,000 and $3,354,000, in the current quarter and year to date periods, respectively.  The increase in revenues in both the quarter and year to date periods is a result of increased order activity from existing customers as well as higher volume due to several new customers added in the latter half of fiscal 2006.  Additionally, the softness in the assembly market seen in prior periods continues to rebound contributing to overall demand.

Cost of Products and Services Sold

Cost of products and services sold increased $2,090,000 or 12% to $20,032,000 for the quarter ended February 28, 2007 compared to $17,942,000 in the prior year quarter.  Cost of products and services sold increased $6,364,000 or 18% to $41,827,000 in the fiscal year to date period compared to $35,463,000 in the same period in fiscal 2006.

Cost of products and services sold in the Company’s Specialized Manufacturing segment were $16,065,000 and $34,234,000 in the current quarter and year to date periods compared to $15,398,000 and $30,589,000 in the comparable periods in the prior year.  Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $3,967,000 and $7,593,000 in the current quarter and year to date periods compared to $2,544,000 and $4,874,000 in the comparable periods in the prior year.

The following table summarizes the relative percentages of revenues for costs of products and services sold for both the Company’s reporting segments:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Specialized Manufacturing	71%	72%	69%	70%
EMS	83%	85%	83%	84%
Total	73%	74%	71%	72%

The majority of the dollar value increase in the Specialized Manufacturing segment was a direct result of increased revenues during the first half of fiscal 2007.  In spite of increases and fluctuations in the price of raw materials, management’s continued focus on improving manufacturing efficiencies and emphasis on strategic purchases helped maintain solid margins on most of the Company’s key product lines.

The increase in dollar value of cost of products and services sold in the Company’s Electronic Manufacturing segment was a direct result of higher revenues in the first six months of fiscal 2007.  The percentage decrease in cost of products and services sold in this segment reflects the Company’s ability to leverage its fixed overhead costs on a higher revenue base and offset the increasing raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $574,000 or 13% to $5,133,000 for the quarter ended February 28, 2007 compared to $4,559,000 in the prior year quarter.    Selling, general and administrative expenses increased $22,000 to $10,349,000 in the fiscal year to date period compared to $10,327,000 in the same period in fiscal 2006.

The increase in the current quarter includes approximately $300,000 related to professional services for compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act.  Due to the increased market value of the Company’s public float, the deadline for complying with the internal control provisions of Sarbanes-Oxley has been accelerated as the Company will be considered an accelerated filer under SEC regulations beginning with its annual report for the fiscal year ending August 31, 2007.  Accordingly, increased costs in the current quarter and the remainder of fiscal 2007 will be incurred in order to comply with the internal control provisions as of August 31, 2007.   The increase in selling, general and administrative expenses is also in part due to stock based compensation of approximately $210,000 in the current quarter compared to $120,000 in the prior year period.

Interest Expense

Interest expense decreased $39,000 or 13% to $246,000 for the quarter ended February 28, 2007 compared to $285,000 in the prior year quarter.  The decrease in interest expense is a direct result of the Company’s ability to reduce its overall debt balances through principal payments from operating cash flow.    The Company expects to continue to pay down its debt through operating cash flow in fiscal 2007 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $37,000 to $85,000 for the quarter ended February 28, 2007 compared to $48,000 in the prior year quarter.  Other income includes monthly rental income of $14,875 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a thirty-six month rental agreement commencing on December 1, 2006 and expiring on November 30, 2009.

Income Taxes

In the quarter ending November 30, 2005, the Company concluded that it was more likely than not that the deferred tax asset in the form of capital loss carryforwards totaling $1.7 million would be realized prior to its expiration beginning in fiscal 2009 as a result of the anticipated sale of real property currently owned by the Company.  Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in the quarter ending November 30, 2005 resulting in a tax benefit of $635,000 which is reflected in the fiscal 2006 year to date results.  The gain on the sale of this property will be recorded for both financial reporting and tax purposes in the period in which title is transferred from the Company to the buyer of the property.  The anticipated effective tax rate in fiscal year 2007 is 37%.  This compares to a rate of 38% with a net effective rate after reversal of the valuation allowance of approximately 32% in fiscal 2006.

Net Income

Net income increased $418,000 or 44% to $1,372,000 in the quarter ended February 28, 2007 compared to $954,000 in the prior year quarter. The increase in the current quarter is a direct result of increased revenue growth coupled with the Company’s ability to leverage its fixed costs.

Liquidity and Sources of Capital

The Company’s cash balance increased $121,000 to $2,537,000 at February 28, 2007 from $2,416,000 at August 31, 2006.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The higher cash balance at February 28, 2007 was primarily the result of the cash acquired during the Humiseal Europe acquisition a portion of which was being held for the acquisition of certain assets from Metronelec in establishing HumiSeal Sarl in early March 2007.   Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

Cash flow provided by operations was $3,181,000 in the first six months of fiscal year 2007 compared to $3,112,000 in the prior year period.  Cash provided by operations during the first half of fiscal 2007 was primarily due to operating income offset by purchases of raw materials and income tax payments.

The ratio of current assets to current liabilities increased to 2.5 as of February 28, 2007 from 2.1 as of August 31, 2006.  Increases in inventory, due to increased demand and overall sales volume, along with decreases in accrued income taxes and the current portion of long-term debt were the primary contributors to the increased working capital.

Cash flow used in investing activities of $2,320,000 was primarily due to the $1,690,000 cash paid for the acquisition of Capital Services and purchases of property, plant and equipment.

Cash flow used in financing activities of $842,000 was primarily due to the new term loan of $1,800,000 from Bank of America used to fund the Company’s acquisition of Capital Services offset by net payments of long-term debt and the annual dividend payment.

On December 4, 2006 the Company paid a cash dividend of $0.40 per share (totaling $1,589,000) to shareholders of record on October 31, 2006.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or “Eurodollar rate” plus 1.5 percent, or at the effective 30-day LIBOR rate plus 1.75 percent.  The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $5.1 million and 6.82%, respectively, at February 28, 2007.  The Company had $4.9 million in available credit at February 28, 2007 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2007 and future periods. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2009).

As of March 31, 2007, the Company had $5.0 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of February 28, 2007.

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

The Company does not have any significant off-balance sheet arrangements.

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

The Company’s domestic operations have limited currency exposure since all invoices are denominated in U.S. dollars. With the addition of the Company’s UK operations (Humiseal Europe) in fiscal 2006, the exposure to currency exchange fluctuation has increased.  The Company is reviewing its policies and procedures to reduce this exposure while maintaining the benefit from this operation and sales to other European customers.  Historically, the Company has maintained minimal cash balances outside the U.S.  As of February 28, 2007, the Company had cash balances in the United Kingdom for its Humiseal Europe division denominated primarily in pounds sterling and equal to US $2,092,000.   The Company expects to reduce this balance in fiscal 2007 by using the cash to pay down debt or for other strategic acquisitions.

The Company incurred a foreign currency translation gain in the six months ended February 28, 2007 in the amount of $382,000 related to its Humiseal Europe division which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity.  The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 1A – Risk Factors

Please refer to Item 1A in the Company’s Form 10-K for the fiscal year ended August 31, 2006 for a complete discussion for the risk factors which could materially affect the Company’s business, financial condition or future results.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Severance agreement between Chase Corporation and Terry M. Jones (Chief Marketing Officer)
10.2	Severance agreement between Chase Corporation and Adam P. Chase (Chief Operating Officer)
10.3	Severance agreement between Chase Corporation and Kenneth L. Dumas (Chief Financial Officer)
10.4	Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for members of the Board of Directors
10.5	Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 13, 2007	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman, President and Chief Executive Officer

Dated: April 13, 2007	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer