Form 10-Q/A
period 2007-02-28
CHASE CORP
filed 2007-04-26
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This amendment on Form 10-Q/A is being filed solely to revise Part II — Other Information in Chase Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, originally filed on April 16, 2007 (the “Report”), by correcting the inadvertent omission of Item 4, “Submission of Matters to a Vote of Security Holders” as set forth below.  This amendment does not alter any other part of the content of the Report.  This amendment speaks as of the date of the Report and we have not updated any information in the Report to reflect any events that occurred at a date subsequent to the filing of the Report.   This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Chase Corporation’s Annual Meeting of Stockholders was held on February 5, 2007.  The following nominees to the Board of Directors were elected by the margins indicated:

Name of Director	For	Authority Withheld
Peter R. Chase	3,536,308	101,375
Mary Claire Chase	3,538,728	98,955
William H. Dykstra	3,602,392	35,291
J. Brooks Fenno	3,530,813	106,870
Lewis P. Gack	3,602,887	34,796
George M. Hughes	3,456,773	180,910
Ronald Levy	3,533,419	104,264

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 25, 2007	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman, President and Chief Executive Officer

Dated: April 25, 2007	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer