Form 10-Q
period 2007-05-31
CHASE CORP
filed 2007-07-16
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2007

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

The number of shares of Common Stock outstanding as of June 30, 2007 was 8,206,950.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2007

Information regarding shares of the Company’s Common Stock set forth in this Report has been retroactively adjusted to reflect the Company’s 2-for-1 stock split which was effected in the form of a 100% stock dividend on June 27, 2007.

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31,	August 31
	2007	2006
ASSETS
Current Assets:
Cash	$1,418,566	$2,416,097
Accounts receivable, less allowance for doubtful accounts of $774,243 and $512,317	19,734,246	15,573,669
Inventories	18,007,146	16,627,393
Prepaid expenses and other current assets	1,380,551	526,874
Deferred income taxes	535,294	535,294
Total current assets	41,075,803	35,679,327

Property, plant and equipment, net	19,974,126	18,470,875

Other Assets
Goodwill	15,059,509	12,983,323
Intangible assets, less accumulated amortization of $2,877,025 and $2,116,873	6,265,570	6,093,678
Cash surrender value of life insurance	4,198,488	4,074,619
Restricted investments	1,309,415	1,355,005
Other assets	75,414	180,270
	$87,958,325	$78,837,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,522,021	$8,033,683
Accrued payroll and other compensation	2,048,936	2,029,357
Accrued expenses - current	3,456,953	2,721,528
Accrued income taxes	300,231	1,134,617
Accrued pension expense - current	384,000	384,000
Current portion of long-term debt	2,010,000	2,935,000
Total current liabilities	16,722,141	17,238,185

Long-term debt, less current portion	11,525,000	10,288,179
Deferred compensation	2,263,813	2,271,903
Accrued pension expense	1,513,025	830,838
Accrued expenses	996,828	446,202
Deferred income taxes	1,755,053	1,688,038
Commitments and Contingencies (Notes 8 and 9)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 10,000,000 shares; 8,196,450 at May 2007 and 7,798,846 at August 2006 issued and outstanding	819,645	389,942
Additional paid-in capital	2,252,062	1,267,508
Accumulated other comprehensive income	1,395,285	893,887
Retained earnings	48,715,473	43,522,415
Total stockholders’ equity	53,182,465	46,073,752
Total liabilities and stockholders’ equity	$87,958,325	$78,837,097

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Revenue
Sales	$34,177,895	$27,592,791	$91,945,638	$76,356,384
Royalty and commissions	365,362	420,806	1,345,903	847,074
	34,543,257	28,013,597	93,291,541	77,203,458
Costs and Expenses
Cost of products and services sold	23,351,724	20,220,960	65,179,083	55,684,131
Selling, general and administrative expenses	6,150,727	4,829,398	16,499,716	15,156,200
Loss on impairment of goodwill	311,000	457,000	311,000	457,000
Deferred compensation expense, net	—	—	—	814,034

Operating income	4,729,806	2,506,239	11,301,742	5,092,093

Interest expense	(240,216)	(270,575)	(731,567)	(760,847)
Other income, net	54,516	48,090	195,253	137,551

Income before income taxes	4,544,106	2,283,754	10,765,428	4,468,797

Income taxes	1,681,319	913,880	3,983,208	1,127,344

Net income	$2,862,787	$1,369,874	$6,782,220	$3,341,453

Net income per common and common equivalent share
Basic	$0.35	$0.18	$0.84	$0.43
Diluted	$0.34	$0.17	$0.82	$0.42

Weighted average shares outstanding
Basic	8,187,196	7,792,270	8,037,034	7,754,250
Diluted	8,400,792	7,969,994	8,320,576	7,934,126

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MAY 31, 2007

(UNAUDITED)

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2006	7,798,846	$779,884	$877,566	$893,887	$43,522,415	$46,073,752
Exercise of stock options	709,740	70,974	3,785,773			3,856,747
Common stock received for payment of stock option exercise	(234,984)	(23,498)	(3,056,089)			(3,079,587)
Common stock retained to pay statutory minimum withholding taxes on common stock	(92,132)	(9,213)	(1,435,639)			(1,444,852)
Tax benefit from exercise of stock options		—	1,968,016			1,968,016
Common stock grant pursuant to fully vested restricted stock units	14,980	1,498	112,435			113,933
Cash dividend paid, $0.40 per share					(1,589,162)	(1,589,162)
Foreign currency translation adjustment				455,063		455,063	$455,063
Net unrealized gain on restricted investments, net of tax				46,335		46,335	46,335
Net income					6,782,220	6,782,220	6,782,220
Comprehensive income							$7,283,618
Balance at May 31, 2007	8,196,450	$819,645	$2,252,062	$1,395,285	$48,715,473	$53,182,465

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended May 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,782,220	$3,341,453
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of equipment	(2,900)	(600)
Loss on impairment of goodwill	311,000	457,000
Gain on settlement of life insurance policies	—	(404,833)
Depreciation	1,900,178	1,607,461
Amortization	731,854	490,613
Provision for losses on trade receivables	261,167	201,596
Stock issued for compensation	—	1,520,073
Excess tax benefit from exercise of stock options	(1,968,016)	(96,934)
Deferred taxes	—	(496,980)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(3,991,298)	(1,655,012)
Inventories	(1,063,233)	(2,502,795)
Prepaid expenses & other assets	(719,300)	660,637
Accounts payable	322,769	683,272
Accrued expenses	1,892,127	789,175
Accrued income taxes	1,110,805	54,870
Deferred compensation	(8,090)	990,769
Net cash provided by operating activities	5,559,283	5,639,765

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,286,677)	(1,502,012)
Purchases of intangible assets	(5,999)	—
Contingent purchase price for acquisitons	(290,967)
Payments for acquisitions, net of cash acquired	(3,073,892)	(8,169,410)
Proceeds from sale of equipment	2,900	600
Investment in restricted investments, net of withdrawals	91,925	(36,371)
Distributions from investment in minority interests	—	1,575
Proceeds from settlement of cash surrender value life insurance policies	—	1,787,540
(Increase) in net cash surrender value of life insurance, net	(123,869)	(128,332)
Net cash used in investing activities	(6,686,579)	(8,046,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	28,406,163	27,578,027
Payments of principal on debt	(28,094,342)	(22,483,854)
Dividend paid	(1,589,162)	(1,358,250)
Proceeds from exercise of common stock options	777,160	72,534
Excess tax benefit from exercise of stock options	1,968,016	96,934
Payments of statutory minimum taxes on stock options and restricted stock	(1,444,852)	(562,950)
Net cash provided by financing activities	22,983	3,342,441

INCREASE (DECREASE) IN CASH	(1,104,313)	935,796
Effect of foreign exchange rates on cash	106,782	78,540
CASH, BEGINNING OF PERIOD	2,416,097	847,001

CASH, END OF PERIOD	$1,418,566	$1,861,337

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$113,933	—
Common stock received for payment of stock option exercises	$3,079,587	$172,526
Accrued contingent payments related to acquisitions	$110,000	$446,202

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2007, the results of operations and cash flows for the interim periods ended May 31, 2007 and 2006, and changes in stockholders’ equity for the interim period ended May 31, 2007.

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

The results of operations for the interim period ended May 31, 2007 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2006, which are contained in the Company’s 2006 Annual Report on Form 10-K.

On June 27, 2007, Chase Corporation completed a two-for-one stock split, in the form of a 100% stock dividend, which had been authorized by its Board of Directors on May 30, 2007.  The stock split entitled all stockholders of record at the close of business on June 13, 2007 to receive one additional share of the Company’s common stock, par value $.10 per share, for each share of Common Stock held on that date. All references to common shares and per share amounts herein have been restated to reflect the stock split for all periods presented.

Note 2 – Inventories

Inventories consist of the following as of May 31, 2007 and August 31, 2006:

	May 31, 2007	August 31, 2006
Raw materials	$9,640,436	$8,840,258
Finished and in process	8,366,710	7,787,135
Total Inventories	$18,007,146	$16,627,393

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Net income	$2,862,787	$1,369,874	$6,782,220	$3,341,453

Weighted average common shares outstanding	8,187,196	7,792,270	8,037,034	7,754,250
Additional dilutive common stock equivalents	213,596	177,724	283,542	179,876
Diluted shares outstanding	8,400,792	7,969,994	8,320,576	7,934,126

Net income per share - Basic	$0.35	$0.18	$0.84	$0.43
Net income per share - Diluted	$0.34	$0.17	$0.82	$0.42

Note 4 – Stock Based Compensation

On May 15, 2007, pursuant to authorization by the Board of Directors, the CEO granted a total of 17,600 restricted stock units to certain non executive officer employees of the Company for service for the period May 2007 through May 2010.  The Company is amortizing this expense ratably over this three year service period.  Subject to the terms of the restricted stock unit agreements, these restricted stock units will be issued in the form of common stock at the conclusion of this service period.

At a meeting of the Board of Directors of Chase Corporation held in February 2007, the Compensation and Management Development Committee approved a grant of 6,648 restricted stock units to members of the Board of Directors for service for the period February 2007 through January 2008.  These restricted stock units will be issued in the form of common stock at the conclusion of this service period. The Company is amortizing this expense ratably over the twelve month period beginning February 2007 to January 2008.

On February 3, 2006 the Board of Directors of Chase Corporation approved a performance and service based restricted stock unit grant of 82,634 shares to key members of management based on the fiscal year 2006 results.  These restricted stock units are vesting over the period February 2006 through August 2008.  Based on the fiscal year 2006 financial results 41,318 additional restricted stock units (for a total of 123,952 restricted stock units) were granted subsequent to the end of fiscal year 2006 in accordance with the performance measurement criteria. Compensation expense is being recognized over the vesting period on a ratable basis.

In February 2006 the Board of Directors of Chase Corporation also approved a plan for issuing a performance and service based restricted stock unit grant of approximately of 88,630 shares to key members of management with an issue date of September 1, 2006 and a vesting date of August 31, 2009.  These shares are subject to a performance measurement based upon the results of fiscal year 2007 which will determine the final calculation of the number of shares that will be issued. Compensation expense is being recognized over the vesting period on a ratable basis and based on quarterly probability assessments.

Note 5 – Segment Information

The Company operates in two business segments, a Specialized Manufacturing segment and an Electronic Manufacturing Services segment.  Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services.  Electronic Manufacturing Services include printed circuit board and electromechanical assembly services for the electronics industry.  The Company evaluates segment performance based upon income before income taxes.

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Revenues from external customers
Specialized Manufacturing	$29,621,788	$24,666,852	$79,230,789	$68,071,219
Electronic Manufacturing Services	4,921,469	3,346,745	14,060,752	9,132,239
Total	$34,543,257	$28,013,597	$93,291,541	$77,203,458

Income before income taxes
Specialized Manufacturing	$5,986,199	$3,293,855	$14,045,395	$9,746,534
Electronic Manufacturing Services	690,832	257,344	1,642,286	670,167
Total for reportable segments	6,677,031	3,551,199	15,687,681	10,416,701
Corporate and Common Costs	(2,132,925)	(1,267,445)	(4,922,253)	(5,947,904)
Total	$4,544,106	$2,283,754	$10,765,428	$4,468,797

	May 31, 2007	August 31, 2006
Total assets
Specialized Manufacturing	$61,626,986	$54,261,266
Electronic Manufacturing Services	13,416,141	12,098,862
Total for reportable segments	75,043,127	66,360,128
Corporate and Common Assets	12,915,198	12,476,969
Total	$87,958,325	$78,837,097

Note 6 – Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2006	$6,984,435	$5,998,888	$12,983,323
Acquisition of Capital Services Joint Systems	513,290	—	513,290
Acquisition of Paper Tyger - additional earnout	290,967		290,967
Acquisition of Metronelec assets	1,379,603		1,379,603
Loss on Impairment of NEQP	(311,000)		(311,000)
Foreign Exchange translation adjustment	203,326	—	203,326
Balance at May 31, 2007	$9,060,621	$5,998,888	$15,059,509

Management is still finalizing the purchase price allocation for the Company’s acquisition of certain assets from Metronelec SARL (see Note 7).  Accordingly, the amount allocated to goodwill above as well as other identifiable intangible assets will be finalized in the quarter ending August 31, 2007.

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

In the quarter ended May 31, 2007, based on the decrease in sales activity in the current year and the completion of the fiscal year 2008 budget, management determined that the carrying value of goodwill associated with the Company’s Northeast Quality Products (NEQP) division may not be recoverable.  Accordingly, the Company performed a goodwill impairment analysis.  Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2007 and projections for future years based on the fiscal year 2008 budgeting process, the goodwill impairment analysis yielded results that would not support the current book value of the goodwill associated with this division. As a result, the Company concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $311,000 was recorded as of May 31, 2007. Goodwill related to NEQP, having a pre-impairment book value of $660,000, was written down to its fair value of $349,000 in accordance with generally accepted accounting principles.

Intangible assets subject to amortization consist of the following at May 31, 2007 and August 31, 2006:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2007
Patents and agreements	13.2 years	2,101,867	1,645,553	456,314
Formulas	9.2 years	1,261,235	241,758	1,019,477
Trade names	3.8 years	281,294	116,224	165,070
Customer lists and relationships	10.8 years	5,486,584	873,490	4,613,094

August 31, 2006
Patents and agreements	13.5 years	2,032,898	1,461,213	571,685
Formulas	9.1 years	1,093,485	128,091	965,394
Trade names	4.1 years	188,294	56,730	131,564
Customer lists and relationships	10.9 years	4,884,259	470,839	4,413,420

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615.

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2007 and 2006 was $731,854 and $490,613, respectively.  Estimated amortization expense for the remainder of fiscal year 2007 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2007 (remaining three months)	$226,022
2008	893,169
2009	821,447
2010	721,233
2011	668,177
2012	660,589
$3,990,637

Note 7 – Acquisitions

Humiseal Europe SARL

On March 14, 2007, Chase Corporation expanded its international presence with the formation of HumiSeal Europe SARL in France.  HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris, France.  In conjunction with establishing the new company certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products.

The purchase price for this acquisition was €885,000 (approximately US $1,150,000) plus acquisition related costs and additional contingent payments to be made by the Company if certain revenue targets are met during the five year period ending February 29, 2012.  The effective date for this acquisition for accounting purposes was March 12, 2007 and the results of HumiSeal Europe SARL have been included in the Company’s financial results since then.  The purchase price was financed out of cash flow from the Company’s European operations.

Management is still finalizing the purchase price allocation as it relates to the value of the intangible assets acquired and is expected to complete this by fiscal year end August 31, 2007.  All assets acquired, including goodwill, are included in the Company’s Specialized Manufacturing Segment.

Not included in the acquisition were the equipment and other materials of Metronelec.  That business, which is unrelated to the HumiSeal business, will continue to operate independently under the Metronelec name.

Capital Services

On September 1, 2006, Chase Corporation acquired all of the capital stock of Capital Services Joint Systems of Schenectady, New York (“Capital Services”) for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications and tax retentions. The values of the holdbacks and retentions total $110,000.  The assets acquired by the Company include inventories, trade receivables, cash, and other current assets.   The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-poxy products over the four years ending August 31, 2010.  The additional payments related to these revenue targets are not contingent upon employment and were included as part of the purchase price.

Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets.  This new acquisition joins Chase’s Royston and E-poxy Engineered Materials brands to form the Construction Products group.

The effective date for this acquisition was September 1, 2006 and the results of Capital Services operations have been included in the Company’s financial statements since then.  The purchase price was funded through a loan from Bank of America (See Note 9).

The allocation of the purchase price, including direct costs of the acquisition, was based on the fair values of the acquired assets and liabilities assumed as follows:

Current Assets	$703,525
Property & Equipment	$90,617
Intangible Assets	$708,719
Goodwill	$513,290
Accounts payable and accrued expenses	$(216,151)
Total purchase price	$1,800,000

All assets, including goodwill, acquired as part of Capital Services are included in the Specialized Manufacturing segment.  Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life

Patents and agreements	62,969	2 years
Formulas	167,750	10 years
Trade names	93,000	3 years
Customer lists and relationships	385,000	10 years

Total Capital Services intangible assets	$708,719

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

Note 9 – Long Term Debt

The Company borrowed $1,800,000 from Bank of America in September 2006 in order to fund the acquisition of Capital Services.  This borrowing involved an unsecured, four year term note with interest payments due monthly and principal payments due quarterly.  Interest was calculated at the applicable LIBOR rate plus a margin of 1.5% per annum.  Effective April 2007, the margin was reduced to 1.25%.  Interest payments are due on the first day of each month.  In addition to the interest payments, Chase Corporation must make quarterly payments of principal in the amount of $112,500 on each quarterly anniversary of the first interest payment date during the term of the note.

The Company borrowed $2,000,000 from Citizens Bank of Massachusetts in June 2007 in order to purchase a new manufacturing facility in greater Pittsburgh, PA. This borrowing was part of a $4,000,000 unsecured, five year term note entered into in June 2007.  The remainder of the unused term note is available to be used as part of the build out of this manufacturing facility.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.25% per annum.  Interest payments are due on the first day of each month.  In addition to the interest payments, the Company must make quarterly payments of principal in the amount of $200,000 on each quarterly anniversary of the first payment date commencing on June 30, 2008.  Prepayment of the note is allowed at any time during the term of the loan.

Note 10 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Service cost	$104,220	$118,263	$312,660	$354,789
Interest cost	125,320	121,661	375,960	364,983
Expected return on plan assets	(110,778)	(85,475)	(332,334)	(256,425)
Amortization of prior service cost	21,996	21,996	65,988	65,988
Amortization of unrecognized loss	12,242	35,861	36,726	107,583
Net periodic benefit cost	$153,000	$212,306	$459,000	$636,918

As of May 31, 2007, the Company has contributed $0 in the current fiscal year to fund its obligations under the pension plan. The Company plans to contribute $384,000 to fund pension plan obligations in the fourth quarter of the fiscal year ending August 31, 2007.

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

Recent Developments

On May 30, 2007, Chase Corporation announced a two-for-one stock split, to be effected in the form of a 100% stock dividend.  The stock split entitled all stockholders of record at the close of business on June 13, 2007 to receive one additional share of the Company’s common stock, par value $.10 per share, for each share of Common Stock held on that date. The additional shares of Common Stock were distributed on June 27, 2007 to stockholders of record on the record date.

On March 14, 2007, Chase Corporation expanded its international presence with the formation of HumiSeal Europe SARL in France.  HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris.  In conjunction with establishing the new company, certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products. The new business is working closely with the HumiSeal operation in Camberley, Surrey, England allowing direct sales and service to the French market.  Additionally, management believes it is a key step in developing the supply of HumiSeal products on the European continent.

The purchase price for this acquisition was €885,000 (approximately US $1,150,000) plus additional contingent payments to be made by the Company if certain revenue targets are met during the five year period ending February 29, 2012.  The purchase price was financed out of cash flow from the Company’s European operations.

On September 1, 2006, Chase Corporation acquired all of the capital stock of Capital Services Joint Systems of Schenectady, New York (“Capital Services”) for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications and tax retentions. The value of the holdbacks and retentions totals approximately  $110,000.  The assets acquired by the Company include inventories, trade receivables, cash, and other current assets.  The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-poxy products over the four years ending August 31, 2010.

Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets.  This new acquisition joins Chase’s Royston and E-poxy Engineered Materials brands to form the Construction Products group.

Overview

Overall performance in the first nine months of fiscal year 2007 continues to show significant revenue and profit increases as a result of strategic acquisitions, efficiency improvements and strong demand in both the quarter and year to date periods.   Revenue for the Specialized Manufacturing segment achieved strong results in the current quarter as the warmer spring season brought increased demand for key brands like asphalt additive Rosphalt 50®, Pipeline products and other Chase Construction products.  Additionally strong demand for brands such as Chase & Sons®, HumiSeal®, Paper Tyger®, and Chase

BlH2Ock®, continued in the current quarter.  Management remains focused on organizing the Specialized Manufacturing business segment along its eight core product lines in order to leverage critical fixed costs.  The recent acquisition of a new manufacturing facility in greater Pittsburgh, PA will allow for additional production capacity, improved overall efficiencies with existing product lines as well as the ability to integrate future acquisitions.

The Chase Electronic Manufacturing Services segment continued to have robust demand from both its existing and new customers and had significant revenue and profit increases in the third quarter compared to the same period in the prior year.  The increased demand for this segment’s services has resulted in improved profits overall although ongoing pressure from key customers to keep sale prices low continues to negatively impact margins.  This operation continues to leverage its overhead costs and utilize investments made in capital equipment over the past two years.

The Company continues to identify and pursue efficiency enhancements to its manufacturing operations as a means of better positioning its businesses and maximizing resources.

The Company has two reportable segments summarized below:

Segment	Divisions	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Chase Coating & Laminating • Chase Specialty Coatings • NEQP

Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services, bridge deck waterproofing systems, waterproofing membranes, as well as high performance polymeric asphalt additives.

Electronic Manufacturing Services Segment	• Chase EMS

Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

		Income Before	% of
	Revenue	Income Taxes	Revenue
Three Months Ended May 31, 2007
Specialized Manufacturing	$29,622	$5,986	20%
Electronic Manufacturing Services	4,921	691	14
	$34,543	6,677	19
Less corporate and common costs		(2,133)
Income before income taxes		$4,544
Three Months Ended May 31, 2006
Specialized Manufacturing	$24,667	$3,294	13%
Electronic Manufacturing Services	3,347	257	8
	$28,014	3,551	13
Less corporate and common costs		(1,267)
Income before income taxes		$2,284

Total Revenues

Total revenues increased $6,529,000 or 23% to $34,543,000 for the quarter ended May 31, 2007 compared to $28,014,000 in the prior year quarter.  The current quarter total represents an historic milestone for revenues exceeding the previous quarterly high of $31,239,000 which occurred in the fourth quarter of last fiscal year.  Total revenues increased $16,089,000 or 21% to $93,292,000 in the fiscal year to date period compared to $77,203,000 in the same period in fiscal 2006.

Revenues from the Company’s Specialized Manufacturing segment increased $4,955,000 and $11,160,000, in the current quarter and year to date periods, respectively.  The increase in revenues is primarily due to the following for the quarter and year to date periods, respectively  (a)  $2,261,000 and $4,374,000 from Construction Products, (b) $847,000 and $2,495,000 from the Company’s European operations of which $782,000 related to the recent establishment of HumiSeal SARL, and (c)  $1,072,000 and $1,820,000 from the increased sales of Pipeline and Private Label products.

Revenues from the Company’s Electronic Manufacturing Services segment increased $1,574,000 and $4,929,000, in the current quarter and year to date periods, respectively.  The increase in revenues in both the quarter and year to date periods is a result of increased order activity from existing customers as well as higher volume due to several new customers added in the latter half of fiscal 2006 that the Company began shipping to in fiscal 2007.  Additionally, the softness in the assembly market seen in fiscal 2005 and the early part of fiscal 2006 rebounded contributing to overall demand.

Cost of Products and Services Sold

Cost of products and services sold increased $3,131,000 or 15% to $23,352,000 for the quarter ended May 31, 2007 compared to $20,221,000 in the prior year quarter.  Cost of products and services sold increased $9,495,000 or 17% to $65,179,000 in the fiscal year to date period compared to $55,684,000 in the same period in fiscal 2006.

Cost of products and services sold in the Company’s Specialized Manufacturing segment were $19,437,000 and $53,671,000 in the current quarter and year to date periods compared to $17,389,000 and $47,978,000 in the comparable periods in the prior year.  Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $3,915,000 and $11,508,000 in the current quarter and year to date periods compared to $2,832,000 and $7,706,000 in the comparable periods in the prior year.

The following table summarizes the relative percentages of revenues for costs of products and services sold for both of the Company’s reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Specialized Manufacturing	66%	70%	68%	70%
Electronic Manufacturing Services	80%	85%	82%	84%
Total	68%	72%	70%	72%

The dollar value increase in the Specialized Manufacturing segment was a direct result of increased revenues during the first nine months of fiscal 2007.  In spite of increases and fluctuations in the price of raw materials, management’s continued focus on improving manufacturing efficiencies and leveraging the Company’s fixed costs coupled with an emphasis on strategic purchases have helped maintain solid margins on most of the Company’s key product lines.

The increase in dollar value of cost of products and services sold in the Company’s Electronic Manufacturing segment was also a direct result of higher revenues in the first nine months of fiscal 2007.  The percentage decrease as a percentage of revenues in cost of products and services sold in this segment reflects the Company’s ability to leverage its fixed overhead costs on a higher revenue base and offset the increasing raw material costs experienced by this business segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,322,000 or 27% to $6,151,000 for the quarter ended May 31, 2007 compared to $4,829,000 in the prior year quarter.  Selling, general and administrative expenses increased $1,344,000 or 9% to $16,500,000 in the fiscal year to date period compared to $15,156,000 in the same period in fiscal 2006.

The increase in the current quarter includes approximately $500,000 related to professional services for compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act.  Due to the increased market value of the Company’s public float, the deadline for complying with the internal control provisions of Sarbanes-Oxley has been accelerated as the Company will be considered an accelerated filer under SEC regulations beginning with its annual report for the fiscal year ending August 31, 2007.  Accordingly, increased costs in the current quarter and the remainder of fiscal 2007 will be incurred in order to comply with the internal control provisions as of August 31, 2007.   The increase in selling, general and administrative expenses is also in part due to increased accrued incentive compensation for the management and employee incentive plan as well as increased sales commissions due to the company’s strong results.

Loss on Impairment of Goodwill

In the current quarter, the Company concluded the carrying amount of goodwill for the Northeast Quality Products (NEQP) division was not fully recoverable and an impairment charge of $311,000 was recorded as of May 31, 2007. Goodwill related to NEQP, having a pre-impairment book value of $660,000, was written down to its fair value of $349,000.  The Company will continue to assess the realizability of this asset under appropriate generally accepted accounting principles, including the continued annual impairment test, which is completed each August in conjunction with the Company’s fiscal year end.

Interest Expense

Interest expense decreased $31,000 or 11% to $240,000 for the quarter ended May 31, 2007 compared to $271,000 in the prior year quarter.  The decrease in interest expense is a direct result of a reduction in the Company’s overall debt balances through principal payments from operating cash flow.    The Company expects to continue to pay down its debt through operating cash flow in fiscal 2007 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $7,000 or 15% to $55,000 for the quarter ended May 31, 2007 compared to $48,000 in the prior year quarter.  Other income includes monthly rental income of $14,875 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a thirty-six month rental agreement commencing on December 1, 2006 and expiring on November 30, 2009.

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

Net Income

Net income increased $1,493,000 or 109% to $2,863,000 in the quarter ended May 31, 2007 compared to $1,370,000 in the prior year quarter. The increase in the current quarter is a direct result of increased revenue growth coupled with the Company’s ability to leverage its fixed costs.

Liquidity and Sources of Capital

The Company’s cash balance decreased $997,000 to $1,419,000 at May 31, 2007 from $2,416,000 at August 31, 2006.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The higher cash balance at August 31, 2006 was primarily the result of the cash acquired during the Humiseal Europe acquisition a portion of which was being held for the acquisition of certain assets from Metronelec in establishing HumiSeal SARL in March 2007.   Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

Cash flow provided by operations was $5,559,000 in the first nine months of fiscal year 2007 compared to $5,640,000 in the prior year period.  Cash provided by operations during the first nine months of fiscal 2007 was primarily due to operating income offset by purchases of raw materials and income tax payments.

The ratio of current assets to current liabilities increased to 2.5 as of May 31, 2007 from 2.1 as of August 31, 2006.  Increases in inventory, due to increased demand and overall sales volume, along with decreases in accrued income taxes and the current portion of long-term debt were the primary contributors to the increased working capital.

Cash flow used in investing activities of $6,687,000 was primarily due to the $1,690,000 cash paid for the acquisition of Capital Services, $1,181,000 cash paid for the acquisition of certain assets from Metronelec SARL, and cash paid for purchases of property, plant and equipment during fiscal 2007.

Cash flow provided by financing activities of $23,000 was primarily due to the new term loan of $1,800,000 from Bank of America used to fund the Company’s acquisition of Capital Services offset by net payments of long-term debt, the excess tax benefit from the exercise of employee stock options, and the annual dividend payment.

On December 4, 2006 the Company paid a cash dividend of $0.40 per share (totaling $1,589,000) to shareholders of record on October 31, 2006.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) plus 1.25 percent, or at the effective 30-day LIBOR rate plus 1.75 percent.  The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $6.5 million and 6.57%, respectively, at May 31, 2007.  The Company had $3.5 million in available credit at May 31, 2007 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2007 and future periods. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2009).

As of June 30, 2007, the Company had $8.7 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of May 31, 2007.

In September 2006 (fiscal 2007), the Company borrowed $1.8 million from Bank of America in order to fund its acquisition of Capital Services Joint Systems.  This borrowing involved an unsecured, four year term note with interest payments due monthly and principal payments due quarterly.  Interest was calculated at the applicable LIBOR rate plus a margin of 1.5% per annum.  Effective April 2007, the margin was reduced to 1.25%.  Interest payments are due on the first day of each month.  In addition to the interest payments, Chase Corporation must make quarterly payments of principal in the amount of $112,500 on each quarterly anniversary of the first interest payment date during the term of the note.  The loan is subject to certain debt covenants similar to the Company’s credit facility as discussed above.  Prepayment of the note is allowed at any time during the term of the loan.

The Company borrowed $2,000,000 from Citizens Bank of Massachusetts in June 2007 in order to finance the purchase of a new manufacturing facility in greater Pittsburgh, PA. This borrowing was part of a $4,000,000 unsecured, five year term note entered into in June 2007.  The remainder of the unused term note is available to be used as part of the build out of this manufacturing facility.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.25% per annum.  Interest payments are due on the first day of each month.  In addition to interest payments, the Company must make quarterly payments of principal in the amount of $200,000 on each quarterly anniversary of the first payment date commencing on June 30, 2008.  Prepayment of the note is allowed at any time during the term of the loan.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

The Company does not have any significant off-balance sheet arrangements.

The Company currently has no significant capital commitments but plans on adding additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its manufacturing plants.  Additionally, the Company will continue to consider the acquisitions of companies or other assets in the future which are complementary to its business.  The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

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

The Company’s domestic operations have limited currency exposure since all invoices are denominated in U.S. dollars. With the addition of the Company’s UK operations (Humiseal Europe) in fiscal 2006 and the formation of HumiSeal Europe SARL in France in fiscal 2007, the exposure to currency exchange fluctuation has increased.  The Company is reviewing its policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  Historically, the Company has maintained minimal cash balances outside the U.S.  As of May 31, 2007, the Company had cash balances in the United Kingdom for its Humiseal Europe division denominated primarily in pounds sterling and equal to US $635,000 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $54,000.   The Company expects to maintain a relatively low balance in fiscal 2007 by using excess cash to pay down debt or for other strategic acquisitions.

The Company incurred a foreign currency translation gain in the nine months ended May 31, 2007 in the amount of $455,000 related to its European operations which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity.  The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of the Company’s fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Chase Corporation

Dated: July 16, 2007	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman, President and Chief Executive Officer

Dated: July 16, 2007	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer