Form 10-K
period 2007-08-31
CHASE CORP
filed 2007-11-14
CIK 830524

Use these links to rapidly review the document
CHASE CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K For the Year Ended August 31, 2007
ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

Commission File Number: 1-9852

CHASE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation of organization)	11-1797126 (I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324
(Address of Principal Executive Offices, Including Zip Code)

(508) 279-1789
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock ($0.10 Par Value)	American Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES / /    NO /x/

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.YES / /    NO /x/

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.YES /x/    NO / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer / /            Accelerated Filer /x/            Non-Accelerated Filer / /

        Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES / /    NO /x/

        The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 28, 2007 (the last business day of the registrant's second quarter of fiscal 2007), was approximately $80,854,000.

        As of October 31, 2007, the Company had outstanding 8,222,259 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

        Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's fiscal year ended August 31, 2007, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2007

        Information regarding shares of the Company's Common Stock set forth in this Report has been retroactively adjusted to reflect the Company's 2-for-1 stock split which was effected in the form of a 100% stock dividend on June 27, 2007.

PART I

ITEM 1—BUSINESS

Primary Operating Divisions and Facilities and Industry Segment

        Chase Corporation (the "Company" or "Chase") is an innovative global manufacturer of Specialty Tapes, Laminates, Sealants, and Coatings and provides electronic manufacturing services. The Company's strategy is to maximize its core businesses and brands while seeking future opportunities through selective acquisitions. The Company is organized into two operating segments with multiple facilities. All plant locations are part of the Company's Specialized Manufacturing segment with the exception of Chase EMS, which is part of the Company's Electronic Manufacturing Services segment. A summary of the Company's operating structure as of August 31, 2007 is as follows:

Primary Manufacturing Location(s)	Background/History	Key Products & Services
SPECIALIZED MANUFACTURING SEGMENT
Randolph, MA	This operating facility has been producing products for the wire and cable industry for more than 50 years. This was one of the Company's first operating facilities.
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

Paper Tyger® is a trademark for laminated durable papers sold to the envelope converting and commercial printing industries. The Company's Paper Tyger products are marketed under the names Paper Tyger, NaturalWhite and SuperWhite.

Paterson, NJ	In February 2003, Chase Facile, Inc. ("Chase Facile®"), a wholly-owned subsidiary of the Company, acquired certain assets of Facile, Inc. ("Facile"), located in Paterson, New Jersey.	Flexible composites and laminates for the wire & cable, ospace and industrial laminate markets including Insulfab®, an insulation material used in the aerospace industry.
Taylorsville, NC	In January 2004, the Company purchased certain manufacturing equipment and began manufacturing operations at this facility.
Flexible packaging for industrial and retail use. Slit film for the building wire market and for telecommunication cable. This facility also produces laminated films for the flexible packaging industry.
Pittsburgh, PA	The HumiSeal business and product lines were acquired more than thirty five years ago.	Protective conformal coatings under the brand name HumiSeal®, moisture protective coatings sold to the electronics industry.

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

Rosphalt50®, an asphalt additive used predominantly on bridge decks for waterproofing protection.

Bridge deck waterproofing systems, reflective cracking and waterproofing membranes, as well as high performance polymeric asphalt additives.
Schenectady, New York	In September 2006, the Company acquired all of the capital stock of Capital Services Joint Systems.	Manufacture waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets.
Evanston, IL	In November 2001, the Company acquired substantially all of the assets of Tapecoat, a division of T.C. Manufacturing Inc.	Manufacture protective coatings and tape products, including the brand Tapecoat®, for several markets.

Camberley, Surrey, England
In October 2005, the Company acquired all of the capital stock of Concoat Holdings Ltd. and its subsidiaries. In 2006 Concoat was renamed Humiseal Europe.

In March 2007, the Company expanded its international presence with the formation of HumiSeal Europe SARL in France. In conjunction with establishing the new company, certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products.
Concoat had been an agent, distributor and manufacturing licensee of Chase Corporation's HumiSeal® product line for nearly 25 years.

HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris. The new business is working closely with the HumiSeal operation in Camberley, Surrey, England allowing direct sales and service to the French market.
Newburyport, MA	In July 1999, the Company acquired Northeast Quality Products, Co. Inc., ("NEQP").	Specialty printer producing custom pressure sensitive labels.
ELECTRONIC MANUFACTURING SERVICES SEGMENT
Winchester, MA	In May 1999, the Company acquired RWA, Inc. ("RWA"). Effective in fiscal 2005, this division moved to Winchester, MA from Melrose, MA and is doing business as Chase EMS.	Assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Other Business Developments

Acquisition of Long Products

        On September 1, 2007 (fiscal year 2008), Chase Corporation continued to expand its international presence with the acquisition of the product lines and manufacturing facility of Long Products of Rye, East Sussex, England. For over 35 years, Long Products has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia. This new acquisition joins Chase's North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.

        This acquisition was completed by Chase through its wholly owned subsidiary, Chase Protective Coatings Ltd. The purchase price for this acquisition was approximately £950,000 (US $1,915,295 at the time of the acquisition) plus acquisition-related costs.

Two-for-One Stock Split

        On May 30, 2007, Chase Corporation announced a two-for-one stock split, to be effected in the form of a 100% stock dividend. The stock split entitled all stockholders of record at the close of business on June 13, 2007 to receive one additional share of the Company's common stock, par value $.10 per share, for each share of Common Stock held on that date. The additional shares of Common Stock were distributed on June 27, 2007 to stockholders of record on the record date.

Formation of Humiseal Europe SARL

        In March 2007, Chase Corporation expanded its international presence with the formation of HumiSeal Europe SARL in France. HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris. In conjunction with establishing the new company, certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products. The new business is working closely with the HumiSeal operation in Camberley, Surrey, England, allowing direct sales and service to the French market. Additionally, management believes it is a key step in developing the supply of HumiSeal products on the European continent.

        The purchase price for this acquisition was €885,000 (approximately US $1,150,000 at the time of the acquisition) plus acquisition-related costs and additional contingent payments to be made by the Company if certain revenue targets are met during the five year period ending February 29, 2012. The effective date for this acquisition for accounting purposes was March 9, 2007 and the results of HumiSeal Europe SARL have been included in the Company's financial results since then. The purchase price was financed out of cash flow from the Company's European operations.

Acquisition of Capital Services of New York, Inc.

        On September 1, 2006, Chase Corporation acquired all of the capital stock of Capital Services of New York, Inc. located in Schenectady, New York ("Capital Services") for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications. The value of the holdbacks and retentions totaled approximately $110,000. The assets acquired by Chase Corporation included inventories, trade receivables, cash, and other current assets. The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-Poxy products over the four years ending August 31, 2010.

        Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This acquisition joins Chase's Royston and E-Poxy Engineered Materials brands to form the Construction Products group.

Products and Markets

        The Company's principal products are specialty tapes, laminates, sealants and coatings that are sold by Company salespeople and manufacturers' representatives. In the Company's Specialized Manufacturing segment, these products consist of:

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

  (v)
  laminated durable papers, which are produced and sold primarily to the envelope converting and commercial printing industries;

  (vi)
  flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets, and

  (vii)
  expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

        In addition, the Company's Electronic Manufacturing Services segment provides circuit board assembly and contract manufacturing services to electronic goods manufacturers. There is some seasonality with the Company's product offerings sold into the construction market as increased demand is often experienced when temperatures are warmer (April through October) with less demand occurring when temperatures are colder (typically the second fiscal quarter). The Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets during fiscal year 2007.

Employees

        As of October 31, 2007, the Company employed approximately 383 people (including union employees). The Company believes that its relationship with its employees is good.

Backlog, Customers and Competition

        As of October 31, 2007, the backlog of orders believed to be firm was approximately $16,647,000 of which $7,468,000 was related to the Company's Electronic Manufacturing Services segment. This compared with a total of $12,691,000 as of October 31, 2006 of which $7,356,000 was associated with the Company's Electronic Manufacturing Services segment. The backlog of orders in the Specialized Manufacturing segment has some seasonality due to the construction season. During fiscal 2007, 2006 and 2005, no customer accounted for more than 10% of sales. No material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

        There are other companies that manufacture or sell products and services similar to those made and sold by the Company. Many of those companies are larger and have greater financial resources than the Company. The Company competes principally on the basis of technical performance, service reliability, quality and price.

Raw Materials

        The Company obtains raw materials from a wide variety of suppliers with alternative sources of most essential materials available within reasonable lead times.

Patents, Trademarks, Licenses, Franchises and Concessions

        The Company owns the following trademarks: HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons® and Chase Facile®, trademarks for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; Insulfab®, a trademark for insulation material used in the aerospace industry; Paper Tyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries, Tapecoat®, a trademark for corrosion preventative surface coatings and primers; Royston®, a trademark for corrosion inhibiting coating composition for use on pipes; and Eva-Pox® and Ceva®, trademarks for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry. The Company has no other material trademarks, licenses, franchises, or concessions. The Company holds various patents but believes that, at this time, they are not material to the success of the business.

Working Capital and Research and Development

        There are no special practices followed by the Company relating to working capital. Approximately $2,000,000 $1,900,000, and $1,500,000 was spent for Company-sponsored research and development during fiscal 2007, 2006 and 2005, respectively. Research and development increased by $100,000 in fiscal 2007 compared to 2006 primarily due to increased materials and salary expenses.

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

ITEM 1A—RISK FACTORS

        The following risk factors should be read carefully in connection with evaluating the Company's business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect the Company's business, operations, industry or financial position or its future financial performance. While the Company believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect its business, operations, industry, financial position and financial performance in the future.

The Company currently operates in a mature market where increases or decreases in market share could be significant.

        The Company's sales and net income are largely dependent on recurring sales from a consistent and established customer base. Organic growth opportunities are minimal; however, the Company has and will continue to use strategic acquisitions as a means to build and grow the business. In this business environment, increases or decreases in market share could have a material effect on the Company's business condition or results of operation. The Company faces intense competition from a diverse range of competitors, including operating divisions of companies much larger and with far greater resources than the Company. If the Company is unable to maintain its market share, business could suffer.

The Company's business strategy includes the pursuit of strategic acquisitions, which may not be successful if they happen at all.

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

        Even if the Company does identify a suitable acquisition target and is able to negotiate and close a transaction, the integration of an acquired business into the Company's operations involves numerous risks, including potential difficulties in integrating an acquired company's product line with the Company's own; the diversion of the Company's resources and management's attention from other business concerns; the potential loss of key employees; risks associated with entering a new geographical or product market; and the day-to-day management of a larger and more diverse combined company. The Company may not realize the synergies, operating efficiencies, market position or revenue growth it anticipates from acquisitions and its failure to effectively manage the above risks and other problems associated with acquisitions could have a material adverse effect on its business, growth prospects and financial performance.

Fluctuations in the supply and prices of raw materials may negatively impact the Company's financial results.

        The Company obtains the raw materials needed to manufacture its products from a number of suppliers. Many of these raw materials are petroleum-based derivatives. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair the Company's ability to procure necessary materials, or increase the cost of manufacturing its products. If the prices of raw materials increase, and the Company is unable to pass these increases on to its customers, the Company could experience reduced profit margins.

The Company is dependent on key personnel.

        The Company depends significantly on its executive officers including Chairman, President and Chief Executive Officer, Peter R. Chase, and on other key employees. The loss of the services of any of these key employees could have a material impact on the Company's business and results of operations. In addition, the Company's acquisition strategy will require that it attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on the Company's ability to remain competitive in the future.

The financial impact of implementing the internal control provisions of the Sarbanes-Oxley Act imposes significant costs on small businesses such as Chase.

        Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company's management is required to maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, beginning in fiscal 2007, the Company started performing system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its controls. The Company's testing, or the subsequent testing by its independent registered public accounting firm, may reveal deficiencies in the Company's internal control over financial reporting that are deemed to be material weaknesses. The Company's compliance with Section 404 requires that it incur substantial accounting expense and expend significant management time on compliance-related issues. These costs were greatest during the current fiscal year as this was the initial timeframe that the Company was required to fully comply with the internal control provisions of Section 404 of the Sarbanes-Oxley Act. The Company expects ongoing compliance costs beyond the initial implementation to lessen; however, they will still be present in future fiscal years.

If the Company cannot successfully manage the unique challenges presented by international markets, it may not be successful in expanding its international operations.

        The Company's strategy includes expansion of its operations in existing and new international markets by selective acquisitions and strategic alliances. The Company's ability to successfully execute its strategy in international markets is affected by many of the same operational risks it faces in expanding its U.S. operations. In addition, the Company's international expansion may be adversely affected by its ability to identify and gain access to local suppliers as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which it currently operates or intends to operate in the future. Risks inherent in its international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on the Company's future costs or on future cash flows from its international operations.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None

ITEM 2—PROPERTIES

        The Company owns office and manufacturing properties and leases office and manufacturing space as outlined in the table below. All properties are used by the Company's Specialized

Manufacturing segment except for Corporate and the Chase EMS division. The Chase EMS property is used by the Company's Electronic Manufacturing Services segment.

Location	Square Feet	Operating Segment	Owned/ Leased	Principal Use
Bridgewater, MA	5,200	Corporate	Owned	Corporate headquarters and executive office
West Bridgewater, MA	35,700	Corporate	Owned	Space leased to Sunburst under a 36-month lease agreement currently expiring in November 2009
Randolph, MA	77,500	Specialized Manufacturing	Owned	Manufacture of electrical protective coatings and tape products
Webster, MA	25,000	Specialized Manufacturing	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paterson, NJ	40,000	Specialized Manufacturing	Leased	Manufacture of tape and related products for the electronic and telecommunications industries
Taylorsville, NC	50,000	Specialized Manufacturing	Leased	Manufacture of flexible packaging for industrial and retail use
Taylorsville, NC	2,500	Specialized Manufacturing	Leased	Storage warehouse
Cranston, RI	500	Specialized Manufacturing	Leased	Sales office
Middlefield, CT	625	Specialized Manufacturing	Leased	Support sales office for Paper Tyger product line
Taunton, MA	5,200	Specialized Manufacturing	Leased	Research and development, and technical center
Pittsburgh, PA	44,000	Specialized Manufacturing	Owned	Manufacture and sale of protective coatings and tape products
O'Hara Township, PA	109,000	Specialized Manufacturing	Owned	Manufacture and sale of protective coatings and tape products
Evanston, IL	100,000	Specialized Manufacturing	Owned	Manufacture and sale of protective coatings and tape products
Albany, NY	2,250	Specialized Manufacturing	Leased	Support sales office for Construction Products
Schenectady, NY	9,000	Specialized Manufacturing	Leased	Manufacture and sale of waterproofing sealants, expansion joints and accessories
Newburyport, MA	15,000	Specialized Manufacturing—Northeast Quality Products, Co, Inc.	Leased	Manufacture and sale of custom pressure-sensitive labels
Camberley, Surrey, England	6,700	Specialized Manufacturing—Humiseal Europe	Leased	Manufacture and sales of protective coatings
Paris, France	900	Specialized Manufacturing—Humiseal Europe	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market.
Winchester, MA	25,000	Electronic Manufacturing	Leased	Manufacturing and sales for the Electronic Manufacturing Services segment

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

ITEM 3—LEGAL PROCEEDINGS

        From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management's opinion, is likely to seriously harm the Company's business, results of operations, financial conditions or cash flows.

        The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date was postponed and no new trial date has been set. As of October 2007, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended August 31, 2007.

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning the Company's Executive Officers as of August 31, 2007. Each officer of the Company is selected by the Company's Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years.
Peter R. Chase	59	Chairman of the Board of the Company since February 2007, Chief Executive Officer of the Company since September 1993 and President of the Company since April 1992.
Adam P. Chase	35
		Vice President and Chief Operating Officer of the Company since February 2007, Vice President Operations February 2006 through February 2007, and Vice President Chase Coating & Laminating Division March 2003 through February 2007.
Kenneth L. Dumas	36
		Chief Financial Officer and Treasurer of the Company since February 2007, Director of Finance February 2006 through January 2007, Corporate Controller January 2004 through January 2007, Assistant Corporate Controller April 2003 through January 2004. Prior to joining Chase, he was employed by PricewaterhouseCoopers as a Senior Manager in its Audit Practice.
Terry M. Jones	46
		Vice President Business Development and Chief Marketing Officer since February 2007, Vice President Marketing and Business Development since February 2006, and Vice President Specialty Coatings Division August 2002 through February 2007.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the American Stock Exchange (Symbol: CCF). As of October 31, 2007, there were 454 shareholders of record of the Company's Common Stock and 2,251 beneficial shareholders who held shares in nominee name. The closing price of Chase Corporation's common stock was $20.30 per share as reported by the American Stock Exchange.

        The following table sets forth the high and low daily closing prices for the Company's common stock as reported by the American Stock Exchange for each quarter in the fiscal years ended August 31, 2007 and 2006:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$11.47	$8.47	$7.51	$7.03
Second Quarter	16.99	11.50	7.78	7.05
Third Quarter	17.50	12.45	7.65	7.07
Fourth Quarter	20.50	14.65	8.47	7.20

        The Company paid a cash dividend per common share of $0.25, $0.20, and $0.175 for the years ended August 31, 2007, 2006 and 2005, respectively. The cash dividend for each fiscal year was paid subsequent to year end. Certain of the Company's borrowing facilities contain financial covenants which may have the effect of limiting the amount of dividends that the Company can pay.

Comparative Stock Performance

        The following line graph compares the yearly percentage change in the Company's cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index ("the S&P 500 Index"), and a composite peer index that is weighted by market equity capitalization (the "Peer Group Index"). The companies included in the Peer Group Index are American Biltrite, Inc., Lamson & Sessions Co., Plymouth Rubber Company Inc., and Flamemaster Corp. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2002 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

Chase Corporation
Comparison of Cumulative Five Year Total Return
Assumes Initial Investment of $100

	2002	2003	2004	2005	2006	2007
Chase Corp	$100	$132	$182	$161	$193	$404
S&P 500	$100	$112	$125	$141	$153	$176
Peer Group	$100	$104	$142	$220	$376	$385

ITEM 6—SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data".

	Fiscal Years Ended August 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$127,460	$108,442	$91,389	$87,084	$74,566
Income before minority interest	10,193	6,114	4,849	5,101	5,318
Income (loss) from unconsolidated joint venture	—	—	22	26	(60)
Loss on impairment of unconsolidated joint venture	—	—	(83)	(500)	—
Net income	10,193	6,114	4,788	4,627	5,258
Net income per common share—basic	$1.26	$0.79	$0.63	$0.61	$0.65
Net income per common share—diluted	$1.22	$0.77	$0.61	$0.58	$0.62
Balance Sheet Data
Total assets	$83,965	$78,837	$63,927	$59,257	$57,734
Long-term debt and capital leases	3,823	10,288	9,569	8,343	6,005
Total stockholders' equity	56,212	46,074	38,840	36,980	37,609
Cash dividends per common share(1)	$0.25	$0.20	$0.175	$0.175	$0.155

(1)
Single annual dividend payments declared and paid subsequent to fiscal year end.

Note: Information related to the Company's acquisitions and dispositions can be found in the Overview and Recent Developments sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides an analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2007	2006	2005
	(dollars in thousands)
Revenue	$127,460	$108,442	$91,389
Net Income	$10,193	$6,114	$4,788
Increase in revenue from prior year
Amount	$19,018	$17,053	$4,305
Percentage	18%	19%	5%
Increase in net income from prior year
Amount	$4,079	$1,326	$161
Percentage	67%	28%	3%
Percentage of revenue:
Revenue	100%	100%	100%
Expenses:
Cost of products and services sold	69%	72%	72%
Selling, general and administrative expenses	18	19	18
Other expenses	0	0	1

Income before income taxes	13	9	9
Income taxes	5	3	4

Net income	8%	6%	5%

Recent Developments

        In September 2006, Chase Corporation acquired all of the capital stock of Capital Services of New York, Inc. located in Schenectady, New York ("Capital Services") for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications. The value of the holdbacks and retentions total approximately $110,000. The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-Poxy products over the four years ending August 31, 2010.

        The assets acquired by Chase Corporation include inventories, trade receivables, cash, and other current assets. Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This new acquisition joins Chase's Royston and E-Poxy Engineered Materials brands to form the Construction Products group.

        In March 2007, Chase Corporation expanded its international presence with the formation of HumiSeal Europe SARL in France. HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris. In conjunction with establishing the new company, certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products. The new business is working closely with the HumiSeal operation in Camberley, Surrey, England, allowing direct sales and service to the French market. Additionally, management believes it is a key step in developing the supply of HumiSeal products on the European continent.

        On May 30, 2007, Chase Corporation announced a two-for-one stock split, to be effected in the form of a 100% stock dividend. The stock split entitled all stockholders of record at the close of business on June 13, 2007 to receive one additional share of the Company's common stock, par value $.10 per share, for each share of Common Stock held on that date. The additional shares of Common Stock were distributed on June 27, 2007 to stockholders of record on the record date.

        In September 2007 (fiscal 2008), Chase Corporation continued to expand its international presence with the acquisition of the product lines and manufacturing facility of Long Products of Rye, East Sussex, England. For over 35 years, Long Products has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia. This new acquisition joins Chase's North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.

Overview

        Strategic acquisitions, efficiency improvements and healthy demand contributed to significant revenue and profit increases in fiscal 2007. The Company's Specialized Manufacturing segment had a strong finish in fiscal 2007 with annual sales of Chase Construction Products achieving a record high. Demand for Pipeline products increased during the traditional construction season and sales to the Wire & Cable market remained steady. The Company's key brands including HumiSeal®, Paper Tyger®, Chase & Sons®, Chase BlH2Ock®, Tapecoat®, Royston® and Rosphalt50® continue to provide value in the market place and our French company, HumiSeal Europe SARL, established in March, is helping to expand the Company's presence in Europe.

        The Company's Electronic Manufacturing Services segment achieved record revenues in fiscal 2007 as this segment continued to experience robust demand from both its existing and new customers. The increased demand for this segment's services has resulted in improved profits overall although ongoing pressure from key customers to keep sale prices low continues to negatively impact margins. This operation continues to leverage its overhead costs and utilize investments made in capital equipment over the past two years.

        The Company continues to pay close attention to the global market and overall demand for its eight core product lines. As uncertainty in some markets is evident and pricing pressures continue to squeeze margins, the Company's ability to leverage fixed costs remains a priority. The Company continues to renovate its new manufacturing facility in the Pittsburgh, PA area and anticipates that the majority of the building improvements will be completed in the first half of fiscal 2008. This new facility will allow for additional production capacity and improved overall efficiencies with existing product lines, and will provide space to integrate future acquisitions.

        The Company has two reportable segments summarized below:

Segment	Product Lines		Manufacturing Focus and Products
Specialized Manufacturing Segment	• • • • • • •	Wire and Cable Electronic Coatings Transportation Pipeline Construction Packaging and Industrial Digital and Print Media	Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications and moisture protective coatings for electronics and printing services, bridge deck waterproofing systems, waterproofing membranes, as well as high performance polymeric asphalt additives.
Electronic Manufacturing Services Segment	•	Chase EMS
Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest	% of Revenue
Fiscal 2007
Specialized Manufacturing	$109,195	$20,094	18%
Electronic Manufacturing Services	18,265	2,040	11

	$127,460	22,134	17

Less corporate and common costs		(5,955)

Income before income taxes and minority interest		$16,179

Fiscal 2006
Specialized Manufacturing	$95,418	$14,960	16%
Electronic Manufacturing Services	13,024	1,072	8

	$108,442	16,032	15

Less corporate and common costs		(7,068)

Income before income taxes and minority interest		$8,964

Fiscal 2005
Specialized Manufacturing	$79,461	$11,756	15%
Electronic Manufacturing Services	11,928	1,188	10

	$91,389	12,944	14

Less corporate and common costs		(5,260)

Income before income taxes and minority interest		$7,684

Total Revenues

        Total revenues for fiscal 2007 increased $19.1 million or 18% to $127.5 million from $108.4 million in the prior year. Revenues in the Company's Specialized Manufacturing segment increased $13.8 million or 14% to $109.2 million for the year ended August 31, 2007 compared to $95.4 million for fiscal 2006. The increase in revenues from the Company's Specialized Manufacturing segment in fiscal 2007 is primarily due to increased sales in the following product markets: (a) $7.3 million from Construction products due to increased highway projects including Rosphalt 50® as well as sales from the Capital Services acquisition, (b) $2.9 million from the Company's European operations including $1.6 million related to the recent establishment of HumiSeal SARL, (c) $2.4 million from Pipeline products, and (d) $1.4 million from Electronic Coatings.

        The increased revenues in Specialized Manufacturing were complemented by an increase in revenues from the Company's Electronic Manufacturing Services segment during the year. Revenues from the EMS segment increased $5.3 million or 41% to $18.3 million for the year ended August 31, 2007 compared to $13.0 million for fiscal 2006. This increase was primarily due to increased order activity from existing customers as well as higher volume due to several new customers added in the latter half of fiscal 2006 that the Company began shipping to in fiscal 2007. Additionally, the softness in the assembly market seen in fiscal 2005 and the early part of fiscal 2006 rebounded contributing to overall demand.

        Royalty and commissions in the Specialized Manufacturing segment increased $510,000 or 40% for the year ended August 31, 2007 compared to fiscal 2006. Of this increase, $370,000 is attributable to increased activity during fiscal 2007 from the Company's Asian licensee.

        Export sales from domestic operations to unaffiliated third parties were $14.0 million, $14.1 million, and $12.3 million for the years ended August 31, 2007, 2006 and 2005, respectively. Export sales remained relatively flat for fiscal 2007 as compared to fiscal 2006 and the Company does not anticipate any material change to export sales during fiscal 2008.

        Total revenues for fiscal 2006 increased $17.0 million or 19% to $108.4 million from $91.4 million in fiscal 2005. Revenues in the Company's Specialized Manufacturing segment were $95.4 million in fiscal 2006 compared to $79.5 million in fiscal 2005. The increase in revenues from the Company's Specialized Manufacturing segment in fiscal 2006 was primarily due to the following: (a) $1.1 million from the acquisition of the E-Poxy business which was acquired in fiscal 2005 and whose results were included for the full year in fiscal 2006 compared to 5 months in fiscal 2005; (b) $4.4 million from the acquisition of Concoat in fiscal 2006; and (c) $1.3 million in increased sales of Chase BLH2OCK® product and wire and cable products which were a result of utility companies increasing maintenance budgets, increased industrial power and power transmission projects and significant roadway infrastructure enhancement projects.

        The Company's Electronic Manufacturing Services segment revenues increased $1.1 million or 9% to $13.0 million for the year ended August 31, 2006 compared to $11.9 million for fiscal 2005. This increase was primarily due to new customer orders and increased demand from existing customers as the softness in the assembly market seen in fiscal 2005 began to strengthen in the latter half of fiscal 2006 resulting in stronger demand for EMS services.

        Royalty and commissions in the Specialized Manufacturing segment increased $133,000 for fiscal 2006 compared to fiscal 2005. The increase for the year is primarily attributable to increased activity from the Company's Asian licensee, partially offset by the loss of royalty revenue attributable to the Company's acquisition of Concoat, which was a source of royalty income before it was acquired by the Company in fiscal 2006.

Cost of Products and Services Sold

        Cost of products and services sold increased $10.3 million or 13% to $87.9 million for the fiscal year ended August 31, 2007 compared to $77.6 million in fiscal 2006. As a percentage of revenues, cost of products and services sold decreased to 69% in fiscal 2007 compared to 72% for fiscal 2006.

        Cost of products and services sold in the Company's Specialized Manufacturing segment for the fiscal year ended August 31, 2007 were $72.9 million compared to $66.6 million in fiscal 2006. The dollar value increase in this segment was a direct result of increased revenues during 2007. As a percentage of revenues, cost of products and services sold in the Company's Specialized Manufacturing segment decreased to 67% in the year ended August 31, 2007, compared to 70% in the same period in fiscal 2006. In spite of increases and fluctuations in the price of raw materials, some changes in product mix, management's continued focus on improving manufacturing efficiencies and leveraging the Company's fixed costs coupled with an emphasis on strategic purchases have helped maintain solid margins on most of the Company's key product lines.

        Cost of products and services sold in the Company's Electronic Manufacturing Services segment were $15.0 million for the fiscal year ended August 31, 2007 compared to $11.0 million in fiscal 2006. The dollar value increase in cost of products and services sold was also a direct result of higher revenues during fiscal 2007. As a percentage of revenues, cost of products and services sold in this segment decreased to 82% for fiscal 2007 compared to 84% for fiscal 2006. The percentage decrease as a percentage of revenues in this segment reflects the Company's ability to leverage its fixed overhead costs on a higher revenue base and offset the increasing raw material costs experienced by this business segment.

        In fiscal 2006, cost of products and services sold increased $11.4 million or 17% to $77.6 million compared to $66.2 million in the prior fiscal year. As a percentage of revenues, cost of products and services sold remained flat at 72% in fiscal 2006 and 2005. Cost of products and services sold in the Company's Specialized Manufacturing segment were $66.6 million in fiscal 2006 compared to $56.3 million in fiscal 2005. The majority of the dollar value increase was a result of increased revenues during 2006. As a percentage of revenues, cost of products and services sold in the Company's Specialized Manufacturing segment decreased to 70% in the year ended August 31, 2006, compared to 71% in the same period in fiscal 2005. The decrease was primarily due to management's continued focus on improving manufacturing efficiencies as well as its continued emphasis on strategic purchases in helping to offset raw material cost increases on some of the Company's key product lines.

        Cost of products and services sold in the Company's Electronic Manufacturing Services segment were $11.0 million in fiscal 2006 compared to $9.9 million in fiscal 2005. The dollar value increase in cost of products and services sold was primarily attributable to increased revenues in fiscal 2006 coupled with an increase in fixed manufacturing costs attributable to the new Winchester plant as well as increases in raw material costs. As a percentage of revenues, cost of products and services sold in this segment increased slightly to 84% for fiscal 2006 compared to 83% for fiscal 2005.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $1.8 million or 9% to $22.4 million during fiscal 2007 compared to $20.6 million in fiscal 2006. As a percentage of revenues, selling, general and administrative expenses were 18% for the year ended August 31, 2007 compared to 19% for the year ended August 31, 2006. The dollar increase in fiscal 2007 relates primarily to approximately $1 million of additional expenses incurred related to professional services required for compliance with the internal control reporting requirements of Section 404 of the Sarbanes-

Oxley Act. Due to the increased market value of the Company's publicly held common stock, the deadline for complying with the internal control provisions of Sarbanes-Oxley was accelerated as the Company is an accelerated filer under SEC regulations beginning with this Annual Report on Form 10-K for the fiscal year ending August 31, 2007.

        The increase in selling, general and administrative expenses is also in part due to increased accrued incentive compensation for the management and employee incentive plan as well as increased sales commissions due to the Company's strong results. These selling, general and administrative expense increases observed during fiscal 2007 were partially offset by a decrease in the non-cash stock based compensation expense of $434,000 to $1,301,000 in fiscal 2007 compared to $1,735,000 in fiscal 2006. The percentage decrease in fiscal 2007 compared to fiscal 2006 can be attributed to the Company's increased revenue base and ongoing efforts to leverage its fixed costs wherever possible.

        Selling, general and administrative expenses increased $3.4 million or 20% to $20.6 million during fiscal 2006 compared to $17.2 million in fiscal 2005. As a percentage of revenues, selling, general and administrative expenses were 19% for the years ended August 31, 2006 and 2005. The dollar increase in fiscal 2006 relates to additional expenses associated with the Company's newly acquired Humiseal Europe operations; increased salary and benefit costs; health care costs; information technology and telecommunication costs; and higher public company expenses, including accounting and legal fees. Additionally, the Company recorded non-cash stock based compensation expense in the amount of $1,735,000 in fiscal 2006. This charge relates to the issuance of 196,500 shares of Company stock to certain key members of management and 12,254 shares to members of the Board of Directors in recognition of services performed during fiscal years 2002 through 2005. The Company is also ratably recognizing expense for additional stock based compensation granted to members of the Board of Directors and key members of management. The Board of Director's stock based compensation was for services from February 2006 through January 2007. Stock based compensation for key members of management was based on the fiscal year 2006 results and is vesting over the period from February 2006 through August 31, 2008.

        Bad debt expense, net of recoveries, increased $101,000 to $268,000 in fiscal 2007 compared to $167,000 in fiscal 2006 and $166,000 in fiscal 2005. The increase in fiscal 2007 relates to a product dispute with a customer in the Company's Specialized Manufacturing segment and financial difficulties for two customers in the Company's Electronic Manufacturing Services segment. The Company will continue to monitor these developments and maintains a strict adherence to its credit policies and guidelines as well as a continued focus and active management of the accounts receivable function.

Deferred Compensation Expense

        During the first quarter of fiscal 2006, the Company recorded a gain of $403,000 realized on the surrender of two split dollar life insurance policies in accordance with the terms of a November 2005 agreement between the Company and a former officer's widow. In surrendering the policies, the Company received approximately $1,790,000 in cash in the quarter ended February 28, 2006 and agreed to pay the former officer's widow an annuity payment in the amount of $37,500 per quarter beginning October 31, 2005. The present value of the expected quarterly payments resulted in a deferred compensation charge of $1,217,000, which was recorded as an expense by the Company in the first quarter of fiscal 2006. Accordingly, the net expense of the surrender of the two life insurance polices was $814,000.

        The $1,790,000 in additional cash provided the Company with increased flexibility in building its core businesses and looking for strategic acquisitions. Furthermore, by surrendering these two split dollar life insurance policies, the Company ceased making premium payments on these policies which were not tax deductible and is now receiving a tax deduction on the quarterly annuity payments as they are made.

Loss on Impairment of Goodwill

        In fiscal 2006, based on a decrease in sales activity during the year and the completion of the fiscal year 2007 budget, the Company concluded the carrying amount of goodwill for the Northeast Quality Products (NEQP) division was not fully recoverable and an impairment charge of $457,000 was recorded as of May 31, 2006. Goodwill related to NEQP, having a pre-impairment book value of $1,117,000, was written down to its estimated fair value at the time of $660,000.

        In fiscal 2007, the Company concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an additional impairment charge of $311,000 was recorded as of May 31, 2007. Goodwill related to NEQP, having a pre-impairment book value of $660,000, was written down to its estimated fair value of $349,000. The Company will continue to assess the realizability of this asset under appropriate generally accepted accounting principles, including the continued annual impairment test, which is completed each August in conjunction with the Company's fiscal year end.

Interest Expense

        Interest expense was $900,000 in fiscal 2007 compared to $1,018,000 and $496,000 in fiscal 2006 and 2005, respectively. The decrease in interest expense is a direct result of a reduction in the Company's overall debt balances through principal payments from operating cash flow. The increase in interest expense in fiscal 2006 as compared to fiscal 2005 was a direct result of increased debt due to the April 2005 acquisition of E-Poxy and the October 2005 acquisition of Concoat. The Company expects to continue to pay down its debt through operating cash flow in fiscal 2008 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income

        Other income increased $58,000 to $241,000 in fiscal 2007 compared to $183,000 and $168,000 in fiscal 2006 and 2005, respectively. Other income consists predominantly of monthly rental income of $14,875 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a thirty-six month rental agreement originally commencing on December 1, 2003 and subsequently extended for an additional thirty-six months on December 1, 2006 and expiring on November 30, 2009. The fiscal year 2007 increase in other income consists primarily of a $3,000 increase in monthly rental fees per the new rental agreement and bank interest earned by the Company's Humiseal Europe division. The fiscal year 2006 increase in other income from the prior year consists primarily of bank interest earned by the Company's Humiseal Europe division.

Income Taxes

        The effective tax rate for fiscal 2007 was 37.0% compared to 32.0% and 37.0% in fiscal 2006 and 2005, respectively. In all three years, the Company has received the benefit of strong export sales and foreign tax credits. The effective tax rate of 37.0% for fiscal 2007 compares reasonably to the prior year due to a tax benefit of $635,000 which was reflected in the fiscal 2006 results. After reversal of the tax benefit, the revised effective tax rate in fiscal 2006 would have been approximately 38% compared to 37% in fiscal years 2007 and 2005. The tax benefit was the result of the Company's conclusion in fiscal 2006 that it was more likely than not that the deferred tax asset in the form of capital loss carryforwards totaling $1.7 million would be realized prior to its expiration beginning in fiscal 2009 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in the quarter ending November 30, 2005 resulting in a tax benefit of $635,000 which was reflected in the fiscal 2006 results. The gain on the sale of this property will be recorded for both financial reporting and tax purposes in the period in which title is transferred from the Company to the buyer of the property.

Income (Loss) from Unconsolidated Joint Venture

        The income (loss) from unconsolidated joint venture relates to a 42% equity position in the Stewart Group, Inc. ("SGI"), located in Toronto, Canada, and held by the Company until 2005. In fiscal 1995, the Company formed SGI as a joint venture with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. In accordance with the Company's accounting policies, the carrying value of this investment was reviewed periodically or whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable and impairment may exist.

        In fiscal 2005, the Company sold all of its remaining investment interest in SGI to the majority shareholder of SGI (SGL Holdings Ltd.) for $450,000 plus potential additional contingent consideration based on the net income of SGI for the years ended September 30, 2006 and 2007 as defined in the Share Purchase Agreement between the parties. In conjunction with this transaction, the Company recorded an impairment charge of $83,000 related to its investment in SGI. Through August 31, 2007, the threshold required for additional consideration had not been met.

Net Income

        Net income in fiscal 2007 increased $4.1 million or 67% to $10.2 million compared to $6.1 million in fiscal 2006. The increase in net income in the current year is primarily due to increased revenue growth in the Company's core product lines coupled with the Company's ability to leverage its fixed costs. These increases in fiscal 2007 were partially offset by approximately $1 million of expenses incurred related to the Company's first year of compliance with Section 404 of the Sarbanes-Oxley Act. Additionally, fiscal 2006 net income was lower as a result of charges recorded during that year related to the loss on impairment of goodwill from NEQP of $457,000, stock based compensation of $1,735,000 and deferred compensation expense of $814,000 compared to a loss on impairment of goodwill of $311,000 and stock based compensation of $1,301,000 in fiscal 2007.

        Net income in fiscal 2006 increased $1.3 million or 28% to $6.1 million compared to $4.8 million in fiscal 2005. The increase in net income in the current year is primarily due to increased revenue growth in the Company's core product lines coupled with the Company's ability to leverage its fixed costs. These benefits were partially offset by the loss on impairment of goodwill from NEQP of $457,000, stock based compensation of $1,735,000 and deferred compensation expense of $814,000 as discussed previously. Additionally, the Company received the benefit of a lower effective tax rate for the year ended August 31, 2006 which is also discussed above.

Liquidity and Sources of Capital

        The Company's cash balance increased $28,000 to $2,444,000 at August 31, 2007 from $2,416,000 at August 31, 2006. Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance. The higher cash balance at August 31, 2007 was a result of cash flow generated during the year being held for a pending acquisition which closed in September 2007 (fiscal 2008). A similarly high cash balance of $2,416,000 at August 31, 2006 compared to $847,000 at August 31, 2005 was primarily the result of the cash acquired as part of the Humiseal Europe acquisition as well as cash flow generated by that operation during fiscal 2006.

        Cash flow provided by operations was $14,705,000 for the year ended August 31, 2007 compared to $10,348,000 in fiscal 2006 and $6,376,000 in fiscal 2005. Cash provided by operations during fiscal 2007 was primarily due to operating income and decreased inventory balances offset by increased accounts receivable balances. Cash provided by operations during fiscal 2006 was primarily due to operating income offset by increased inventory and accounts receivable balances which were higher due to an increase in sales volume.

        The ratio of current assets to current liabilities was 2.3 as of August 31, 2007 compared to 2.1 as of August 31, 2006. The increase in the Company's current ratio at August 31, 2007 from the prior year was primarily attributable to increases in accounts receivable due to higher sales volume combined with a decrease in the current portion of long term debt.

        Cash flow used in investing activities was $7,750,000 for the year ended August 31, 2007 compared to $8,752,000 in fiscal 2006 and $4,442,000 in fiscal 2005. During fiscal 2007, cash flow used in investing activities was primarily due to the acquisition of Capital Services, the acquisition of certain assets from Metronelec SARL, and cash paid for purchases of property, plant and equipment. During fiscal 2006, cash flow used in investing activities was primarily due to purchases of property, plant and equipment and the acquisition of the Concoat business, offset by cash received from the settlement of cash surrender value life insurance policies. During fiscal 2005, cash flow used in investing activities was primarily due to purchases of property, plant and equipment, the acquisition of the E-Poxy business, and payments made on the Company-owned split dollar life insurance policies, which increased the cash surrender value of the life insurance.

        Cash flow used in financing activities of $7,049,000 for the year ended August 31, 2007 compared to $159,000 in fiscal 2006 and $2,493,000 in fiscal 2005. During fiscal 2007, cash flow used in financing activities was primarily due to the Company's ability to use excess cash generated from operating results to pay off existing long-term debt and the annual dividend payment, partially offset by the excess tax benefit from the exercise of employee stock options. During fiscal 2006, cash flow used in financing activities was primarily due to the new term loan used to fund the Company's acquisition of Concoat, offset by (a) payments made on the term loan and the Company's line of credit arrangement; (b) payments of minimum taxes on stock grants and stock options; and (c) payment of the annual dividend. During fiscal 2005, cash flow used in financing activities was primarily due to cash received from borrowings under the Company's line of credit arrangement and exercise of common stock options offset by (a) payments made on the same line of credit and other debt agreements; (b) payment of the annual dividend; and (c) payments of statutory minimum taxes on stock options and restricted stock.

        On October 16, 2006, the Company announced a cash dividend of $0.20 per share (totaling approximately $1,589,000) to shareholders of record on October 31, 2006 and payable on December 4, 2006.

        On October 15, 2007, the Company announced a cash dividend of $0.25 per share (totaling approximately $2,056,000) to shareholders of record on October 31, 2007 payable on December 3, 2007.

        The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) or "Eurodollar rate" plus 1.25 percent, or at the effective 30-day LIBOR rate plus 1.75 percent. There was no outstanding balance on this credit facility at August 31, 2007. The Company had the maximum amount of $10 million in available credit at August 31, 2007 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2008 and future periods. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2009).

        As of October 31, 2007, the Company had $9.9 million in available credit under this credit facility.

        Under the terms of the Company's credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2007.

        In addition to this primary credit facility, the Company borrowed $7.8 million from Citizens Bank of Massachusetts in October 2005 in order to fund its acquisition of Concoat Holdings Limited. This borrowing involved an unsecured, five year term note with interest payments due monthly and principal payments due quarterly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.5% per annum. Effective April 2007, the margin was reduced to 1.25%. In addition to interest payments, which are due monthly, Chase Corporation must make quarterly payments of principal in the amount of $390,000 on each quarterly anniversary of the first interest payment date during the term of the note. The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $2.6 million and 6.60%, respectively, at August 31, 2007. Prepayment of the note is allowed at any time during the term of the loan.

        In September 2006, the Company borrowed $1.8 million from Bank of America in order to fund its acquisition of Capital Services of New York, Inc. This borrowing involved an unsecured, four year term note with interest payments due monthly and principal payments due quarterly. Interest was calculated at the applicable LIBOR rate plus a margin of 1.5% per annum. Effective April 2007, the margin was reduced to 1.25%. Interest payments are due on the first day of each month. In addition to the interest payments, Chase Corporation must make quarterly payments of principal in the amount of $112,500 on each quarterly anniversary of the first interest payment date during the term of the note. The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $1.5 million and 6.61%, respectively, at August 31, 2007. Prepayment of the note is allowed at any time during the term of the loan.

        In June 2007, the Company borrowed $2,000,000 from Citizens Bank of Massachusetts in order to finance the purchase of a new manufacturing facility in greater Pittsburgh, PA. This borrowing was part of a $4,000,000 unsecured, five year term note entered into in June 2007. The remainder of the unused term note is available to be used as part of the build out of this manufacturing facility. Interest is calculated at the applicable LIBOR rate plus a margin of 1.25% per annum. Interest payments are due on the first day of each month. In addition to interest payments, the Company must make quarterly payments of principal in the amount of $200,000 on each quarterly anniversary of the first payment date commencing on June 30, 2008. The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $2.0 million and 6.76%, respectively, at August 31, 2007. Prepayment of the note is allowed at any time during the term of the loan.

        All of the Company's bank loans are subject to certain debt covenants similar to the Company's credit facility as discussed above.

Contractual Obligations

        The following table summarizes the Company's contractual cash obligations at August 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1-3 Years	Payments Due 4-5 Years	Payments After 5 Years
Long-term debt	$6,032,500	$2,210,000	$3,822,500	$—	$—
Operating leases	1,632,000	447,000	588,000	195,000	402,000

	$7,664,500	$2,657,000	$4,410,500	$195,000	$402,000

        The Company currently has an on-going capital project that is related to the build out of its new manufacturing facility in greater Pittsburgh, PA. It also plans on adding additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its other manufacturing plants. Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2008 which are complementary to its business. The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurances that such financing will be available at favorable terms, if at all.

        To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

        The Company does not have any significant off balance sheet arrangements.

Recently Issued Accounting Standards

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective for the Company at the end of fiscal year 2007. For additional information about the impact of SFAS 158 on the Company's defined pension and other postretirement benefit plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact that this guidance will have on its results of operations and financial position.

        In September 2006, the FASB issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company was required to initially apply SAB No. 108 during fiscal year 2007. The adoption of SAB No. 108 did not have a material on the Company's Consolidated Financial Statements.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company's tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is therefore effective for the Company in the first quarter of fiscal year 2008. The Company is currently in the process of evaluating the impact that adopting FIN 48 will have on its results of operations and financial position.

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

Revenue Recognition

        The Company recognizes revenue at the time of shipment which is typically when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. The Company analyzes various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income. Commissions are recognized when earned and payments are received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

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

Pension Benefits

        The Company sponsors a non-contributory defined benefit pension plan ("Pension Plan") covering substantially all employees of certain businesses of the Company. In calculating its retirement plan obligations and related expense, the Company makes various assumptions and estimates. These assumptions include discount rates, benefits earned, expected return on plan assets, mortality rates, and other factors. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension obligations and future expense.

Impact of Inflation

        Inflation has not had a significant long-term impact on earnings. In the event of significant inflation, the Company's efforts to recover cost increases would be hampered as a result of the competitive nature of the industries in which it operates.

Forward-Looking Information

        From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on the Company's business and results of operations; technological developments; performance issues with suppliers and subcontractors; the ability of the Company to renew its existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; rapid technology changes and the highly competitive environment in which the Company operates. These risks and uncertainties also include those risks outlined under Item 1A (Risk Factors) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company limits the amount of credit exposure to any one issuer. At August 31, 2007, other than the Company's restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and Directors), all of the Company's funds were in demand deposit accounts. If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

        The Company's domestic operations have limited currency exposure since substantially all invoices are denominated in U.S. dollars. With the addition of the Company's UK operations (Humiseal Europe) in fiscal 2006 and the formation of HumiSeal Europe SARL in France in fiscal 2007, the exposure to currency exchange fluctuation has increased. The Company continues to review its policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers. Historically, the Company has maintained minimal cash balances outside the U.S. As of August 31, 2007, the Company had cash balances in the United Kingdom for its Humiseal Europe Ltd division denominated primarily in pounds sterling and equal to US $1,044,000 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $145,000. The Company expects to maintain a relatively low balance in fiscal 2008 by using excess cash to pay down debt or for other strategic acquisitions.

        The Company incurred a foreign currency translation gain in the year ended August 31, 2007 in the amount of $716,000 related to its European operations which is recorded in other comprehensive income (loss) within the Company's Statement of Stockholders' Equity. The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Chase Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension plans effective August 31, 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, MA
November 13, 2007

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

	August 31,
	2007	2006
ASSETS
Current Assets:
Cash	$2,443,750	$2,416,097
Accounts receivable, less allowance for doubtful accounts of $579,536 and $512,317	17,653,982	15,573,669
Inventories	15,135,773	16,627,393
Prepaid expenses and other current assets	753,818	526,874
Deferred income taxes	729,885	535,294

Total current assets	36,717,208	35,679,327
Property, plant and equipment, net	19,758,276	18,470,875
Other Assets
Goodwill	14,575,640	12,983,323
Intangible assets, less accumulated amortization of $3,134,274 and $2,116,873	7,063,178	6,093,678
Cash surrender value of life insurance	4,588,600	4,074,619
Restricted investments	1,187,488	1,355,005
Other assets	74,519	180,270

	$83,964,909	$78,837,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,135,266	$8,033,683
Accrued payroll and other compensation	2,857,524	2,029,357
Accrued expenses—current	2,864,457	3,105,528
Accrued income taxes	1,092,766	1,134,617
Current portion of long-term debt	2,210,000	2,935,000

Total current liabilities	16,160,013	17,238,185
Long-term debt, less current portion	3,822,500	10,288,179
Deferred compensation	3,489,763	2,271,903
Accrued pension expense	3,271,901	830,838
Accrued expenses	254,052	446,202
Deferred income taxes	754,718	1,688,038

Commitments and Contingencies (Notes 6, 8 and 18)
Stockholders' Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 10,000,000 shares; 8,219,350 in 2007 and 7,798,846 in 2006 issued and outstanding	821,935	779,884
Additional paid-in capital	2,680,170	877,566
Accumulated other comprehensive income (loss)	583,799	893,887
Retained earnings	52,126,058	43,522,415

Total stockholders' equity	56,211,962	46,073,752

Total liabilities and stockholders' equity	$83,964,909	$78,837,097

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2007	2006	2005
Revenue
Sales	$125,668,071	$107,160,497	$90,240,719
Royalty and commissions	1,791,543	1,281,868	1,148,492

	127,459,614	108,442,365	91,389,211

Costs and Expenses
Cost of products and services sold	87,889,639	77,608,493	66,223,612
Selling, general and administrative expenses	22,420,919	20,578,741	17,153,882
Loss on impairment of goodwill	311,000	457,000	—

Operating income	16,838,056	9,798,131	8,011,717
Interest expense	(899,745)	(1,017,654)	(495,653)
Other income	240,745	183,594	167,844

Income before income taxes and minority interest	16,179,056	8,964,071	7,683,908
Income taxes	5,986,252	2,850,082	2,834,913

Income before minority interest	10,192,804	6,113,989	4,848,995
Loss on impairment of unconsolidated joint venture	—	—	(83,218)
Income from unconsolidated joint venture	—	—	22,487

Net income	$10,192,804	$6,113,989	$4,788,264

Net income per common and common equivalent share
Basic	$1.26	$0.79	$0.63
Diluted	$1.22	$0.77	$0.61
Weighted average shares outstanding
Basic	8,080,770	7,770,332	7,564,534
Diluted	8,354,375	7,967,214	7,819,502

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at August 31, 2004	7,547,898	$754,790	$(377,395)	$(4,866)	$36,607,331	$36,979,860
Common stock received to pay stautory minimum withholding taxes on restricted stock	(158,750)	(15,876)	7,938		(1,315,243)	(1,323,181)
Exercise of stock options	421,850	42,184	1,090,553			1,132,737
Shares withheld to pay statutory minimum taxes	(77,028)	(7,702)	(624,388)			(632,090)
Tax benefit from exercise of stock options			820,789			820,789
Non deductible compensation related to Restricted Stock			(336,296)			(336,296)
Common stock received for payment of stock option exercises	(96,640)	(9,664)	(782,632)			(792,296)
Cash dividend paid, $0.175 per share					(1,313,675)	(1,313,675)
Unrealized gain on marketable securities, net of tax				75,515		75,515	75,515
Increase in minimum pension liability, net of tax				(559,692)		(559,692)	(559,692)
Net income					4,788,264	4,788,264	4,788,264

Comprehensive income							$4,304,087

Balance at August 31, 2005	7,637,330	$763,732	$(201,431)	$(489,043)	$38,766,677	$38,839,935
Management stock grant	197,040	$19,704	$1,407,851			1,427,555
Exercise of stock options	52,144	5,214	268,543			273,757
Tax benefit from exercise of stock options			36,795			36,795
Common stock received for payment of stock option exercises	(23,394)	(2,340)	(170,186)			(172,526)
Common stock received to pay statutory minimum withholding taxes on common stock	(76,528)	(7,652)	(555,298)			(562,950)
Board of Directors stock grant	12,254	1,226	91,292			92,518
Cash dividend paid, $0.175 per share					(1,358,251)	(1,358,251)
Foreign currency translation adjustment, net of tax				813,901		813,901	813,901
Net unrealized gain on marketable securities, net of tax				10,389		10,389	10,389
Increase in minimum pension liability, net of tax				558,640		558,640	558,640
Net income					6,113,989	6,113,989	6,113,989

Comprehensive income						—	$7,496,919

Balance at August 31, 2006	7,798,846	$779,884	$877,566	$893,887	$43,522,415	$46,073,752

Exercise of stock options	732,640	$73,264	$3,939,298			4,012,562
Common stock received for payment of stock option exercises	(234,984)	(23,498)	(3,056,089)			(3,079,587)
Common stock retained to pay statutory minimum withholding taxes on common stock	(92,132)	(9,213)	(1,435,639)			(1,444,852)
Tax benefit from exercise of stock options and RSUs			2,242,599			2,242,599
Common stock grant pursuant to fully vested restricted stock units	14,980	1,498	112,435			113,933
Cash dividend paid, $0.20 per share					(1,589,161)	(1,589,161)
FAS 158 pension adjustment, net of tax				(993,563)		(993,563)
Foreign currency translation adjustment, net of tax				715,874		715,874	715,874
Net unrealized loss on marketable securities, net of tax				(32,399)		(32,399)	(32,399)
Net income					10,192,804	10,192,804	10,192,804

Comprehensive income						—	$10,876,279

Balance at August 31, 2007	8,219,350	$821,935	$2,680,170	$583,799	$52,126,058	$56,211,962

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended August 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,192,804	$6,113,989	$4,788,264
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from unconsolidated joint venture	—	—	(22,487)
Loss on impairment of unconsolidated joint venture	—	—	83,218
Loss (Gain) on disposal of assets	35	(600)	24,458
Loss on impairment of goodwill	311,000	457,000	—
Gain on settlement of life insurance policies	—	(404,833)	—
Depreciation	2,530,296	2,159,820	2,029,755
Amortization	970,954	702,193	178,716
Provision for losses on trade receivables	268,127	131,474	93,653
Stock issued for compensation	—	1,520,073	—
Excess tax benefit from exercise of stock options	(2,242,599)	(36,795)	820,789
Deferred taxes	(1,502,051)	(629,151)	(124,525)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,876,456)	(2,232,227)	(769,468)
Inventories	1,857,357	(2,559,232)	(1,516,552)
Prepaid expenses & other assets	(94,966)	1,156,100	(357,385)
Accounts payable	(976,777)	1,649,827	(182,229)
Accrued expenses	1,934,260	241,699	1,226,680
Income taxes payable	2,115,421	1,132,089	—
Deferred compensation	1,217,860	946,446	102,746

Net cash provided by operating activities	14,705,265	10,347,872	6,375,633

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,697,747)	(1,786,427)	(3,127,657)
Purchases of intangible assets	(5,999)	3,275	—
Contingent purchase price for acquisition	(366,538)	(165,683)	(106,886)
Payments for acquisitions, net of cash acquired	(3,308,514)	(8,023,507)	(693,000)
Proceeds from sale of equipment	2,900	600	7,500
Investment in restricted investments, net of withdrawals	135,118	(19,159)	(27,231)
Proceeds from settlement of CSV life insurance policies	—	1,787,540	—
Distributions from investment in minority interests	5,016	1,575	135,034
Proceeds from sale of investment in minority interest	—	—	150,000
(Increase) in net cash surrender value of life insurance, net	(513,981)	(549,736)	(779,696)

Net cash used in investing activities	(7,749,745)	(8,751,522)	(4,441,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	34,593,870	31,985,683	25,225,173
Payments of principal on debt	(41,784,549)	(30,361,322)	(24,789,176)
Dividend paid	(1,589,161)	(1,358,251)	(1,313,675)
Proceeds from exercise of common stock options	932,975	101,231	340,441
Payments of statutory minimum taxes on stock options and restricted stock	(1,444,852)	(562,950)	(1,955,271)
Excess tax benefit from exercise of stock options	2,242,599	36,795	—

Net cash used in financing activities	(7,049,118)	(158,814)	(2,492,508)

INCREASE (DECREASE) IN CASH	(93,598)	1,437,536	(558,811)
Effect of foreign exchange rates on cash	121,251	131,560	—
CASH, BEGINNING OF PERIOD	2,416,097	847,001	1,405,812

CASH, END OF PERIOD	$2,443,750	$2,416,097	$847,001

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        The principal accounting policies of Chase Corporation (the "Company") and its subsidiaries are as follows:

Products and Markets

        The Company's principal products are specialty tapes, laminates, sealants and coatings that are sold by Company salespeople and manufacturers' representatives. In the Company's Specialized Manufacturing segment, these products consist of:

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

  (v)
  laminated durable papers, which are produced and sold primarily to the envelope converting and commercial printing industries;

  (vi)
  flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets, and

  (vii)
  expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

        In addition, the Company's Electronic Manufacturing Services segment provides circuit board assembly and contract manufacturing services to electronic goods manufacturers.

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

        Certain amounts reported in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of demand deposits. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less from date of purchase to be cash equivalents. As of August 31, 2007, the Company had cash balances in the United Kingdom for its Humiseal Europe Ltd division denominated primarily in pounds sterling and equal to US $1,044,000 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $145,000.

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

Buildings	20 to 40 years
Machinery and equipment	3 to 10 years

        Leasehold improvements are depreciated over the lesser of the useful life or the term of the lease.

Investment in Joint Venture

        From time to time, the Company makes investments in closely held companies. These investments are recorded on the equity method, to the extent the Company owns more than 20% but less than 50% of the entity, reflecting the Company's original investment and a proportional interest in the net operations of these companies since no public quotations exist for these investments. The carrying values of these investments are periodically reviewed for impairment based upon estimated fair market values. The company held no investments in joint ventures at August 31, 2007.

Restricted Investments and Deferred Compensation

        The Company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's restricted investments and corresponding deferred compensation liability under the plan were $1,187,488 and $1,355,005 at August 31, 2007 and 2006, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in stockholders' equity.

Revenue Recognition

        The Company recognizes revenue at the time of shipment, which is typically when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. The Company analyzes various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

        Commissions are recognized when earned and payments are received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

Research and Product Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to approximately $2,000,000, $1,900,000 and $1,500,000 for the years ended August 31, 2007, 2006 and 2005, respectively.

Pension Plan

        The Company accounts for its pension plan following the requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance.

Stock Based Compensation

        From time to time, the Company grants stock options to its employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which is effective for the Company as of September 1, 2005. The Company has elected the modified prospective approach, as allowed under SFAS 123(R). The adoption of this statement had no impact on the Company's balance sheet or results of operations since all outstanding stock options were fully vested prior to the date the Company adopted SFAS 123(R). Prior to August 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for employee options granted in the Consolidated Statement of Operations for the year ended August 31, 2005, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

        Prior to the adoption of SFAS 123(R), the Company applied SFAS 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no share-based employee compensation cost was recognized in its net income. As required by SFAS 148 prior to the adoption of SFAS 123(R), the Company provided pro forma net income and pro forma net income per common share disclosures for share-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

        The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the fiscal year ended for the period prior to the adoption of SFAS 123(R).

Year Ended August 31, 2005
Net income, as reported	$4,788,264
Add: Stock based compensation recorded, net of tax	—
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(617,732)

Net income, pro forma	$4,170,532

Net income per share—as reported
Basic	$0.63
Diluted	$0.61
Net income per share—pro forma
Basic	$0.55
Diluted	$0.53

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended August 31, 2005. There were no options granted during the fiscal years ending August 31, 2007 and 2006.

2005
Expected Dividend yield	3.0%
Expected life	5 years
Expected volatility	125.0%
Risk-free interest rate	4.0%

Translation of Foreign Currency

        The financial position and results of operations of the Company's HumiSeal Europe Ltd division were measured using the UK Pound Sterling as the functional currency and the financial position and results of operations of the Company's HumiSeal Europe SARL division in France were measured using euros as the functional currency. Revenues and expenses of these divisions have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rates. Translation gains and losses are being deferred as a separate component of shareholders' equity.

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

Net Income Per Share

        Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock units.

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

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, unrealized gains and losses on marketable securities and adjustments related to the SFAS 158 pension liability.

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

Recently Issued Accounting Standards

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88,

106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective for the Company at the end of fiscal year 2007. For additional information about the impact of SFAS 158 on the Company's defined pension and other postretirement benefit plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact that this guidance will have on its results of operations and financial position.

        In September 2006, the FASB issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company was required to initially apply SAB No. 108 during fiscal year 2007. The adoption of SAB No. 108 did not have a material on the Company's Consolidated Financial Statements.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company's tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is therefore effective for the Company in the first quarter of fiscal year 2008. The Company is currently in the process of evaluating the impact that adopting FIN 48 will have on its results of operations and financial position.

Note 2—Inventories

        Inventories consist of the following as of August 31, 2007 and 2006:

	August 31, 2007	August 31, 2006
Raw materials	$8,245,933	$8,840,258
Finished and in process	6,889,840	7,787,135

Total Inventories	$15,135,773	$16,627,393

Note 3—Property, Plant and Equipment

        Property, plant and equipment consist of the following as of August 31, 2007 and 2006:

	August 31, 2007	August 31, 2006
Property, Plant and Equipment
Land and improvements	$1,730,820	$971,323
Buildings	7,796,174	7,757,627
Machinery and equipment	29,208,722	28,855,187
Leasehold improvements	1,849,501	1,770,529
Construction in progress	1,975,830	688,439

	42,561,047	40,043,105
Accumulated depreciation	(22,802,771)	(21,572,230)

Property, plant and equipment, net	$19,758,276	$18,470,875

Note 4—Goodwill and Intangible Assets

        The purchase price allocation for the Company's acquisitions of Capital Services and certain assets from Metronelec SARL was completed in the quarter ended May 31, 2007 and August 31, 2007, respectively (see Note 15).

        The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2005	$2,179,485	$5,998,888	$8,178,373
Acquisition of Paper Tyger—additional earnout	53,486	—	53,486
Acquisition of E-poxy Engineered Materials—additional earnout	112,197	—	112,197
Acquisition of Concoat Ltd.	4,831,113	—	4,831,113
FX translation adjustment	265,154	—	265,154
Loss on impairment of NEQP	(457,000)	—	(457,000)

Balance at August 31, 2006	$6,984,435	$5,998,888	$12,983,323
Acquisition of Paper Tyger—additional earnout	290,967	—	290,967
Acquisition of E-poxy Engineered Materials—additional earnout	75,571	—	75,571
Acquisition of Capital Services Joint Systems	788,982	—	788,982
Acquisition of Metronelec assets	439,321	—	439,321
FX translation adjustment	308,476	—	308,476
Loss on impairment of NEQP	(311,000)	—	(311,000)

Balance at August 31, 2007	$8,576,752	$5,998,888	$14,575,640

        The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

        In the quarter ended May 31, 2007, based on the decrease in sales activity in the current year and the completion of the fiscal year 2008 budget, management determined that the carrying value of goodwill associated with the Company's Northeast Quality Products (NEQP) division may not be recoverable. Accordingly, the Company performed a goodwill impairment analysis. Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2007 and projections for future years based on the fiscal year 2008 budgeting process, the goodwill impairment analysis yielded results that would not support the current book value of the goodwill associated with this division. As a result of this analysis and consistent with results from the impairment review performed during fiscal 2006, the Company concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an additional impairment charge of $311,000 was recorded as of May 31, 2007. Goodwill related to NEQP, having a pre-impairment book value of $659,927, was written down to its estimated fair value of $348,927 in accordance with generally accepted accounting principles.

        In fiscal year 2006, the Company had concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $457,000 was recorded as of May 31, 2006. Goodwill related to NEQP, having a pre-impairment book value of $1,116,927, was written down to its then fair value of $659,927.

        As of August 31, 2007, the Company had a total goodwill balance of $14,575,640 related to its acquisitions, of which $7,942,594 is deductible for income taxes.

        Intangible assets subject to amortization consist of the following at August 31, 2007 and 2006:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2007
Patents and agreements	12.7 years	2,243,678	1,660,166	583,512
Formulas	9.2 years	1,261,235	279,647	981,588
Trade names	3.8 years	281,294	136,056	145,238
Customer lists and relationships	10.7 years	6,399,630	1,058,405	5,341,225
August 31, 2006
Patents and agreements	13.5 years	2,032,898	1,461,213	571,685
Formulas	9.1 years	1,093,485	128,091	965,394
Trade names	4.1 years	188,294	56,730	131,564
Customer lists and relationships	10.9 years	4,884,259	470,839	4,413,420

        In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615 at August 31, 2007 and 2006.

        Aggregate amortization expense related to intangible assets for the years ended August 31, 2007, 2006 and 2005 was $970,954, $702,193 and $178,716, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2008	$1,000,567
2009	928,243
2010	828,631
2011	775,575
2012	754,987

$4,288,003

Note 5—Cash Surrender Value of Life Insurance

        Life insurance is provided under split dollar life insurance agreements whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.

        The Company recognizes cash surrender value of life insurance policies, net of loans of $5,000 at August 31, 2007 and 2006, secured by the policies, with the following carriers at August 31, 2007 and 2006.

	2007	2006
John Hancock	$2,236,109	$1,877,354
Manufacturers' Life Insurance Company	763,102	708,787
Metropolitan Life Insurance	1,509,858	1,408,947
Other life insurance carriers	79,531	79,531

	$4,588,600	$4,074,619

        Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds.

Note 6—Long-Term Debt and Notes Payable to Bank

        Long-term debt consists of the following at August 31, 2007 and 2006:

	2007	2006
Note payable to bank at the LIBOR rate plus 1.5%. Effective April 2007, the margin was reduced to 1.25%. (weighted average rate of 6.84% at August 31, 2006)	$—	$4,774,429
Term note payable to bank in 20 quarterly payments of $200,000 through September 2008 with interest at the LIBOR rate plus 1.5% (6.76% at August 31, 2006). Balance paid off in January 2007	—	1,100,000
Term note payable to bank in 16 quarterly payments of $143,750 through January 2008 with interest at the LIBOR rate plus 1.5% (6.90% at August 31, 2006). Balance paid off in December 2006	—	718,750
Term note payable to bank in 20 quarterly payments of $390,000 through October 2010 with interest payable monthly at LIBOR rate plus 1.5%. Effective April 2007, the margin was reduced to 1.25% (6.60% and 6.90% at August 31, 2007 and 2006, respectively)	2,570,000	6,630,000
Term note payable to bank in 16 quarterly payments of $112,500 through September 2010 with interest payable monthly at LIBOR rate plus 1.5%. Effective April 2007, the margin was reduced to 1.25% (6.61% at August 31, 2007)	1,462,500	—
Term note payable to bank in 20 quarterly payments of $200,000 through March 2012 with interest payable monthly at LIBOR rate plus 1.25% (6.76% at August 31, 2007)	2,000,000	—

	6,032,500	13,223,179
Less portion payable within one year classified as current	(2,210,000)	(2,935,000)

Long-term debt, less current portion	$3,822,500	$10,288,179

        As summarized as the first item in the table above, the Company has long-term unsecured credit available up to a maximum amount of $10,000,000 at the bank's base lending rate or, at the option of the Company, the effective London Interbank Offered Rate (LIBOR), plus 1.25 percent, or the effective 30 day LIBOR rate plus 1.75 percent. The unused available long-term credit amounted to $10,000,000 and $5,225,571 at August 31, 2007 and 2006, respectively. This long-term unsecured credit facility will become payable at its maturity (March 2009) although the Company expects that it will continue to be renewed.

        Under the terms of the Company's credit facility agreement, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2007 and 2006.

        The book value of the Company's outstanding debt approximates its fair value as of August 31, 2007 and 2006.

        As of August 31, 2007, future minimum principal payments on long-term debt for the next five years and thereafter are as follows:

Year ending August 31,
2008	$2,210,000
2009	2,260,000
2010	1,250,000
2011	312,500
2012	—
Thereafter	—

Total long-term debt	$6,032,500

Note 7—Income Taxes

        The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended August 31, 2007, 2006 and 2005 are as follows:

	Year Ended August 31,
	2007	2006	2005
Federal income taxes at applicable statutory rates	$5,662,670	$3,047,784	$2,612,529
Adjustments resulting from the tax effect of:
State and local taxes net of federal tax effect	521,440	235,299	216,010
Officers life insurance premiums paid, net of increase in cash surrender value	10,226	(38,600)	22,685
Change in valuation allowance	—	(569,008)	—
Excessive compensation—IRC Sec 162m	—	210,256	—
Adjustment to tax reserve	—	(78,341)	—
Research Credit Generated	(53,308)	—	—
Foreign tax rate differential	(124,295)	(58,188)	—
Foreign tax credits	7,226	(181,915)	—
Domestic production deduction	(97,727)	(89,121)	—
Other	60,020	371,916	(16,311)

Income tax provision	$5,986,252	$2,850,082	$2,834,913

        The Company's combined federal, state and foreign effective tax rates for fiscal 2007, 2006 and 2005, net of offsets generated by federal, state and foreign tax benefits, were approximately 37.0%, 32.0% and 37.0%, respectively.

        The following table summarizes the tax effect of temporary differences on the Company's income tax provision:

	Year Ended August 31,
	2007	2006	2005
Current income tax provision	$6,738,214	$3,817,663	$2,703,309

Deferred provision (benefit):
Pension expense	(18,258)	55,232	(167,153)
Depreciation and amortization	(8,728)	547,127	419,383
Allowance for doubtful accounts	(18,314)	(63,245)	(45,062)
Deferred compensation	34,234	(416,211)	(39,002)
Inventory Reserves	41,460	(193,683)	(93,501)
Accruals	(141,225)	—	—
Warranty Reserve	(96,296)	—	—
Capital loss carryforward	—	(635,280)	—
Restricted stock grant	(402,801)	(81,433)	—
Foreign taxes net of unrepatriated earnings	7,226	(82,963)	—
Foreign amortization	(176,163)	(141,152)	—
Other accrued expenses	26,903	44,027	56,939

Total deferred income tax provision	(751,962)	(967,581)	131,604

Total income tax provision	$5,986,252	$2,850,082	$2,834,913

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	2007	2006
Current:
Deferred tax assets:
Reserve for bad debt	$217,605	$194,476
Inventories	380,428	411,693
Accruals	223,554	—

Current deferred tax assets	821,587	606,169
Deferred tax liabilities:
Prepaid liabilities	(91,702)	(70,875)

Current deferred tax liabilities	(91,702)	(70,875)

Current deferred tax assets, net	729,885	535,294

Noncurrent:
Deferred tax assets:
Pension accrual	1,123,393	461,153
Deferred compensation	981,018	919,354
Restricted stock grants	486,250	81,433
Capital loss carryforwards	651,012	635,280
Foreign taxes net of unrepatriated earnings	61,191	82,963
Other	2,064	—

Noncurrent deferred tax assets	3,304,928	2,180,183
Deferred tax liabilities:
Depreciation and amortization	(2,669,408)	(2,329,481)
Foreign intangibles	(1,390,238)	(1,367,848)
Other	—	(170,892)

Noncurrent deferred tax liabilities	(4,059,646)	(3,868,221)

Noncurrent deferred tax liabilities, net	(754,718)	(1,688,038)

Net deferred tax liabilities	(24,833)	(1,152,744)

        In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $1.3 million. This capital loss expires in fiscal 2009 and will be used to offset any capital gains generated by the Company in future periods. In November 2005, the Company concluded that it was more likely than not that deferred tax assets in the form of capital loss carryforwards of $1.7 million would be realized prior to its expiration in 2008 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in fiscal 2006 resulting in a tax benefit of $635,000.

Note 8—Operating Leases

        The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2007.

Year ending August 31,
2008	$447,345
2009	382,733
2010	205,171
2011	97,879
2012	96,929
2013 and thereafter	402,261

Total future minimum lease payments	$1,632,318

        Total rental expense for all operating leases amounted to approximately $659,000, $608,000 and $531,000 for the years ended August 31, 2007, 2006 and 2005, respectively.

Note 9—Benefits and Pension Plans

401(K) Plan

        The Company has a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary. The Company's contribution expense was $325,000, $259,000 and $247,000 for the years ended August 31, 2007, 2006 and 2005, respectively.

Non-Qualified Deferred Savings Plan

        The Company has a non-qualified deferred savings plan covering directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $1,212,488 and $1,355,005 at August 31, 2007 and 2006, respectively.

Pension Plans

        The Company has non-contributory defined benefit pension plans covering employees of certain businesses of the Company. The Company has a funded, qualified plan and an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2007.

        Effective August 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). The following tables reflect the status of the Company's pension plans for the years ended August 31, 2007, 2006 and 2005, subsequent to the adoption of SFAS No. 158.

	Year Ended August 31,
	2007	2006	2005
Change in benefit obligation
Projected benefit obligation at beginning of year	$8,466,006	$9,343,028	$7,821,828
Service cost	416,879	483,578	341,174
Interest cost	474,489	484,662	501,377
Actuarial (gain)/loss	172,761	(1,312,343)	2,057,906
Settlements	(1,352,460)	—	(1,373,488)
Benefits paid	(5,769)	(532,919)	(5,769)

Projected benefit obligation at end of year	$8,171,906	$8,466,006	$9,343,028

Change in plan assets
Fair value of plan assets at beginning of year	$5,324,454	$4,095,962	$4,430,321
Actual return on plan assets	483,780	348,411	653,389
Employer contribution	450,000	1,413,000	391,509
Settlements	(1,352,460)	—	(1,373,488)
Benefits paid	(5,769)	(532,919)	(5,769)

Fair value of plan assets at end of year	$4,900,005	$5,324,454	$4,095,962

Funded status at end of year	$(3,271,901)	$(3,141,552)	$(5,247,066)
	Year Ended August 31,
	2007	2006		2005
Amounts recognized in consolidated balance sheets
Non-current assets	$—	N/A	(1)	N/A	(1)
Current liabilities	—	N/A	(1)	N/A	(1)
Non-current liabilities	(3,271,901)	N/A	(1)	N/A	(1)

Net amount recognized in Consolidated Balance Sheets	$(3,271,901)	N/A	(1)	N/A	(1)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$6,711,635	$6,863,413		$7,380,019
Projected benefit obligations	$8,171,906	$8,466,006		$9,343,028
Plan assets at fair value	$4,900,005	$5,324,454		$4,095,962
Amounts recognized in accumulated other comprehensive Income
Prior service cost	$410,165	N/A	(1)	N/A	(1)
Net actuarial loss or (gain)	1,215,961	N/A	(1)	N/A	(1)
Adjustment to pre-tax accumulated other comprehensive income	$1,626,126	N/A	(1)	N/A	(1)

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$87,982	N/A	(1)	N/A	(1)
Net actuarial loss or (gain)	40,487	N/A	(1)	N/A	(1)
Incremental effect of adopting SFAS 158
Decrease in assets	$298,262	N/A	(1)	N/A	(1)
Increase in liabilities	1,322,389	N/A	(1)	N/A	(1)
Increase in accumulated other comprehensive income (net of tax)	988,088	N/A	(1)	N/A	(1)
Increase in deferred tax asset	632,563	N/A	(1)	N/A	(1)

(1)
These disclosures are required by and the underlying amounts have been measured in accordance with SFAS No. 158, which the Company adopted during fiscal 2007. The disclosures after adoption are not applicable for periods preceding the adoption of this pronouncement.

        The following table summarizes information about the Company's employee benefit plans prior to the adoption of SFAS No. 158:

	Year Ended August 31,
	2006	2005
Amounts recognized in consolidated balance sheets
Prepaid benefit cost	$423,563	$—
Accrued benefit liability	(2,004,335)	(3,284,057)
Intangible asset	365,934	586,129
Accumulated other comprehensive loss	1,754	932,820

Net amount recognized at end of year	$(1,213,084)	$(1,765,108)

        Components of net periodic pension cost for the fiscal years ended August 31, 2007, 2006, and 2005 included the following:

	Year Ended August 31,
	2007	2006	2005
Components of net periodic benefit cost
Service cost	$416,879	$483,578	$341,174
Interest cost	474,489	484,662	501,377
Expected return on plan assets	(409,942)	(338,691)	(410,346)
Amortization of prior service cost	87,982	87,982	87,982
Recognized net (gain)/loss	48,969	143,445	64,828
Settlement (gain)/loss	264,314	—	260,744

Net periodic benefit cost	$882,691	$860,976	$845,759

        Weighted-average assumptions used to determine benefit obligations at August 31, 2007 and 2006 are as follows:

	2007	2006
Discount rate	6.25%	6.00%
Rate of compensation increase	3.50%	3.50%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2007 and 2006 are as follows:

	2007	2006
Discount rate	6.00%	5.25%
Expected long-term return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%

        It is the Company's policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Moody's Corporate Aa Bond index is generally used as a benchmark for this purpose, with adjustments made if the duration of the index differs from that of the plan. The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company's primary pension obligation, of approximately $100,000 for the qualified plan and $17,000 for the nonqualified plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company's targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $48,000 for the qualified plan. No rate of return is assumed for the nonqualified plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

Plan Assets

        The defined benefit plan for Chase employees has the following target allocation and weighted-average asset allocations as of August 31, 2007, 2006 and 2005:

		Percentage of Plan Assets as of August 31,
Asset Category	Target Allocation
		2007	2006	2005
Equity securities	60%	57%	51%	59%
Debt securities	30%	30%	40%	32%
Real estate	10%	9%	9%	9%
Other	0%	4%	0%	0%

Total	100%	100%	100%	100%

        The investment policy for the Pension Plan for Employees of Chase Corporation is based on ERISA standards for prudent investing. The goal is to maximize returns while limiting volatility. The Plan assets are invested in a diversified mix of United States equity and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company's expected return for the Pension Plan is 8.5%. To determine the expected long-term rate of return on the assets for the Pension Plan, the

Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

Estimated Future Benefit Payments

        The following pension benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years:

Year ending August 31,	Pension Benefits
2008	$209,486
2009	57,054
2010	912,456
2011	480,809
2012	607,849
2013-2018	$4,450,670

        The Company contributed $450,000 and $1,413,000 to fund its obligations under the pension plan for the years ended August 31, 2007 and 2006, respectively. The Company does not expect to make any contributions to the qualified plan in the fiscal year ended August 31, 2008.

        Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

Note 10—Stockholders' Equity

Restricted Stock Units

        On February 3, 2006 the Board of Directors of Chase Corporation approved a performance and service based restricted stock unit grant of 82,634 shares to key members of management based on the fiscal year 2006 results. These restricted stock units are vesting over the period February 2006 through August 2008. Based on the fiscal year 2006 financial results 41,318 additional restricted stock units (for a total of 123,952 restricted stock units) were earned and granted subsequent to the end of fiscal year 2006 in accordance with the performance measurement criteria. Compensation expense is being recognized over the vesting period on a ratable basis.

        In February 2006 the Board of Directors of Chase Corporation also approved a plan for issuing a performance and service based restricted stock unit grant of approximately 88,630 shares to key members of management with an issue date of September 1, 2006 and a vesting date of August 31, 2009. These shares are subject to a performance measurement based upon the results of fiscal year 2007 which will determine the final calculation of the number of shares that will be issued. Compensation expense is being recognized over the vesting period on a ratable basis and based on quarterly probability assessments.

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

        On May 15, 2007, pursuant to authorization by the Board of Directors, the CEO granted a total of 17,600 restricted stock units to approximately 40 non executive officer employees of the Company for service for the period May 2007 through May 2010. The Company is amortizing this expense ratably over this three year service period. Subject to the terms of the restricted stock unit agreements, these restricted stock units will be issued in the form of common stock at the conclusion of this service period.

Common Stock Grants

        At a meeting of the Directors of Chase Corporation held on October 17, 2005, the Board authorized a grant of 196,500 shares of common stock to key employees for the achievement of long term results in fiscal years 2002 through 2005. The Compensation and Management Development Committee recommended the award in conjunction with advice from an independent compensation consultant. The fair value of the award (based on the market price of the Company's stock on the date of grant) was $1,427,555 and was recorded as an expense in the quarter ending November 30, 2005.

        On November 21, 2005, the Company's 2005 Incentive Plan (the "2005 Plan") was approved and adopted by the Board of Directors, subject to the approval of the shareholders of the Company. The Company's shareholders approved the plan on February 3, 2006. The 2005 Plan permits the grant of stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors that are linked directly to increases in shareholder value. The aggregate number of shares available under the 2005 Plan is 1,000,000. Additional shares may become available in connection with share splits, share dividends or similar transactions.

        At a meeting of the Board of Directors of Chase Corporation held on February 3, 2006, the Compensation and Management Development Committee authorized a grant of 12,254 shares of common stock to members of the Board. These share grants represent compensation for service on the Company's Board of Directors for fiscal years 2002 through 2005. The Compensation and Management Development Committee recommended the award in conjunction with advice from an independent compensation consultant.

        The number of shares granted to each Director was based on his or her time served on the Board of Directors. The grant of common stock was made from the Chase Corporation 2005 Incentive Plan. The fair value of the award (based on the market price of the Company's stock on the date of grant) was $92,518 and was recorded as an expense in the quarter ending February 28, 2006. Additionally, the Compensation and Management Development Committee approved a restricted stock unit grant of 16,722 shares of common stock to members of the Board of Directors for service for the period February 2006 through January 2007. These shares were granted in February 2007, which was the conclusion of this service period. The Company amortized this expense over the twelve month period beginning February 2006 to January 2007.

        As of August 31, 2007, unrecognized expense related to the stock based compensation for key members of management and the Board of Directors as described above, is $2,158,319.

2001 Senior Management Stock Plan and 2001 Non-Employee Director Stock Option Plan

        Effective October 9, 2002, the Company adopted, and the stockholders subsequently approved, the 2001 Senior Management Stock Plan and the 2001 Non-Employee Director Stock Option Plan (the "2001 Plans"). The 2001 Plans reserve 1,500,000 and 180,000 shares of the

Company's common stock for grants related to the Senior Management Stock Plan and Non-Employee Director Stock Option Plan, respectively.

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

        The following table summarizes information about stock options outstanding as of August 31, 2007:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.25	118,000	4.9 years	$5.25	1,418,360	118,000	$5.25	$1,418,360
$5.575	45,000	4.7 years	5.575	526,275	45,000	5.575	526,275

	163,000	4.8 years	$5.34	$1,944,635	163,000	$5.34	$1,944,635

        The total fair value of shares vested at year end based upon the closing price of $17.27 per share on August 31, 2007 is $2,815,010. All options outstanding were vested at year end.

        A summary of the transactions of the Company's stock option plans for the years ended August 31, 2007, 2006 and 2005 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Outstanding at August 31, 2004	120,000	5.25	1,229,634	4.47
Granted	20,000	7.97	—	—
Exercised	(54,360)	5.25	(367,490)	2.31
Forfeited or cancelled	—	—

Outstanding at August 31, 2005	85,640	5.89	862,144	5.40
Granted	—	—	—	—
Exercised	—	—	(52,144)	5.25
Forfeited or cancelled	—	—	—	—

Options exercisable at August 31, 2006	85,640	$5.89	810,000	$5.41
Granted	—	—	—	—
Exercised	(57,640)	6.19	(675,000)	5.42
Forfeited or cancelled	—	—	—	—

Options outstanding at August 31, 2007	28,000	$5.25	135,000	$5.36

Options exercisable at August 31, 2007	28,000	$5.25	135,000	$5.36

        The weighted average grant date fair value of options granted in the year ended August 31, 2005 was $6.78 per share. There were no options granted in the years ended August 31, 2007 and 2006. All stock option plans have been approved by the Company's stockholders.

        The total pretax intrinsic value of stock options exercised was $5,876,463, $115,740 and $2,278,621 for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

        Excluding the common stock currently reserved for issuance upon exercise of the 163,000 outstanding options and 421,529 for restricted stock units, there are 950,373 shares of common stock available for future issuance under the Company's equity compensation plans.

Valuation and Expense Information under SFAS 123(R)

        On September 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company has calculated the historical windfall tax pool using the short cut method as described in SFAS 123(R).

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statement for fiscal 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior fiscal years have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal 2007 and 2006 was $1,300,847 and $1,734,595 respectively, which consisted of stock-based compensation expense related to grants of restricted stock units. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during fiscal 2005.

        The tax benefit realized from stock options exercised and issuance of stock pursuant to grants of restricted stock units was $2,242,599, $36,795 and $820,789 for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

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

        The following tables summarize information about the Company's segments:

	Years Ended August 31,
	2007	2006	2005
Revenues from external customers
Specialized Manufacturing	$109,195,058	$95,418,300	$79,460,876
Electronic Manufacturing Services	18,264,556	13,024,065	11,928,335

Total	$127,459,614	$108,442,365	$91,389,211

Income before income taxes and minority interest
Specialized Manufacturing	$20,093,595	$14,960,493	$11,755,537
Electronic Manufacturing Services	2,040,184	1,071,900	1,187,679

Total for reportable segments	22,133,779	16,032,393	12,943,216
Corporate and Common Costs	(5,954,723)	(7,068,322)	(5,259,308)

Total	$16,179,056	$8,964,071	$7,683,908

	As of August 31,
	2007	2006
Total assets
Specialized Manufacturing	$59,725,253	$54,261,266
Electronic Manufacturing Services	12,988,314	12,098,862

Total for reportable segments	72,713,567	66,360,128
Corporate and Common Assets	11,251,342	12,476,969

Total	$83,964,909	$78,837,097

Note 12—Export Sales and Foreign Operations

        Export sales from continuing domestic operations to unaffiliated third parties were $14,126,000, $14,100,000 and $12,321,000 for the years ended August 31, 2007, 2006 and 2005, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues from continuing operations. The Company does not anticipate any material change to export sales during fiscal 2008.

        During fiscal 2007, 2006 and 2005, no one customer accounted for sales in excess of 10%.

Note 13—Supplemental Cash Flow Data

        Supplemental cash flow information for the years ended August 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Income taxes paid	$3,632,234	$2,895,639	$1,356,870

Interest paid	$899,745	$1,021,559	$388,333

Non-cash Investing and Financing Activities
Issuance of common stock previously accrued for	$113,933	$—	$—
Common stock received for payment of stock option exercises	$3,079,587	$172,526	$792,296
Accrued contingent payments related to acquisitions	$110,000	$446,202	$—
Note receivable related to sale of SGI	$—	$—	$300,000
Acquisition of certain assets of Metronelec
Current Assets (net of cash acquired)	$41,177
Property and equipment	13,350
Intangible Assets	932,166
Goodwill	439,321
Accounts payable and accrued liabilities	(41,177)

Cash provided through operating cash	$(1,384,837)

Acquisition of Capital Services
Current Assets (net of cash acquired)	$703,525
Property and equipment	90,617
Intangible Assets	708,719
Goodwill	788,982
Accounts payable and accrued liabilities	(216,151)
Deferred Tax Liability	(275,692)

Cash provided through operating cash and increase in debt	$(1,800,000)

Acquisition of Concoat (now Humiseal Europe Ltd)
Current Assets (net of cash acquired)		$1,045,214
Property and equipment		254,786
Intangible Assets		5,030,000
Goodwill		4,831,113
Accounts payable and accrued liabilities		(911,345)
Deferred Tax Liability		(1,634,156)

Cash provided through operating cash and increase in debt		$(8,615,612)

Acquisition of E-Poxy
Current Assets			$282,311
Property and equipment			35,000
Intangible Assets			553,780
Goodwill			138,615
Accounts payable and accrued liabilities			(293,148)
Acquisition Costs			(23,558)

Cash provided through operating cash and increase in debt			$(693,000)

Note 14—Investment in Joint Venture

        In fiscal 1995, the Company formed a joint venture, The Stewart Group, Inc. ("SGI"), with The Stewart Group, Ltd. of Canada, to produce various products for the fiber optic cable market. Chase Corporation owned a 42% interest in the joint venture as of August 31, 2004. On June 21, 2005, the Company sold its 42% investment interest in SGI to the majority shareholder of SGI (SGL Holdings Ltd.) for $450,000 plus additional contingent consideration as defined in the Share Purchase Agreement between the parties. The Company will receive additional cash consideration from SGL Holdings Ltd. based on the net income of SGI for the years ended September 30, 2006 and 2007. There were no additional contingent payments received in fiscal 2007. The Company will record additional income in the future to the extent that contingent consideration is paid to it under the Share Purchase Agreement.

        As part of the agreement to sell its 42% investment interest in SGI, the Company received a $150,000 payment at closing with the remaining $300,000 to be paid in $100,000 increments (with accrued interest at an annual rate of 4%) on September 30, 2005, 2006 and 2007 as part of a Promissory Note entered into by the Company and SGL Holdings Ltd. The remaining note receivable in the amount of $100,000 is reflected in the Company's balance sheet as of August 31, 2007. The Company received all payments on time.

        In accordance with the Company's accounting policies, the carrying value of this investment was reviewed periodically or whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable and impairment may exist. In May 2005, the Company recorded an impairment charge of $83,218 related to its investment in SGI to properly write down this investment to its fair market value of $450,000. This impairment charge had no impact on operating cash flow or income from operations.

Note 15—Acquisitions

E-Poxy Engineered Materials

        In April 2005, the Company acquired the assets of E-Poxy Engineered Materials, LLC ("E-Poxy"), based in Albany, New York. The E-Poxy business specializes in expansion and control joint systems designed for roads, bridges, stadiums and airport runways. Its product lines also include specialty bonding agents, grouts, mortars, injection resins, secondary containment systems and protective coatings.

        E-Poxy has been linked together with the Company's Royston manufacturing operations (located in Pittsburgh, PA) as a manufacturer of bridge deck waterproofing systems, reflective cracking and waterproofing membranes, as well as high performance polymeric asphalt additive for the wearing course in demanding bridge, ramp, high traffic intersections, airport runways, and motor speedways designs. E-Poxy is a leader in the manufacture and sale of Anti-Corrosion Materials focused on the following key markets: (a) architectural, bridge, tunnel and dam coatings; (b) gas, oil and water pipeline coating and (c) electronic coatings.

        The total initial purchase price for this acquisition was $693,000 with additional contingent payments to be made by the Company annually if certain revenue targets are met with respect to the E-Poxy products over each of the four years ending March 31, 2009. In fiscal 2006, the Company made the first of contingent payment related to this acquisition. The amount of the payment was $112,197 and was calculated based on the revenues of E-Poxy products for the year ending March 31, 2006. In the year ended August 31, 2007, the Company made the second contingent payment related to this acquisition. The amount of the payment was $75,571 and was calculated based on the revenues of E-Poxy products for the year ending March 31, 2007.

        The effective date for this acquisition was April 1, 2005 and the results of E-Poxy have been included in the Company's financial results since then. The purchase price was funded through operating cash and borrowings under the Company's credit facility.

        All assets, including goodwill, acquired as part of E-Poxy are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are being amortized as follows: (a) trade secrets—over 15 years; (b) customer lists/relationships—over 10 years; and (c) trademarks/trade names—over 3 years.

Concoat Holdings Limited

        In October 2005, the Company acquired all of the capital stock of Concoat Holdings Limited ("Concoat"), based in Camberley, Surrey, England for approximately $8,616,000 (using foreign exchange rates at the time of the transaction, inclusive of acquisition related costs and adjustments and holdbacks, net of cash acquired). The adjustments and holdbacks include balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The outstanding balances of the holdbacks and retentions as of August 31, 2007 totaled approximately $254,000 and have been recorded in non-current accrued expenses as of year end.

        The Concoat business had been an agent, distributor and manufacturing licensee of the Company's Humiseal® product line for nearly 25 years. Concoat has been incorporated into the Company's Specialized Manufacturing segment as a manufacturer of the Humiseal product line as well as providing valuable research and development expertise to further enhance the Company's conformal coatings business and serve as a foundation for the Company in Europe.

        The effective date for this acquisition was October 14, 2005 and the results of Concoat's operations have been included in the Company's financial statements since then. The purchase price was primarily funded through a loan from Citizens Bank of Massachusetts with the balance funded through operating cash and borrowings under the Company's credit facility (See Note 6).

        The allocation of the purchase price, including direct costs of the acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets, net of cash acquired	$1,045,214
Property and equipment	254,786
Intangible assets	5,030,000
Goodwill	4,831,113
Accounts payable and accrued expenses	(911,345)
Deferred tax liability	(1,634,156)

Total purchase price	$8,615,612

        All assets, including goodwill, acquired as part of Concoat are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are being amortized as follows: (a) patents and agreements—over 5 years, (b) formulas—over 7 years, (c) trade names—over 5 years, and (d) customer lists/relationships—over 11 years.

        Effective May 2006, Concoat was renamed Humiseal Europe.

Capital Services of New York, Inc.

        In September 2006, Chase Corporation acquired all of the capital stock of Capital Services of New York, Inc. based in Schenectady, New York ("Capital Services") for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications and tax retentions. The values of the holdbacks and retentions total $110,000. The assets acquired by the Company include inventories, trade receivables, cash, and other current assets. The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-Poxy products over the four years ending August 31, 2010. The additional payments related to these revenue targets are not contingent upon employment of the former shareholders and will be included as part of the contingent purchase price when and if paid. The outstanding balances of the holdbacks and retentions as of August 31, 2007 totaled approximately $110,000 and have been recorded in non-current accrued expenses as of year end.

        Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This acquisition joins Chase's Royston and E-Poxy Engineered Materials brands to form the Construction Products group.

        The effective date for this acquisition was September 1, 2006 and the results of the Capital Services operations have been included in the Company's financial statements since then. The purchase price was funded through a loan from Bank of America (See Note 6).

        The allocation of the purchase price, including direct costs of the acquisition, was based on the fair values of the acquired assets and liabilities assumed as follows:

Current Assets (net of cash acquired)	$703,525
Property & Equipment	90,617
Intangible Assets	708,719
Goodwill	788,982
Accounts payable and accrued expenses	(216,151)
Deferred tax liability	(275,692)

Total purchase price	$1,800,000

        All assets, including goodwill, acquired as part of Capital Services are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Patents and agreements	$62,969	2 years
Formulas	167,750	10 years
Trade names	93,000	3 years
Customer lists and relationships	385,000	10 years

Total intangible assets	$708,719

Humiseal Europe SARL

        In March 2007, Chase Corporation expanded its international presence with the formation of HumiSeal Europe SARL in France. HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris, France. In conjunction with establishing the new company certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products.

        The purchase price for this acquisition was €885,000 (approximately US $1,150,000 at the time of acquisition) plus acquisition related costs and additional contingent payments to be made by the Company if certain revenue targets are met during the five year period ending February 29, 2012. The effective date for this acquisition for accounting purposes was March 12, 2007 and the results of HumiSeal Europe SARL have been included in the Company's financial results since then. The purchase price was financed out of cash flow from the Company's European operations.

        The allocation of the purchase price, including direct costs of the acquisition, was based on the fair values of the acquired assets and liabilities assumed as follows:

Property and equipment	$13,350
Intangible Assets	932,166
Goodwill	439,321

Total purchase price	$1,384,837

        All assets, including goodwill, acquired as part of HumiSeal Europe SARL are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Patents and agreements	$141,811	5 years
Customer lists and relationships	790,355	10 years

Total intangible assets	$932,166

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

Long Products

        On September 1, 2007 (fiscal year 2008), Chase Corporation continued to expand its international presence with the acquisition of the product lines and manufacturing facility of Long Products of Rye, East Sussex, England. For over 35 years, Long Products has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia. This new acquisition joins Chase's North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.

        This acquisition was completed by Chase through its wholly owned subsidiary, Chase Protective Coatings Ltd. The purchase price for this acquisition was approximately £950,000 (US $1,915,295 at the time of the acquisition) plus acquisition related costs.

Note 16—Related Party Transaction

        Sunburst Electronics Manufacturing Solutions, Inc. ("Sunburst") located in West Bridgewater, MA is owned by the Edward L. Chase Revocable Trust (the "Trust") which is the Company's largest single shareholder.

        The Company is currently leasing building and land to Sunburst, under an arm's length lease agreement for a term of thirty-six months which expires in November 2009. The base rent is $14,875 per month, which approximates fair value.

        Additionally, a voting agreement between Chase and the Trust expires in 2013. Pursuant to the voting agreement, the Trustees have agreed to vote for the nominees for director of the Company, as approved from time to time by the Company's Nominating and Governance Committee, through the annual meeting in January 2013. The voting agreement requires that a designated representative of the Trust be elected a director of the Company. The voting agreement has been capitalized as an intangible asset and is being amortized over its ten year useful life.

Note 17—Net Income Per Share

        Net income per share is calculated as follows:

	Years Ended August 31,
	2007	2006	2005
Net income	$10,192,804	$6,113,989	$4,788,264

Weighted average common shares outstanding	8,080,770	7,770,332	7,564,534
Additional dilutive common stock equivalents	273,605	196,882	254,968

Weighted average diluted shares outstanding	8,354,375	7,967,214	7,819,502

Net income per share—Basic	$1.26	$0.79	$0.63
Net income per share—Diluted	$1.22	$0.77	$0.61

        For the years ended August 31, 2007, 2006 and 2005, stock options to purchase 0, 0 and 20,000 (at a weighted average exercise price of $7.97) shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock units.

Note 18—Contingencies

        From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management's opinion, is likely to seriously harm the Company's business, results of operations, financial conditions or cash flows.

        The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date had been postponed and no new trial date has been set. As of October 2007, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

Note 19—Selected Quarterly Financial Data (Unaudited)

        The following table presents unaudited quarterly operating results for each of the Company's quarters in years ended August 31, 2007 and 2006.

	Fiscal Year 2007 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$30,685,428	$27,082,315	$34,177,895	$33,722,433	$125,668,071
Gross Profit on Sales	8,889,830	7,050,554	10,826,171	11,011,877	37,778,432
Net Income	2,547,738	1,371,695	2,862,787	3,410,584	10,192,804
Net income per share—basic	$0.32	$0.17	$0.35	$0.42	$1.26
Net income per share—diluted	$0.31	$0.16	$0.34	$0.40	$1.22
	Fiscal Year 2006 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$24,630,254	$24,133,339	$27,592,791	$30,804,113	$107,160,497
Gross Profit on Sales	7,109,552	6,190,870	7,371,831	8,879,751	29,552,004
Net Income	1,017,898	953,681	1,369,874	2,772,536	6,113,989
Net income per share—basic	$0.13	$0.12	$0.18	$0.36	$0.79
Net income per share—diluted	$0.13	$0.12	$0.17	$0.35	$0.77

Note 20—Valuation and Qualifying Accounts

        The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2007	$512,317	$269,242	$(202,023)	$579,536
August 31, 2006	$345,709	$166,608	$—	$512,317
August 31, 2005	$227,056	$164,596	$(45,943)	$345,709
August 31, 2004	$324,627	$396,697	$(494,268)	$227,056

        The following table sets forth activity in the Company's warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2007	$162,614	$136,000	$(30,926)	$267,688
August 31, 2006	$132,000	$30,614	$—	$162,614
August 31, 2005	$107,000	$25,000	$—	$132,000

        The following table sets forth activity in the Company's income tax valuation allowance:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2007	$—	$—	$—	$—
August 31, 2006	$635,280	$—	$(635,280)	$—
August 31, 2005	$870,685	$—	$(235,405)	$635,280

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There were no changes in or disagreements with accountants on accounting or financial disclosure during fiscal year 2007.

ITEM 9A—CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2007.

        There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        Not applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to Directors of the Company, information with respect to compliance with the reporting obligations under Section 16(a) of the Exchange Act, information concerning the Company's code of ethics applicable to senior management, information concerning procedures for shareholder nominations to the Company's Board of Directors, and information relating to the Company's Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2007. Information regarding the Company's executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company's Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2007.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2007.

        The following table summarizes the Company's stock option plans as of August 31, 2007. Further details on the Company's stock option plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company's stock option plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding option	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	135,000	$5.36	389,136
2001 Non-Employee Director Stock Plan	28,000	5.25	10,000
2005 Incentive Plan	—	—	551,237

Total	163,000	$5.34	950,373

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company's Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2007.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K, relating to fees paid to the Company's independent registered public accounting firm and pre-approval policies of the Company's Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2007.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules:

        The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Number	Description
3.1	Articles of Organization (incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004, filed on November 24, 2004 (the "2004 Form 10-K") ).
3.2	By-Laws (incorporated by reference from Exhibit 3.2 to the Company's 2004 Form 10-K).
10.1
Stock Purchase Agreement by and among The Edward L. Chase Revocable Trust and Chase Corporation dated December 10, 2003 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed December 29, 2003).
10.2	Voting Agreement between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 26, 2002 (incorporated by reference from Exhibit 10.30 to the Company's 2004 Form 10-K).
10.3
Voting Agreement Amendment between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 10, 2003 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K filed December 29, 2003).
10.4
Amended and Restated Stock Agreement dated as of August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K filed on September 2, 2004).*
10.5	Lease Agreement between Sunburst and the Company dated December 1, 2006 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K filed December 29, 2003).
10.6
Chase Corporation Amended and Restated Employee's Supplemental Pension and Savings Plan effective January 1, 2005 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 17, 2006).*
10.7
Chase Corporation Deferred Payment Plans Trust Agreement for Supplemental Pension and Savings Plan dated January 1, 1994 (incorporated by reference from Exhibit 10.38 to the Company's 2004 Form 10-K).*
10.8	Chase Corporation Director's Supplemental Savings Plan dated June 30, 1997 (incorporated by reference from Exhibit 10.40 to the Company's 2004 Form 10-K). *
10.9	Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 17, 2006).*
10.10	Chase Corporation Non-Qualified Stock Option Grant to Peter R. Chase dated July 18, 1995 (incorporated by reference from Exhibit 10.42 to the Company's 2004 Form 10-K).*
10.11	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company's 2004 Form 10-K).*

10.12	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company's 2004 Form 10-K).*
10.13	Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.46 to the Company's 2004 Form 10-K).*
10.14	Form of award issued under Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.47 to the Company's 2004 Form 10-K).*
10.15
First Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank dated October 31, 2001 including First through Sixth Amendments to Amended and Restated Loan Agreement Plan (incorporated by reference from Exhibit 10.49 to the Company's 2004 Form 10-K).
10.16	Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001 (incorporated by reference from Exhibit 10.50 to the Company's 2004 Form 10-K).
10.17
First Amendment, dated December 16, 2003, to Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001 (incorporated by reference from Exhibit 10.51 to the Company's 2004 Form 10-K).
10.18	Term Note Payable between Chase Corporation and Citizens Bank of Massachusetts dated January 8, 2004 (incorporated by reference from Exhibit 10.56 to the Company's 2004 Form 10-K).
10.19	Chase Corporation 1995 Stock Option Plan (incorporated by reference from Exhibit 10.59 to the Company's 2004 Form 10-K).*
10.20	Pension Plan for Employees of Chase Corporation, as amended July 1, 1995 (incorporated by reference from Exhibit 10.61 to the Company's 2004 Form 10-K).*
10.21
Life Insurance Reimbursement Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company's current report on form 8-K filed January 14, 2005).*
10.22
Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K filed January 14, 2005).*
10.23	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K filed January 14, 2005).*
10.24
Seventh Amendment, dated February 1, 2005, to the Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2005).
10.25
Second Amendment, dated February 1, 2005, to the Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2005).

10.26
Sales and Purchase Agreement dated October 14, 2005, among Chase and Sons Limited and the registered share owners of Concoat Holdings Limited (incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on November 23, 2005 (the "2005 Form 10-K")).
10.27	Term Note Payable between Chase Corporation and Citizens Bank of Massachusetts dated October 12, 2005 (incorporated by reference from Exhibit 10.34 to the Company's 2005 Form 10-K).
10.28
Eighth Amendment, dated October 12, 2005, to the Amended and Restated Loan Agreement between Chase Corporation and Bank of America, N.A., successor by merger to Fleet National Bank (incorporated by reference from Exhibit 10.35 to the Company's 2005 Form 10-K).
10.29	2005 Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed February 9, 2006).*
10.30	Severance Agreement between the Company and Terry M. Jones dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 16, 2007).*
10.31	Severance Agreement between the Company and Adam P. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 16, 2007).*
10.32	Severance Agreement between the Company and Kenneth L. Dumas dated July 10, 2006 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on April 16, 2007).*
10.33
Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for members of the Board of Directors (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007).*
10.34
Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007).*
10.35	FY 2007 Chase Corporation Annual Incentive Plan.*
10.36	FY 2007 Chase Corporation Long Term Incentive Plan.*
10.37	Extension of Lease Agreement between Sunburst and the Company dated November 26, 2006.
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Identifies management plan or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation
By:	/s/ PETER R. CHASE Peter R. Chase, Chairman, President and Chief Executive Officer November 9, 2007
By:	/s/ KENNETH L. DUMAS Kenneth L. Dumas Chief Financial Officer and Treasurer November 9, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. CHASE Peter R. Chase	Chairman, President and Chief Executive Officer (Principal executive officer)	November 9, 2007
/s/ KENNETH L. DUMAS Kenneth L. Dumas	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	November 9, 2007
/s/ MARY CLAIRE CHASE Mary Claire Chase	Director	November 9, 2007
/s/ WILLIAM H. DYKSTRA William H. Dykstra	Director	November 9, 2007
/s/ J. BROOKS FENNO J. Brooks Fenno	Director	November 9, 2007
/s/ LEWIS P. GACK Lewis P. Gack	Director	November 9, 2007
/s/ GEORGE M. HUGHES George M. Hughes	Director	November 9, 2007
/s/ RONALD LEVY Ronald Levy	Director	November 9, 2007