Form 10-Q
period 2007-11-30
CHASE CORP
filed 2008-01-09
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES  ☐  NO  ☒

The number of shares of Common Stock outstanding as of December 31, 2007 was 8,271,259.

CHASE CORPORATION
INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2007

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30,	August 31
	2007	2007
ASSETS
Current Assets:
Cash	$1,235,960	$2,443,750
Accounts receivable, less allowance for doubtful accounts of $611,507 and $579,536	18,390,116	17,653,982
Inventories	17,192,006	15,135,773
Prepaid expenses and other current assets	1,044,575	753,818
Deferred income taxes	729,885	729,885
Total current assets	38,592,542	36,717,208

Property, plant and equipment, net	22,052,949	19,758,276

Other Assets
Goodwill	15,101,433	14,575,640
Intangible assets, less accumulated amortization of $3,468,886 and $3,134,274	6,970,512	7,063,178
Cash surrender value of life insurance	4,619,400	4,588,600
Restricted investments	1,156,974	1,187,488
Other assets	53,901	74,519
	$88,547,711	$83,964,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,634,554	$7,135,266
Accrued payroll and other compensation	2,458,778	2,857,524
Accrued expenses - current	3,970,600	2,864,457
Accrued income taxes	2,278,178	1,092,766
Current portion of long-term debt	850,000	2,210,000
Total current liabilities	19,192,110	16,160,013

Long-term debt, less current portion	4,200,070	3,822,500
Deferred compensation	3,120,978	3,489,763
Accrued pension expense	3,431,531	3,271,901
Accrued expenses	—	254,052
Deferred income taxes	804,692	754,718

Commitments and Contingencies (Note 8)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 10,000,000 shares; 8,271,259 at November 2007 and 8,219,350 at August 2007 issued and outstanding	827,126	821,935
Additional paid-in capital	2,776,746	2,680,170
Accumulated other comprehensive income	879,767	583,799
Retained earnings	53,314,691	52,126,058
Total stockholders’ equity	57,798,330	56,211,962
Total liabilities and stockholders’ equity	$88,547,711	$83,964,909

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2007	2006

Revenue
Sales	$34,223,878	$30,685,428
Royalty and commissions	411,960	559,168
	34,635,838	31,244,596
Costs and Expenses
Cost of products and services sold	22,963,952	21,795,598
Selling, general and administrative expenses	6,203,177	5,215,778

Operating income	5,468,709	4,233,220

Interest expense	(82,952)	(244,928)
Other income, net	129,157	55,737

Income before income taxes	5,514,914	4,044,029

Income taxes	2,040,518	1,496,291

Net income	$3,474,396	$2,547,738

Net income per common and common equivalent share
Basic	$0.42	$0.32
Diluted	$0.41	$0.31

Weighted average shares outstanding
Basic	8,221,190	7,888,490
Diluted	8,525,681	8,168,726

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2007

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2007	8,219,350	$821,935	$2,680,170	$583,799	$52,126,058	$56,211,962
Change in accounting for income tax uncertainties pursuant to adoption of FIN 48					(230,198)	$(230,198)
Management restricted stock grant	48,600	$4,860	$(4,860)			––
Amortization of restricted stock grant			69,944			69,944
Management stock grant	400	$40	$7,600			7,640
Exercise of stock options	4,000	400	20,600			21,000
Common stock received for payment of stock option exercise	(1,091)	(109)	(20,891)			(21,000)
Tax benefit from exercise of stock options			24,183			24,183
Cash dividend paid, $0.25 per share					(2,055,565)	(2,055,565)
Foreign currency translation adjustment, net of tax				270,304		270,304	$270,304
Net unrealized gain on restricted investments				25,664		25,664	25,664
Net income					3,474,396	3,474,396	3,474,396
Comprehensive income						—	$3,770,364
Balance at November 30, 2007	8,271,259	$827,126	$2,776,746	$879,767	$53,314,691	$57,798,330

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended November 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,474,396	$2,547,738
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	681,759	585,916
Amortization	295,610	213,018
Provision for losses on trade receivables	31,405	132,669
Stock based compensation	77,584	—
Excess tax benefit from exercise of stock options	(24,183)	(281,024)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(666,574)	(19,755)
Inventories	(1,653,618)	(491,760)
Prepaid expenses & other assets	(286,354)	(62,731)
Accounts payable	2,157,268	(612,425)
Accrued expenses	(354,412)	(810,003)
Accrued income taxes	728,853	355,072
Deferred compensation	(368,785)	(33,843)
Net cash provided by operating activities	4,092,949	1,522,872

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(896,094)	(191,466)
Purchases of intangible assets	(5,278)	—
Payments for acquisitions, net of cash acquired	(1,489,769)	(1,690,000)
Investment in restricted investments, net of withdrawals	56,178	48,346
Distributions from investment in minority interests	20,619	—
(Increase) in net cash surrender value of life insurance, net	(30,800)	(30,800)
Net cash used in investing activities	(2,345,144)	(1,863,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	5,949,645	9,968,103
Payments of principal on debt	(6,932,075)	(8,690,685)
Dividend paid	(2,055,565)	—
Proceeds from exercise of common stock options	—	300,917
Excess tax benefit from exercise of stock options	24,183	281,024
Net cash (used in) provided by financing activities	(3,013,812)	1,859,359

INCREASE (DECREASE) IN CASH	(1,266,007)	1,518,311
Effect of foreign exchange rates on cash	58,217	79,329
CASH, BEGINNING OF PERIOD	2,443,750	2,416,097
CASH, END OF PERIOD	$1,235,960	$4,013,737

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$21,000	$1,445,396
Accrued contingent payments related to acquisitions	$—	$110,000

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (“Chase” or the “Company”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2007 in conjunction with the Company’s 2007 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2007, the results of operations and cash flows for the interim periods ended November 30, 2007 and 2006, and changes in stockholders’ equity for the interim period ended November 30, 2007.

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

The results of operations for the interim period ended November 30, 2007 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2007, which are contained in the Company’s 2007 Annual Report on Form 10-K.

On June 27, 2007, Chase Corporation completed a two-for-one stock split, in the form of a 100% stock dividend.  The stock split entitled all stockholders of record at the close of business on June 13, 2007 to receive one additional share of the Company’s common stock, par value $.10 per share, for each share of Common Stock held on that date. All references to common shares and per share amounts herein have been restated to reflect the stock split for all periods presented.

Note 2 – Inventories

Inventories consist of the following as of November 30, 2007 and August 31, 2007:

	November 30, 2007	August 31, 2007
Raw materials	$9,739,074	$8,245,933
Finished and in process	7,452,932	6,889,840
Total Inventories	$17,192,006	$15,135,773

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended November 30,
	2007	2006
Net income	$3,474,396	$2,547,738

Weighted average common shares outstanding	8,221,190	7,888,490
Additional dilutive common stock equivalents	304,491	280,236
Diluted shares outstanding	8,525,681	8,168,726

Net income per share - Basic	$0.42	$0.32
Net income per share - Diluted	$0.41	$0.31

Note 4 – Stock Based Compensation

In August 2007 the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of approximately 48,600 shares to key members of management with an issue date of September 1, 2007 and a vesting date of August 31, 2010.  These shares are subject to a performance measurement based upon the results of fiscal year 2008 which will determine the final calculation of the number of shares that will be issued (which may be greater than or less than 48,600 shares). Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments.

Note 5 – Segment Information

The Company operates in two business segments, a Specialized Manufacturing segment and an Electronic Manufacturing Services segment.  Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, custom pressure sensitive labels, protective coatings for pipeline applications and moisture protective coatings for electronics, as well as high performance polymeric asphalt additives.  Electronic Manufacturing Services include printed circuit board and electro-mechanical assembly services for the electronics industry.  The Company evaluates segment performance based upon income before income taxes.

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2007	2006
Revenues from external customers
Specialized Manufacturing	$29,590,707	$26,883,969
Electronic Manufacturing Services	5,045,131	4,360,627
Total	$34,635,838	$31,244,596

Income before income taxes
Specialized Manufacturing	$6,447,863	$5,094,428
Electronic Manufacturing Services	575,967	372,604
Total for reportable segments	7,023,830	5,467,032
Corporate and Common Costs	(1,508,916)	(1,423,003)
Total	$5,514,914	$4,044,029

	November 30, 2007	August 31, 2007
Total assets
Specialized Manufacturing	$64,747,373	$59,725,253
Electronic Manufacturing Services	13,761,582	12,988,314
Total for reportable segments	78,508,955	72,713,567
Corporate and Common Assets	10,038,756	11,251,342
Total	$88,547,711	$83,964,909

Note 6 – Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2007	$8,576,752	$5,998,888	$14,575,640
Acquisition of E-Poxy Engineered Materials - additional earnout	5,277	—	5,277
Acquisition of Long Products	322,542	—	322,542
FX translation adjustment	197,974	—	197,974
Balance at November 30, 2007	$9,102,545	$5,998,888	$15,101,433

Management is still finalizing the purchase price allocation for the Company’s acquisition of Long Products (see Note 7).  Accordingly, the amount allocated to goodwill above as well as other identifiable intangible assets will be finalized in the near future.

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at November 30, 2007 and August 31, 2007:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
November 30, 2007
Patents and agreements	12.7 years	2,243,678	1,713,871	529,807
Formulas	9.2 years	1,261,235	317,537	943,698
Trade names	3.8 years	281,294	155,886	125,408
Customer lists and relationships	10.7 years	6,641,576	1,281,592	5,359,984

August 31, 2007
Patents and agreements	12.7 years	2,243,678	1,660,166	583,512
Formulas	9.2 years	1,261,235	279,647	981,588
Trade names	3.8 years	281,294	136,056	145,238
Customer lists and relationships	10.7 years	6,399,630	1,058,405	5,341,225

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615.

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2007 and 2006 was $295,610 and $213,018, respectively.  Estimated amortization expense for the remainder of fiscal year 2008 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2008 (remaining nine months)	$747,649
2009	928,092
2010	828,631
2011	775,576
2012	754,987
2013	638,097
$4,673,032

Note 7 – Acquisitions

Acquisition of Long Products

On September 1, 2007, Chase Corporation continued to expand its international presence with the acquisition of the product lines and manufacturing facility of Long Products of Rye, East Sussex, England.  For over 35 years, Long Products has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia. This new acquisition joins Chase’s North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.

This acquisition was completed by Chase through its wholly owned subsidiary, Chase Protective Coatings Ltd.  The purchase price for this acquisition was £738,936 (US $1,489,769 at the time of the acquisition)  and was financed out of cash flow from the Company’s operations.  The effective date for this acquisition was September 1, 2007 and the results of Long Products operations have been included in the Company’s financial statements since then.

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

Note 9 – Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2007 and 2006 are as follows:

	Three Months Ended
	November 30, 2007	November 30, 2006
Service cost	$103,313	$104,220
Interest cost	125,913	125,320
Expected return on plan assets	(101,714)	(110,778)
Amortization of prior service cost	21,996	21,996
Amortization of unrecognized loss	10,122	12,242
Net periodic benefit cost	$159,630	$153,000

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2007, the Company was not required to make any contributions nor did it make any voluntary contributions to the pension plan in the current fiscal year.

Note 10 – Income Taxes

Effective September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions and identified $230,198 in unrecognized tax benefits that were accounted for as a reduction to the September 1, 2007 balance of retained earnings, in accordance with the adoption provisions of FIN 48.  At September 1, 2007, the total amount of unrecognized tax benefits was $639,530.  If this amount were recognized, it would favorably impact the effective tax rate for the period of recognition.  The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The unrecognized tax benefits mentioned above include an aggregate $291,338 of interest and accrued penalties. Upon adoption of FIN 48, the Company has elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, the Company’s policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at earnings before income taxes.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions.  The statute of limitations for all material federal, state, and local tax filings remains open for tax years subsequent to 2003.  All tax years in foreign jurisdictions currently remain open, as the company's international operations did not commence until 2005.

Note 11 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (our Fiscal year ended August 31, 2010). The Company has not completed its evaluation of the potential impact, if any, of the adoption of FAS 141R on its consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2007.

Recent Developments

In September 2007, Chase Corporation continued to expand its international presence with the acquisition of the product lines and manufacturing facility of Long Products of Rye, East Sussex, England.  For over 35 years, Long Products has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia. This new acquisition joins Chase’s North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.

Overview

The Company’s performance in the first three months of fiscal 2008 continued to show revenue and profit increases similar to those observed during the prior fiscal year as a result of strategic acquisitions, diversified business units and continued success in mature markets.  Revenue for the Specialized Manufacturing segment achieved solid increases over the same period last year as both pipeline and construction products remained on track with the high demand experienced in fiscal 2007.  Additionally, revenues in the current quarter benefited from a key construction project that was several years in the making, as well as sales from Chase Protective Coatings, which was newly established through an acquisition in September 2007, and HumiSeal Europe SARL, which was established in March 2007.  These added revenues were partially offset by a reduction in Rosphalt 50® project sales in the current quarter as  compared to those realized in the first quarter of the prior year.  Brands such as HumiSeal®, Paper Tyger®, Chase & Sons® and Chase BlH2Ock® remain a primary focus in the Company’s effort to grow sales organically; however, management continues to seek strategic acquisitions to bolster future growth in this segment.

The Chase Electronic Manufacturing Services segment benefited from the same strong demand that was observed during the latter half of fiscal 2007 and this led to significant revenue and profit increases in the first quarter compared to the same period in the prior year.  The continued demand for this segment’s services has resulted in improved profits overall as fixed costs have been leveraged on a higher revenue base; however, ongoing pressure from key customers to keep selling prices stable continues to negatively impact margins.  This operation continues to maintain a healthy backlog and use its plant capacity effectively.

The Company continues to renovate its recently acquired manufacturing plant in the Pittsburgh area and anticipates that the majority of the building improvements will be completed in the next six months. This facility will allow for additional production capacity and improved overall efficiencies with existing product lines, and will also provide space to integrate future acquisitions.

During the upcoming quarter, which is traditionally a slower time of the year for many of the Company’s product lines, management will continue to pay close attention to the overall economy, including the housing market, inflation, and cost of petroleum related goods and services and the impact that the global market will have on the Company’s eight core product lines.

The Company has two reportable segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Wire and Cable • Electronic Coatings • Transportation • Pipeline • Construction • Packaging and Industrial • Digital and Print Media

Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, custom pressure sensitive labels, protective coatings for pipeline applications and moisture protective coatings for electronics, as well as high performance polymeric asphalt additives.

Electronic Manufacturing Services Segment	• Contract Electronic Manufacturing Services

Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

		Income Before	% of
	Revenue	Income Taxes	Revenue

Three Months Ended November 30, 2007
Specialized Manufacturing	$29,591	$6,448	22%
Electronic Manufacturing Services	5,045	576	11
	$34,636	7,024	20
Less corporate and common costs		(1,509)
Income before income taxes		$5,515

Three Months Ended November 30, 2006
Specialized Manufacturing	$26,884	$5,094	19%
Electronic Manufacturing Services	4,361	373	9
	$31,245	5,467	17
Less corporate and common costs		(1,423)
Income before income taxes		$4,044

Total Revenues

Total revenues increased $3,391,000 or 11% to $34,636,000 for the quarter ended November 30, 2007 compared to $31,245,000 in the prior year quarter.  Revenues from the Company’s Specialized Manufacturing segment increased $2,707,000 or 10% to $29,591,000 for the quarter ended November 30, 2007 compared to $26,884,000 in the prior year quarter.  The increase in revenues is primarily due to the following: (a) the recent establishment of HumiSeal SARL and the acquisition of Long Products was a primary contributor to the revenue increase of $1,783,000 from the Company’s European Operations; (b) increased sales of $995,000 from the Construction and Electronic Coatings product lines; and (c) increased sales of $862,000 from the Pipeline product line.  These increases in revenues were partially offset by decreased sales of $1,133,000 in the Wire & Cable and Packaging & Industrial product lines.

Revenues from the Company’s Electronic Manufacturing Services segment increased $684,000 or 16% to $5,045,000 in the current quarter compared to $4,361,000 in the same period last year.  The increase in revenues in the current quarter is a result of increased order activity from existing customers as well as overall higher volume due to several new customers which were added in the later half of fiscal 2007.

Cost of Products and Services Sold

Cost of products and services sold increased $1,168,000 or 5% to $22,964,000 in the quarter ended November 30, 2007 compared to $21,796,000 in the same period in fiscal 2007.  Cost of products and services sold in the Company’s Specialized Manufacturing segment were $18,806,000 for the first three months of fiscal 2008 compared to $18,169,000 for the same period in the prior year.  Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $4,158,000 compared to $3,626,000 for the same period last year.

The following table summarizes the relative percentages of revenues for cost of products and services sold for both of the Company’s reporting segments:

	Three Months Ended November 30,
	2007	2006
Specialized Manufacturing	64%	68%
Electronic Manufacturing Services	82%	83%
Total	66%	70%

The dollar value increase in the Specialized Manufacturing segment’s cost of products and services sold was a direct result of increased revenues during the first three months of fiscal 2008.  In spite of increases and fluctuations in the price of raw materials, changes in product mix, management’s continued focus on improving manufacturing efficiencies and leveraging the Company’s fixed costs, coupled with an emphasis on strategic purchases, have helped maintain solid margins on most of the Company’s key product lines.

The increase in dollar value of cost of products and services sold in the Company’s Electronic Manufacturing segment was also a direct result of higher revenues in the first three months of fiscal 2008.  The slight decrease as a percentage of revenues in cost of products and services sold in this segment reflects the Company’s ability to leverage its fixed overhead costs on a higher revenue base and offset the increasing raw material costs experienced by this business segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $987,000 or 19% to $6,203,000 in the quarter ended November 30, 2007 compared to $5,216,000 in the same period in fiscal 2007.  The increase in the current quarter is due to:  a) increased employee head count, due to acquisitions and organic volume growth, along with rising employee-related health care costs; b) increased costs related to professional services required for compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act; and c) increased accrued incentive compensation related to the Company’s annual incentive plan as well as increased sales commissions due to the Company’s strong results.

Interest Expense

Interest expense decreased $162,000 or 66% to $83,000 in the quarter ended November 30, 2007 compared to $245,000 in the same period in fiscal 2007.  The decrease in interest expense is a direct result of a reduction in the Company’s overall debt balances through principal payments from operating cash flow.  The Company expects to continue to pay down its debt through operating cash flow in fiscal 2008 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $73,000 or 130% to $129,000 in the quarter ended November 30, 2007 compared to $56,000 in the same period in the prior year.  Other income includes bank interest earned by the Company’s Humiseal Europe division and monthly rental income of $14,875 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a thirty-six month rental agreement commencing on December 1, 2006 and expiring on November 30, 2009.  The increase in other income from the prior year consists primarily of a $3,000 increase in monthly rental fees per the new rental agreement and bank interest earned by the Company’s Humiseal Europe division.

Net Income

Net income increased $926,000 or 36% to $3,474,000 in the quarter ended November 30, 2007 compared to $2,548,000 in the same period in the prior year.  The increase in net income in the current quarter is primarily due to increased revenue growth in the Company’s core product lines coupled with the Company’s ability to leverage its fixed costs.

Liquidity and Sources of Capital

The Company’s cash balance decreased $1,208,000 to $1,236,000 at November 30, 2007 from $2,444,000 at August 31, 2007.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The higher cash balance at August 31, 2007 was a result of cash flow generated during the year being held for the Long Products acquisition which closed in September 2007 (fiscal 2008).

Cash flow provided by operations was $4,093,000 in the first quarter of fiscal year 2008 compared to $1,523,000 in the prior year’s first quarter.  Cash provided by operations during the first three months of fiscal year 2008 was primarily due to operating income and increased accounts payable offset by increased inventory and accounts receivable balances which were higher due to an increase in sales volume.

The ratio of current assets to current liabilities was 2.0 as of November 30, 2007 compared to 2.3 as of August 31, 2007.  The decrease in the Company’s current ratio at November 30, 2007 was primarily attributable to a decrease in cash coupled with increases in accounts payable, accrued expenses and accrued income taxes offset by increases in accounts receivable and inventory.

Cash flow used in investing activities of $2,345,000 was primarily due to $1,490,000 paid for the acquisition of Long Products and $630,000 paid for purchases related to the build out of the Company’s manufacturing facility in greater Pittsburgh, PA.

Cash flow used in financing activities of $3,014,000 reflected the annual dividend payment and the Company’s ability to use excess cash generated from operating results to pay off existing long-term debt, including $2,570,000 to pay the outstanding balance of the term note used to finance the Company’s acquisition of Concoat Holdings Limited in October 2005.

On October 15, 2007, the Company announced a cash dividend of $0.25 per share (totaling approximately $2,056,000) to shareholders of record on October 31, 2007, payable on December 3, 2007.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) plus 1.25 percent, or at the effective 30-day LIBOR rate plus 1.75 percent.  The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was

$1.6 million and 6.07%, respectively, at November 30, 2007.  The Company had $8.4 million in available credit at November 30, 2007 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2008 and future periods. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity (March 2009).

As of December 31, 2007, the Company had $8.4 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of November 30, 2007.

The Company currently has an on-going capital project that is related to the build out of its newly acquired manufacturing facility in greater Pittsburgh, PA.  It also plans on adding additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its other manufacturing plants.  Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2008 which are complementary to its business.  The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

The Company does not have any significant off balance sheet arrangements.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s Fiscal year ended August 31, 2010). The Company is currently assessing the impact of FAS 141R on its consolidated financial statements.

Critical Accounting Policies

Effective September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions and identified $230,198 in unrecognized tax benefits that were accounted for as a reduction to the September 1, 2007 balance of retained earnings, in accordance with the adoption provisions of FIN 48.  At September 1, 2007, the total amount of unrecognized tax benefits was $639,530.  If this amount were recognized, it would favorably impact the effective tax rate for the period of recognition.  The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The unrecognized tax benefits mentioned above include an aggregate $291,338 of interest and accrued penalties. Upon adoption of FIN 48, the Company has elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, the Company’s policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at earnings before income taxes.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions.  The statute of limitations for all material federal, state, and local tax filings remains open for tax years subsequent to 2003.  All tax years in foreign jurisdictions currently remain open, as the company's international operations did not commence until 2005.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007 concerning certain factors that could cause the Company’s actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company limits the amount of credit exposure to any one issuer.  At November 30, 2007, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts.  If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The Company’s domestic operations have limited currency exposure since substantially all invoices are denominated in U.S. dollars. With the addition of the Company’s European operations over the past two years, the exposure to currency exchange fluctuation has increased.  The Company continues to review its policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  Historically, the Company has maintained minimal cash balances outside the U.S.  As of November 30, 2007, the Company had cash balances in the United Kingdom for its Humiseal Europe Ltd and Chase Protective Coatings divisions denominated primarily in pounds sterling and equal to US $636,000 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $448,000.  The Company expects to maintain a relatively low balance in fiscal 2008 by using excess cash to pay down debt or for other strategic acquisitions.

The Company incurred a foreign currency translation gain, net of tax  in the three months ended November 30, 2007 in the amount of $270,000 related to its European operations which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity.  The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

Please refer to Item 1A in the Company’s Form 10-K for the fiscal year ended August 31, 2007 for a complete discussion for the risk factors which could materially affect the Company’s business, financial condition or future results.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: January 9, 2008	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman, President and Chief Executive Officer

Dated: January 9, 2008	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas,
Chief Financial Officer and Treasurer