Form 10-Q
period 2008-02-29
CHASE CORP
filed 2008-04-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2008

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
YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES  ☐  NO  ☒

The number of shares of Common Stock outstanding as of March 31, 2008 was 8,313,477.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 29, 2008

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 29,	August 31,
	2008	2007
ASSETS
Current Assets:
Cash	$1,139,296	$2,443,750
Accounts receivable, less allowance for doubtful accounts of $598,824 and $579,536	16,282,446	17,653,982
Inventories	18,789,558	15,135,773
Prepaid expenses and other current assets	930,094	753,818
Deferred income taxes	729,885	729,885
Total current assets	37,871,279	36,717,208

Property, plant and equipment, net	21,890,014	19,758,276

Other Assets
Goodwill	14,868,349	14,575,640
Intangible assets, less accumulated amortization of $3,708,801 and $3,134,274	6,507,812	7,063,178
Cash surrender value of life insurance	4,650,199	4,588,600
Restricted investments	975,542	1,187,488
Other assets	53,901	74,519
	$86,817,096	$83,964,909
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,720,128	$7,135,266
Accrued payroll and other compensation	2,615,389	2,857,524
Accrued expenses - current	3,915,065	2,864,457
Accrued income taxes	751,736	1,092,766
Current portion of long-term debt	1,050,000	2,210,000
Total current liabilities	16,052,318	16,160,013

Long-term debt, less current portion	3,365,709	3,822,500
Deferred compensation	3,228,282	3,489,763
Accrued pension expense	3,591,161	3,271,901
Accrued expenses	—	254,052
Deferred income taxes	728,760	754,718

Commitments and Contingencies (Note 8)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares at February 29, 2008 and 10,000,000 shares at August 31, 2007; 8,305,977 shares at February 29, 2008 and 8,219,350 shares at August 31, 2007 issued and outstanding	830,598	821,935
Additional paid-in capital	3,368,981	2,680,170
Accumulated other comprehensive income	483,981	583,799
Retained earnings	55,167,306	52,126,058
Total stockholders’ equity	59,850,866	56,211,962
Total liabilities and stockholders’ equity	$86,817,096	$83,964,909

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Revenue
Sales	$27,871,519	$27,082,315	$62,095,397	$57,767,743
Royalty and commissions	375,058	421,373	787,018	980,541
	28,246,577	27,503,688	62,882,415	58,748,284
Costs and Expenses
Cost of products and services sold	19,708,382	20,031,761	42,672,334	41,827,359
Selling, general and administrative expenses	5,660,308	5,133,211	11,863,485	10,348,989

Operating income	2,877,887	2,338,716	8,346,596	6,571,936

Interest expense	(62,751)	(246,423)	(145,703)	(491,351)
Other income, net	144,808	85,000	273,965	140,737

Income before income taxes	2,959,944	2,177,293	8,474,858	6,221,322

Income taxes	1,095,179	805,598	3,135,697	2,301,889

Net income	$1,864,765	$1,371,695	$5,339,161	$3,919,433

Net income per common and common equivalent share
Basic	$0.23	$0.17	$0.65	$0.49
Diluted	$0.22	$0.16	$0.62	$0.47

Weighted average shares outstanding
Basic	8,280,098	8,031,670	8,226,315	7,957,306
Diluted	8,633,253	8,338,918	8,570,050	8,267,270

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED FEBRUARY 29, 2008

(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2007	8,219,350	$821,935	$2,680,170	$583,799	$52,126,058	$56,211,962
Change in accounting for income tax uncertainties pursuant to adoption of FIN 48					(230,198)	(230,198)
Restricted stock grants	53,169	5,317	(5,317)			—
Amortization of restricted stock grants			148,638			148,638
Stock grants	400	40	7,600			7,640
Exercise of stock options	27,500	2,750	145,687			148,437
Common stock received for payment of stock option exercise	(1,091)	(109)	(20,891)			(21,000)
Tax benefit from exercise of stock options			308,759			308,759
Common stock issuance pursuant to fully vested restricted stock units	6,649	665	104,335			105,000
Cash dividend paid, $0.25 per share					(2,067,715)	(2,067,715)
Foreign currency translation adjustment, net of tax				(23,545)		(23,545)	$(23,545)
Net unrealized (loss) on restricted investments, net of tax				(76,273)		(76,273)	(76,273)
Net income					5,339,161	5,339,161	5,339,161
Comprehensive income						—	$5,239,343
Balance at February 29, 2008	8,305,977	$830,598	$3,368,981	$483,981	$55,167,306	$59,850,866

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 29, 2008	February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,339,161	$3,919,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,342,836	1,178,224
Amortization	587,484	431,483
Provision for losses on trade receivables	19,582	122,471
Stock based compensation	925,590	430,011
Excess tax benefit from exercise of stock options	(308,759)	(1,929,730)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,426,881	1,151,144
Inventories	(3,290,128)	(2,156,784)
Prepaid expenses & other assets	(178,182)	(1,760,262)
Accounts payable	284,944	(219,646)
Accrued expenses	(125,630)	1,336,188
Accrued income taxes	(285,603)	1,153,416
Deferred compensation	(823,531)	(474,650)
Net cash provided by operating activities	4,914,645	3,181,298

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,497,078)	(565,109)
Purchases of intangible assets	—	(5,999)
Contingent purchase price for acquisition	(5,277)	—
Payments for acquisitions, net of cash acquired	(1,489,769)	(1,690,000)
Investment in restricted investments, net of withdrawals	135,673	2,579
Distributions from cost based investment	20,619	—
Payments for cash surrender value life insurance, net of valuation decrease	(61,599)	(61,599)
Net cash used in investing activities	(2,897,431)	(2,320,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	14,719,810	19,460,749
Payments of principal on debt	(16,336,601)	(19,882,820)
Dividend paid	(2,067,715)	(1,589,162)
Proceeds from exercise of common stock options	127,437	684,768
Excess tax benefit from exercise of stock options	308,759	1,929,730
Payments of statutory minimum taxes on stock options and restricted stock	—	(1,444,852)
Net cash used in financing activities	(3,248,310)	(841,587)

INCREASE (DECREASE) IN CASH	(1,231,096)	19,583
Effect of foreign exchange rates on cash	(73,358)	101,626
CASH, BEGINNING OF PERIOD	2,443,750	2,416,097
CASH, END OF PERIOD	$1,139,296	$2,537,306

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$105,000	$113,933
Common stock received for payment of stock option exercises	$21,000	$3,079,588
Accrued contingent payments related to acquisitions	$—	$110,000

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of February 29, 2008, the results of operations and cash flows for the interim periods ended February 29, 2008 and February 28, 2007, and changes in stockholders’ equity for the interim period ended February 29, 2008.

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

The results of operations for the interim period ended February 29, 2008 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2007, which are contained in the Company’s 2007 Annual Report on Form 10-K.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Inventories

Inventories consist of the following as of February 29, 2008 and August 31, 2007:

	February 29, 2008	August 31, 2007
Raw materials	$10,596,436	$8,245,933
Finished and in process	8,193,122	6,889,840
Total Inventories	$18,789,558	$15,135,773

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net income	$1,864,765	$1,371,695	$5,339,161	$3,919,433

Weighted average common shares outstanding	8,280,098	8,031,670	8,226,315	7,957,306
Additional dilutive common stock equivalents	353,155	307,248	343,735	309,964
Diluted shares outstanding	8,633,253	8,338,918	8,570,050	8,267,270

Net income per share - Basic	$0.23	$0.17	$0.65	$0.49
Net income per share - Diluted	$0.22	$0.16	$0.62	$0.47

Note 4 – Stock Based Compensation

As part of their annual retainer, non-employee members of the Board of Directors receive $15,000 of Chase Corporation common stock, in the form of Restricted Stock or Restricted Stock Units valued at the closing price of the day preceding the first day of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award will vest one year from the date of grant. In January 2008 non-employee members of the Board received a total grant of 4,569 shares of restricted stock for service for the period from February 1, 2008 through February 1, 2009.  The shares of restricted stock will vest at the conclusion of this service period. The Company is recognizing this compensation expense over the twelve month vesting period on a ratable basis.

In August 2007, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of approximately 48,600 shares to key members of management with an issue date of September 1, 2007 and a vesting date of August 31, 2010.  These shares are subject to a performance measurement based upon the results of fiscal 2008 which will determine the final calculation of the number of shares that will be issued (which may be greater than or less than 48,600 shares). Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

assembly services for the electronics industry.  The Company evaluates segment performance based upon income before income taxes.

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenues from external customers
Specialized Manufacturing	$24,205,162	$22,725,032	$53,795,869	$49,609,001
Electronic Manufacturing Services	4,041,415	4,778,656	9,086,546	9,139,283
Total	$28,246,577	$27,503,688	$62,882,415	$58,748,284

Income before income taxes
Specialized Manufacturing	$3,752,907	$2,964,768	$10,200,770	$8,059,196
Electronic Manufacturing Services	470,253	578,850	1,046,220	951,454
Total for reportable segments	4,223,160	3,543,618	11,246,990	9,010,650
Corporate and Common Costs	(1,263,216)	(1,366,325)	(2,772,132)	(2,789,328)
Total	$2,959,944	$2,177,293	$8,474,858	$6,221,322

	February 29, 2008	August 31, 2007
Total assets
Specialized Manufacturing	$63,545,632	$59,725,253
Electronic Manufacturing Services	13,904,862	12,988,314
Total for reportable segments	77,450,494	72,713,567
Corporate and Common Assets	9,366,602	11,251,342
Total	$86,817,096	$83,964,909

Note 6 – Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2007	$8,576,752	$5,998,888	$14,575,640
Acquisition of E-Poxy Engineered Materials - additional earnout	5,277	—	5,277
Chase Protective Coatings Ltd.	322,542	—	322,542
FX translation adjustment	(35,110)	—	(35,110)
Balance at February 29, 2008	$8,869,461	$5,998,888	$14,868,349

Management is still finalizing the purchase price allocation for assets acquired by the Company’s wholly owned subsidiary, Chase Protective Coatings Ltd. (see Note 7).  Accordingly, the amount allocated to goodwill above as well as other identifiable intangible assets will be finalized no later than the end of the current fiscal year (August 31, 2008).

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets subject to amortization consist of the following at February 29, 2008 and August 31, 2007:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
February 29, 2008
Patents and agreements	12.7 years	2,243,678	1,767,576	476,102
Formulas	9.2 years	1,261,235	355,425	905,810
Trade names	3.8 years	281,294	175,718	105,576
Customer lists and relationships	10.7 years	6,418,791	1,410,082	5,008,709

August 31, 2007
Patents and agreements	12.7 years	2,243,678	1,660,166	583,512
Formulas	9.2 years	1,261,235	279,647	981,588
Trade names	3.8 years	281,294	136,056	145,238
Customer lists and relationships	10.7 years	6,399,630	1,058,405	5,341,225

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615 at February 29, 2008 and August 31, 2007.

Aggregate amortization expense related to intangible assets for the six months ended February 29, 2008 and February 28, 2007 was $587,484 and $431,483, respectively.  Estimated amortization expense for the remainder of fiscal year 2008 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2008 (remaining six months)	$494,728
2009	927,941
2010	828,631
2011	775,576
2012	754,986
2013	638,098
$4,419,960

Note 7 – Acquisitions

Chase Protective Coatings Ltd.

On September 1, 2007, Chase Corporation purchased certain product lines and manufacturing facility in Rye, East Sussex, England through its wholly owned subsidiary, Chase Protective Coatings Ltd.  For over 35 years, this business has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia.   The purchase price for this acquisition was £738,936 (US $1,489,769 at the time of the acquisition) and was financed out of cash flow from the Company’s operations.  The effective date for this acquisition was September 1, 2007 and the results of this acquisition have been included in the Company’s financial statements since then.

Management is still finalizing the purchase price allocation as it relates to the value of the intangible assets acquired.  All assets acquired, including goodwill, are included in the Company’s Specialized Manufacturing Segment.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 9 – Long Term Debt

The Company has a long-term unsecured revolving credit facility available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent.  The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $832,111 and 4.37%, respectively, at February 29, 2008.  The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity.  On February 29, 2008, the Company executed an amendment to this credit facility, extending its maturity to March 31, 2011.  All other terms of the credit facility remain the same.

Note 10 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 29, 2008 and February 28, 2007 are as follows:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Service cost	$103,313	$104,220	$206,626	$208,440
Interest cost	125,913	125,320	251,826	250,640
Expected return on plan assets	(101,714)	(110,778)	(203,428)	(221,556)
Amortization of prior service cost	21,996	21,996	43,992	43,992
Amortization of unrecognized loss	10,122	12,242	20,244	24,484
Net periodic benefit cost	$159,630	$153,000	$319,260	$306,000

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 29, 2008, the Company was not required to make any contributions nor did it make any voluntary contributions to the pension plan in the current fiscal year.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 – Income Taxes

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

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions.  The statute of limitations for all material federal, state, and local tax filings remains open for tax years subsequent to 2003.  All tax years in foreign jurisdictions currently remain open, as the company’s international operations did not commence until 2005.

Note 12 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of the provisions of FAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact, if any, the adoption of FAS 159 will have on its consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Earlier adoption is prohibited.  The Company expects that FAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  In accordance with EITF Issue 06-4, an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the post retirement period is a postretirement benefit arrangement that must be accounted for under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (FAS 106), or APB Opinion No. 12, Omnibus Opinion—1967 (APB 12).  EITF Issue 06-4 becomes effective in the first quarter of fiscal 2009 (fiscal year beginning September 1, 2008).  The Company is currently evaluating the potential impact of EITF Issue 06-4.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-10, “Accounting for the Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.”  In accordance with EITF Issue 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (FAS 106), or APB Opinion 12, Omnibus Opinion—1967 (APB 12).  EITF Issue 06-10 becomes effective in the first quarter of fiscal 2009 (fiscal year beginning September 1, 2008).  The Company is currently evaluating the potential impact of EITF Issue 06-10.

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

Recent Developments

In September 2007, Chase Corporation purchased certain product lines and manufacturing facility in Rye, East Sussex, England through its wholly owned subsidiary, Chase Protective Coatings Ltd.  For over 35 years, this business has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia.  This new acquisition joins Chase’s North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.

Overview

The company’s overall performance in the first six months of fiscal year 2008 continues to exceed prior year results.  Revenue for the Specialized Manufacturing segment displayed a healthy increase over the same period last year, despite the challenging conditions of today’s marketplace due to the economic uncertainty that is affecting many manufacturing companies. The formation of Humiseal Europe SARL  in March 2007 and Chase Protective Coatings Ltd. in September 2007 contributed to the revenue growth along with  the organic sales growth seen from existing facilities and product lines.  In spite of the inflation that has impacted raw materials prices, favorable product mix coupled with management’s emphasis on making strategic purchases have helped maintain solid margins on most of the Company’s key product lines through the first half of fiscal 2008.  During the remainder of the fiscal year, management will closely monitor raw material purchasing efforts as additional pressure on profit margins is expected with increasing raw material and energy costs.

The Chase Electronic Manufacturing Services segment observed a decrease in customer orders in the first month of the quarter (December) which led to a reduction in revenues in the second quarter compared to the same period in the prior year.  Although sales fell short of prior year results, the related effect on profitability was minimized due to lower than anticipated raw material costs and customer mix.  Management’s continued focus on expanding its customer base led to an increase in customer orders over the later half of the second quarter.    For the remainder of fiscal 2008, management’s attention will be to maintain a healthy backlog of customer orders and proactively manage overhead costs to assist with profitability.

The Company continues to renovate its recently acquired manufacturing plant in the Pittsburgh area and anticipates that the majority of the building improvements will be completed over the remainder of the current calendar year. This facility will allow for additional production capacity and improved  efficiencies with existing product lines, and will also provide space to integrate future acquisitions.

During the upcoming quarter, management will continue to pay close attention to the overall economy, including the housing market, inflation, and cost of petroleum related goods and services and the impact that the global markets will have on the Company’s eight core product lines.  Brands such as HumiSeal®, Paper Tyger®, Chase & Sons® and Chase BlH2Ock® remain a primary focus in the Company’s effort to grow sales organically; however, management continues to seek strategic acquisitions to bolster future growth.

The Company has two reportable segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Wire and Cable • Electronic Coatings • Transportation • Pipeline • Construction • Packaging and Industrial • Digital and Print Media

Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications, moisture protective coatings for electronics, high performance polymeric asphalt additives and custom pressure sensitive labels.

Electronic Manufacturing Services Segment	• Contract Electronic Manufacturing Services

Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

		Income Before	% of
	Revenue	Income Taxes	Revenue

Three Months Ended February 29, 2008
Specialized Manufacturing	$24,205	$3,753	16%
Electronic Manufacturing Services	4,042	470	12
	$28,247	4,223	15
Less corporate and common costs		(1,263)
Income before income taxes		$2,960

Three Months Ended February 28, 2007
Specialized Manufacturing	$22,725	$2,965	13%
Electronic Manufacturing Services	4,779	579	12
	$27,504	3,544	13
Less corporate and common costs		(1,367)
Income before income taxes		$2,177

Six Months Ended February 29, 2008
Specialized Manufacturing	$53,796	$10,201	19%
Electronic Manufacturing Services	9,086	1,046	12
	$62,882	11,247	18
Less corporate and common costs		(2,772)
Income before income taxes		$8,475

Six Months Ended February 28, 2007
Specialized Manufacturing	$49,609	$8,059	16%
Electronic Manufacturing Services	9,139	951	10
	$58,748	9,010	15
Less corporate and common costs		(2,789)
Income before income taxes		$6,221

Total Revenues

Total revenues increased $743,000 or 3% to $28,247,000 for the quarter ended February 29, 2008 compared to $27,504,000 in the same quarter of the prior year.  Total revenues increased $4,134,000 or 7% to $62,882,000 in the fiscal year to date period compared to $58,748,000 in the same period in fiscal 2007.

Revenues from the Company’s Specialized Manufacturing segment increased $1,480,000 and $4,187,000, in the current quarter and year to date periods, respectively.  The increase in revenues as compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively:  (a) increased sales from the Company’s European Operations due to the establishment of HumiSeal Europe SARL in March 2007 and Chase Protective Coatings in September 2007 accounted for $1,507,000 and $3,290,000, (b) increased sales from the Pipeline and Construction product lines of $379,000 and $1,454,000, and (c) increased sales of Electronic Coatings sold from the U.S. of $201,000 and $764,000.  These increases in revenues were partially offset by the following for the quarter and year to date periods, respectively (a) decreased sales of $268,000 and $961,000 in the Wire & Cable market primarily due to decreased demand and greater competition related to co-axial shielding tapes, and (b) decreased sales of $478,000 and $432,000 in the Transportation product line.

Compared to the prior year periods, revenues from the Company’s Electronic Manufacturing Services segment decreased $737,000 and $53,000 in the current quarter and year to date periods, respectively.  The decrease in revenues in the current quarter is a result of decreased orders seen in the first month of the quarter (December) as the Company’s key customers in this segment were assessing their inventory levels and closely monitoring their customer’s demand at the end of the calendar year.  The current backlog for Chase EMS is healthy at $9.0 million as of March 31, 2008.

Cost of Products and Services Sold

Cost of products and services sold decreased $324,000 or 2% to $19,708,000 for the quarter ended February 29, 2008 compared to $20,032,000 in the prior year quarter.  Cost of products and services sold increased $845,000 or 2% to $42,672,000 in the fiscal year to date period compared to $41,827,000 in the same period in fiscal 2007.

Cost of products and services sold in the Company’s Specialized Manufacturing segment were $16,436,000 and $35,242,000 in the current quarter and year to date periods compared to $16,065,000 and $34,234,000 in the comparable periods in the prior year.  Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $3,272,000 and $7,430,000 in the current quarter and year to date periods compared to $3,967,000 and $7,593,000 in the comparable periods in the prior year.

The following table summarizes the relative percentages of revenues for costs of products and services sold for both of the Company’s reporting segments:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Specialized Manufacturing	68%	71%	66%	69%
Electronic Manufacturing Sevices	81%	83%	82%	83%
Total	70%	73%	68%	71%

The dollar value increase in cost of goods sold in the Specialized Manufacturing segment was a direct result of increased revenues during the first half of fiscal 2008.  Favorable product mix coupled with continued focus and scrutiny on material purchases have helped margins on most of the Company’s key product lines through the first half of fiscal 2008.  Additionally, a continued focus on leveraging the Company’s fixed costs and improving manufacturing efficiencies has helped overall margins.

The decrease in dollar value of cost of products and services sold in the Company’s Electronic Manufacturing segment was primarily a result of lower revenues in the first six months of fiscal 2008.  The slight decrease as a percentage of revenues in cost of products and services sold in this segment was primarily attributable to the product sales mix observed as there were more sales of higher margin products during the first half of fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $527,000 or 10% to $5,660,000 for the quarter ended February 29, 2008 compared to $5,133,000 in the prior year quarter. Selling, general and administrative expenses increased $1,514,000 or 15% to $11,863,000 in the fiscal year to date period compared to $10,349,000 in the same period in fiscal 2007.

The increase in the current quarter and year to date period over the prior year periods is attributable to:  (a) increased employee head count, due to acquisitions and organic volume growth, along with rising employee-related benefits, including health care costs; (b) the timing of costs related to professional services required for compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act as greater costs were incurred in the second half of last year given it was the Company’s initial year of compliance; (c) increased stock based  compensation related to the Company’s long term incentive plan; and (d) increased sales commissions due to the Company’s positive sales variance in the current year.

Interest Expense

Interest expense decreased $183,000 or 74% to $63,000 for the quarter ended February 29, 2008 compared to $246,000 in the prior year quarter.  Interest expense decreased $345,000 or 70% to $146,000 for the fiscal year to date period ended February 29, 2008 compared to $491,000 in the same period in fiscal 2007.  The decrease in interest expense in both the current quarter and year to date period over the prior year periods is a direct result of the reduction in the Company’s overall debt balances through principal payments from operating cash flow and an overall decrease in interest rates in fiscal 2008. The Company expects to continue to pay down its debt through operating cash flow in fiscal 2008 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $60,000 or 71% to $145,000 for the quarter ended February 29, 2008 compared to $85,000 in the prior year quarter.  Other income increased $133,000 or 94% to $274,000 for the fiscal year to date period ended February 29, 2008 compared to $141,000 in the same period in fiscal 2007. Other income includes bank interest earned by the Company’s Humiseal Europe division and monthly rental income of $14,875 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a thirty-six month rental agreement commencing on December 1, 2006 and expiring on November 30, 2009.  The quarterly and fiscal year to date increase over the prior year periods consists primarily of bank interest and exchange gains earned by the Company’s Humiseal Europe division.

Net Income

Net income increased $493,000 or 36% to $1,865,000 in the quarter ended February 29, 2008 compared to $1,372,000 in the prior year quarter.  Net income increased $1,420,000 or 36% to $5,339,000 for the fiscal year to date period ended February 29, 2008 compared to $3,919,000 in the same period in fiscal 2007. The increase in net income in both the current quarter and year to date periods over the prior year periods is primarily due to increased revenue growth in the Company’s core product lines coupled with the Company’s ability to leverage its fixed costs and properly manage its increasing raw material costs.

Liquidity and Sources of Capital

The Company’s cash balance decreased $1,305,000 to $1,139,000 at February 29, 2008 from $2,444,000 at August 31, 2007.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The higher cash balance at August 31, 2007 was a result of cash flow generated during the year being held for the assets acquired by Chase Protective Coatings Ltd. which were purchased in September 2007 (fiscal 2008).  Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

Cash flow provided by operations was $4,915,000 in the first six months of fiscal year 2008 compared to $3,181,000 in the prior year period.  Cash provided by operations during the first half of fiscal 2008 was primarily due to operating income and increased collection of accounts receivable offset by purchases of raw materials.

The ratio of current assets to current liabilities was 2.4 as of February 29, 2008 compared to 2.3 as of August 31, 2007.  Increases in inventory, due to increased demand and overall sales volume, along with decreases in accrued income taxes and the current portion of long-term debt were the primary contributors to the increased working capital.

Cash flow used in investing activities of $2,897,000 was primarily due to $1,490,000 paid for the assets acquired by Chase Protective Coatings Ltd., $630,000 paid for purchases related to the build out of the Company’s manufacturing facility in Pittsburgh, and cash paid for purchases of machinery and equipment at the Company’s other manufacturing locations during fiscal 2008.

Cash flow used in financing activities of $3,248,000 reflected the annual dividend payment and the Company’s ability to use excess cash generated from operating results to pay off existing long-term debt, including $2,570,000 to pay the outstanding balance of the term note used to finance the Company’s October 2005 acquisition of Concoat Holdings Limited.

On October 15, 2007, the Company announced a cash dividend of $0.25 per share (totaling $2,067,715) to shareholders of record on October 31, 2007, payable on December 3, 2007.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent.  The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $0.8 million and 4.37%, respectively, at February 29, 2008.  The Company had $9.2 million in available credit at February 29, 2008 under this credit facility and plans to use this availability to help finance its cash needs in fiscal 2008 and future periods. The outstanding balance on this long-term unsecured credit facility is included in scheduled principal payments at its maturity.  On February 29, 2008, the Company executed an amendment to this credit facility, extending its maturity to March 31, 2011.

As of March 31, 2008, the Company had $9.5 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of February 29, 2008.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of the provisions of FAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact, if any, the adoption of FAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Earlier adoption is prohibited.  The Company expects that FAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  In accordance with EITF Issue 06-4, an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the post retirement period is a postretirement benefit arrangement that must be accounted for under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (FAS 106), or APB Opinion No. 12, Omnibus Opinion—1967 (APB 12).  EITF Issue 06-4 becomes effective in the first quarter of fiscal 2009 (fiscal year beginning September 1, 2008).  The Company is currently evaluating the potential impact of EITF Issue 06-4.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-10, “Accounting for the Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.”  In accordance with EITF Issue 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (FAS 106), or APB Opinion 12, Omnibus Opinion—1967 (APB 12).  EITF Issue 06-10 becomes effective in the first quarter of fiscal 2009 (fiscal year beginning September 1, 2008).  The Company is currently evaluating the potential impact of EITF Issue 06-10.

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

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions.  The statute of limitations for all material federal, state, and local tax filings remains open for tax years subsequent to 2003.  All tax years in foreign jurisdictions currently remain open, as the company’s international operations did not commence until 2005.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, general economic conditions, management’s beliefs and assumptions made by management. Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007 concerning certain factors that could cause the Company’s actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company limits the amount of credit exposure to any one issuer.  At February 29, 2008, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were in demand deposit accounts.  If the Company places its funds in other than demand deposit accounts, it uses instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper.

The Company’s domestic operations have limited currency exposure since substantially all invoices are denominated in U.S. dollars. With the addition of the Company’s European operations over the past two years, the exposure to currency exchange fluctuation has increased.  The Company continues to review its policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  Historically, the Company has maintained minimal cash balances outside the U.S.  As of February 29, 2008, the Company had cash balances in the United Kingdom for its Humiseal Europe Ltd and Chase Protective Coatings divisions denominated primarily in pounds sterling and equal to US $631,974 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $450,960.   Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

The Company incurred a foreign currency translation loss, net of tax for the six months ended February 29, 2008 in the amount of $23,545 related to its European operations which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity.  The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company’s Annual Stockholders Meeting, which was held on January 30, 2008.

Proposal 1- For the election of nominees for the Board of Directors

Name of Director	In Favor	Authority Withheld
Peter R. Chase	7,547,949	95,764
Mary Claire Chase	7,544,609	99,104
William H. Dykstra	7,419,907	223,806
J. Brooks Fenno	7,568,500	75,213
Lewis P. Gack	7,571,031	72,682
George M. Hughes	7,384,698	259,015
Ronald Levy	7,563,700	80,013

Proposal 2- For the approval of an amendment to the Articles of Organization to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000

In Favor	Against	Abstained
7,460,831	178,046	4,832

Proposal 3 – For the ratification of PricewaterhouseCoopers LLP as the corporation’s independent registered public accounting firm for the fiscal year ending August 31, 2008

In Favor	Against	Abstained
7,614,216	24,973	4,524

Item 5 – Other Information

On February 29, 2008, the Company entered into an amendment to its existing unsecured credit facility between the Company and Bank of America.  The amendment extended the maturity date of the credit facility from March 31, 2009 to March 31, 2011.  All other terms of the credit facility remain the same.

Item 6 - Exhibits

Exhibit Number	Description
3.1	Articles of Amendment to the Articles of Organization of Chase Corporation, dated February 15, 2008
10.1	FY 2008 Chase Corporation Annual Incentive Plan
10.2	FY 2008 Chase Corporation Long Term Incentive Plan
10.3	Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for non employee Directors
10.4	Twelfth Amendment to Amended and Restated Loan Agreement between Chase Corporation and Bank of America dated February 29, 2008
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 9, 2008	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: April 9, 2008	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer