Form 10-Q
period 2008-05-31
CHASE CORP
filed 2008-07-10
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐  NO  ☒

The number of shares of Common Stock outstanding as of June 30, 2008 was 8,316,535.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2008

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31,	August 31,
	2008	2007
ASSETS
Current Assets:
Cash	$3,729,060	$2,443,750
Accounts receivable, less allowance for doubtful accounts of $440,387 and $579,536	17,657,337	17,653,982
Inventories	17,860,689	15,135,773
Prepaid expenses and other current assets	848,074	753,818
Deferred income taxes	729,885	729,885
Total current assets	40,825,045	36,717,208

Property, plant and equipment, net	22,031,327	19,758,276

Other Assets
Goodwill	15,522,221	14,575,640
Intangible assets, less accumulated amortization of $3,994,501 and $3,134,274	6,226,207	7,063,178
Cash surrender value of life insurance	4,680,999	4,588,600
Restricted investments	959,430	1,187,488
Other assets	53,486	74,519
	$90,298,715	$83,964,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,456,773	$7,135,266
Accrued payroll and other compensation	3,280,422	2,857,524
Accrued expenses - current	4,082,090	2,864,457
Accrued income taxes	1,208,075	1,092,766
Current portion of long-term debt	800,000	2,210,000
Total current liabilities	17,827,360	16,160,013

Long-term debt, less current portion	1,200,000	3,822,500
Deferred compensation	3,527,197	3,489,763
Accrued pension expense	3,750,791	3,271,901
Accrued expenses	—	254,052
Deferred income taxes	721,431	754,718

Commitments and Contingencies (Note 8)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares at May 31, 2008 and 10,000,000 shares at August 31, 2007; 8,316,535 shares at May 31, 2008 and 8,219,350 shares at August 31, 2007 issued and outstanding	831,653	821,935
Additional paid-in capital	3,541,253	2,680,170
Accumulated other comprehensive income	513,824	583,799
Retained earnings	58,385,206	52,126,058
Total stockholders’ equity	63,271,936	56,211,962
Total liabilities and stockholders’ equity	$90,298,715	$83,964,909

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007

Revenue
Sales	$33,488,936	$34,177,895	$95,584,333	$91,945,638
Royalty and commissions	436,851	365,362	1,223,869	1,345,903
	33,925,787	34,543,257	96,808,202	93,291,541
Costs and Expenses
Cost of products and services sold	22,922,344	23,351,724	65,594,678	65,179,083
Selling, general and administrative expenses	5,976,533	6,150,727	17,840,018	16,499,716
Loss on impairment of goodwill	—	311,000	—	311,000

Operating income	5,026,910	4,729,806	13,373,506	11,301,742

Interest expense	(34,800)	(240,216)	(180,503)	(731,567)
Other income, net	115,668	54,516	389,633	195,253

Income before income taxes	5,107,778	4,544,106	13,582,636	10,765,428

Income taxes	1,889,878	1,681,319	5,025,575	3,983,208

Net income	$3,217,900	$2,862,787	$8,557,061	$6,782,220

Net income per common and common equivalent share
Basic	$0.39	$0.35	$1.04	$0.84
Diluted	$0.37	$0.34	$1.00	$0.82

Weighted average shares outstanding
Basic	8,312,871	8,187,196	8,239,198	8,037,034
Diluted	8,666,243	8,400,792	8,592,977	8,320,576

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED MAY 31, 2008

(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2007	8,219,350	$821,935	$2,680,170	$583,799	$52,126,058	$56,211,962
Change in accounting for income tax uncertainties pursuant to adoption of FIN 48					(230,198)	(230,198)
Restricted stock grants	53,227	5,322	(5,322)			—
Amortization of restricted stock grants			244,830			244,830
Stock grants	400	40	7,600			7,640
Exercise of stock options	38,000	3,800	202,200			206,000
Common stock received for payment of stock option exercise	(1,091)	(109)	(20,891)			(21,000)
Tax benefit from exercise of stock options			328,331			328,331
Common stock issuance pursuant to fully vested restricted stock units	6,649	665	104,335			105,000
Cash dividend paid, $0.25 per share					(2,067,715)	(2,067,715)
Foreign currency translation adjustment, net of tax				(29,446)		(29,446)	$(29,446)
Net unrealized (loss) on restricted investments, net of tax				(40,529)		(40,529)	(40,529)
Net income					8,557,061	8,557,061	8,557,061
Comprehensive income						—	$8,487,086
Balance at May 31, 2008	8,316,535	$831,653	$3,541,253	$513,824	$58,385,206	$63,271,936

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended May 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,557,061	$6,782,220
Adjustments to reconcile net income to net cash provided by operating activities
Loss (Gain) on sale of equipment	4,198	(2,900)
Loss on impairment of goodwill	—	311,000
Depreciation	2,032,866	1,900,178
Amortization	876,715	731,854
Provision for losses on trade receivables	31,866	147,350
Stock based compensation	1,423,566	678,545
Excess tax benefit from exercise of stock options	(328,331)	(1,968,016)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	70,204	(3,877,481)
Inventories	(2,364,084)	(1,063,233)
Prepaid expenses & other assets	(96,152)	(719,300)
Accounts payable	645,648	322,769
Accrued expenses	722,838	1,857,125
Accrued income taxes	199,586	1,110,805
Deferred compensation	(779,022)	(651,633)
Net cash provided by operating activities	10,996,959	5,559,283

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,168,611)	(3,286,677)
Purchases of intangible assets	—	(5,999)
Contingent purchase price for acquisition	(485,159)	(290,967)
Payments for acquisitions, net of cash acquired	(1,489,769)	(3,073,892)
Proceeds from sale of equipment	15,000	2,900
Investment in restricted investments, net of withdrawals	187,529	91,925
Distributions from cost based investment	20,619	—
Payments for cash surrender value life insurance, net of valuation decrease	(92,399)	(123,869)
Net cash used in investing activities	(4,012,790)	(6,686,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	18,826,021	28,406,163
Payments of principal on debt	(22,858,521)	(28,094,342)
Dividend paid	(2,067,715)	(1,589,162)
Proceeds from exercise of common stock options	185,000	777,160
Excess tax benefit from exercise of stock options	328,331	1,968,016
Payments of statutory minimum taxes on stock options and restricted stock	—	(1,444,852)
Net cash provided by / (used in) financing activities	(5,586,884)	22,983

INCREASE (DECREASE) IN CASH	1,397,285	(1,104,313)
Effect of foreign exchange rates on cash	(111,975)	106,782
CASH, BEGINNING OF PERIOD	2,443,750	2,416,097

CASH, END OF PERIOD	$3,729,060	$1,418,566

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$105,000	$113,933
Common stock received for payment of stock option exercises	$21,000	$3,079,588
Accrued contingent payments related to acquisitions	$—	$110,000
Property, plant & equipment additions included in accounts payable	$189,029	$—
Accrual for future contingent payments related to acquisitions	$184,422	$—

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2008, the results of operations and cash flows for the interim periods ended May 31, 2008 and 2007, and changes in stockholders’ equity for the interim period ended May 31, 2008.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.

Certain amounts reported in prior years have been reclassified to be consistent with the current year presentation.  These reclassifications had no effect on the Company’s financial position or results of operations.

The results of operations for the interim period ended May 31, 2008 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2007, which are contained in the Company’s 2007 Annual Report on Form 10-K.

Note 2 – Inventories

Inventories consist of the following as of May 31, 2008 and August 31, 2007:

	May 31, 2008	August 31, 2007
Raw materials	$10,126,137	$8,245,933
Finished and in process	7,734,552	6,889,840
Total Inventories	$17,860,689	$15,135,773

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net income	$3,217,900	$2,862,787	$8,557,061	$6,782,220

Weighted average common shares outstanding	8,312,871	8,187,196	8,239,198	8,037,034
Additional dilutive common stock equivalents	353,372	213,596	353,779	283,542
Diluted shares outstanding	8,666,243	8,400,792	8,592,977	8,320,576

Net income per share - Basic	$0.39	$0.35	$1.04	$0.84
Net income per share - Diluted	$0.37	$0.34	$1.00	$0.82

Note 4 – Stock Based Compensation

As part of their annual retainer, non-employee members of the Board of Directors receive $15,000 of Chase Corporation common stock, in the form of Restricted Stock or Restricted Stock Units valued at the closing price of the day preceding the first day of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award will vest one year from the date of grant. In January 2008, non-employee members of the Board received a total grant of 4,569 shares of restricted stock for service for the period from February 1, 2008 through February 1, 2009.  The shares of restricted stock will vest at the conclusion of this service period. The Company is recognizing this compensation expense over the twelve month vesting period on a ratable basis.

In April 2008, William H Dykstra retired from the Company’s Board of Directors.  In accordance with the vesting provisions of his restricted stock agreement he forfeited 634 of the restricted shares granted to him in January 2008.  In April 2008, a total of 692 shares of restricted stock were issued to existing members of the Board for committee reassignments, as well as new Board member Thomas Wroe, as a result of Mr. Dykstra’s retirement.  These shares are for service on the Company’s Board from April 1, 2008 through February 1, 2009 and will vest at the conclusion of the service period.

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Revenues from external customers
Specialized Manufacturing	$28,596,079	$29,621,788	$82,391,948	$79,230,789
Electronic Manufacturing Services	5,329,708	4,921,469	14,416,254	14,060,752
Total	$33,925,787	$34,543,257	$96,808,202	$93,291,541

Income before income taxes
Specialized Manufacturing	$5,674,590	$5,986,199	$15,875,360	$14,045,395
Electronic Manufacturing Services	679,869	690,832	1,726,089	1,642,286
Total for reportable segments	6,354,459	6,677,031	17,601,449	15,687,681
Corporate and Common Costs	(1,246,681)	(2,132,925)	(4,018,813)	(4,922,253)
Total	$5,107,778	$4,544,106	$13,582,636	$10,765,428

	May 31, 2008	August 31, 2007
Total assets
Specialized Manufacturing	$63,915,675	$59,725,253
Electronic Manufacturing Services	14,286,865	12,988,314
Total for reportable segments	78,202,540	72,713,567
Corporate and Common Assets	12,096,175	11,251,342
Total	$90,298,715	$83,964,909

Note 6 – Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2007	$8,576,752	$5,998,888	$14,575,640
Acquisition of E-Poxy Engineered Materials - additional earnout	5,277	—	5,277
Chase Protective Coatings Ltd.	322,542	—	322,542
Acquisition of Paper Tyger - additional earnout	479,882	—	479,882
Acquisition of Metronelec - additional earnout	184,422	—	184,422
FX translation adjustment	(45,542)	—	(45,542)
Balance at May 31, 2008	$9,523,333	$5,998,888	$15,522,221

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets subject to amortization consist of the following at May 31, 2008 and August 31, 2007:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2008
Patents and agreements	12.7 years	2,243,678	1,821,280	422,398
Formulas	9.2 years	1,261,235	306,291	954,944
Trade names	3.8 years	281,294	191,103	90,191
Customer lists and relationships	10.7 years	6,422,886	1,675,827	4,747,059

August 31, 2007
Patents and agreements	12.7 years	2,243,678	1,660,166	583,512
Formulas	9.2 years	1,261,235	279,647	981,588
Trade names	3.8 years	281,294	136,056	145,238
Customer lists and relationships	10.7 years	6,399,630	1,058,405	5,341,225

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615 at May 31, 2008 and August 31, 2007.

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2008 and 2007 was $876,715 and $731,854, respectively.  Estimated amortization expense for the remainder of fiscal year 2008 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2008 (remaining three months)	$246,405
2009	927,641
2010	828,631
2011	775,577
2012	754,986
2013	638,098
$4,171,338

Note 7 – Acquisitions

Chase Protective Coatings Ltd.

On September 1, 2007, Chase Corporation purchased certain product lines and a related manufacturing facility in Rye, East Sussex, England through its wholly owned subsidiary, Chase Protective Coatings Ltd.  For over 35 years, this business has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia.   The purchase price for this acquisition was £738,936 (US $1,489,769 at the time of the acquisition) and was financed out of cash flow from the Company’s operations.  The effective date for this acquisition was September 1, 2007 and the results of this acquisition have been included in the Company’s financial statements since then.

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

Note 9 – Long Term Debt

The Company has a long-term unsecured revolving credit facility available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent.  As of May 31, 2008, the entire amount of $10 million was available for use.  Any future outstanding balance on this long-term unsecured credit facility will be included in scheduled principal payments at its maturity.  On February 29, 2008, the Company executed an amendment to this credit facility, extending its maturity to March 31, 2011.  All other terms of the credit facility remain the same.

Note 10 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Service cost	$103,313	$104,220	$309,939	$312,660
Interest cost	125,913	125,320	377,739	375,960
Expected return on plan assets	(101,714)	(110,778)	(305,142)	(332,334)
Amortization of prior service cost	21,996	21,996	65,988	65,988
Amortization of unrecognized loss	10,122	12,242	30,366	36,726
Net periodic benefit cost	$159,630	$153,000	$478,890	$459,000

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31, 2008, the Company was not required to make any contributions nor did it make any voluntary contributions to the pension plan.  In June 2008, the Company made a $500,000 voluntary contribution.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes a company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact, if any, the adoption of FAS 159 will have on its consolidated financial statements.

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

Recent Developments

In September 2007, Chase Corporation purchased certain product lines and a related manufacturing facility in Rye, East Sussex, England through its wholly owned subsidiary, Chase Protective Coatings Ltd.  For over 35 years, this business has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia.  This new acquisition joins Chase’s North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.

Overview

Overall performance in the first nine months of fiscal year 2008 continues to exceed prior year results as a result of strong demand, favorable product mix, diligent cost management practices, and efficiency improvements.  Although revenue for the Company in the current quarter was slightly below the record high observed in the same period last year, product mix and proactive cost containment have resulted in net income surpassing the prior year quarter.  The formation of Humiseal Europe SARL in March 2007 and Chase Protective Coatings Ltd. in September 2007 contributed to the revenue growth for the year to date period along with the organic sales growth seen from existing facilities and product lines.  In spite of the inflation that has impacted raw materials prices, management’s emphasis on making strategic purchases has helped maintain margins on most of the Company’s key product lines through the first nine months of fiscal 2008.  During the remainder of the fiscal year, management will closely monitor raw material purchasing efforts as additional pressure on profit margins is expected with increasing raw material and energy costs.

The Chase Electronic Manufacturing Services segment experienced strong demand during the third quarter that resulted in a record high in revenues.   This segment is benefiting from management’s continued emphasis on expanding its customer base in order to utilize investments made in capital equipment over the past few years, although rising manufacturing costs and ongoing pressure from key customers to keep sale prices low continues to negatively impact margins.  For the remainder of fiscal 2008, management’s attention will be to maintain a healthy backlog of customer orders and proactively manage overhead costs to assist with profitability.

The Company continues to renovate its manufacturing plant (acquired in April 2007) in the Pittsburgh area and anticipates that the majority of the building improvements will be completed over the remainder of the current calendar year. This facility will allow for additional production capacity and improved  productivity with existing product lines as the Company continues to review efficiency enhancements to its manufacturing operations as a means of better positioning its businesses and maximizing resources.

For the remainder of the fiscal year, management will continue to pay close attention to the overall economy, including the housing market, inflation, and cost of petroleum related goods and services and the impact that the global markets will have on the Company’s eight core product lines.  Brands such as HumiSeal®, Paper Tyger®, Chase & Sons® and Chase BlH2Ock® remain a primary focus in the Company’s effort to grow sales organically; however, management continues to seek strategic acquisitions to drive future growth.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

			Income Before	% of
		Revenue	Income Taxes	Revenue

Three Months Ended May 31, 2008
Specialized Manufacturing		$28,596	$5,675	20%
Electronic Manufacturing Services		5,330	680	13
		$33,926	6,355	19
	Less corporate and common costs		(1,247)
	Income before income taxes		$5,108

Three Months Ended May 31, 2007
Specialized Manufacturing		$29,622	$5,986	20%
Electronic Manufacturing Services		4,921	691	14
		$34,543	6,677	19
	Less corporate and common costs		(2,133)
	Income before income taxes		$4,544

Nine Months Ended May 31, 2008
Specialized Manufacturing		$82,392	$15,875	19%
Electronic Manufacturing Services		14,416	1,726	12
		$96,808	17,601	18
	Less corporate and common costs		(4,018)
	Income before income taxes		$13,583

Nine Months Ended May 31, 2007
Specialized Manufacturing		$79,231	$14,045	18%
Electronic Manufacturing Services		14,061	1,642	12
		$93,292	15,687	17
	Less corporate and common costs		(4,922)
	Income before income taxes		$10,765

Total Revenues

Total revenues decreased $617,000 or 2% to $33,926,000 for the quarter ended May 31, 2008 compared to $34,543,000 in the same quarter of the prior year.  Total revenues increased $3,516,000 or 4% to $96,808,000 in the fiscal year to date period compared to $93,292,000 in the same period in fiscal 2007.

Revenues from the Company’s Specialized Manufacturing segment decreased $1,026,000 or 3% to $28,596,000 for the quarter ended May 31, 2008 compared to $29,622,000 in the same quarter of the prior year. The primary drivers in the revenue shortfall in the current quarter relate to decreased sales of $810,000 from the Wire & Cable product line, as well as decreased sales of $875,000 from the Construction product line, due to less Rosphalt 50® project sales.  These were partially offset by increased revenues of $600,000 from the establishment of Chase Protective Coatings Ltd. in September 2007, and increased sales of $320,000 from the Pipeline product line.  Although revenues for the quarter did not reach the record level experienced in the prior year, the Specialized Manufacturing segment revenues increased $3,161,000 or 4% to $82,392,000 in the fiscal year to date period compared to $79,231,000 in the same period in fiscal 2007.  The increase in revenues was primarily due to the following:  (a) the establishment of HumiSeal Europe SARL in March 2007 and Chase Protective Coatings Ltd. in September 2007 which combined have accounted for the majority of the $4,018,000 increased revenue from the Company’s European Operations; (b) increased sales of $1,082,000 from the Pipeline product line; (c) increased sales of $1,014,000 from the Electronic Coatings product line; and (d) increased sales of $926,000 from a large, nonrecurring construction project that was completed in the first quarter of this fiscal year.   These increases were partially offset by the following:  (a) decreased sales of $1,781,000 in the Wire & Cable market primarily due to decreased demand and greater competition related to coaxial shielding tapes; (b) decreased sales of 1,626,000 due to the reduction in Rosphalt 50® project sales which experienced record levels in fiscal 2007; and (c) decreased sales of $1,468,000 in the Transportation and Packaging & Industrial product lines.

Revenues from the Company’s Electronic Manufacturing Services segment increased $409,000 or 8% to $5,330,000 in the current quarter compared to $4,921,000 in the same period last year.   As a result of the record high in revenues observed in the current quarter, this segment’s revenues increased $355,000 or 4% to $14,416,000 in the fiscal year to date period compared to $14,061,000 in the same period in fiscal 2007.  The increased revenue was primarily due to increased order activity over the past quarter and existing customers taking delivery of products previously included as part of the Company’s backlog at the end of the prior quarter. The current backlog for Chase EMS remains healthy at $8.5 million as of May 31, 2008.

Cost of Products and Services Sold

Cost of products and services sold decreased $430,000 or 2% to $22,922,000 for the quarter ended May 31, 2008 compared to $23,352,000 in the prior year quarter.  Cost of products and services sold increased $416,000 or 1% to $65,595,000 in the fiscal year to date period compared to $65,179,000 in the same period in fiscal 2007.

Cost of products and services sold in the Company’s Specialized Manufacturing segment were $18,611,000 and $53,853,000 in the current quarter and year to date periods, respectively, compared to $19,437,000 and $53,671,000 in the comparable periods in the prior year.  Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $4,311,000 and $11,742,000 in the current quarter and year to date periods compared to $3,915,000 and $11,508,000 in the comparable periods in the prior year.

The following table summarizes the relative percentages of revenues for costs of products and services sold for both of the Company’s reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Specialized Manufacturing	65%	66%	65%	68%
Electronic Manufacturing Services	81%	80%	81%	82%
Total	68%	68%	68%	70%

The percentage decrease in cost of goods sold in the Specialized Manufacturing segment during the current quarter and year to date periods compared to the prior year periods was a direct result of a favorable product mix coupled with continued focus and scrutiny on material purchases that have helped stabilize margins on many of the Company’s key product lines.  The dollar value increase in cost of goods sold in the Specialized Manufacturing segment during the first nine months of fiscal 2008 compared to the prior year period was primarily attributable to increased revenues offset by management’s emphasis on leveraging the Company’s fixed costs and improving manufacturing efficiencies.

The increase in dollar value of cost of products and services sold in the Company’s Electronic Manufacturing segment was a direct result of increased revenues and rising manufacturing costs in the current quarter and year to date periods.  The variance in cost of products and services sold as a percent of revenues reflects the increasing manufacturing costs and competitive pricing pressures placed on this segment by many of its key customers in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $174,000 or 3% to $5,977,000 for the quarter ended May 31, 2008 compared to $6,151,000 in the prior year quarter.    The decrease in the current quarter over the prior year period is primarily attributable to the timing of costs related to professional services required for compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act as greater costs were incurred in the second half of last year given it was the Company’s initial year of compliance.

Selling, general and administrative expenses increased $1,340,000 or 8% to $17,840,000 in the fiscal year to date period compared to $16,500,000 in the same period in fiscal 2007.  The increase in the year to date period over the same period in fiscal 2007 is attributable to:  (a) increased employee head count, due to acquisitions and organic volume growth, along with rising employee-related benefits, including health care costs; (b) increased stock based compensation related to the Company’s long term incentive plan; and (c) increased sales commissions due to the Company’s positive sales variance in the current year.

Loss on Impairment of Goodwill

During the third quarter of fiscal 2007, the Company concluded the carrying amount of goodwill for the Northeast Quality Products (NEQP) division was not fully recoverable and an impairment charge of $311,000 was recorded as of May 31, 2007. Goodwill related to NEQP, having a pre-impairment book value of $660,000, was written down to its current fair value of $349,000.  The Company will continue to assess the realizability of this asset under appropriate generally accepted accounting principles, including the continued annual impairment test, which is completed each August in conjunction with the Company’s fiscal year end.

Interest Expense

Interest expense decreased $205,000 or 85% to $35,000 for the quarter ended May 31, 2008 compared to $240,000 in the prior year quarter.  Interest expense decreased $551,000 or 75% to $181,000 for the fiscal year to date period ended May 31, 2008 compared to $732,000 in the same period in fiscal 2007.  The decrease in interest expense in both the current quarter and year to date period over the prior year periods is a direct result of the reduction in the Company’s overall debt balances through principal payments from operating cash flow and an overall decrease in interest rates in fiscal 2008.    The Company expects to continue to pay down its debt through operating cash flow in fiscal 2008 and receive the benefits from favorable borrowing rates from its financial institutions.

Other Income (Expense)

Other income increased $61,000 or 111% to $116,000 for the quarter ended May 31, 2008 compared to $55,000 in the prior year quarter.  Other income increased $195,000 or 100% to $390,000 for the fiscal year to date period ended May 31, 2008 compared to $195,000 in the same period in fiscal 2007. Other income includes bank interest earned by the Company’s Humiseal Europe division and monthly rental income of $14,875 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a thirty-six month rental agreement commencing on December 1, 2006 and expiring on November 30, 2009.  The quarterly and fiscal year to date increase over the prior year periods consists primarily of bank interest and exchange gains earned by the Company’s Humiseal Europe division.

Net Income

Net income increased $355,000 or 12% to $3,218,000 in the quarter ended May 31, 2008 compared to $2,863,000 in the prior year quarter.  Net income increased $1,775,000 or 26% to $8,557,000 for the fiscal year to date period ended May 31, 2008 compared to $6,782,000 in the same period in fiscal 2007.   The increase in net income in both the current quarter and year to date periods is primarily due to increased revenue growth in the Company’s core product lines coupled with the Company’s ability to leverage its fixed costs and properly manage increasing raw material costs.

Liquidity and Sources of Capital

The Company’s cash balance increased $1,285,000 to $3,729,000 at May 31, 2008 from $2,444,000 at August 31, 2007.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The high cash balance at May 31, 2008 was a result of cash flow generated during the year which was subsequently used in June 2008 to repay the outstanding balance of $2 million on the term loan used to finance the purchase of a new manufacturing facility (acquired in June 2007) in greater Pittsburgh, PA.  Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

Cash flow provided by operations was $10,997,000 in the first nine months of fiscal year 2008 compared to $5,559,000 in the prior year period.  Cash provided by operations was primarily due to operating income, increased collections of accounts receivables and increased accounts payable offset by purchases of raw materials.

The ratio of current assets to current liabilities was 2.3 as of May 31, 2008 and August 31, 2007.  Increases in the Company’s cash balance and inventory, due to increased demand and overall sales volume, along with a decrease in the current portion of long-term debt were offset by related increases in accounts payable and accrued expenses.

Cash flow used in investing activities of $4,013,000 was primarily due to $1,490,000 paid for the assets acquired by Chase Protective Coatings Ltd., purchases related to the build out of the Company’s manufacturing facility in Pittsburgh of $760,000, and cash paid for purchases of machinery and equipment at the Company’s other manufacturing locations during fiscal 2008.

Cash flow used in financing activities of $5,587,000 reflected the annual dividend payment and the Company’s ability to use excess cash generated from operating results to pay off existing long-term debt, including $4,033,000 to pay the total outstanding balances of the term notes used to finance the Company’s acquisitions of Concoat Holdings Limited (acquired in October 2005) and Capital Services of New York, Inc. (acquired in September 2006).

On October 15, 2007, the Company announced a cash dividend of $0.25 per share (totaling $2,067,715) to shareholders of record on October 31, 2007, payable on December 3, 2007.

The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent.  As of 5/31/08 the entire amount of $10 million was available for use under this credit facility. The Company plans to use this availability to help finance its cash needs including acquisitions in fiscal 2008 and future periods. The outstanding balance on this long-term unsecured credit facility will be included in scheduled principal payments at its maturity.  On February 29, 2008, the Company executed an amendment to this credit facility, extending its maturity to March 31, 2011.

As of June 30, 2008, the Company had $9.7 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of May 31, 2008.

The Company currently has an on-going capital project related to the build out of its manufacturing facility in greater Pittsburgh, PA.  It also plans on adding additional machinery and equipment as needed to increase capacity and to enhance operating efficiencies in its other manufacturing plants.  Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2008 which are complementary to its business.  The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes a company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact, if any, the adoption of FAS 159 will have on its consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company limits the amount of credit exposure to any one issuer.  At May 31, 2008, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

The Company’s domestic operations have limited currency exposure since substantially all invoices are denominated in U.S. dollars. With the addition of the Company’s European operations over the past two years, the exposure to currency exchange fluctuation has increased.  The Company continues to review its policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  Historically, the Company has maintained minimal cash balances outside the U.S.  As of May 31, 2008, the Company had cash balances in the United Kingdom for its Humiseal Europe Ltd and Chase Protective Coatings divisions denominated primarily in pounds sterling and equal to US $967,845 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $619,373.   Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

The Company incurred a foreign currency translation loss, net of tax for the nine months ended May 31, 2008 in the amount of $29,446 related to its European operations which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity.  The Company does not have or utilize any derivative financial instruments for speculative or trading purposes.

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

Item 5 – Other Information

On July 8, 2008, the Board of Directors of Chase Corporation approved the amended and restated Supplemental Pension Plan and Supplemental Savings Plan.  These two plans supercede the “Amended and Restated Employee’s Supplemental Pension and Savings Plan” (the “Plan”) which was effective January 1, 2005.  The Plan needed to be amended and restated in order to comply with recent changes in the law, including Section 409A of the Internal Revenue Code of 1986.  Participation in the plans is at the full discretion of the Board of Directors.  As part of the current amendment and restatement of the Plan, the Board of Directors felt it was more appropriate to have these benefits broken up into two plan documents in order to provide greater flexibility with respect to plan participation going forward.

Copies of the amended and restated Supplemental Pension Plan and Supplemental Savings Plan are attached as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

On July 8, 2008, the Board of Directors approved the participation of Adam P. Chase, Kenneth L. Dumas and Terry M. Jones in the Supplemental Pension Plan and invited Adam P. Chase, Kenneth L. Dumas, Terry M. Jones and one other officer to participate in the Supplemental Savings Plan.

On July 8, 2008, the Board of Directors authorized a grant of stock options to Adam P. Chase and Kenneth L. Dumas to purchase 150,000 and 100,000 shares of common stock, respectively.  Each of these options has an exercise price of $16.53 per share, will vest in full on the fifth anniversary of the grant date, and will expire on the tenth anniversary of the grant date.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Chase Corporation Supplemental Pension Plan dated July 8, 2008
10.2	Chase Corporation Supplemental Savings Plan dated July 8, 2008
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: July 10, 2008	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: July 10, 2008	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer