Form 10-K
period 2008-08-31
CHASE CORP
filed 2008-11-14
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

Commission File Number: 1-9852

CHASE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation of organization)	11-1797126 (I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324
(Address of Principal Executive Offices, Including Zip Code)

(508) 279-1789
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock ($0.10 Par Value)	NYSE Alternext US

         Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐    NO ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐    NO ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 29, 2008 (the last business day of the registrant's second quarter of fiscal 2008), was approximately $141,703,000.

         As of October 31, 2008, the Company had outstanding 8,532,033 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

         Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's fiscal year ended August 31, 2008, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2008

PART I

ITEM 1—BUSINESS

Primary Operating Divisions and Facilities and Industry Segment

        Chase Corporation (the "Company" or "Chase") is a global manufacturer of tapes, laminates, sealants, coatings for high reliability applications, and provider of contract assembly services for the electronics industry. The Company's strategy is to maximize its core businesses and brands while seeking future opportunities through strategic acquisitions. The Company is organized into two operating segments with multiple facilities. All plant locations are part of the Company's Specialized Manufacturing segment with the exception of Chase EMS, which is part of the Company's Electronic Manufacturing Services segment. A summary of the Company's operating structure as of August 31, 2008 is as follows:

Primary Manufacturing Location	Background/History	Key Products & Services
SPECIALIZED MANUFACTURING SEGMENT
Randolph, MA	This was one of the Company's first operating facilities and has been producing products for the wire and cable industry for more than fifty years.
Electrical cable insulation tapes using the brand name Chase & Sons® and related products such as Chase BLH2OCK®, a water blocking compound sold to the wire and cable industry.

Insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers and public utilities.
Webster, MA
The Company began operating this facility, which manufactures tape and related products, in 1992.

In December 2003, the Company acquired the assets of PaperTyger, LLC ("PaperTyger"). The PaperTyger product lines are also manufactured at this facility.
Specialty tapes and related products for the electronic and telecommunications industries using the brand name Chase & Sons®.

PaperTyger® is a trademark for laminated durable papers sold to the envelope converting and commercial printing industries. The Company's PaperTyger products are marketed under the names PaperTyger, NaturalWhite and SuperWhite. PaperTyger DEFENDER™ is an innovative laminated paper with an inner security barrier used in personal and mail-stream privacy protection. PaperTyger Green™ offers a fully biodegradable, tear-resistant envelope paper—a first in the global market for durable papers.
Paterson, NJ	In February 2003, Chase Facile, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Facile, Inc., located in Paterson, New Jersey.	Flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets including Insulfab®, an insulation material used in the aerospace industry.

Primary Manufacturing Location	Background/History	Key Products & Services
Taylorsville, NC	In January 2004, the Company purchased certain manufacturing equipment and began operations at this facility.	Flexible packaging for industrial and retail use. Slit film for the building wire market and for telecommunication cable.
Pittsburgh, PA
The HumiSeal business and product lines were acquired in the early 1970's.

The Royston business was acquired in the early 1970's.

In April 2005, the Company acquired certain assets of E-Poxy Engineered Materials. Additionally, in September 2006, the Company acquired all of the capital stock of Capital Services Joint Systems. Both of these acquisitions were combined to form the Expansion Joints product line which is now manufactured in Pittsburgh.
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.

Protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood which are sold under the brand name Royston®, to oil companies, gas utilities, and pipeline companies.

Rosphalt50®, is a polymer additive that provides long term cost effective solutions in many applications such as waterproofing of approaches and bridges, ramps, race tracks, airports and specialty road applications.

Waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets.
Evanston, IL	In November 2001, the Company acquired substantially all of the assets of Tapecoat, a division of T.C. Manufacturing Inc.
Manufacturer of technologically advanced products, including the brand Tapecoat®, for demanding anti-corrosion applications in the gas, oil and marine pipeline market segments, as well as tapes and membranes for roofing and other construction related applications.

Primary Manufacturing Location	Background/History	Key Products & Services
Camberley, Surrey, England	In October 2005, the Company acquired all of the capital stock of Concoat Holdings Ltd. and its subsidiaries. In 2006 Concoat was renamed HumiSeal Europe.

In March 2007, the Company expanded its international presence with the formation of HumiSeal Europe SARL in France. In conjunction with establishing the new company, certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products.	Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.

HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris. This business works closely with the HumiSeal operation in Camberley, Surrey, England allowing direct sales and service to the French market.
Rye, East Sussex, England	On September 1, 2007, the Company purchased certain product lines and a related manufacturing facility in Rye, East Sussex, England through its wholly owned subsidiary, Chase Protective Coatings Ltd.
Manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and a supplier to Europe, the Middle East and Southeast Asia. This facility joins Chase's North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.
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

        The purchase price for this acquisition was £738,936 (US $1,489,769 at the time of the acquisition) and was financed out of cash flow from the Company's operations. The effective date for this acquisition was September 1, 2007 and the results of this acquisition have been included in the Company's financial statements since then.

Products and Markets

        The Company's principal products are specialty tapes, laminates, sealants and coatings that are sold by Company salespeople, manufacturers' representatives and distributors. In the Company's Specialized Manufacturing segment, these products consist of:

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

  (v)
  laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

  (vi)
  flexible composites and laminates for the wire & cable, aerospace, packaging and industrial laminate markets, and

  (vii)
  expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

        In addition, the Company's Electronic Manufacturing Services segment provides circuit board assembly and contract manufacturing services to electronic goods manufacturers.

        There is some seasonality with the Company's product offerings sold into the construction market as increased demand is often experienced when temperatures are warmer (April through October) with less demand occurring when temperatures are colder (typically the second fiscal quarter). The Company has introduced no new products or segments requiring an investment of a material amount of the Company's assets during fiscal year 2008.

Employees

        As of October 31, 2008, the Company employed approximately 381 people (including union employees). The Company believes that its relationship with its employees is good.

Backlog, Customers and Competition

        As of October 31, 2008, the backlog of orders believed to be firm was approximately $16,369,000 of which $7,476,000 was related to the Company's Electronic Manufacturing Services segment. This compared with a total of $16,647,000 as of October 31, 2007 of which $7,468,000 was associated with the Company's Electronic Manufacturing Services segment. The backlog of orders in the Specialized Manufacturing segment has some seasonality due to the construction season. During fiscal 2008, 2007 and 2006, no customer accounted for more than 10% of sales. No material portion of the Company's business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

        The Company owns the following trademarks: HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons® and Chase Facile®, trademarks for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt 50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; Insulfab®, a trademark for insulation material used in the aerospace industry; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries, Tapecoat®, a trademark for corrosion preventative surface coatings and primers; Royston®, a trademark for corrosion inhibiting coating composition for use on pipes; and Eva-Pox® and Ceva®, trademarks for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry. The Company has no other material trademarks, licenses, franchises, or concessions. The Company holds various patents but believes that, at this time, they are not material to the success of the business.

Working Capital and Research and Development

        There are no special practices followed by the Company relating to working capital. Approximately $1,698,000, $1,965,000, and $1,860,000 was spent for Company-sponsored research and development during fiscal 2008, 2007 and 2006, respectively. Research and development decreased by approximately $267,000 in fiscal 2008 compared to 2007 primarily due to diligent cost management practices and efficiency improvements.

Available Information

        The Company maintains a website at www.chasecorp.com. The Company makes available, free of charge, on its website its Annual Report on Form 10-K, as soon as reasonably practicable after such report is electronically filed with the SEC. Additionally, the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at the SEC's website at www.sec.gov. Information contained on the Company's website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

        The Company's sales and net income are largely dependent on recurring sales from a consistent and established customer base. Organic growth opportunities are minimal; however, the Company has and will continue to use strategic acquisitions as a means to build and grow the business. In this business environment, increases or decreases in market share could have a material effect on the Company's business condition or results of operation. The Company faces intense competition from a diverse range of competitors, including operating divisions of companies much larger and with far greater resources than the Company. If the Company is unable to maintain its market share, its business could suffer.

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

General economic factors, domestically and internationally, may adversely affect the Company's financial performance through increased raw material costs or other expenses and by making access to capital more difficult.

        The cumulative effect of higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, unsettled financial markets, and other economic factors could adversely affect the Company's financial condition by increasing its manufacturing costs and other expenses at the same time that its customers may be scaling back demand for the Company's products. Prices of certain commodity products, including oil and petroleum-based products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect the Company's sales and profit margins. These factors can also increase the Company's merchandise costs and/or selling, general and administrative expenses, and otherwise adversely affect the Company's operations and results. Recent turmoil in the credit markets may limit the Company's ability to access debt capital for use in acquisitions or other purposes on advantageous terms or at all. If the Company is unable to manage its expenses in response to general economic conditions and margin pressures, or if it is unable to obtain capital for strategic acquisitions or other needs, then its results of operations would be negatively affected.

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

        The Company depends significantly on its executive officers including Chairman and Chief Executive Officer, Peter R. Chase, and on other key employees. The loss of the services of any of these key employees could have a material impact on the Company's business and results of operations. In addition, the Company's acquisition strategy will require that it attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on the Company's ability to remain competitive in the future.

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

The Company's results of operations could be adversely affected by uncertain economic and political conditions and the effects of these conditions on its customers' businesses and levels of business activity.

        Global economic and political conditions can affect the businesses of the Company's customers and the markets they serve. A severe or prolonged economic downturn or a negative or uncertain political climate could adversely affect the levels of business activity of the Company's customers and the industries they serve, including the housing, construction, transportation infrastructure and electronics manufacturing industries. This may reduce demand for the Company's products or depress pricing of those products, either of which may have a material adverse effect on the Company's results of operations. Changes in global economic conditions could also shift demand to products for which the Company does not have competitive advantages, and this could negatively affect the amount of business that the Company is able to obtain. In addition, if the Company is unable to successfully anticipate changing economic and political conditions, it may be unable to effectively plan for and respond to those changes, and the Company's business could be negatively affected.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect the Company's financial results.

        Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to the Company's business, such as revenue recognition, asset impairment, inventories, pensions valuation and tax matters, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change the Company's reported or expected financial performance or financial condition. In addition, the Financial Accounting Standards Board issued SFAS No. 141R which will have an impact on the Company's accounting for future business combinations. The effect will be dependent upon acquisitions completed by the Company after August 31, 2009.

Failure of the Company's internal control over financial reporting could limit its ability to report financial results accurately and timely.

        The Company's management team is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect the Company's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that the Company's receipts and expenditures of its assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit the Company's ability to report its financial results accurately and timely or to detect and prevent fraud.

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

Location	Square Feet	Operating Segment	Owned/ Leased	Principal Use
Bridgewater, MA	5,200	Corporate	Owned	Corporate headquarters and executive office
West Bridgewater, MA	35,700	Corporate	Owned	Space leased to Sunburst under a 36-month lease agreement currently expiring in November 2009
Randolph, MA	77,500	Specialized Manufacturing	Owned	Manufacture of electrical protective coatings and tape products
Webster, MA	25,000	Specialized Manufacturing	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paterson, NJ	40,000	Specialized Manufacturing	Leased	Manufacture of tape and related products for the electronic and telecommunications industries
Taylorsville, NC	50,000	Specialized Manufacturing	Leased	Manufacture of flexible packaging for industrial and retail use
Taylorsville, NC	2,500	Specialized Manufacturing	Leased	Storage warehouse
Cranston, RI	500	Specialized Manufacturing	Leased	Sales office
Taunton, MA	5,200	Specialized Manufacturing	Leased	Research and development, and technical center
Pittsburgh, PA	44,000	Specialized Manufacturing	Owned	Manufacture and sale of protective coatings and tape products
O'Hara Township, PA	109,000	Specialized Manufacturing	Owned	Manufacture and sale of expansion joints and accessories*
Evanston, IL	100,000	Specialized Manufacturing	Owned	Manufacture and sale of protective coatings and tape products
Albany, NY	2,250	Specialized Manufacturing	Leased	Sales office
Newburyport, MA	15,000	Specialized Manufacturing	Leased	Manufacture and sale of custom pressure-sensitive labels
Camberley, Surrey, England	6,700	Specialized Manufacturing	Leased	Manufacture and sales of protective electronic coatings
Rye, East Sussex, England	36,600	Specialized Manufacturing	Owned	Manufacture and sales of protective coatings and tape products
Paris, France	1,350	Specialized Manufacturing	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market.
Winchester, MA	25,000	Electronic Manufacturing	Leased	Manufacturing and sales for the Electronic Manufacturing Services segment

*
The Company is currently renovating its facility in O'Hara Township in order to increase production capacity and improve efficiencies for existing product lines as well as provide space to integrate future acquisitions. It is expected that renovations will continue through fiscal 2009.

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

        The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date was postponed and no new trial date has been set. As of October 2008, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended August 31, 2008.

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning the Company's Executive Officers as of August 31, 2008. Each officer of the Company is selected by the Company's Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Peter R. Chase	60	Chairman of the Board of the Company since February 2007, and Chief Executive Officer of the Company since September 1993.
Adam P. Chase	36
		President of the Company since January 2008, Chief Operating Officer of the Company since February 2007, Vice President Operations February 2006 through February 2007, and Vice President Chase Coating & Laminating Division March 2003 through February 2007.
Kenneth L. Dumas	37
		Chief Financial Officer and Treasurer of the Company since February 2007, Director of Finance February 2006 through January 2007, Corporate Controller January 2004 through January 2007, Assistant Corporate Controller April 2003 through January 2004.
Terry M. Jones	47
		Vice President Business Development and Chief Marketing Officer since February 2007, Vice President Marketing and Business Development February 2006 through February 2007, and Vice President Specialty Coatings Division August 2002 through February 2007.

        Effective September 1, 2008, Chase Corporation promoted Gregory A. Pelagio to the position of Vice President Engineering. Mr. Pelagio, age 64, has been with the company since 1990 and has most recently served as Vice President and General Manager of Pittsburgh operations since 1993. In his new position, Mr. Pelagio will lead the Engineering effort for the entire Company, as well as continue to oversee all Pittsburgh operations. He will report directly to the President and Chief Operating Officer, Adam P. Chase.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the NYSE Alternext US (formerly the American Stock Exchange) under the symbol CCF. As of October 31, 2008, there were 457 shareholders of record of the Company's Common Stock and approximately 3,199 beneficial shareholders who held shares in nominee name and the closing price of Chase Corporation's common stock was $14.58 per share as reported by the NYSE Alternext US.

        The following table sets forth the high and low daily sales prices for the Company's common stock as reported by the NYSE Alternext US for each quarter in the fiscal years ended August 31, 2008 and 2007:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$22.00	$16.75	$11.50	$8.40
Second Quarter	29.04	19.00	17.00	11.35
Third Quarter	24.95	16.05	17.52	12.12
Fourth Quarter	19.77	14.79	20.85	14.40

        The Company paid a cash dividend per common share of $0.35, $0.25, and $0.20 for the years ended August 31, 2008, 2007 and 2006, respectively. The cash dividend for each fiscal year is paid subsequent to year end. Certain of the Company's borrowing facilities contain financial covenants which may have the effect of limiting the amount of dividends that the Company can pay.

Comparative Stock Performance

        The following line graph compares the yearly percentage change in the Company's cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index ("the S&P 500 Index"), and a composite peer index that is weighted by market equity capitalization (the "Peer Group Index"). The companies included in the Peer Group Index are American Biltrite Inc., Material Sciences Corporation, Intertape Polymer Group Inc., Quaker Chemical Corporation and Flamemaster Corp. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2003 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

	2003	2004	2005	2006	2007	2008
Chase Corp	$100	$138	$122	$145	$305	$310
S&P 500	$100	$110	$121	$129	$146	$127
Peer Group	$100	$114	$105	$94	$79	$81

ITEM 6—SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Item7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data".

	Fiscal Years Ended August 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$132,478	$127,460	$108,442	$91,389	$87,084
Income before minority interest	12,374	10,193	6,114	4,849	5,101
Income (loss) from unconsolidated joint venture	—	—	—	22	26
Loss on impairment of unconsolidated joint venture	—	—	—	(83)	(500)
Net income	12,374	10,193	6,114	4,788	4,627
Net income per common share—basic	$1.50	$1.26	$0.79	$0.63	$0.61
Net income per common share—diluted	$1.43	$1.22	$0.77	$0.61	$0.58
Balance Sheet Data
Total assets	$90,297	$83,965	$78,837	$63,927	$59,257
Long-term debt and capital leases	—	3,823	10,288	9,569	8,343
Total stockholders' equity	66,186	56,212	46,074	38,840	36,980
Cash dividends per common share(1)	$0.35	$0.25	$0.20	$0.175	$0.175

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

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2008	2007	2006
	(dollars in thousands)
Revenue	$132,478	$127,460	$108,442
Net Income	$12,374	$10,193	$6,114
Increase in revenue from prior year
Amount	$5,018	$19,018	$17,053
Percentage	4%	18%	19%
Increase in net income from prior year
Amount	$2,181	$4,079	$1,326
Percentage	21%	67%	28%
Percentage of revenue:
Revenue	100%	100%	100%
Expenses:
Cost of products and services sold	68%	69%	72%
Selling, general and administrative expenses	18	18	19

Income before income taxes	14	13	9
Income taxes	5	5	3

Net income	9%	8%	6%

Recent Developments

        In September 2007, Chase purchased certain product lines and a related manufacturing facility in Rye, East Sussex, England through its wholly owned subsidiary, Chase Protective Coatings Ltd. For over 35 years, this business has been a leading manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and has been a major supplier to Europe, the Middle East and Southeast Asia. This new acquisition joins Chase's North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand. Results from these acquired operations are reflected in the Company's consolidated fiscal 2008 financial statements and not in previous years.

Overview

        The continued strength of the Company's key brands, strategic acquisitions, favorable product mix and diligent cost management practices were the primary contributors to healthy revenue and increased profit in fiscal 2008 despite being faced with the ongoing challenges of the housing market decline and rising raw material costs. A strong finish to fiscal 2008 was highlighted by the record quarterly highs for revenues and net income in the fourth quarter. The Company's Specialized Manufacturing segment revenue growth was primarily attributable to the operations acquired by HumiSeal Europe SARL in March 2007 and Chase Protective Coatings Ltd. in September 2007. Increased sales of pipeline and conformal coatings products were offset by decreases seen in building wire and cable and construction products.

        The Company's Electronic Manufacturing Services segment achieved record revenues in fiscal 2008 as the demand for contract manufacturing services from existing customers remained strong throughout the year. This segment continues to benefit from management's recent emphasis on expanding its customer base in order to utilize investments made in capital equipment over the past few years. Although the Company's operating results from this segment have been positive, rising manufacturing costs and ongoing pressure from key customers to keep sale prices low continue to negatively impact margins.

        In fiscal 2009, the Company will focus on addressing the future impacts of the uncertainties presented by the current global economy by paying close attention to the overall demand for its eight core product lines and continuing with its emphasis of maintaining a diversified product mix. The Company expects that the current housing market decline and continued pressure on gross margins, including uncertainties related to raw material costs, will be challenges during the upcoming fiscal year. Additionally, management will continue with its ongoing efforts to reduce costs through strategic consolidation within its own organization while at the same time providing capacity for growth. The Company is essentially debt-free with substantial borrowing capacity for expected acquisition opportunities and plant expansion needs.

        The Company has two reportable segments summarized below:

Segment	Product Lines		Manufacturing Focus and Products
Specialized Manufacturing Segment	• • • • • • •	Wire and Cable Electronic Coatings Transportation Pipeline Construction Packaging and Industrial Digital and Print Media	Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications, moisture protective coatings for electronics, high performance polymeric asphalt additives, expansion and control joint systems for use in the transportation and architectural markets, and custom pressure sensitive labels.
Electronic Manufacturing Services Segment	•	Contract Electronic Manufacturing Services

Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Revenue	Income Before Income Taxes and Minority Interest	% of Revenue
Fiscal 2008
Specialized Manufacturing	$113,177	$22,434	20%
Electronic Manufacturing Services	19,301	2,138	11

	$132,478	24,572	19

Less corporate and common costs		(5,288)

Income before income taxes		$19,284

Fiscal 2007
Specialized Manufacturing	$109,195	$20,094	18%
Electronic Manufacturing Services	18,265	2,040	11

	$127,460	22,134	17

Less corporate and common costs		(5,955)

Income before income taxes		$16,179

Fiscal 2006
Specialized Manufacturing	$95,418	$14,960	16%
Electronic Manufacturing Services	13,024	1,072	8

	$108,442	16,032	15

Less corporate and common costs		(7,068)

Income before income taxes		$8,964

Total Revenues

        Total revenues for fiscal 2008 increased $5.0 million or 4% to $132.5 million from $127.5 million in the prior year. Revenues in the Company's Specialized Manufacturing segment increased $4.0 million or 4% to $113.2 million for the year ended August 31, 2008 compared to $109.2 million for fiscal 2007. The increase in revenues from the Company's Specialized Manufacturing segment in fiscal 2008 is primarily due to increased sales related to the following: (a) the operations acquired by HumiSeal Europe SARL in March 2007 and Chase Protective Coatings Ltd. in September 2007 which combined have accounted for the majority of the $5,546,000 increased revenue from the Company's European Operations; (b) increased sales of $1,578,000 from the Pipeline product line; (c) increased sales of $1,616,000 from the Electronic Coatings product line; and (d) increased sales of $926,000 from a large, nonrecurring construction project that was completed in the fiscal year. These increases were partially offset by the following: (a) decreased sales of $2,477,000 in the Wire & Cable market primarily due to decreased demand for building wire, insulation and identification tapes; (b) decreased sales of $1,549,000 in the Transportation and Packaging & Industrial product lines; and (c) decreased sales of $945,000 in the Construction product line primarily due to the reduction in Rosphalt 50® project sales which experienced record levels in fiscal 2007.

        The Electronic Manufacturing Services segment achieved record revenues in fiscal 2008 which increased $1.0 million or 5% to $19.3 million compared to $18.3 million in fiscal 2007. This increase was primarily due to increased order activity from existing customers as well as several new customers added during the current fiscal year. This segment continues to face ongoing pressure as its key customers assess their inventory levels and closely monitor their own customer demands.

        Royalty and commissions in the Specialized Manufacturing segment remained relatively flat at $1.8 million for the years ended August 31, 2008 and 2007.

        Export sales from domestic operations to unaffiliated third parties were $15.8 million, $14.0 million, and $14.1 million for the years ended August 31, 2008, 2007 and 2006, respectively. The increase in export sales in fiscal 2008 was primarily due to strong demand for the Company's HumiSeal product offerings in Asia. The Company does not anticipate any material change to export sales during fiscal 2009.

        Total revenues for fiscal 2007 increased $19.1 million or 18% to $127.5 million from $108.4 million in fiscal 2006. Revenues in the Company's Specialized Manufacturing segment increased $13.8 million or 14% to $109.2 million for the year ended August 31, 2007 compared to $95.4 million for fiscal 2006. The increase in revenues from the Company's Specialized Manufacturing segment in fiscal 2007 was primarily due to increased sales in the following product markets: (a) $7.3 million from Construction products due to increased highway projects including Rosphalt 50® as well as sales from the Capital Services acquisition, (b) $2.9 million from the Company's European operations including $1.6 million related to the establishment of HumiSeal SARL, (c) $2.4 million from Pipeline products, and (d) $1.4 million from Electronic Coatings.

        The Company's Electronic Manufacturing Services segment revenues increased $5.3 million or 41% to $18.3 million for the year ended August 31, 2007 compared to $13.0 million for fiscal 2006. This increase was primarily due to increased order activity from existing customers as well as higher volume due to several new customers added in the latter half of fiscal 2006 that the Company began shipping to in fiscal 2007. Additionally, the softness in the assembly market seen in fiscal 2005 and the early part of fiscal 2006 rebounded contributing to overall demand.

        Royalty and commissions in the Specialized Manufacturing segment increased $510,000 or 40% for the year ended August 31, 2007 compared to fiscal 2006. Of this increase, $370,000 was attributable to increased activity during fiscal 2007 from the Company's Asian licensee.

Cost of Products and Services Sold

        Cost of products and services sold increased $1.8 million or 2% to $89.7 million for the fiscal year ended August 31, 2008 compared to $87.9 million in fiscal 2007. As a percentage of revenues, cost of products and services sold decreased to 68% in fiscal 2008 compared to 69% for fiscal 2007.

        The following table summarizes the relative percentages of revenues for costs of products and services sold for both of the Company's reporting segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2008	2007	2006
Specialized Manufacturing	65%	67%	70%
Electronic Manufacturing Services	82%	82%	84%
Total	68%	69%	72%

        Cost of products and services sold in the Company's Specialized Manufacturing segment for the fiscal year ended August 31, 2008 were $73.8 million compared to $72.9 million in fiscal 2007. The dollar value increase in cost of products and services sold in this segment during fiscal 2008 was primarily attributable to increased revenues offset by management's emphasis on leveraging the Company's fixed costs and improving manufacturing efficiencies. The decrease in cost of products and services sold as a percentage of revenues in this segment during fiscal 2008 was a direct result of a favorable product mix coupled with continued focus and scrutiny on material purchases that have helped stabilize margins on many of the Company's key product lines.

        Cost of products and services sold in the Company's Electronic Manufacturing Services segment were $15.9 million for the fiscal year ended August 31, 2008 compared to $15.0 million in fiscal 2007. The increase in dollar value of cost of products and services sold in the Company's Electronic Manufacturing segment was a direct result of increased revenues and manufacturing costs in fiscal 2008. As a percentage of revenues, cost of products and services sold in this segment remained flat in fiscal 2008 and 2007. This reflects increasing manufacturing costs and competitive pricing pressures placed on this segment by many of its key customers in fiscal 2008, offset by the Company's ability to leverage its fixed overhead costs on a higher revenue base.

        In fiscal 2007, cost of products and services sold increased $10.3 million or 13% to $87.9 million compared to $77.6 million in the prior fiscal year. Cost of products and services sold in the Company's Specialized Manufacturing segment for the fiscal year ended August 31, 2007 were $72.9 million compared to $66.6 million in fiscal 2006. The dollar value increase in this segment was a direct result of increased revenues during 2007. As a percentage of revenues, cost of products and services sold in this segment decreased in fiscal 2007 as compared to fiscal 2006. In spite of increases and fluctuations in the price of raw materials, some changes in product mix, management's focus on improving manufacturing efficiencies and leveraging the Company's fixed costs coupled with an emphasis on strategic purchases helped maintain solid margins on most of the Company's key product lines.

        Cost of products and services sold in the Company's Electronic Manufacturing Services segment were $15.0 million in fiscal 2007 compared to $11.0 million in fiscal 2006. The dollar value increase in cost of products and services sold was also a direct result of higher revenues during fiscal 2007. The decrease in cost of products and services sold as a percentage of revenues in this segment reflects the Company's ability to leverage its fixed overhead costs on a higher revenue base and offset the increasing raw material costs experienced by this business segment.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $1.5 million or 7% to $23.9 million during fiscal 2008 compared to $22.4 million in fiscal 2007. As a percentage of revenues, selling, general and administrative expenses remained flat at 18% for the years ended August 31, 2008 and 2007. The dollar increase in fiscal 2008 relates primarily to increased employee head count due to acquisitions along with rising employee-related benefits, including health care costs, and increased stock based compensation costs of approximately $778,000 related to the Company's long term incentive plan. These cost increases in fiscal 2008 were partially offset by a decrease of approximately $300,000 in costs related to professional services required for compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act compared to fiscal 2007 which was the Company's initial year of compliance.

        Selling, general and administrative expenses increased $1.8 million or 9% to $22.4 million during fiscal 2007 compared to $20.6 million in fiscal 2006. As a percentage of revenues, selling, general and administrative expenses were 18% for the year ended August 31, 2007 compared to 19% for the year ended August 31, 2006. The dollar increase in fiscal 2007 included approximately $1 million of additional expenses incurred related to professional services required for compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act. Due to the increased market value of the Company's publicly held common stock, the deadline for complying with the internal control provisions of Sarbanes-Oxley was accelerated as the Company became an accelerated filer under SEC regulations beginning with the Annual Report on Form 10-K for the fiscal year ending August 31, 2007. The increase in selling, general and administrative expenses was also in part due to increased accrued incentive compensation for the management and employee incentive plan as well as increased sales commissions due to the Company's strong results. These selling, general and administrative expense increases observed during fiscal 2007 were partially offset by a decrease in the non-cash stock based compensation expense of $434,000 to $1,301,000 in fiscal 2007 compared to $1,735,000 in fiscal 2006. The percentage decrease in fiscal 2007 compared to fiscal 2006 can be attributed to the Company's increased revenue base and ongoing efforts to leverage its fixed costs wherever possible.

        Bad debt expense, net of recoveries, decreased $215,000 to $53,000 in fiscal 2008 compared to $268,000 in fiscal 2007 and $167,000 in fiscal 2006. The decrease in fiscal 2008 was a direct result of management's strict adherence to its established credit policies as well as closely monitoring the accounts receivable function and taking a proactive approach to the collections process. The increase in fiscal 2007 relates to a product dispute with a customer in the Company's Specialized Manufacturing segment and financial difficulties for two customers in the Company's Electronic Manufacturing Services segment.

Loss on Impairment of Goodwill

        In fiscal 2007, the Company concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $311,000 was recorded as of May 31, 2007. Goodwill related to NEQP, having a pre-impairment book value of $660,000, was written down to its estimated fair value of $349,000. The Company continues to assess the realizability of this asset under appropriate generally accepted accounting principles, including the continued annual impairment test, which is completed each August in conjunction with the Company's fiscal year end.

Interest Expense

        Interest expense was $40,000 in fiscal 2008 compared to $900,000 and $1,018,000 in fiscal 2007 and 2006, respectively. The decrease in interest expense over the past two fiscal years is a direct result of a reduction in the Company's overall debt balances through principal payments from operating cash flow and an overall decrease in interest rates.

Other Income

        Other income increased $236,000 to $477,000 in fiscal 2008 compared to $241,000 and $183,000 in fiscal 2007 and 2006, respectively. Other income includes bank interest earned by the Company's HumiSeal Europe division and monthly rental income of $14,875 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a thirty-six month rental agreement commencing on December 1, 2006 and expiring on November 30, 2009. The fiscal year 2008 increase over the prior year periods consists primarily of bank interest and exchange gains earned by the Company's HumiSeal Europe division. The fiscal year 2007 increase in other income consists primarily of a $3,000 increase in monthly rental fees per the new rental agreement and bank interest earned by the Company's HumiSeal Europe division.

Income Taxes

        The effective tax rate for fiscal 2008 was 35.8% compared to 37.0% and 32.0% in fiscal 2007 and 2006, respectively. In all three years, the Company has received the benefit of the domestic production deduction and foreign rate differential. The effective tax rate of 35.8% for fiscal 2008 compares favorably to the prior year due to an increase in the applicable domestic production deduction for the year. The effective tax rate of 32% in fiscal 2006 reflects a benefit of $635,000. Excluding this tax benefit, the revised effective tax rate in fiscal 2006 would have been approximately 38.0% compared to 35.8% in fiscal year 2008 and 37.0% in fiscal year 2007. This tax benefit was the result of the Company's conclusion in fiscal 2006 that it was more likely than not that the deferred tax asset in the form of capital loss carryforwards totaling $1.7 million would be realized prior to its expiration beginning in fiscal 2009 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation allowance previously recorded against this deferred tax asset was reversed in the quarter ending November 30, 2005 resulting in a tax benefit of $635,000 which was reflected in the fiscal 2006 results. The gain on the sale of this property will be recorded for both financial reporting and tax purposes in the period in which title is transferred from the Company to the buyer of the property.

Net Income

        Net income in fiscal 2008 increased $2.2 million or 22% to $12.4 million compared to $10.2 million in fiscal 2007. The increase in net income in the current year is primarily due to increased revenue growth in the Company's core product lines coupled with favorable product mix and the Company's ability to leverage its fixed costs and properly manage increasing raw material costs. As discussed previously, fiscal 2007 net income was negatively impacted by higher expenses incurred related to the Company's first year of compliance with Section 404 of the Sarbanes-Oxley Act and the loss on impairment of goodwill from NEQP.

        Net income in fiscal 2007 increased $4.1 million or 67% to $10.2 million compared to $6.1 million in fiscal 2006. The increase in net income in fiscal 2007 was primarily due to increased revenue growth in the Company's core product lines coupled with the Company's ability to leverage its fixed costs. These increases in fiscal 2007 were partially offset by approximately $1 million of expenses incurred related to the Company's first year of compliance with Section 404 of the Sarbanes-Oxley Act. Additionally, fiscal 2006 net income was lower as a result of charges recorded during that year related to the loss on impairment of goodwill from NEQP of $457,000, stock based compensation of $1,735,000 and deferred compensation expense of $814,000 compared to a loss on impairment of goodwill of $311,000 and stock based compensation of $1,301,000 in fiscal 2007.

Liquidity and Sources of Capital

        The Company's cash balance increased $1,473,000 to $3,917,000 at August 31, 2008 from $2,444,000 at August 31, 2007. The increased cash balance at August 31, 2008 was a result of cash flow generated during the year, after a portion was used to repay all outstanding balances on the Company's existing debt. Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions. The cash balances of $2,444,000 and $2,416,000 at August 31, 2007 and 2006, respectively were a result of cash flow generated during the year being held for pending acquisitions which closed subsequent to year end.

        Cash flow provided by operations was $15,546,000 for the year ended August 31, 2008 compared to $14,705,000 in fiscal 2007 and $10,348,000 in fiscal 2006. Cash provided by operations during fiscal 2008 was primarily due to operating income and increased accounts payable offset by purchases of raw materials. Cash provided by operations during fiscal 2007 was primarily due to operating income and decreased inventory balances offset by increased accounts receivable balances. Cash provided by operations during fiscal 2006 was primarily due to operating income offset by increased inventory and accounts receivable balances which were higher due to an increase in sales volume.

        The ratio of current assets to current liabilities remained flat at 2.3 as of August 31, 2008 and 2007. Increases in the Company's cash balance, accounts receivable and inventory, due to increased demand and overall sales volume, along with a decrease in the current portion of long-term debt were offset by related increases in accounts payable and accrued expenses.

        Cash flow used in investing activities was $5,779,000 for the year ended August 31, 2008 compared to $7,750,000 in fiscal 2007 and $8,752,000 in fiscal 2006. During fiscal 2008, cash flow used in investing activities was primarily due to $1,490,000 paid for the assets acquired by Chase Protective Coatings Ltd., purchases related to the build out of the Company's manufacturing facility in Pittsburgh of approximately $934,000, contingent payments related to recent acquisitions of $1,041,000, and cash paid for purchases of machinery and equipment at the Company's other manufacturing locations. During fiscal 2007, cash flow used in investing activities was primarily due to the acquisition of Capital Services, the acquisition of certain assets from Metronelec SARL, and cash paid for purchases of property, plant and equipment. During fiscal 2006, cash flow used in investing activities was primarily due to purchases of property, plant and equipment and the acquisition of the Concoat business, offset by cash received from the settlement of cash surrender value life insurance policies.

        Cash flow used in financing activities was $7,909,000 for the year ended August 31, 2008 compared to $7,049,000 in fiscal 2007 and $159,000 in fiscal 2006. During fiscal 2008, cash flow used in financing activities reflected the annual dividend payment and the Company's ability to use excess cash generated from operating results to pay off existing long-term debt, including $4,033,000 to pay the total outstanding balances of the term notes used to finance the Company's acquisitions of Concoat Holdings Limited (acquired in October 2005) and Capital Services of New York, Inc. (acquired in September 2006). During fiscal 2007, cash flow used in financing activities was primarily due to the Company's ability to use excess cash generated from operating results to pay off existing long-term debt and the annual dividend payment, partially offset by the excess tax benefit from the exercise of employee stock options. During fiscal 2006, cash flow used in financing activities was primarily due to the new term loan used to fund the Company's acquisition of Concoat, offset by (a) payments made on the term loan and the Company's line of credit arrangement; (b) payments of minimum taxes on stock grants and stock options; and (c) payment of the annual dividend.

        On October 15, 2007, the Company announced a cash dividend of $0.25 per share (totaling $2,068,000) to shareholders of record on October 31, 2007 payable on December 3, 2007.

        On October 14, 2008, the Company announced a cash dividend of $0.35 per share (totaling approximately $2,900,000) to shareholders of record on October 31, 2008 and payable on December 4, 2008.

        The Company continues to have long-term unsecured credit available up to a maximum amount of $10 million at the bank's base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent. As of August 31, 2008, the entire amount of $10 million was available for use under this credit facility. The Company plans to use this availability to help finance its cash needs, including acquisitions, in fiscal 2009 and future periods.

        As of October 31, 2008, the entire amount of $10 million available for use under this credit facility remained available.

        Under the terms of the Company's credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2008. The credit facility currently has a maturity date of March 31, 2011.

Contractual Obligations

        The following table summarizes the Company's contractual cash obligations at August 31, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1-3 Years	Payments Due 4-5 Years	Payments After 5 Years
Operating leases	$2,387,000	$743,000	$681,000	$464,000	$499,000
Purchase Obligations	2,586,000	2,026,000	560,000	—	—
Other Long-Term Liabilities(1)	10,313,000	327,000	1,255,000	6,295,000	2,436,000

Total(2)	$15,286,000	$3,096,000	$2,496,000	$6,759,000	$2,935,000

(1)
Other Long-Term Liabilities represent the expected payments for the Company's obligations for pension and other post-retirement benefits. See Note 9 "Benefits and Pension Plans" to the Consolidated Financial Statements for further information.

(2)
The Company may be required to make payments related to its unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, the Company is unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $752,000 as of August 31, 2008 have been excluded from the contractual obligations table above. See Note 7 "Income Taxes" to the Consolidated Financial Statements for further information.

        The Company currently has an ongoing capital project that is related to the build out of its new manufacturing facility in greater Pittsburgh, PA. It also plans on adding additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its other manufacturing plants. Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2009 which are complementary to its business. The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurances that additional borrowings will be available at favorable terms, if at all.

        To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

        The Company does not have any significant off balance sheet arrangements.

Recently Issued Accounting Standards

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements. The Company adopted FIN 48 during the first quarter of fiscal 2008. See Note 7 to the Consolidated Financial Statements included in this Report.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements.

The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2") which defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the provisions of FAS 157 will have on its consolidated financial statements.

        In September 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." In accordance with EITF Issue 06-4, an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the post retirement period is a postretirement benefit arrangement that must be accounted for under FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), or APB Opinion No. 12, Omnibus Opinion—1967 (APB 12). EITF Issue 06-4 becomes effective in the first quarter of fiscal 2009 (fiscal year beginning September 1, 2008). The Company is currently evaluating the potential impact EITF Issue 06-4 will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS No. 115", ("FAS 159"). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes a company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact, if any, the adoption of FAS 159 will have on its consolidated financial statements.

        In March 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue 06-10, "Accounting for the Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." In accordance with EITF Issue 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), or APB Opinion 12, Omnibus Opinion—1967 (APB 12). EITF Issue 06-10 becomes effective in the first quarter of fiscal 2009 (fiscal year beginning September 1, 2008). The Company is currently evaluating the potential impact EITF Issue 06-10 will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. Earlier adoption is prohibited. The Company expects that FAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("FAS 160").

FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. This is typically at the time of shipment. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. The Company analyzes various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income. Commissions are recognized when earned and payments are received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

Contingent Income Tax Liabilities

        The Company is subject to routine income tax audits that occur periodically in the normal course of business. The Company's contingent income tax liabilities are estimated based on the methodology prescribed in FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which was adopted as of the beginning of fiscal 2008. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company's liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements and are influenced by its historical audit experiences with various state and federal taxing authorities as well as by current income tax trends. If circumstances change, the Company may be required to record adjustments that could be material to its reported financial condition and results of operations. See Note 7 to the Consolidated Financial Statements included in this Report for more information on the adoption of FIN 48.

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

Pension Benefits

        The Company sponsors a non-contributory defined benefit pension plan covering substantially all employees of certain divisions of the Company. In calculating its retirement plan obligations and related expense, the Company makes various assumptions and estimates. These assumptions include discount rates, benefits earned, expected return on plan assets, mortality rates, and other factors. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension obligations and future expense.

Impact of Inflation

        Inflation has not had a significant long-term impact on earnings. In the event of significant inflation, the Company's efforts to recover cost increases would be hampered as a result of the competitive nature of the industries in which it operates.

Forward-Looking Information

        From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the Company concerning potential or anticipated future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on the Company's business and results of operations; technological developments; performance issues with suppliers and subcontractors; the ability of the Company to renew its existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; rapid technology changes and the highly competitive environment in which the Company operates. These risks and uncertainties also include those risks outlined under Item 1A (Risk Factors) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company limits the amount of credit exposure to any one issuer. At August 31, 2008, other than the Company's restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of the Company's funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

        The Company's domestic operations have limited currency exposure since substantially all invoices are denominated in U.S. dollars. However, the Company's European operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other

European customers. Historically, the Company has maintained minimal cash balances outside the U.S. As of August 31, 2008, the Company had cash balances in the United Kingdom for its HumiSeal Europe Ltd and Chase Protective Coatings divisions denominated primarily in pounds sterling and equal to US $1,109,000 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $533,000. Management will continue to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

        The Company incurred a foreign currency translation loss, net of tax for the year ended August 31, 2008 in the amount of $1,357,000 related to its European operations which is recorded in other comprehensive income (loss) within the Company's Statement of Stockholders' Equity. The Company does not have or utilize any derivative financial instruments.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Chase Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective August 31, 2008. In addition, as discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension plans effective August 31, 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, MA
November 13, 2008

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

	August 31,
	2008	2007
ASSETS
Current Assets:
Cash & cash equivalents	$3,917,018	$2,443,750
Accounts receivable, less allowance for doubtful accounts of $446,840 and $579,536	18,968,989	17,653,982
Inventories	16,460,923	15,135,773
Prepaid expenses and other current assets	767,187	753,818
Deferred income taxes	1,309,801	729,885

Total current assets	41,423,918	36,717,208
Property, plant and equipment, net	21,904,742	19,758,276
Other Assets
Goodwill	15,131,187	14,575,640
Intangible assets, less accumulated amortization of $4,112,600 and $3,134,274	5,874,505	7,063,178
Cash surrender value of life insurance	5,111,099	4,588,600
Restricted investments	825,282	1,187,488
Other assets	26,009	74,519

	$90,296,742	$83,964,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,695,539	$7,135,266
Accrued payroll and other compensation	3,649,271	2,857,524
Accrued stock based compensation	1,676,076	246,315
Accrued expenses	3,743,726	2,618,142
Accrued income taxes	1,099,569	1,092,766
Current portion of long-term debt	—	2,210,000

Total current liabilities	17,864,181	16,160,013
Long-term debt, less current portion	—	3,822,500
Deferred compensation	2,259,617	3,489,763
Accumulated Pension Obligation	3,350,998	3,271,901
Accrued expenses	—	254,052
Deferred income taxes	635,842	754,718

Commitments and Contingencies (Notes 6, 8 and 17)
Stockholders' Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares at August 31, 2008 and 10,000,000 shares at August 31, 2007; 8,396,162 shares at August 31, 2008 and 8,219,350 shares at August 31, 2007 issued and outstanding	839,616	821,935
Additional paid-in capital	4,276,872	2,680,170
Accumulated other comprehensive income (loss)	(1,132,129)	583,799
Retained earnings	62,201,745	52,126,058

Total stockholders' equity	66,186,104	56,211,962

Total liabilities and stockholders' equity	$90,296,742	$83,964,909

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2008	2007	2006
Revenue
Sales	$130,703,284	$125,668,071	$107,160,497
Royalty and commissions	1,774,470	1,791,543	1,281,868

	132,477,754	127,459,614	108,442,365

Costs and Expenses
Cost of products and services sold	89,680,358	87,889,639	77,608,493
Selling, general and administrative expenses	23,950,867	22,420,919	20,578,741
Loss on impairment of goodwill	—	311,000	457,000

Operating income	18,846,529	16,838,056	9,798,131
Interest expense	(39,854)	(899,745)	(1,017,654)
Other income	477,150	240,745	183,594

Income before income taxes	19,283,825	16,179,056	8,964,071
Income taxes	6,910,225	5,986,252	2,850,082

Net income	$12,373,600	$10,192,804	$6,113,989

Net income per common and common equivalent shares
Basic	$1.50	$1.26	$0.79
Diluted	$1.43	$1.22	$0.77
Weighted average shares outstanding
Basic	8,248,296	8,080,770	7,770,332
Diluted	8,646,545	8,354,375	7,967,214

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at August 31, 2005	7,637,330	$763,732	$(201,431)	$(489,043)	$38,766,677	$38,839,935
Management stock grant	197,040	19,704	1,407,851			1,427,555
Exercise of stock options	52,144	5,214	268,543			273,757
Tax benefit from exercise of stock options			36,795			36,795
Common stock received for payment of stock option exercises	(23,394)	(2,340)	(170,186)			(172,526)
Common stock received to pay statutory minimum withholding taxes on common stock	(76,528)	(7,652)	(555,298)			(562,950)
Board of Directors stock grant	12,254	1,226	91,292			92,518
Cash dividend paid, $0.175 per share					(1,358,251)	(1,358,251)
Foreign currency translation adjustment				813,901		813,901	813,901
Net unrealized gain on marketable securities, net of tax of $31,562				10,389		10,389	10,389
Increase in minimum pension liability, net of tax of $372,426				558,640		558,640	558,640
Net income					6,113,989	6,113,989	6,113,989

Comprehensive income						—	$7,496,919

Balance at August 31, 2006	7,798,846	$779,884	$877,566	$893,887	$43,522,415	$46,073,752

Exercise of stock options	732,640	$73,264	$3,939,298			4,012,562
Common stock received for payment of stock option exercises	(234,984)	(23,498)	(3,056,089)			(3,079,587)
Common stock retained to pay statutory minimum withholding taxes on common stock	(92,132)	(9,213)	(1,435,639)			(1,444,852)
Tax benefit from exercise of stock options and restricted stock units			2,242,599			2,242,599
Common stock grant pursuant to fully vested restricted stock units	14,980	1,498	112,435			113,933
Cash dividend paid, $0.20 per share					(1,589,161)	(1,589,161)
FAS 158 pension adjustment, net of tax of $632,563				(993,563)		(993,563)	(993,563)
Foreign currency translation adjustment				715,874		715,874	715,874
Net unrealized loss on marketable securities, net of tax of $20,627				(32,399)		(32,399)	(32,399)
Net income					10,192,804	10,192,804	10,192,804

Comprehensive income						—	$9,882,716

Balance at August 31, 2007	$8,219,350	$821,935	$2,680,170	$583,799	$52,126,058	$56,211,962

Change in accounting for income tax uncertainties pursuant to adoption of FIN 48					$(230,198)	$(230,198)
Restricted stock grants	53,227	$5,323	$(5,323)			—
Amortization of restricted stock grants			341,024			341,024
Stock grants	400	40	7,600			7,640
Exercise of stock options	41,500	4,150	220,225			224,375
Common stock received for payment of stock option exercises	(1,091)	(109)	(20,891)			(21,000)
Tax benefit from exercise of stock options and restricted stock units			814,805			814,805
Common stock issuance pursuant to fully vested restricted stock units	130,603	13,060	1,061,882			1,074,942
Common stock retained to pay statutory minimum withholding taxes on common stock	(47,827)	(4,783)	(822,620)			(827,403)
Cash dividend paid, $0.25 per share					(2,067,715)	(2,067,715)
FAS 158 pension adjustment, net of tax of $170,988				(268,569)		(268,569)	(268,569)
Foreign currency translation adjustment, net of tax of $164,162				(1,357,102)		(1,357,102)	(1,357,102)
Net unrealized loss on marketable securities, net of tax of $57,463				(90,257)		(90,257)	(90,257)
Net income					12,373,600	12,373,600	12,373,600

Comprehensive income						—	$10,657,672

Balance at August 31, 2008	$8,396,162	$839,616	$4,276,872	$(1,132,129)	$62,201,745	$66,186,104

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended August 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,373,600	$10,192,804	$6,113,989
Adjustments to reconcile net income to net cash provided by operating activities
Loss (Gain) on disposal/sale of assets	3,986	35	(600)
Loss on impairment of goodwill	—	311,000	457,000
Gain on settlement of life insurance policies	—	—	(404,833)
Depreciation	2,668,198	2,530,296	2,159,820
Amortization	1,144,872	970,954	702,193
Provision for losses on trade receivables	52,503	268,127	167,474
Stock based compensation	2,078,490	1,300,847	1,734,597
Excess tax benefit from exercise of stock options	(814,805)	(2,242,599)	(36,795)
Deferred taxes	(344,883)	(1,502,051)	(629,151)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,444,748)	(1,876,456)	(2,268,227)
Inventories	(1,074,771)	1,857,357	(2,559,232)
Prepaid expenses & other assets	(28,336)	(94,966)	1,156,100
Accounts payable	192,310	(976,777)	1,649,827
Accrued expenses	1,660,816	1,873,007	27,175
Accrued income taxes	497,789	2,115,421	1,132,089
Deferred compensation	(1,419,105)	(21,734)	946,446

Net cash provided by operating activities	15,545,916	14,705,265	10,347,872

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,062,640)	(3,697,747)	(1,786,427)
Purchases of intangible assets	—	(5,999)	3,275
Contingent purchase price for acquisition	(1,040,781)	(366,538)	(165,683)
Payments for acquisitions, net of cash acquired	(1,489,769)	(3,308,514)	(8,023,507)
Proceeds from sale of equipment	16,694	2,900	600
Investment in restricted investments, net of withdrawals	271,949	135,118	(19,159)
Proceeds from settlement of CSV life insurance policies	—	—	1,787,540
Distributions from cost based investment	48,095	5,016	1,575
Payments for cash surrender value life insurance, net of valuation decrease	(522,499)	(513,981)	(549,736)

Net cash used in investing activities	(5,778,951)	(7,749,745)	(8,751,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	25,039,606	34,593,870	31,985,683
Payments of principal on debt	(31,072,106)	(41,784,549)	(30,361,322)
Dividend paid	(2,067,715)	(1,589,161)	(1,358,251)
Proceeds from exercise of common stock options	203,375	932,975	101,231
Payments of statutory minimum taxes on stock options and restricted stock	(827,403)	(1,444,852)	(562,950)
Excess tax benefit from exercise of stock options	814,805	2,242,599	36,795

Net cash used in financing activities	(7,909,438)	(7,049,118)	(158,814)

INCREASE (DECREASE) IN CASH	1,857,527	(93,598)	1,437,536
Effect of foreign exchange rates on cash	(384,259)	121,251	131,560
CASH, BEGINNING OF PERIOD	2,443,750	2,416,097	847,001

CASH, END OF PERIOD	$3,917,018	$2,443,750	$2,416,097

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        The principal accounting policies of Chase Corporation (the "Company") and its subsidiaries are as follows:

Products and Markets

        The Company's principal products are specialty tapes, laminates, sealants and coatings that are sold by Company salespeople, manufacturers' representatives and distributors. In the Company's Specialized Manufacturing segment, these products consist of:

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

  (v)
  laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

  (vi)
  flexible composites and laminates for the wire & cable, aerospace, packaging and industrial laminate markets, and

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

        Certain amounts reported in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year. The Consolidated Statements of Stockholders' Equity has been revised for 2007 to include the FAS 158 pension adjustment, net of tax, as a component of Comprehensive Income.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of demand deposits accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less from date of purchase to be cash equivalents. As of August 31, 2008, the Company had cash balances in the United Kingdom for its HumiSeal Europe Ltd and Chase Protective Coatings divisions denominated primarily in pounds sterling and equal to US $1,109,000 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $533,000.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Restricted Investments and Deferred Compensation

        The Company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's restricted investments and corresponding deferred compensation liability under the plan were $825,282 and $1,187,488 at August 31, 2008 and 2007, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders' equity.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. This is typically at the time of shipment. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. The Company analyzes various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Commissions are recognized when earned and payments are received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

Research and Product Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $1,697,737, $1,964,538 and $1,860,203 for the years ended August 31, 2008, 2007 and 2006, respectively.

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

Stock Based Compensation

        On September 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). In December 2007, the SEC issued SAB 110 which allows the continued use of the simplified method as described in SAB 107, as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis for estimating expected term. The Company has applied the provisions of SAB 107 and SAB 110 since its adoption of SFAS 123(R). The Company has calculated the historical windfall tax pool using the short cut method as described in SFAS 123(R).

        Stock-based compensation expense recognized under SFAS 123(R) for the fiscal years 2008, 2007 and 2006 was $2,078,490, $1,300,847 and $1,734,595 respectively, related to grants of restricted stock, restricted stock units and stock options.

        The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

August 31, 2008. There were no options granted during the fiscal years ending August 31, 2007 and 2006.

2008
Expected Dividend yield	2.0%
Expected life	7.5 years
Expected volatility	28.0%
Risk-free interest rate	3.9%

Translation of Foreign Currency

        The financial position and results of operations of the Company's HumiSeal Europe Ltd and Chase Protective Coatings divisions are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company's HumiSeal Europe SARL division in France are measured using euros as the functional currency. Revenues and expenses of these divisions have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rates. Translation gains and losses are being deferred as a separate component of shareholders' equity.

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

        The Company estimates contingent income tax liabilities based on the methodology prescribed in Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). See Note 7 for more information on the Company's income taxes and FIN 48.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, unrealized gains and losses on marketable securities and adjustments related to the SFAS 158 pension liability.

Segments

        The Company operates in two business segments, a Specialized Manufacturing segment consisting of specialty tapes, laminates, sealants and coatings, and an Electronic Manufacturing Services segment. Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications, moisture protective coatings for electronics, high performance polymeric asphalt additives, and custom pressure sensitive labels. Electronic Manufacturing Services include printed circuit board and electromechanical assembly services for the electronics industry.

Recently Issued Accounting Standards

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements. The Company adopted FIN 48 during the first quarter of fiscal 2008. See Note 7 to the Consolidated Financial Statements included in this Report.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2") which defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the provisions of FAS 157 will have on its consolidated financial statements.

        In September 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." In accordance with EITF Issue 06-4, an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the post retirement period is a postretirement benefit arrangement that must be accounted for under FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), or APB Opinion No. 12, Omnibus Opinion—1967 (APB 12). EITF Issue 06-4 becomes effective in the first quarter of fiscal 2009 (fiscal year beginning September 1, 2008). The Company is currently evaluating the potential impact EITF Issue 06-4 will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS No. 115", ("FAS 159"). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes a company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact, if any, the adoption of FAS 159 will have on its consolidated financial statements.

        In March 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue 06-10, "Accounting for the Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." In accordance with EITF Issue 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), or APB Opinion 12, Omnibus Opinion—1967 (APB 12). EITF Issue 06-10 becomes effective in the first quarter of fiscal 2009 (fiscal year beginning September 1, 2008). The Company is currently evaluating the potential impact EITF Issue 06-10 will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. Earlier adoption is prohibited. The Company expects that FAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("FAS 160"). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Inventories

        Inventories consist of the following as of August 31, 2008 and 2007:

	August 31, 2008	August 31, 2007
Raw materials	$8,984,695	$8,245,933
Finished and in process	7,476,228	6,889,840

Total Inventories	$16,460,923	$15,135,773

Note 3—Property, Plant and Equipment

        Property, plant and equipment consist of the following as of August 31, 2008 and 2007:

	August 31, 2008	August 31, 2007
Property, Plant and Equipment
Land and improvements	$2,575,105	$1,730,820
Buildings	8,062,791	7,796,174
Machinery and equipment	31,000,197	29,208,722
Leasehold improvements	1,857,025	1,849,501
Construction in progress	3,490,766	1,975,830

	46,985,884	42,561,047
Accumulated depreciation	(25,081,142)	(22,802,771)

Property, plant and equipment, net	$21,904,742	$19,758,276

        The majority of construction in progress relates to the Company's facility in O'Hara Township, PA which continues to be renovated in order to increase production capacity and improve efficiencies for existing product lines as well as provide space to integrate future acquisitions.

Note 4—Goodwill and Intangible Assets

        The purchase price allocation for certain assets acquired by the Company's wholly owned subsidiary, Chase Protective Coatings Ltd. was completed in the quarter ended August 31, 2008 (see Note 14).

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2006	$6,984,435	$5,998,888	$12,983,323
Acquisition of Paper Tyger—additional earnout	290,967	—	290,967
Acquisition of E-poxy Engineered Materials—additional earnout	75,571	—	75,571
Acquisition of Capital Services Joint Systems	788,982	—	788,982
Acquisition of Metronelec assets	439,321	—	439,321
FX translation adjustment	308,476	—	308,476
Loss on impairment of NEQP	(311,000)	—	(311,000)

Balance at August 31, 2007	$8,576,752	$5,998,888	$14,575,640
Acquisition of E-poxy Engineered Materials—additional earnout	382,755	—	382,755
Acquisition of Paper Tyger—additional earnout	479,882	—	479,882
Acquisition of Metronelec assets—additional earnout	184,422	—	184,422
FX translation adjustment	(491,512)	—	(491,512)

Balance at August 31, 2008	$9,132,299	$5,998,888	$15,131,187

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

        As of August 31, 2008, the Company had a total goodwill balance of $15,131,187 related to its acquisitions, of which $8,805,231 is deductible for income taxes.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Intangible assets subject to amortization consist of the following at August 31, 2008 and 2007:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2008
Patents and agreements	12.5 years	2,280,827	1,893,566	387,261
Formulas	9.2 years	1,261,235	431,204	830,031
Trade names	3.8 years	281,294	204,269	77,025
Customer lists and relationships	10.4 years	6,152,134	1,583,561	4,568,573
August 31, 2007
Patents and agreements	12.7 years	2,243,678	1,660,166	583,512
Formulas	9.2 years	1,261,235	279,647	981,588
Trade names	3.8 years	281,294	136,056	145,238
Customer lists and relationships	10.7 years	6,399,630	1,058,405	5,341,225

        In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615 at August 31, 2008 and 2007.

        Aggregate amortization expense related to intangible assets for the years ended August 31, 2008, 2007 and 2006 was $1,144,872, $970,954 and $702,193, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2009	$1,032,895
2010	915,309
2011	775,566
2012	754,987
2013	638,099

$4,116,856

Note 5—Cash Surrender Value of Life Insurance

        Life insurance is provided under split dollar life insurance agreements whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.

        The Company recognizes cash surrender value of life insurance policies, net of loans of $5,000 at August 31, 2008 and 2007, secured by the policies, with the following carriers at August 31, 2008 and 2007.

	2008	2007
John Hancock	$2,612,231	$2,236,109
Manufacturers' Life Insurance Company	817,415	763,102
Metropolitan Life Insurance	1,601,922	1,509,858
Other life insurance carriers	79,531	79,531

	$5,111,099	$4,588,600

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds.

Note 6—Long-Term Debt and Notes Payable to Bank

        Long-term debt consists of the following at August 31, 2008 and 2007:

	2008	2007
Term note payable to bank in 20 quarterly payments of $390,000 through October 2010 with interest payable monthly at LIBOR rate plus 1.5%. Effective April 2007, the margin was reduced to 1.25% (weighted average rate of 6.60% at August 31, 2007). Balance paid off in October 2007	—	$2,570,000
Term note payable to bank in 16 quarterly payments of $112,500 through September 2010 with interest payable monthly at LIBOR rate plus 1.5%. Effective April 2007, the margin was reduced to 1.25% (weighted average rate of 6.61% at August 31, 2007). Balance paid off in April 2008	—	1,462,500
Term note payable to bank in 20 quarterly payments of $200,000 through March 2012 with interest payable monthly at LIBOR rate plus 1.25% (weighted average rate of 6.76% at August 31, 2007). Balance paid off in June 2008	—	2,000,000

	—	6,032,500
Less portion payable within one year classified as current	—	(2,210,000)

Long-term debt, less current portion	$—	$3,822,500

        The Company has a long-term unsecured revolving credit facility available up to a maximum amount of $10 million at the bank's base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent. As of August 31, 2008 and 2007, the entire amount of $10 million was available for use. Any future outstanding balance on this long-term unsecured credit facility will be included in scheduled principal payments at its maturity. On February 29, 2008, the Company executed an amendment to this credit facility that extended its maturity date to March 31, 2011.

        Under the terms of the Company's credit facility agreement, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2008 and 2007.

        The book value of the Company's outstanding debt approximates its fair value as of August 31, 2007.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes

        The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended August 31, 2008, 2007 and 2006 are as follows:

	Year Ended August 31,
	2008	2007	2006
Federal income taxes at applicable statutory rates	$6,749,339	$5,662,670	$3,047,784
Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	570,842	521,440	235,299
Domestic production deduction	(281,325)	(97,727)	(89,121)
Foreign tax rate differential	(172,795)	(124,295)	(58,188)
Adjustment to tax reserve	112,915	—	(78,341)
Change in foreign tax rate	(92,683)	—	—
Research credit generated	(15,402)	(53,308)	—
Officers life insurance premiums paid, net of increase in cash surrender value	7,244	10,226	(38,600)
Foreign tax credits	5,635	7,226	(181,915)
Other	26,455	60,020	371,916
Change in valuation allowance	—	—	(569,008)
Excessive compensation—IRC Sec 162m	—	—	210,256

Income tax provision	$6,910,225	$5,986,252	$2,850,082

        The Company's combined federal, state and foreign effective tax rates for fiscal 2008, 2007 and 2006, net of offsets generated by federal, state and foreign tax benefits, were approximately 35.8%, 37.0% and 32.0%, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the tax effect of temporary differences on the Company's income tax provision:

	Year Ended August 31,
	2008	2007	2006
Current income tax provision	$7,279,697	$6,738,214	$3,817,663

Deferred provision (benefit):
Allowance for doubtful accounts	58,788	(18,314)	(63,245)
Inventories	50,336	41,460	(193,683)
Pension expense	(9,157)	(18,258)	55,232
Deferred compensation	176,968	34,234	(416,211)
Accruals	(12,289)	(141,225)	—
Warranty reserve	(12,238)	(96,296)	—
Depreciation and amortization	101,940	(8,728)	547,127
Restricted stock grant	(371,200)	(402,801)	(81,433)
Capital loss carryforwards	—	—	(635,280)
Unrepatriated earnings	1,628,892	273,163	494,602
Foreign taxes net of unrepatriated earnings	(1,682,350)	(265,937)	(577,565)
Foreign amortization	(166,959)	(176,163)	(141,152)
Other accrued expenses	(132,203)	26,903	44,027

Total deferred income tax provision	(369,472)	(751,962)	(967,581)

Total income tax provision	$6,910,225	$5,986,252	$2,850,082

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	As of August 31,
	2008	2007
Current:
Deferred tax assets:
Allowance for doubtful accounts	$158,817	$217,605
Inventories	330,092	380,428
Accruals	238,271	223,554
Capital loss carryforwards	651,012	—

Current deferred tax assets	1,378,192	821,587

Deferred tax liabilities:
Prepaid Liabilities	(68,391)	(91,702)

Current deferred tax liabilities	(68,391)	(91,702)

Current deferred tax assets, net	1,309,801	729,885

Noncurrent:
Deferred tax assets:
Pension accrual	1,304,221	1,123,393
Deferred compensation	730,919	981,018
Unrealized gain/loss on restricted investments	58,844	—
Restricted stock grants	857,450	486,250
Non qualified stock options	16,208	—
Foreign tax credits	2,525,852	843,503
Capital loss carryforwards	—	651,012
Foreign other	153,006	—
Other	—	2,064

Noncurrent deferred tax assets	5,646,500	4,087,240

Deferred tax liabilities:
Unrepatriated earnings	(2,515,431)	(782,312)
Foreign intangibles	(1,020,653)	(1,390,238)
Depreciation and amortization	(2,746,258)	(2,669,408)

Noncurrent deferred tax liabilities	(6,282,342)	(4,841,958)

Noncurrent deferred tax liabilities, net	(635,842)	(754,718)

Net deferred tax assets (liabilities)	$673,959	$(24,833)

        In fiscal 2004, the sale of Sunburst created a capital loss carryforward for income tax purposes of approximately $1.3 million. This capital loss expires in fiscal 2009 and will be used to offset any capital gains generated by the Company prior to expiration. In November 2005, the Company concluded that it was more likely than not that deferred tax assets in the form of capital loss carryforwards of $1.7 million would be realized prior to their expiration in fiscal 2009 as a result of the anticipated sale of real property currently owned by the Company. Accordingly, the valuation

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowance previously recorded against this deferred tax asset was reversed in fiscal 2006 resulting in a tax benefit of $635,000.

        Effective September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions and identified $230,198 in unrecognized tax benefits that were accounted for as a reduction to the September 1, 2007 balance of retained earnings, in accordance with the adoption provisions of FIN 48. At September 1, 2007, the total amount of unrecognized tax benefits was $639,530. If this amount were recognized, it would favorably impact the effective tax rate in the period of recognition.

        A summary of the Company's adjustments to its uncertain tax positions in the current year are as follows:

Balance at September 1, 2007 (adoption of FIN 48)	$639,530
Increase for tax positions related to the current year	73,060
Increase for tax positions related to prior years	39,856

Balance at August 31, 2008	$752,446

        The unrecognized tax benefits mentioned above include an aggregate $325,034 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Total interest and penalty charges of approximately $54,000 were recorded to income during the current fiscal year. The Company anticipates that its reserve for uncertain tax positions may be reduced over the next 12 month period, to the extent it settles the disputed items with the appropriate taxing authorities.

        The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions and foreign tax jurisdictions. The statute of limitations for all material federal, state, and local tax filings remains open for tax years subsequent to 2004. All tax years in foreign jurisdictions currently remain open, as the company's international operations did not commence until 2005.

Note 8—Operating Leases

        The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2008.

Year ending August 31,
2009	$743,302
2010	400,469
2011	280,937
2012	265,825
2013	197,980
2014 and thereafter	498,727

Total future minimum lease payments	$2,387,240

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Total rental expense for all operating leases amounted to approximately $943,091, $965,282 and $702,541 for the years ended August 31, 2008, 2007 and 2006, respectively.

Note 9—Benefits and Pension Plans

401(k) Plan

        The Company has a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 50% of such contribution up to an amount equal to three percent of such employee's yearly salary. The Company's contribution expense was $264,112, $255,895 and $249,732 for the years ended August 31, 2008, 2007 and 2006, respectively.

Non-Qualified Deferred Savings Plan

        The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $825,282 and $1,212,488 at August 31, 2008 and 2007, respectively.

Pension Plans

        The Company has non-contributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan and an unfunded supplemental plan designed to maintain benefits for those employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2008.

        Effective August 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). The following tables reflect the status of the Company's pension plans for the years ended August 31, 2008, 2007 and 2006, subsequent to the adoption of SFAS No. 158.

	Year Ended August 31,
	2008	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$8,171,906	$8,466,006	$9,343,028
Service cost	416,038	416,879	483,578
Interest cost	511,984	474,489	484,662
Amendments	84,778	—	—
Actuarial (gain)/loss	(322,711)	172,761	(1,312,343)
Settlements	—	(1,352,460)	—
Benefits paid	(61,646)	(5,769)	(532,919)

Projected benefit obligation at end of year	$8,800,349	$8,171,906	$8,466,006

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended August 31,
	2008	2007		2006
Change in plan assets
Fair value of plan assets at beginning of year	$4,900,005	$5,324,454		$4,095,962
Actual return on plan assets	(389,008)	483,780		348,411
Employer contribution	1,000,000	450,000		1,413,000
Settlements	—	(1,352,460)		—
Benefits paid	(61,646)	(5,769)		(532,919)

Fair value of plan assets at end of year	$5,449,351	$4,900,005		$5,324,454

Funded status at end of year	$(3,350,998)	$(3,271,901)		$(3,141,552)
Amounts recognized in consolidated balance sheets
Non-current assets	$—	$—		N/A	(1)
Current liabilities	—	—		N/A	(1)
Non-current liabilities	(3,350,998)	(3,271,901)		N/A	(1)

Net amount recognized in Consolidated Balance Sheets	$(3,350,998)	(3,271,901)		N/A	(1)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$7,602,827	$6,711,635		$6,863,413
Projected benefit obligations	$8,800,349	$8,171,906		$8,466,006
Plan assets at fair value	$5,449,351	$4,900,005		$5,324,454
Amounts recognized in accumulated other comprehensive Income
Prior service cost	$406,961	410,165		N/A	(1)
Net actuarial loss or (gain)	1,658,722	1,215,961		N/A	(1)

Adjustment to pre-tax accumulated other comprehensive income	$2,065,683	1,626,126		N/A	(1)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) or loss	$483,777	N/A	(1)	N/A	(1)
Amortization of gain	(41,016)	N/A	(1)	N/A	(1)
Prior service cost	84,778	N/A	(1)	N/A	(1)
Amortization of prior service cost	(87,982)	N/A	(1)	N/A	(1)

Total recognized in other comprehensive income	439,557	N/A	(1)	N/A	(1)
Net periodic pension cost	639,538	N/A	(1)	N/A	(1)

Total recognized in net periodic pension cost and other comprehensive income	$1,079,095	N/A	(1)	N/A	(1)

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$91,419	87,982		N/A	(1)
Net actuarial loss or (gain)	54,070	40,487		N/A	(1)

(1)
These disclosures are required by and the underlying amounts have been measured in accordance with SFAS No. 158, which the Company adopted during fiscal 2007. The

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  disclosures after adoption are not applicable for periods preceding the adoption of this pronouncement.

        Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

        Components of net periodic pension cost for the fiscal years ended August 31, 2008, 2007, and 2006 included the following:

	Year Ended August 31,
	2008	2007	2006
Components of net periodic benefit cost
Service cost	$416,038	$416,879	$483,578
Interest cost	511,984	474,489	484,662
Expected return on plan assets	(417,482)	(409,942)	(338,691)
Amortization of prior service cost	87,982	87,982	87,982
Recognized net (gain)/loss	41,016	48,969	143,445
Settlement (gain)/loss	—	264,314	—

Net periodic benefit cost	$639,538	$882,691	$860,976

        Weighted-average assumptions used to determine benefit obligations at August 31, 2008 and 2007 are as follows:

	2008	2007
Discount rate
Qualified plan	6.66%	6.25%
Supplemental plan	5.72%	6.25%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Discount rate
Qualified and supplemental plan	6.25%	6.00%	5.25%
Expected long-term return on plan assets
Qualified plan	8.50%	8.50%	8.50%
Supplemental plan	0.00%	0.00%	0.00%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%

        It is the Company's policy to evaluate, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Moody's Corporate Aa Bond index has generally been used as a benchmark for this purpose, with adjustments made if the duration of the index differed from that of the plan. Commencing with the August 31, 2008 disclosure, the discount rate was determined by matching the expected payouts from the respective plans to the spot rates inherent in the Citigroup Pension Discount Curve. A single rate was developed, that when applied to the expected cash flows, results in the same

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

present value as determined using the various spot rates. The Company believes that this approach will produce a better approximation of the plan liability.

        The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company's primary pension obligation, of approximately $96,000 for the qualified plan and $13,000 for the supplemental plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company's targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $49,000 for the qualified plan. No rate of return is assumed for the nonqualified plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

Plan Assets

        The qualified plan for Chase employees has the following target allocation and weighted-average asset allocations as of August 31, 2008, 2007 and 2006:

		Percentage of Plan Assets as of August 31,
	Target Allocation
Asset Category		2008	2007	2006
Equity securities	60%	57%	57%	51%
Debt securities	30%	29%	30%	40%
Real estate	10%	9%	9%	9%
Other	0%	5%	4%	0%

Total	100%	100%	100%	100%

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

Estimated Future Benefit Payments

        The following pension benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years:

Year ending August 31,	Pension Benefits
2009	$327,076
2010	641,675
2011	613,355
2012	992,851
2013	5,301,833
2014-2018	$2,436,350

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company contributed $1,000,000 and $450,000 to fund its obligations under the pension plan for the years ended August 31, 2008 and 2007, respectively. The Company plans to make any necessary contributions during the upcoming fiscal 2009 year to ensure the qualified plan continues to be adequately funded given the current market conditions.

Note 10—Stockholders' Equity

        At the Company's annual meeting of shareholders held on January 30, 2008, an amendment to the Articles of Organization was approved to increase the number of authorized shares of common stock, $0.10 par value, from 10,000,000 to 20,000,000.

2005 Incentive Plan

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

Restricted Stock & Restricted Stock Units

        On February 3, 2006 the Board of Directors of Chase Corporation approved a performance and service based restricted stock unit grant of 82,634 shares to key members of management subject to the fiscal year 2006 results. Based on the fiscal year 2006 financial results, 41,318 additional restricted stock units (for a total of 123,952 restricted stock units) were earned and granted subsequent to the end of fiscal year 2006 in accordance with the performance measurement criteria. These restricted stock units vested on August 31, 2008. Compensation expense was recognized over the vesting period on a ratable basis.

        In February 2006 the Board of Directors of Chase Corporation also approved a plan for issuing a performance and service based restricted stock unit grant of approximately 88,630 shares to key members of management with an issue date of September 1, 2006 and a vesting date of August 31, 2009. Based on the fiscal year 2007 financial results, 184,697 additional restricted stock

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units (total of 273,327 restricted stock units) were earned and granted subsequent to the end of fiscal year 2007 in accordance with the performance measurement criteria. Compensation expense is being recognized over the vesting period on a ratable basis.

        At a meeting of the Board of Directors of Chase Corporation held in February 2007, the Compensation and Management Development Committee approved a grant of 6,648 restricted stock units to members of the Board of Directors for service for the period February 2007 through January 2008. These restricted stock units were issued in the form of common stock at the conclusion of this service period. The Company amortized this expense ratably over the twelve month period beginning February 2007 to January 2008.

        On May 15, 2007, pursuant to authorization by the Board of Directors, the Company's Chief Executive Officer granted a total of 17,600 restricted stock units to approximately 40 non executive officer employees of the Company for service for the period May 2007 through May 2010. The Company is amortizing this expense ratably over this three year service period. Subject to the terms of the restricted stock unit agreements, these restricted stock units will be issued in the form of common stock at the conclusion of this service period.

        In August 2007, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of approximately 48,600 shares to key members of management with an issue date of September 1, 2007 and a vesting date of August 31, 2010. These shares are subject to a performance measurement criteria based upon the results of fiscal 2008 which will determine the final calculation of the number of shares that will be issued (which may be greater than or less than 48,600 shares). Compensation expense is being recognized on a ratable basis over the vesting period and based on quarterly probability assessments.

        As part of their annual retainer, non-employee members of the Board of Directors receive $15,000 of Chase Corporation common stock, in the form of Restricted Stock or Restricted Stock Units valued at the closing price of the day preceding the first day of the new year of Board service which generally coincides with the Company's annual shareholder meeting. The stock award will vest one year from the date of grant. In January 2008, non-employee members of the Board received a total grant of 4,569 shares of restricted stock for service for the period from February 1, 2008 through February 1, 2009. The shares of restricted stock will vest at the conclusion of this service period. The Company is recognizing this compensation expense over the twelve month vesting period on a ratable basis.

        In April 2008, William H. Dykstra retired from the Company's Board of Directors. In accordance with the vesting provisions of his restricted stock agreement he forfeited 634 of the restricted shares granted to him in January 2008. In April 2008, a total of 692 shares of restricted stock were issued to existing members of the Board for committee reassignments, as well as new Board member Thomas Wroe, Jr., as a result of Mr. Dykstra's retirement. These shares are for service on the Company's Board from April 1, 2008 through February 1, 2009 and will vest at the conclusion of the service period.

Common Stock Grants

        At a meeting of the Directors of Chase Corporation held on October 17, 2005, the Board authorized a grant of 196,500 shares of common stock to key employees for the achievement of long term results in fiscal years 2002 through 2005. The Compensation and Management Development Committee recommended the award in conjunction with advice from an independent

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation consultant. The fair value of the award (based on the market price of the Company's stock on the date of grant) was $1,427,555 and was recorded as an expense in fiscal year 2006.

        At a meeting of the Board of Directors of Chase Corporation held on February 3, 2006, the Compensation and Management Development Committee authorized a grant of 12,254 shares of common stock to members of the Board. These share grants represented compensation for service on the Company's Board of Directors for fiscal years 2002 through 2005. The Compensation and Management Development Committee recommended the award in conjunction with advice from an independent compensation consultant.

        The number of shares granted to each Director was based on his or her time served on the Board of Directors. The grant of common stock was made from the Chase Corporation 2005 Incentive Plan. The fair value of the award (based on the market price of the Company's stock on the date of grant) was $92,518 and was recorded as an expense in fiscal year 2006. Additionally, the Compensation and Management Development Committee approved a restricted stock unit grant of 16,722 shares of common stock to members of the Board of Directors for service for the period February 2006 through January 2007. These shares were granted in February 2007, which was the conclusion of this service period. The Company amortized this expense over the twelve month period beginning February 2006 to January 2007.

Stock Options

        On July 8, 2008, the Company's Board of Directors authorized a grant of stock options to it's President and it's Chief Financial Officer to purchase 150,000 and 100,000 shares of common stock, respectively. Each of these options has an exercise price of $16.53 per share, will vest in full on the fifth anniversary of the grant date, and will expire on the tenth anniversary of the grant date.

        As of August 31, 2008, unrecognized expense related to all stock based compensation described above, is $3,486,589.

        The following table summarizes information about stock options outstanding as of August 31, 2008:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.250	96,500	3.7 years	$5.250	$1,162,825	96,500	$5.250	$1,162,825
$5.575	25,000	3.7 years	5.575	293,125	25,000	5.575	293,125
$16.530	250,000	9.8 years	16.530	192,500	—	—	—

	371,500	7.8 years	$12.860	$1,648,450	121,500	$5.320	$1,455,950

        The total fair value of options vested at year end based upon the closing price of $17.30 per share on August 29, 2008 is $2,101,950.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the transactions of the Company's stock option plans for the years ended August 31, 2008, 2007 and 2006 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Outstanding at August 31, 2005	$85,640	$5.89	862,144	$5.40
Granted	—	—	—	—
Exercised	—	—	(52,144)	5.25
Forfeited or cancelled	—	—	—	—

Outstanding at August 31, 2006	85,640	$5.89	810,000	$5.41
Granted	—	—	—	—
Exercised	(57,640)	6.19	(675,000)	5.42
Forfeited or cancelled	—	—	—	—

Outstanding at August 31, 2007	28,000	$5.25	135,000	$5.36

Granted	—	—	250,000	16.53
Exercised	(12,500)	5.25	(29,000)	5.47
Forfeited or cancelled	—	—	—	—

Options outstanding at August 31, 2008	15,500	$5.25	356,000	$13.20

Options exercisable at August 31, 2008	15,500	$5.25	106,000	$5.32

        The weighted average grant date fair value of options granted in the year ended August 31, 2008 was $4.98 per share. There were no options granted in the years ended August 31, 2007 and 2006. All stock option plans have been approved by the Company's stockholders.

        The total pretax intrinsic value of stock options exercised was $955,813, $5,876,463, and $115,740 for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

        Excluding the common stock currently reserved for issuance upon exercise of the 371,500 outstanding options and 414,880 for restricted stock units, there are 647,146 shares of common stock available for future issuance under the Company's equity compensation plans.

        The tax benefit realized from stock options exercised and issuance of stock pursuant to grants of restricted stock units was $814,805, $2,242,599, and $36,795 for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following tables summarize information about the Company's segments:

	Years Ended August 31,
	2008	2007	2006
Revenues from external customers
Specialized Manufacturing	$113,176,715	$109,195,058	$95,418,300
Electronic Manufacturing Services	19,301,039	18,264,556	13,024,065

Total	$132,477,754	$127,459,614	$108,442,365

Income before income taxes
Specialized Manufacturing	$22,433,411	$20,093,595	$14,960,493
Electronic Manufacturing Services	2,138,291	2,040,184	1,071,900

Total for reportable segments	24,571,702	22,133,779	16,032,393
Corporate and Common Costs	(5,287,877)	(5,954,723)	(7,068,322)

Total	$19,283,825	$16,179,056	$8,964,071

	As of August 31,
	2008	2007
Total assets
Specialized Manufacturing	$63,242,063	$59,725,253
Electronic Manufacturing Services	13,819,114	12,988,314

Total for reportable segments	77,061,177	72,713,567
Corporate and Common Assets	13,235,565	11,251,342

Total	$90,296,742	$83,964,909

Note 12—Export Sales and Foreign Operations

        Export sales from continuing domestic operations to unaffiliated third parties were $15,818,000, $14,126,000 and $14,100,000 for the years ended August 31, 2008, 2007 and 2006, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues from continuing operations. The Company does not anticipate any material change to export sales during fiscal 2009.

        During fiscal 2008, 2007 and 2006, no one customer accounted for sales in excess of 10%.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Supplemental Cash Flow Data

        Supplemental cash flow information for the years ended August 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Income taxes paid	$6,605,358	$4,815,467	$3,356,132

Interest paid	$39,854	$899,745	$1,021,559

Non-cash Investing and Financing Activities
Issuance of common stock previously accrued for	$1,074,942	$113,933	$—
Common stock received for payment of stock option exercises	$21,000	$3,079,587	$172,526
Accrued contingent payments related to acquisitions	$—	$110,000	$446,202
Property, plant & equipment additions included in accounts payable	$152,138	$18,333	$—
Acquisition of certain assets for Chase Protective Coatings
Current assets (net of cash acquired)	$373,999
Property and equipment	1,841,776
Intangible assets	297,181
Deferred tax assets	169,352
Accounts payable and accrued liabilities	(950,607)
Acquisition costs	(241,932)

Cash provided through operating cash	$(1,489,769)

Acquisition of certain assets of Metronelec
Current assets (net of cash acquired)		$41,177
Property and equipment		13,350
Intangible assets		932,166
Goodwill		439,321
Accounts payable and accrued liabilities		(41,177)

Cash provided through operating cash		$(1,384,837)

Acquisition of Capital Services
Current assets (net of cash acquired)		$703,525
Property and equipment		90,617
Intangible assets		708,719
Goodwill		788,982
Accounts payable and accrued liabilities		(216,151)
Deferred tax liability		(275,692)

Cash provided through operating cash and increase in debt		$(1,800,000)

Acquisition of Concoat (now HumiSeal Europe Ltd)
Current Assets (net of cash acquired)			$1,045,214
Property and equipment			254,786
Intangible assets			5,030,000
Goodwill			4,831,113
Accounts payable and accrued liabilities			(911,345)
Deferred tax liability			(1,634,156)

Cash provided through operating cash and increase in debt			$(8,615,612)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Acquisitions

Concoat Holdings Limited

        In October 2005, the Company acquired all of the capital stock of Concoat Holdings Limited ("Concoat"), based in Camberley, Surrey, England for approximately $8,616,000 (using foreign exchange rates at the time of the transaction, inclusive of acquisition related costs and adjustments and holdbacks, net of cash acquired). The adjustments and holdbacks include balance sheet retentions, property retentions, and retentions for warranty and indemnifications and tax retentions. The outstanding balances of the holdbacks and retentions as of August 31, 2008 totaled approximately $254,000 and have been recorded in current accrued expenses as of year end.

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

        The effective date for this acquisition was October 14, 2005 and the results of Concoat's operations have been included in the Company's financial statements since then. The purchase price was primarily funded through a loan from Citizens Bank of Massachusetts with the balance funded through operating cash and borrowings under the Company's credit facility.

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

        Effective May 2006, Concoat was renamed HumiSeal Europe.

Capital Services of New York, Inc.

        In September 2006, Chase Corporation acquired all of the capital stock of Capital Services of New York, Inc. based in Schenectady, New York ("Capital Services") for approximately $1,800,000 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications and tax retentions. The values of the holdbacks and retentions total $110,000. The assets acquired by the Company include inventories, trade receivables, cash, and other current assets. The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-Poxy products over the four years ending August 31, 2010. The additional payments

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to these revenue targets are not contingent upon employment of the former shareholders and will be included as part of the contingent purchase price when and if paid. The outstanding balances of the holdbacks and retentions as of August 31, 2008 totaled approximately $110,000 and have been recorded in non-current accrued expenses as of year end.

        Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This acquisition joined Chase's Royston and E-Poxy Engineered Materials brands to form the Construction Products group.

        The effective date for this acquisition was September 1, 2006 and the results of the Capital Services operations have been included in the Company's financial statements since then. The purchase price was funded through a loan from Bank of America which is fully paid off as of August 31, 2008.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Not included in the acquisition were the equipment and other materials of Metronelec. That business, which is unrelated to the HumiSeal business, continues to operate independently under the Metronelec name.

Chase Protective Coatings Limited

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

        The purchase price for this acquisition was £738,936 (US $1,489,769 at the time of the acquisition) and was financed out of cash flow from the Company's operations. The effective date for this acquisition was September 1, 2007 and the results of this acquisition have been included in the Company's financial statements since then.

        The allocation of the purchase price, including direct costs of the acquisition, was based on the fair values of the acquired assets and liabilities assumed as follows:

Inventory	$373,999
Fixed Assets	1,841,776
Intangible assets	297,181
Deferred tax asset	169,352
Accrued expenses	(1,192,539)

Total purchase price	$1,489,769

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        All assets, including goodwill, acquired as part of this acquisition are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Customer lists and relationships	$260,033	3 years
Trademarks/Trade Names	37,148	2 years

Total intangible assets	$297,181

        All acquisitions have been accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

Note 15—Related Party Transaction

        Sunburst Electronics Manufacturing Solutions, Inc. ("Sunburst") located in West Bridgewater, MA is owned by the Edward L. Chase Revocable Trust (the "Trust") which is the Company's largest single shareholder.

        The Company is currently leasing building and land to Sunburst, under a lease agreement for a term of thirty-six months which expires in November 2009. The base rent is $14,875 per month, which approximates fair value.

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

Note 16—Net Income Per Share

        Net income per share is calculated as follows:

	Years Ended August 31,
	2008	2007	2006
Net income	$12,373,600	$10,192,804	$6,113,989

Weighted average common shares outstanding	8,248,296	8,080,770	7,770,332
Additional dilutive common stock equivalents	398,249	273,605	196,882

Weighted average diluted shares outstanding	8,646,545	8,354,375	7,967,214

Net income per share—Basic	$1.50	$1.26	$0.79
Net income per share—Diluted	$1.43	$1.22	$0.77

        For the years ended August 31, 2008, 2007 and 2006, there were no stock options outstanding that were not included in the calculation of diluted income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

Note 17—Contingencies

        From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management's opinion, is likely to seriously harm the Company's business, results of operations, financial conditions or cash flows.

        The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date had been postponed and no new trial date has been set. As of October 2008, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

Note 18—Selected Quarterly Financial Data (Unaudited)

        The following table presents unaudited quarterly operating results for each of the Company's quarters in years ended August 31, 2008 and 2007.

	Fiscal Year 2008 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$34,223,878	$27,871,519	$33,488,936	$35,118,951	$130,703,284
Gross Profit on Sales	11,259,926	8,163,137	10,566,592	11,033,271	41,022,926
Net Income	3,474,396	1,864,765	3,217,900	3,816,539	12,373,600
Net income per share—basic	$0.42	$0.23	$0.39	$0.46	$1.50
Net income per share—diluted	$0.41	$0.22	$0.37	$0.44	$1.43

	Fiscal Year 2007 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$30,685,428	$27,082,315	$34,177,895	$33,722,433	$125,668,071
Gross Profit on Sales	8,889,830	7,050,554	10,826,171	11,011,877	37,778,432
Net Income	2,547,738	1,371,695	2,862,787	3,410,584	10,192,804
Net income per share—basic	$0.32	$0.17	$0.35	$0.42	$1.26
Net income per share -diluted	$0.31	$0.16	$0.34	$0.40	$1.22

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Valuation and Qualifying Accounts

        The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2008	$579,536	$48,840	$(181,536)	$446,840
August 31, 2007	$512,317	$269,242	$(202,023)	$579,536
August 31, 2006	$345,709	$166,608	$—	$512,317

        The following table sets forth activity in the Company's warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2008	$267,688	$164,291	$(116,542)	$315,437
August 31, 2007	$162,614	$136,000	$(30,926)	$267,688
August 31, 2006	$132,000	$30,614	$—	$162,614

        The following table sets forth activity in the Company's income tax valuation allowance:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2008	$—	$—	$—	$—
August 31, 2007	$—	$—	$—	$—
August 31, 2006	$635,280	$—	$(635,280)	$—

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There were no changes in or disagreements with accountants on accounting or financial disclosure during fiscal year 2008.

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

        The Company carries out a variety of ongoing procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2008.

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

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to Directors of the Company, information with respect to compliance with the reporting obligations under Section 16(a) of the Exchange Act, information concerning the Company's code of ethics applicable to senior management, information concerning procedures for shareholder nominations to the Company's Board of Directors, and information relating to the Company's Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2008. Information regarding the Company's executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company's Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2008.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2008.

        The following table summarizes the Company's stock option plans as of August 31, 2008. Further details on the Company's stock option plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company's stock option plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding option	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	356,000	$13.20	139,136
2001 Non-Employee Director Stock Plan	15,500	5.25	10,000
2005 Incentive Plan	—	—	498,010

Total	371,500	$12.86	647,146

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company's Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2008.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K, relating to fees paid to the Company's independent registered public accounting firm and pre-approval policies of the Company's Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2008.

 PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)    Financial Statements and Schedules:

        The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(a)(3)    Exhibit Index:

Exhibit Number	Description
3.1.1	Articles of Organization of Chase Corporation (incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004, filed on November 24, 2004 (the "2004 Form 10-K")).
3.1.2
Articles of Amendment to Articles of Organization of Chase Corporation (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008, filed on April 9, 2008).
3.2	By-Laws (incorporated by reference from Exhibit 3.2 to the Company's 2004 Form 10-K).
10.1
Stock Purchase Agreement by and among The Edward L. Chase Revocable Trust and Chase Corporation dated December 10, 2003 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed December 29, 2003).
10.2.1	Voting Agreement between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 26, 2002 (incorporated by reference from Exhibit 10.30 to the Company's 2004 Form 10-K).
10.2.2
Voting Agreement Amendment between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 10, 2003 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K filed December 29, 2003).
10.3
Amended and Restated Stock Agreement dated as of August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K filed on September 2, 2004).*
10.4.1	Lease Agreement between Sunburst and the Company dated December 1, 2006 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K filed December 29, 2003).
10.4.2
Extension of Lease Agreement between Sunburst and the Company dated November 27, 2006 (incorporated by reference from Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed on November 14, 2007).
10.5
Chase Corporation Employee's Supplemental Pension Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008).*
10.6
Chase Corporation Employee's Supplemental Savings Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008).*
10.7	Chase Corporation Director's Supplemental Savings Plan dated June 30, 1997 (incorporated by reference from Exhibit 10.40 to the Company's 2004 Form 10-K).*

Exhibit Number	Description
10.8.1	Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, filed on July 17, 2006).*
10.8.2
Severance Agreement between the Company and Terry M. Jones dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 16, 2007).*
10.8.3
Severance Agreement between the Company and Adam P. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 16, 2007).*
10.8.4
Severance Agreement between the Company and Kenneth L. Dumas dated July 10, 2006 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 16, 2007).*
10.9	Chase Corporation 1995 Stock Option Plan (incorporated by reference from Exhibit 10.59 to the Company's 2004 Form 10-K).*
10.10.1	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company's 2004 Form 10-K).*
10.10.2	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company's 2004 Form 10-K).*
10.11.1	Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.46 to the Company's 2004 Form 10-K).*
10.11.2	Form of award issued under Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.47 to the Company's 2004 Form 10-K).*
10.12.1
First Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank dated October 31, 2001 including First through Sixth Amendments to Amended and Restated Loan Agreement Plan (incorporated by reference from Exhibit 10.49 to the Company's 2004 Form 10-K).
10.12.2	Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001 (incorporated by reference from Exhibit 10.50 to the Company's 2004 Form 10-K).
10.12.3
First Amendment, dated December 16, 2003, to Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank dated October 31, 2001 (incorporated by reference from Exhibit 10.51 to the Company's 2004 Form 10-K).
10.12.4
Seventh Amendment, dated February 1, 2005, to the Amended and Restated Loan Agreement between Chase Corporation and Fleet National Bank (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2005, filed April 14, 2005).
10.12.5
Second Amendment, dated February 1, 2005, to the Amended and Restated Revolving Credit Note between Chase Corporation and Fleet National Bank (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2005, filed April 14, 2005).

Exhibit Number	Description
10.12.6	Eighth Amendment, dated October 12, 2005, to the Amended and Restated Loan Agreement between Chase Corporation and Bank of America, N.A., successor by merger to Fleet National Bank (incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005, filed on November 23, 2005 (the "2005 Form 10-K")).
10.12.7
Twelfth Amendment, dated February 29, 2008, to the Amended and Restated Loan Agreement between Chase Corporation and Bank of America, N.A., successor by merger to Fleet National Bank (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended February 29, 2008, filed on April 9, 2008.
10.13	Term Note Payable between Chase Corporation and Citizens Bank of Massachusetts dated January 8, 2004 (incorporated by reference from Exhibit 10.56 to the Company's 2004 Form 10-K).
10.14.1
Life Insurance Reimbursement Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed January 14, 2005).*
10.14.2
Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K filed January 14, 2005).*
10.14.3	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K filed January 14, 2005).*
10.15
Sales and Purchase Agreement dated October 14, 2005, among Chase and Sons Limited and the registered share owners of Concoat Holdings Limited (incorporated by reference from Exhibit 10.33 to the Company's 2005 Form 10-K).
10.16	Term Note Payable between Chase Corporation and Citizens Bank of Massachusetts dated October 12, 2005 (incorporated by reference from Exhibit 10.34 to the Company's 2005 Form 10-K).
10.17.1	2005 Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed February 9, 2006).*
10.17.2
Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*
10.17.3
Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*
10.17.4
Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended February 29, 2008, filed on April 9, 2008).*

Exhibit Number	Description
10.17.5	Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2007, filed on January 9, 2008).*
10.18.1
FY 2008 Chase Corporation Annual Incentive Plan. (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended February 29, 2008, filed on April 9, 2008).*
10.18.2
FY 2008 Chase Corporation Long Term Incentive Plan. (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended February 29, 2008, filed on April 9, 2008).*
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

(b)
See (a)(3) above.

(c)
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation
By:	/s/ PETER R. CHASE Peter R. Chase, Chairman and Chief Executive Officer November 13, 2008
By:	/s/ KENNETH L. DUMAS Kenneth L. Dumas Chief Financial Officer and Treasurer November 13, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. CHASE Peter R. Chase	Chairman and Chief Executive Officer (Principal executive officer)	November 13, 2008
/s/ KENNETH L. DUMAS Kenneth L. Dumas	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	November 13, 2008
/s/ MARY CLAIRE CHASE Mary Claire Chase	Director	November 13, 2008
/s/ J. BROOKS FENNO J. Brooks Fenno	Director	November 13, 2008
/s/ LEWIS P. GACK Lewis P. Gack	Director	November 13, 2008
/s/ GEORGE M. HUGHES George M. Hughes	Director	November 13, 2008
/s/ RONALD LEVY Ronald Levy	Director	November 13, 2008
/s/ THOMAS WROE, JR. Thomas Wroe, Jr.	Director	November 13, 2008