Form 10-Q
period 2008-11-30
CHASE CORP
filed 2009-01-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008

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

The number of shares of Common Stock outstanding as of December 31, 2008 was 8,532,033.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2008

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30,	August 31,
	2008	2008
ASSETS
Current Assets:
Cash & cash equivalents	$4,320,110	$3,917,018
Accounts receivable, less allowance for doubtful accounts of $425,936 and $446,840	16,258,039	18,968,989
Inventories	18,130,044	16,460,923
Prepaid expenses and other current assets	1,190,584	767,187
Deferred income taxes	1,309,801	1,309,801
Total current assets	41,208,578	41,423,918

Property, plant and equipment, net	21,579,707	21,904,742

Other Assets
Goodwill	14,282,158	15,131,187
Intangible assets, less accumulated amortization of $4,059,809 and $4,112,600	4,934,456	5,874,505
Cash surrender value of life insurance	5,144,899	5,111,099
Restricted investments	554,326	825,282
Other assets	25,005	26,009
	$87,729,129	$90,296,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,693,121	$7,695,539
Accrued payroll and other compensation	1,394,735	3,649,271
Accrued stock based compensation	1,866,835	1,676,076
Accrued expenses - current	6,240,232	4,843,295
Total current liabilities	17,194,923	17,864,181

Deferred compensation	1,561,304	2,259,617
Accrued pension obligation	3,517,000	3,350,998
Accrued expenses	183,842	—
Deferred income taxes	411,897	635,842

Commitments and Contingencies (Note 7)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued Common stock, $.10 par value: Authorized 20,000,000 shares; 8,532,033 at November 30, 2008 and 8,396,162 at August 31, 2008 issued and outstanding	853,203	839,616
Additional paid-in capital	5,212,338	4,276,872
Accumulated other comprehensive income	(2,496,980)	(1,132,129)
Retained earnings	61,291,602	62,201,745
Total stockholders’ equity	64,860,163	66,186,104
Total liabilities and stockholders’ equity	$87,729,129	$90,296,742

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2008	2007

Revenue
Sales	$30,606,646	$34,223,878
Royalty and commissions	461,859	411,960
	31,068,505	34,635,838
Costs and Expenses
Cost of products and services sold	21,559,354	22,963,952
Selling, general and administrative expenses	6,033,545	6,203,177

Operating income	3,475,606	5,468,709

Interest expense	(5,289)	(82,952)
Other income, net	116,843	129,157

Income before income taxes	3,587,160	5,514,914

Income taxes	1,327,249	2,040,518

Net income	$2,259,911	$3,474,396

Net income per common and common equivalent share
Basic	$0.27	$0.42
Diluted	$0.26	$0.41

Weighted average shares outstanding
Basic	8,397,695	8,221,190
Diluted	8,699,307	8,525,681

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2008

(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2008	8,396,162	$839,616	$4,276,872	$(1,132,129)	$62,201,745	$66,186,104
Change in accounting for split dollar life insurance arrangement pursuant to adoption of EITF 06-04 and 06-10 (Note 9)					(183,842)	(183,842)
Management restricted stock grant	132,871	13,287	(13,287)			—
Amortization of restricted stock grants			421,729			421,729
Amortization of stock option grants			62,083			62,083
Reclass of previously accrued stock based compensation related to restricted stock and stock options from accrued liabilities to equity			443,263			443,263
Exercise of stock options	3,000	300	15,450			15,750
Tax benefit from exercise of stock options			6,228			6,228
Cash dividend declared, $0.35 per share					(2,986,212)	(2,986,212)
Foreign currency translation adjustment, net of tax				(1,318,819)		(1,318,819)	$(1,318,819)
Net unrealized loss on restricted investments, net of tax				(46,032)		(46,032)	(46,032)
Net income					2,259,911	2,259,911	2,259,911
Comprehensive income						—	$895,060
Balance at November 30, 2008	8,532,033	$853,203	$5,212,338	$(2,496,980)	$61,291,602	$64,860,163

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended November 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,259,911	$3,474,396
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	702,977	681,759
Amortization	244,114	295,610
Provision for losses on trade receivables	18,221	33,887
Stock based compensation	690,477	414,534
Realized loss (gain) on restricted investments	147,391	(8,087)
Excess tax benefit from exercise of stock options	(6,228)	(24,183)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	2,246,110	(669,056)
Inventories	(1,871,084)	(1,653,618)
Prepaid expenses & other assets	(457,321)	(286,354)
Accounts payable	114,354	2,157,268
Accrued expenses	(3,492,212)	(484,294)
Accrued income taxes	1,145,457	728,853
Deferred compensation	(271,360)	(575,853)
Net cash provided by operating activities	1,470,807	4,084,862

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(633,143)	(896,094)
Purchases of intangible assets	—	(5,278)
Payments for acquisitions, net of cash acquired	—	(1,489,769)
Withdrawals from restricted investments, net of contributions	77,533	64,265
Distributions from cost based investment	1,004	20,619
Payments for cash surrender value life insurance, net of valuation decrease	(33,800)	(30,800)
Net cash used in investing activities	(588,406)	(2,337,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	6,039,894	5,949,645
Payments of principal on debt	(6,039,894)	(6,932,075)
Dividend paid	—	(2,055,565)
Proceeds from exercise of common stock options	15,750	—
Excess tax benefit from exercise of stock options	6,228	24,183
Net cash provided by (used in) financing activities	21,978	(3,013,812)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	904,379	(1,266,007)
Effect of foreign exchange rates on cash	(501,287)	58,217
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	3,917,018	2,443,750
CASH & CASH EQUIVALENTS, END OF PERIOD	$4,320,110	$1,235,960

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$—	$21,000
Property, plant & equipment additions included in accounts payable	$71,898	$—
Cash dividend declared	$2,986,212	$—

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (“Chase” or the “Company”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2008 in conjunction with the Company’s 2008 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2008, the results of operations and cash flows for the interim periods ended November 30, 2008 and 2007, and changes in stockholders’ equity for the interim period ended November 30, 2008.

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

The results of operations for the interim period ended November 30, 2008 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K.

Note 2 – Inventories

Inventories consist of the following as of November 30, 2008 and August 31, 2008:

	November 30, 2008	August 31, 2008
Raw materials	$10,495,052	$8,984,695
Finished and in process	7,634,992	7,476,228
Total Inventories	$18,130,044	$16,460,923

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended November 30,
	2008	2007
Net income	$2,259,911	$3,474,396

Weighted average common shares outstanding	8,397,695	8,221,190
Additional dilutive common stock equivalents	301,612	304,491
Diluted shares outstanding	8,699,307	8,525,681

Net income per share - Basic	$0.27	$0.42
Net income per share - Diluted	$0.26	$0.41

For the three months ended November 30, 2008 and 2007, stock options to purchase 250,000 and 0 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

Note 4 – Stock Based Compensation

In August 2007, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 48,600 shares to key members of management with an issue date of September 1, 2007 and a vesting date of August 31, 2010.  Based on the fiscal year 2008 financial results, 82,214 additional shares of restricted stock (total of 130,814 shares) were granted in the quarter ended November 30, 2008 in accordance with the performance measurement criteria. Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2008, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 50,657 shares to key members of management with an issue date of September 1, 2008 and a vesting date of August 31, 2011.  These shares are subject to a performance measurement based upon the results of fiscal year 2009 which will determine the final calculation of the number of shares that will be issued (which may be greater than or less than 50,657 shares). Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2008	2007
Revenues from external customers
Specialized Manufacturing	$26,707,702	$29,590,707
Electronic Manufacturing Services	4,360,803	5,045,131
Total	$31,068,505	$34,635,838

Income before income taxes
Specialized Manufacturing	$4,922,583	$6,447,863
Electronic Manufacturing Services	325,450	575,967
Total for reportable segments	5,248,033	7,023,830
Corporate and Common Costs	(1,660,873)	(1,508,916)
Total	$3,587,160	$5,514,914

	November 30, 2008	August 31, 2008
Total assets
Specialized Manufacturing	$61,850,079	$63,242,063
Electronic Manufacturing Services	13,207,859	13,819,114
Total for reportable segments	75,057,938	77,061,177
Corporate and Common Assets	12,671,191	13,235,565
Total	$87,729,129	$90,296,742

Note 6 – Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2008	$9,132,299	$5,998,888	$15,131,187
FX translation adjustment	(849,029)	—	(849,029)
Balance at November 30, 2008	$8,283,270	$5,998,888	$14,282,158

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets subject to amortization consist of the following at November 30, 2008 and August 31, 2008:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
November 30, 2008
Patents and agreements	12.7 years	$2,221,257	$1,921,126	$300,131
Formulas	9.4 years	1,142,094	423,259	718,835
Trade names	3.7 years	261,437	209,795	51,642
Customer lists and relationships	10.4 years	5,357,862	1,505,629	3,852,233
		$8,982,650	$4,059,809	$4,922,841

August 31, 2008
Patents and agreements	12.5 years	$2,280,827	$1,893,566	$387,261
Formulas	9.2 years	1,261,235	431,204	830,031
Trade names	3.8 years	281,294	204,269	77,025
Customer lists and relationships	10.4 years	6,152,134	1,583,561	4,568,573
		$9,975,490	$4,112,600	$5,862,890

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615 at November 30, 2008 and August 31, 2008.

The decrease in gross carrying value of intangible assets for the three months ended November 30, 2008 is due to a foreign currency translation loss of $992,840 related to the intangible assets associated with the Company’s European operations.

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2008 and 2007 was $244,114 and $295,610 respectively.  Estimated amortization expense for the remainder of fiscal year 2009 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2009 (remaining nine months)	$772,739
2010	915,309
2011	775,566
2012	754,988
2013	638,099
2014	581,595
$4,438,296

Note 7 – Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date was postponed and no new trial date has been set.  As of November 30, 2008, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

Note 8 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2008 and 2007 are as follows:

	Three Months Ended
	November 30, 2008	November 30, 2007
Service cost	$107,990	$103,313
Interest cost	136,705	125,913
Expected return on plan assets	(112,034)	(101,714)
Amortization of prior service cost	22,855	21,996
Amortization of unrecognized loss	13,518	10,122
Net periodic benefit cost	$169,034	$159,630

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2008, the Company was not required to make any contributions nor did it make any voluntary contributions to the pension plan in the current fiscal year.

Note 9 – Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  In March 2007, the EITF reached a final conclusion on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  Both of these Issues stipulate that an agreement by an employer to make life insurance premium payments and/or share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for by the employer.  The Issues conclude that the purchase of a split-dollar life insurance policy does not constitute a settlement and, therefore, a liability for the postretirement obligation must be recognized.  EITF Issues 06-04 and 06-10 allow the Company to record the initial recognition of the liability through stockholders’ equity.

The Company adopted EITF Issues 06-04 and 06-10 on September 1, 2008.  The net liability related to these postretirement benefits was calculated as the difference between the present value of future premiums to be paid by the Company reduced by the present value of these expected proceeds to be returned to the Company upon the insured’s death.  The Company prepared its calculation by using mortality assumptions which were based on the 2008 Combined Static Mortality Table, and an appropriate discount rate.  Upon the adoption of EITF Issues 06-04 and 06-10, the Company recorded a decrease of $183,842 to stockholders’ equity which represents the Company’s net liability related to these postretirement obligations.  Ongoing expenses in future years will be recognized through operations.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements.  FAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FSP 157-2 “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

The implementation of FAS 157 for financial assets and financial liabilities, effective September 1, 2008 for the Company, did not have a material impact on the Company’s consolidated financial position and results of operations.  The Company is currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  FAS 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within level 1 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2008:

		Fair value measurements at November 30, 2008 using:
	Balance at 11/30/08	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$554,326	$554,326	$—	$—
	$554,326	$554,326	$—	$—

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS No. 115”, (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. Upon adoption of FAS 159 as of September 1, 2008, the Company elected to not apply the provisions of FAS 159 to its eligible assets and liabilities.  As such, the adoption of FAS 159 did not impact the Company’s consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.  The Company expects that FAS 141R will have an impact on accounting for future business combinations once adopted, but the effect is dependent upon acquisitions at that time.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2008.

Overview

The first quarter of fiscal 2009 proved challenging. Sales and profits across most of the Company’s product lines were down from the prior year, reflecting the impact of the poor economy and global recession that has led to decreased demand and uncertainty for consumer and industrial products.  Additionally, the financial results of the Company’s European Operations continue to be negatively impacted by the weakening pound sterling whose value against the dollar decreased 26% from November 2007 to November 2008. Revenues from the Specialized Manufacturing segment were below those of the same period in the prior year primarily due to decreased demand from key customers in many markets including the transportation, digital & print media, electronic coatings and construction product lines.  This segment’s revenues in the current quarter were also lower as compared to the prior year quarter due to a reduction in pipeline sales as a large, non-recurring construction project that was several years in the making was realized in the first quarter of the prior year.  For the remainder of the fiscal year, the Company’s key brands which include HumiSeal®, PaperTyger®, Chase & Sons®, Royston®, Tapecoat® and Chase BlH2Ock® will remain a primary focus in this segment’s effort to grow sales organically. Streamlining and consolidating operations to maximize production efficiencies across all product lines will remain a priority of management.

The Chase Electronic Manufacturing Services segment is also facing softness in some key market segments which led to a reduced order backlog during the latter portion of fiscal 2008 that resulted in lower sales and profits in the current quarter as compared to the prior year period.  The demand for products and services in this segment is expected to be fluid as many of the Company’s key customers assess inventory levels and their own customer demand as we enter 2009.  Although the Company’s operating results from this segment should continue to be positive, they may not be at the same level as the prior fiscal year.

Management will remain proactive in addressing the uncertainties presented by the current global economy by recognizing competitive threats and quickly seizing opportunities as they arise, especially in the Company’s second quarter ending in February which is traditionally a slower time of year for many of its product lines.  Positioning its brands and eight core product lines for success both domestically and internationally, the Company will continue its emphasis of maintaining a diversified product mix.  Reduced demand for consumer and industrial products due to the current economic conditions, along with continued pressure on gross margins, will be the biggest challenges for the remainder of the current fiscal year.  Management will continue its ongoing efforts to reduce costs through strategic consolidation within its own organization while at the same time providing capacity for growth.  The Company is essentially debt-free with substantial borrowing capacity for any acquisition opportunities and facility reorganization needs.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Three Months Ended November 30,
	2008		2007
Revenues from external customers
Specialized Manufacturing	$26,708	86%	$29,591	85%
Electronic Manufacturing Services	4,361	14%	5,045	15%
Total	$31,069		$34,636

Income before income taxes
Specialized Manufacturing	$4,923	18%	$6,448	22%
Electronic Manufacturing Services	325	7%	576	11%
Total for reportable segments	5,248	17%	7,024	20%
Corporate and Common Costs	(1,661)		(1,509)
Total	$3,587	12%	$5,515	16%

Total Revenues

Total revenues decreased $3,567,000 or 10% to $31,069,000 for the quarter ended November 30, 2008 compared to $34,636,000 in the prior year quarter.  Revenues from the Company’s Specialized Manufacturing segment decreased $2,883,000 or 10% to $26,708,000 for the quarter ended November 30, 2008 compared to $29,591,000 in the prior year quarter.  The decrease in revenues is primarily due to the following: (a) decreased sales of $1,834,000 in the Transportation (primarily a result of the strike at Boeing which negatively impacted sales of our Insulfab brand) and Digital & Print Media product lines; (b) decreased sales of $850,000 in the Electronic Coatings product lines; (c) decreased sales of $436,000 in the Construction product lines; and (d) decreased sales of $942,000 in the Pipeline product line due to a large, non-recurring construction project completed in the prior year quarter.  The decreases in revenues were partially offset by increased sales of $928,000 from Chase Protective Coatings Ltd which was formed by the Company in September 2007 and is beginning to experience stronger results in fiscal 2009.

Revenues from the Company’s Electronic Manufacturing Services segment decreased $684,000 or 14% to $4,361,000 in the current quarter compared to $5,045,000 in the same period last year.  The decline in revenues in the current quarter is primarily a result of decreased customer orders as certain existing customers continue to reassess their order activity due to higher current inventory levels as the overall economic downturn has negatively impacted their sales.  Additionally, the softness in anticipated demand from new customers and projects has affected sales in this segment.

Cost of Products and Services Sold

Cost of products and services sold decreased $1,405,000 or 6% to $21,559,000 in the quarter ended November 30, 2008 compared to $22,964,000 in the same period in fiscal 2008.  Cost of products and services sold in the Company’s Specialized Manufacturing segment was $17,838,000 for the first three months of fiscal 2009 compared to $18,806,000 for the same period in the prior year.  Cost of products and services sold in the Company’s Electronic Manufacturing Services segment was $3,721,000 compared to $4,158,000 for the same period last year.

The following table summarizes the relative percentages of revenues for cost of products and services sold for both of the Company’s reporting segments:

	Three Months Ended November 30,
	2008	2007
Specialized Manufacturing	67%	64%
Electronic Manufacturing Services	85%	82%
Total	69%	66%

The dollar value decrease in the Specialized Manufacturing segment’s cost of products and services sold was a direct result of lower revenues during the first three months of fiscal 2009.  As a percentage of revenues, cost of products and services sold in this segment increased primarily due to increased sales of lower margin products and the impact of fixed manufacturing overhead costs on a lower revenue base.  Additionally, margin pressures across many of the Company’s key product lines remain a challenge as management works to hold selling prices in light of the decrease in the cost of petroleum based raw materials.

The decrease in dollar value of cost of products and services sold in the Company’s Electronic Manufacturing segment was also a direct result of lower revenues in the first three months of fiscal 2009.  As a percentage of revenues, cost of products and services sold in this segment increased due to continued competitive pricing pressures and overall decreased demand in this segment. Additionally, recent additional costs related to facility and production improvements were incurred as a result of this segment’s focus on new customer acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $169,000 or 3% to $6,034,000 in the quarter ended November 30, 2008 compared to $6,203,000 in the same period in fiscal 2008.  The decrease in the current quarter over the prior year period is primarily attributable to decreased sales commissions and other selling related expenses.  This was partially offset by increased stock based compensation of $276,000 related to the Company’s long term incentive plan which resulted in increased amortization expense on prior year restricted stock grants due to the fiscal 2008 financial results.

Interest Expense

Interest expense decreased $78,000 or 94% to $5,000 in the quarter ended November 30, 2008 compared to $83,000 in the same period in fiscal 2008.  The decrease in interest expense is a direct result of a reduction in the Company’s overall debt balances through principal payments from operating cash flow and an overall decrease in interest rates.

Other Income (Expense)

Other income decreased $12,000 or 9% to $117,000 in the quarter ended November 30, 2008 compared to $129,000 in the same period in the prior year.  Other income includes bank interest earned by the Company’s Humiseal Europe division and monthly rental income of $14,875 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a thirty-six month rental agreement commencing on December 1, 2006 and expiring on November 30, 2009.  The decrease in other income from the prior year is primarily due to lower interest rates on cash and cash equivalents.

Net Income

Net income decreased $1,214,000 or 35% to $2,260,000 in the quarter ended November 30, 2008 compared to $3,474,000 in the same period in the prior year.  The decrease in the current quarter is a direct result of decreased revenue across the Company’s core product lines coupled with increased sales of lower margin products and the impact of fixed manufacturing overhead costs on a lower revenue base  as compared to the prior year period.

Liquidity and Sources of Capital

The Company’s cash balance increased $403,000 to $4,320,000 at November 30, 2008 from $3,917,000 at August 31, 2008.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to maintain a low cash balance.  The high cash balance at November 30, 2008 was a result of cash flow generated during the quarter of which a large portion was subsequently used in December 2008 to pay the Company’s annual dividend.  Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

Cash flow provided by operations was $1,471,000 in the first quarter of fiscal year 2009 compared to $4,085,000 in the prior year’s first quarter.  Cash provided by operations during the first three months of fiscal year 2009 was primarily due to operating income and decreased accounts receivable balances offset by increased inventory balances due to a decrease in sales volume and increased accrued expenses mainly due to the annual cash dividend declared.

The ratio of current assets to current liabilities was 2.4 as of November 30, 2008 compared to 2.3 as of August 31, 2008.  The increase in the Company’s current ratio at November 30, 2008 was primarily attributable to increases in cash and inventory along with decreases in accrued payroll and accrued income taxes which were partially offset by a decrease in accounts receivable coupled with an increase in accrued expenses.

Cash flow used in investing activities of $588,000 was primarily due to $579,000 paid for purchases related to the build out of the Company’s manufacturing facility in greater Pittsburgh, PA.

Cash flow used in financing activities of $22,000 was minimal due to the Company’s ability to use cash flow from operations in the prior year to repay all outstanding debt balances.  Additionally, the annual dividend payment was accrued for but not paid until December 2008.

On October 14, 2008, the Company announced a cash dividend of $0.35 per share (totaling approximately $2,986,000) to shareholders of record on October 31, 2008, and payable on December 3, 2008.

The Company continues to have long-term unsecured credit available up to $10 million at the bank’s base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent.  As of November 30, 2008, the entire amount of $10 million was available for use under this credit facility.  The Company plans to use this availability to help finance its cash needs, including acquisitions, in fiscal 2009 and future periods.

As of December 31, 2008, the Company had $8.0 million in available credit under this credit facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of November 30, 2008.  The credit facility currently has a maturity date of March 31, 2011.

The Company currently has an ongoing capital project that is related to the build out of its manufacturing facility in greater Pittsburgh, PA.  It also plans on adding additional machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its other manufacturing plants.  Additionally, the Company may consider the acquisitions of companies or other assets in fiscal 2009 which are complementary to its business.  The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available at favorable terms, if at all.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

The Company does not have any significant off balance sheet arrangements.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s Form 10-K for the fiscal year ended August 31, 2008 for a complete discussion of the Company’s contractual obligations.  There were no material changes to the Company’s contractual obligations for the quarter ended November 30, 2008.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.  The Company expects that FAS 141R will have an impact on accounting for future business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In February 2008, the FASB issued SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS 157-2”), which provides a one-year deferral of the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The implementation of FAS 157 for financial assets and financial liabilities, effective September 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations.  The Company is currently assessing the impact of FAS 157-2 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, it must make estimates and judgments that affect its reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, the Company reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from its estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. The Company bases its estimates and judgments on historical experience and other assumptions that it believes to be reasonable at the time and under the circumstances, and it evaluates these estimates and judgments on an ongoing basis. The Company refers to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the three months ended November 30, 2008 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s Form 10-K for the fiscal year ended August 31, 2008.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 concerning certain factors that could cause the Company’s actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company limits the amount of credit exposure to any one issuer.  At November 30, 2008, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

The Company’s domestic operations have limited currency exposure since substantially all invoices are denominated in U.S. dollars. However, the Company’s European operations are subject to currency exchange fluctuations.  The Company continues to review its policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  Historically, the Company has maintained minimal cash balances outside the U.S.  As of November 30, 2008, the Company had cash balances in the United Kingdom for its Humiseal Europe Ltd and Chase Protective Coatings divisions denominated primarily in pounds sterling and equal to US $1,333,898 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $375,217.  Management will continue to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

The Company incurred a foreign currency translation loss, net of tax for the three months ended November 30, 2008 in the amount of $1,318,819 related to its European operations which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity.  The Company does not have or utilize any derivative financial instruments.

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

The Company carries out a variety of ongoing procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1– Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date was postponed and no new trial date has been set.  As of November 30, 2008, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

Item 1A – Risk Factors

Please refer to Item 1A in the Company’s Form 10-K for the fiscal year ended August 31, 2008 for a complete discussion of the risk factors which could materially affect the Company’s business, financial condition or future results.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Severance Agreement between the Company and Gregory A. Pelagio dated October 1, 2008.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: January 9, 2009	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: January 9, 2009	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas,
Chief Financial Officer and Treasurer