Form 10-Q
period 2009-02-28
CHASE CORP
filed 2009-04-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

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

The number of shares of Common Stock outstanding as of March 31, 2009 was 8,544,372.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2009

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2009	August 31, 2008
ASSETS
Current Assets
Cash & cash equivalents	$2,571,573	$3,917,018
Accounts receivable, less allowance for doubtful accounts of $354,965 and $446,840	12,681,270	18,968,989
Inventories	15,945,015	16,460,923
Prepaid expenses and other current assets	1,140,120	767,187
Deferred income taxes	1,309,801	1,309,801
Total current assets	33,647,779	41,423,918

Property, plant and equipment, net	23,774,385	21,904,742

Other Assets
Goodwill	14,014,746	15,131,187
Intangible assets, less accumulated amortization of $4,168,042 and $4,112,600	4,490,086	5,874,505
Cash surrender value of life insurance	5,190,698	5,111,099
Restricted investments	519,626	825,282
Other assets	25,005	26,009
	$81,662,325	$90,296,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,545,228	$7,695,539
Accrued payroll and other compensation	1,053,558	3,649,271
Accrued stock based compensation	2,057,595	1,676,076
Accrued expenses - current	2,691,609	4,843,295
Total current liabilities	10,347,990	17,864,181

Long-term debt	655,422	—
Deferred compensation	1,542,916	2,259,617
Accrued pension obligation	3,683,002	3,350,998
Accrued expenses	183,842	—
Deferred income taxes	323,835	635,842

Commitments and Contingencies (Note 7)

Stockholders’ Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued Common stock, $.10 par value: Authorized 20,000,000 shares; 8,544,372 at February 28, 2009 and 8,396,162 at August 31, 2008 issued and outstanding	854,437	839,616
Additional paid-in capital	5,434,232	4,276,872
Accumulated other comprehensive income	(3,109,420)	(1,132,129)
Retained earnings	61,746,069	62,201,745
Total stockholders’ equity	64,925,318	66,186,104
Total liabilities and stockholders’ equity	$81,662,325	$90,296,742

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Revenue
Sales	$22,751,118	$27,871,519	$53,357,764	$62,095,397
Royalty and commissions	252,929	375,058	714,788	787,018
	23,004,047	28,246,577	54,072,552	62,882,415
Costs and Expenses
Cost of products and services sold	17,639,696	19,708,382	39,199,050	42,672,334
Selling, general and administrative expenses	4,847,097	5,660,308	10,880,642	11,863,485

Operating income	517,254	2,877,887	3,992,860	8,346,596

Interest expense	(5,046)	(62,751)	(10,335)	(145,703)
Other income, net	209,168	144,808	326,011	273,965

Income before income taxes	721,376	2,959,944	4,308,536	8,474,858

Income taxes	266,909	1,095,179	1,594,158	3,135,697

Net income	$454,467	$1,864,765	$2,714,378	$5,339,161

Net income per common and common equivalent share
Basic	$0.05	$0.23	$0.32	$0.65
Diluted	$0.05	$0.22	$0.31	$0.62

Weighted average shares outstanding
Basic	8,402,995	8,280,098	8,401,041	8,226,315
Diluted	8,729,540	8,633,253	8,715,448	8,570,050

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2009

(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2008	8,396,162	$839,616	$4,276,872	$(1,132,129)	$62,201,745	$66,186,104
Change in accounting for split dollar life insurance arrangement pursuant to adoption of EITF 06-04 and 06-10 (Note 9)					(183,842)	(183,842)
Restricted stock grants	145,210	14,521	(14,521)			—
Amortization of restricted stock grants			582,607			582,607
Amortization of stock option grants			124,333			124,333
Reclass of previously accrued stock based compensation related to restricted stock and stock options from accrued liabilities to equity			443,263			443,263
Exercise of stock options	3,000	300	15,450			15,750
Tax benefit from exercise of stock options			6,228			6,228
Cash dividend paid, $0.35 per share					(2,986,212)	(2,986,212)
Foreign currency translation adjustment, net of tax				(1,944,533)		(1,944,533)	$(1,944,533)
Net unrealized loss on restricted investments, net of tax				(32,758)		(32,758)	(32,758)
Net income					2,714,378	2,714,378	2,714,378
Comprehensive income						—	$737,087
Balance at February 28, 2009	8,544,372	$854,437	$5,434,232	$(3,109,420)	$61,746,069	$64,925,318

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 28, 2009	February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,714,378	$5,339,161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,416,212	1,342,836
Amortization	468,546	587,484
Provision for losses on trade receivables	(76,991)	28,039
Stock based compensation	1,120,677	925,590
Realized loss (gain) on restricted investments	190,213	(63,242)
Excess tax benefit from exercise of stock options	(6,228)	(308,759)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	5,948,666	1,418,424
Inventories	255,091	(3,290,128)
Prepaid expenses & other assets	(407,091)	(178,182)
Accounts payable	(3,125,163)	284,944
Accrued expenses	(3,457,741)	(125,630)
Accrued income taxes	1,414,779	(234,754)
Deferred compensation	(716,701)	(823,531)
Net cash provided by operating activities	5,738,647	4,902,252

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,606,880)	(1,497,078)
Contingent purchase price for acquisition	—	(5,277)
Payments for acquisitions, net of cash acquired	(334,507)	(1,489,769)
Withdrawals from restricted investments, net of contributions	60,846	148,066
Distributions from cost based investment	1,004	20,619
Payments for cash surrender value life insurance, net of valuation decrease	(79,599)	(61,599)
Net cash used in investing activities	(3,959,136)	(2,885,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	12,290,479	14,719,810
Payments of principal on debt	(11,635,057)	(16,336,601)
Dividend paid	(2,986,212)	(2,067,715)
Proceeds from exercise of common stock options	15,750	127,437
Excess tax benefit from exercise of stock options	6,228	308,759
Net cash used in financing activities	(2,308,812)	(3,248,310)

DECREASE IN CASH & CASH EQUIVALENTS	(529,301)	(1,231,096)
Effect of foreign exchange rates on cash	(816,144)	(73,358)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	3,917,018	2,443,750

CASH & CASH EQUIVALENTS, END OF PERIOD	$2,571,573	$1,139,296

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$105,000	$105,000
Common stock received for payment of stock option exercises	$—	$21,000
Property, plant & equipment additions included in accounts payable	$132,052	$—
Acquisition holdback payments, previously accrued for	$302,869	$—

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of February 28, 2009, the results of operations and cash flows for the interim periods ended February 28, 2009 and February 29, 2008, and changes in stockholders’ equity for the interim period ended February 28, 2009.

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

Certain amounts reported in prior years have been reclassified to be consistent with the current year presentation.  In the quarter ended November 30, 2008, the Company reclassed $443,263 of stock based compensation awards from accrued liabilities to stockholders’ equity.  The Company determined that the stock based compensation previously recorded in fiscal 2008 as a liability should be recorded in stockholder’s equity due to the fact that these awards were going to be settled in equity shares.  This reclassification entry had no impact on the statement of operations or cash flows.

The results of operations for the interim period ended February 28, 2009 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K.

Note 2 — Inventories

Inventories consist of the following as of February 28, 2009 and August 31, 2008:

	February 28, 2009	August 31, 2008
Raw materials	$9,297,574	$8,984,695
Finished and in process	6,647,441	7,476,228
Total Inventories	$15,945,015	$16,460,923

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 — Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income	$454,467	$1,864,765	$2,714,378	$5,339,161

Weighted average common shares outstanding	8,402,995	8,280,098	8,401,041	8,226,315
Additional dilutive common stock equivalents	326,545	353,155	314,407	343,735
Diluted shares outstanding	8,729,540	8,633,253	8,715,448	8,570,050

Net income per share - Basic	$0.05	$0.23	$0.32	$0.65
Net income per share - Diluted	$0.05	$0.22	$0.31	$0.62

For the three and six months ended February 28, 2009 and February 29, 2008, stock options to purchase 250,000 and 0 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

Note 4 — Stock Based Compensation

In August 2007, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 48,600 shares to key members of management with an issue date of September 1, 2007 and a vesting date of August 31, 2010.  Based on the fiscal year 2008 financial results, 82,214 additional shares of restricted stock (total of 130,814 shares) were granted in the quarter ended November 30, 2008 in accordance with the performance measurement criteria.  Subsequent to fiscal year 2008, no further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

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

As part of their annual retainer, non-employee members of the Board of Directors receive a combined total of $135,000 of Chase Corporation common stock, in the form of Restricted Stock valued at the closing price of the day preceding the first day of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award vests one year from the date of grant.  In January 2009, non-employee members of the Board received a total grant of 12,339 shares of restricted stock for service for the period from February 1, 2009 through February 1, 2010.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve month vesting period.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues from external customers
Specialized Manufacturing	$18,963,495	$24,205,162	$45,671,197	$53,795,869
Electronic Manufacturing Services	4,040,552	4,041,415	8,401,355	9,086,546
Total	$23,004,047	$28,246,577	$54,072,552	$62,882,415

Income before income taxes
Specialized Manufacturing	$1,429,121	$3,752,907	$6,351,704	$10,200,770
Electronic Manufacturing Services	397,153	470,253	722,603	1,046,220
Total for reportable segments	1,826,274	4,223,160	7,074,307	11,246,990
Corporate and Common Costs	(1,104,898)	(1,263,216)	(2,765,771)	(2,772,132)
Total	$721,376	$2,959,944	$4,308,536	$8,474,858

The Company’s products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues for the three and six month periods ended February 28, 2009 and February 29, 2008.

	February 28, 2009	August 31, 2008
Total assets
Specialized Manufacturing	$59,257,523	$63,242,063
Electronic Manufacturing Services	12,742,861	13,819,114
Total for reportable segments	72,000,384	77,061,177
Corporate and Common Assets	9,771,941	13,235,565
Total	$81,772,325	$90,296,742

As of February 28, 2009 and August 31, 2008, the Company had long-lived assets (defined as providing the company with a future economic benefit beyond the current year or operating period, including buildings, equipment, goodwill and other intangibles) of $8,161,524 and $10,793,325, respectively, located in the United Kingdom.  The decrease in gross carrying value of these long-lived assets for the six months ended February 28, 2009 is primarily due to foreign currency translation loss.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2008	$9,132,299	$5,998,888	$15,131,187
Acquisition of Capital Services - working capital adjustment	31,638	—	31,638
FX translation adjustment	(1,148,079)	—	(1,148,079)
Balance at February 28, 2009	$8,015,858	$5,998,888	$14,014,746

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at February 28, 2009 and August 31, 2008:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
February 28, 2009
Patents and agreements	12.7 years	$2,226,571	$1,974,994	$251,577
Formulas	9.5 years	1,117,627	455,302	662,325
Trade names	3.7 years	269,277	226,274	43,003
Customer lists and relationships	10.3 years	5,033,038	1,511,472	3,521,566
		$8,646,513	$4,168,042	$4,478,471

August 31, 2008
Patents and agreements	12.5 years	$2,280,827	$1,893,566	$387,261
Formulas	9.2 years	1,261,235	431,204	830,031
Trade names	3.8 years	281,294	204,269	77,025
Customer lists and relationships	10.4 years	6,152,134	1,583,561	4,568,573
		$9,975,490	$4,112,600	$5,862,890

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615 at February 28, 2009 and August 31, 2008.

The decrease in gross carrying value of intangible assets for the six months ended February 28, 2009 is due to a foreign currency translation loss of $1,328,977 related to the intangible assets associated with the Company’s European operations.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2009 and February 29, 2008 was $468,546 and $587,484, respectively.  Estimated amortization expense for the remainder of fiscal year 2009 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2009 (remaining six months)	$503,206
2010	915,309
2011	775,566
2012	754,988
2013	638,099
2014	581,595
$4,168,763

Note 7 – Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date was postponed and no new trial date has been set.  As of March 31, 2009, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

Note 8 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2009 and February 29, 2008 are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Service cost	$107,990	$103,313	$215,980	$206,626
Interest cost	136,705	125,913	273,410	251,826
Expected return on plan assets	(112,034)	(101,714)	(224,068)	(203,428)
Amortization of prior service cost	22,855	21,996	45,710	43,992
Amortization of unrecognized loss	13,518	10,122	27,036	20,244
Net periodic benefit cost	$169,034	$159,630	$338,068	$319,260

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 28, 2009, the Company had not made any contributions in the current fiscal year to fund its obligations under the pension plan.  However, the Company plans to contribute $250,000 to fund pension plan obligations in the fiscal year ending August 31, 2009.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  In March 2007, the EITF reached a final conclusion on Issue 06–10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  Both of these Issues stipulate that an agreement by an employer to make life insurance premium payments and/or share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for by the employer.  The Issues conclude that the purchase of a split-dollar life insurance policy does not constitute a settlement and, therefore, a liability for the postretirement obligation must be recognized.  EITF Issues 06-04 and 06-10 allow the Company to record the initial recognition of the liability through stockholders’ equity.

The Company adopted EITF Issues 06-04 and 06-10 on September 1, 2008.  The net liability related to these postretirement benefits was calculated as the difference between the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured’s death.  The Company prepared its calculation by using mortality assumptions which were based on the 2008 Combined Static Mortality Table, and an appropriate discount rate.  Upon the adoption of EITF Issues 06-04 and 06-10, the Company recorded a decrease of $183,842 to stockholders’ equity which represents the Company’s net liability related to these postretirement obligations.  Ongoing expenses in future years will be recognized through operations.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within Level 1 in the fair value hierarchy.  The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2009:

		Fair value measurements at February 28, 2009 using:
	Balance at 02/28/09	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$519,626	$519,626	$—	$—
	$519,626	$519,626	$—	$—

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

Note 11 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141.  FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is to be applied prospectively to business combinations with an acquisition date in fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company expects that FAS 141R will have an impact on accounting for future business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

Overview

The Company continues to face challenges in the current economic environment as both sales and profits across most of the Company’s product lines remain down from the prior year.  While the Company’s second quarter ending in February is traditionally a slower time of year for many of its product offerings, this year has also been influenced by the global recession that has led to decreased demand and uncertainty for consumer and industrial products.   As discussed in the prior quarter, the financial results of the Company’s European Operations continue to be negatively impacted by the weakening pound sterling and euro whose values against the dollar have decreased 28% and 16%, respectively, from February 2008 to February 2009.  In spite of the decreased demand that has impacted sales volumes, management continues to be focused on maximizing production efficiencies across all product lines to maintain profit margins.

Revenues for the Chase Electronic Manufacturing Services business remained relatively flat in the second quarter as compared to the prior year period, as the focus on expanding this segment’s customer base has helped offset reduced demand for products and services from many of this segment’s key customers as they continue to assess inventory levels and their own customer demand.  We expect this segment’s operating results to continue to be profitable, but not at the same level observed in the prior fiscal year.  For the remainder of fiscal 2009, management’s attention will be on maintaining a healthy backlog of customer orders and proactively managing overhead costs.

Given the current economy, the Company has placed added importance on its supply chain management, consolidation goals and continuous improvement programs.  Cost control efforts have been intensified but are balanced with strategic investment to increase capabilities and productivity.  As part of this effort, the Company has acquired property (land and building) in Oxford, MA to reduce off-site storage expenses and provide capacity for future growth.   The Company has a strong balance sheet with substantial borrowing capacity for acquisition opportunities and facility reorganization needs.

The Company has two reportable segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Specialized Manufacturing	• Wire and Cable • Electronic Coatings • Transportation • Pipeline • Construction • Packaging and Industrial • Digital and Print Media

Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications, moisture protective coatings for electronics, high performance polymeric asphalt additives, expansion and control joint systems for use in the transportation and architectural markets, and custom pressure sensitive labels.

Electronic Manufacturing Services	• Contract Electronic Manufacturing Services

Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Three Months Ended				Six Months Ended
	February 28, 2009		February 29, 2008		February 28, 2009		February 29, 2008
Revenues from external customers
Specialized Manufacturing	$18,963	82%	$24,205	86%	$45,671	84%	$53,796	86%
Electronic Manufacturing Services	4,041	18%	4,042	14%	8,402	16%	9,086	14%
Total	$23,004		$28,247		$54,073		$62,882

Income before income taxes
Specialized Manufacturing	$1,429	8%	$3,753	16%	$6,352	14%	$10,201	19%
Electronic Manufacturing Services	397	10%	470	12%	722	9%	1,046	12%
Total for reportable segments	1,826	8%	4,223	15%	7,074	13%	11,247	18%
Corporate and Common Costs	(1,105)		(1,263)		(2,765)		(2,772)
Total	$721	3%	$2,960	10%	$4,309	8%	$8,475	13%

Note:  Percentages listed represent % of Revenues from External Customers (for each respective segment and period)

Total Revenues

Total revenues decreased $5,243,000 or 19% to $23,004,000 for the quarter ended February 28, 2009 compared to $28,247,000 in the same quarter of the prior year.  Total revenues decreased $8,809,000 or 14% to $54,073,000 in the fiscal year to date period compared to $62,882,000 in the same period in fiscal 2008.

Revenues from the Company’s Specialized Manufacturing segment decreased $5,242,000 and $8,125,000, in the current quarter and year to date periods, respectively.    The decrease in revenues as compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively: (a) decreased sales of $1,699,000 and $2,546,000 in the Electronic Coatings product lines due to decreased demand in the electronic and automotive markets; (b) decreased sales of $1,058,000 and $2,435,000 in the Pipeline and Construction product lines; (c) decreased sales of $26,000 and $1,258,000 in the Transportation product line (primarily a result of the strike at Boeing which negatively impacted sales of our Insulfab product); (d) decreased sales of $358,000 and $958,000 in the Digital & Print Media product line; and (e) decreased sales of $1,445,000 and $1,559,000 in the Wire & Cable market primarily due to decreased demand in the energy and communications markets.  These decreases in revenues were partially offset by increased year to date sales of $815,000 from Chase Protective Coatings Ltd., which was formed by the Company in September 2007.

Compared to the prior year periods, revenues from the Company’s Electronic Manufacturing Services segment decreased $1,000 and $685,000 in the current quarter and year to date periods, respectively.  Although this business is facing softness in some key market segments, revenues remained relatively flat in the current quarter compared to the prior year period.  Sales from new customers and increased orders received from several existing customers offset reduced demand due to the economic recession. This segment’s decrease in year to date sales compared to the prior year period is primarily a result of decreased customer orders as many of the Company’s key customers continue to assess their inventory levels and closely monitor their own customers’ demand during this economic downturn.

Cost of Products and Services Sold

Cost of products and services sold decreased $2,068,000 or 10% to $17,640,000 for the quarter ended February 28, 2009 compared to $19,708,000 in the prior year quarter.  Cost of products and services sold decreased $3,473,000 or 8% to $39,199,000 in the fiscal year to date period compared to $42,672,000 in the same period in fiscal 2008.

Cost of products and services sold in the Company’s Specialized Manufacturing segment were $14,279,000 and $32,117,000 in the current quarter and year to date periods compared to $16,436,000 and $35,242,000 in the comparable periods in the prior year.  Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $3,361,000 and $7,082,000 in the current quarter and year to date periods compared to $3,272,000 and $7,430,000 in the comparable periods in the prior year.

The following table summarizes the relative percentages of revenues for costs of products and services sold for both of the Company’s reporting segments:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Specialized Manufacturing	75%	68%	70%	66%
Electronic Manufacturing Services	83%	81%	84%	82%
Total	77%	70%	72%	68%

As a percentage of revenues, cost of products and services sold in the Specialized Manufacturing segment was higher primarily due to decreased sales of higher margin products and the increased share of total sales that were made up of lower margin products, coupled with the impact of fixed manufacturing overhead costs on a lower revenue base.  Additionally, margin pressures across many of the Company’s key product lines remain a challenge as management works to hold selling prices firm in light of the decrease in the cost of petroleum based raw materials compared to last year.

The increase in dollar value of cost of products and services sold for the current quarter as compared to the prior year period for the Electronic Manufacturing Services segment is primarily due to additional costs related to facility and production improvements which were incurred as a result of this segment’s focus on new customer business.  As a percentage of revenues, cost of products and services sold in this segment increased due to continued competitive pricing pressures and the previously mentioned additional facility and production improvement costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $813,000 or 14% to $4,847,000 for the quarter ended February 28, 2009 compared to $5,660,000 in the prior year quarter.    Selling, general and administrative expenses decreased $982,000 or 8% to $10,881,000 in the fiscal year to date period compared to $11,863,000 in the same period in fiscal 2008.

The decrease in the current quarter and year to date period over the prior year periods is primarily attributable to the Company’s continued emphasis on cost control with selling and administrative expenses, including reduced annual incentive compensation and external consulting costs.  Additionally, lower revenues for the current quarter and year to date periods as compared to the prior year periods have led to decreased sales commissions and other selling related expenses.  The year to date decrease was partially offset by increased stock based compensation of $195,000 in fiscal 2009 primarily related to additional shares of restricted stock issued in September 2008 based on the Company’s financial results for the fiscal year ending August 31, 2008.  In accordance with the Company’s long term incentive plan, compensation expense related to these shares is being recognized on a ratable basis over the three year vesting period ending August 31, 2010.

Interest Expense

Interest expense decreased $58,000 or 92% to $5,000 for the quarter ended February 28, 2009 compared to $63,000 in the prior year quarter.  Interest expense decreased $136,000 or 93% to $10,000 for the fiscal year to date period ended February 28, 2009 compared to $146,000 in the same period in fiscal 2008.  The decrease in interest expense in both the current quarter and year to date period is a direct result of a reduction in the Company’s overall debt balances through principal payments from operating cash flow and an overall decrease in interest rates.

Other Income (Expense)

Other income increased $64,000 or 44% to $209,000 for the quarter ended February 28, 2009 compared to $145,000 in the prior year quarter.  Other income increased $52,000 or 19% to $326,000 for the fiscal year to date period ended February 28, 2009 compared to $274,000 in the same period in fiscal 2008. Other income includes bank interest earned by the Company’s Humiseal Europe division and monthly rental income of $14,875 on property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. under a thirty-six month rental agreement commencing on December 1, 2006 and expiring on November 30, 2009.

Net Income

Net income decreased $1,411,000 or 76% to $454,000 in the quarter ended February 28, 2009 compared to $1,865,000 in the prior year quarter.  Net income decreased $2,625,000 or 49% to $2,714,000 for the fiscal year to date period ended February 28, 2009 compared to $5,339,000 in the same period in fiscal 2008.   The decrease in net income in both the current quarter and year to date periods compared to the prior year periods is a direct result of decreased revenue across the Company’s core product lines as discussed previously.

Liquidity and Sources of Capital

The Company’s cash balance decreased $1,345,000 to $2,572,000 at February 28, 2009 from $3,917,000 at August 31, 2008.  Generally, the Company manages its borrowings and payments under its revolving line of credit in order to utilize cash flows to pay down outstanding bank debt.  The increased cash balance at August 31, 2008 was a result of cash flow generated during the year, after repaying all outstanding balances on the Company’s existing debt.  Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

Cash flow provided by operations was $5,739,000 in the first six months of fiscal year 2009 compared to $4,902,000 in the prior year period.  Cash provided by operations during the first half of fiscal 2009 was primarily due to operating income and increased collection of accounts receivable offset by decreased accounts payable and accrued expenses.

The ratio of current assets to current liabilities was 3.3 as of February 28, 2009 compared to 2.3 as of August 31, 2008.  The increase in the Company’s current ratio at February 28, 2009 was primarily attributable to decreases in accounts payable, accrued payroll and accrued expenses which were partially offset by decreases in cash and accounts receivable coupled with an increase in accrued stock based compensation.

Cash flow used in investing activities of $3,959,000 was primarily due to $2,351,000  paid for the purchase of real property in Oxford, MA, $605,000 paid for purchases related to the build out of the Company’s manufacturing facility in greater Pittsburgh, PA, and cash paid for purchases of machinery and equipment at the Company’s other manufacturing locations.

Cash flow used in financing activities of $2,309,000  reflects the $2,986,000 paid for the Company’s annual dividend payment offset by increased borrowings under the existing line of credit.

On October 14, 2008, the Company announced a cash dividend of $0.35 per share (totaling $2,986,212) to shareholders of record on October 31, 2008, which was paid on December 3, 2008.

The Company continues to have long-term unsecured credit available up to $10 million at the bank’s base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent.  The outstanding balance and weighted average interest rate on this credit facility was $0.7 million and 1.66%, respectively, at February 28, 2009.  Accordingly, the Company had $9.3 million in unused credit under this facility and plans to utilize this to help finance its cash needs, including acquisitions, in fiscal 2009 and future periods.

As of March 31, 2009, the Company had $9.6 million in unused credit under this facility.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with its debt covenants as of February 28, 2009.  The credit facility currently has a maturity date of March 31, 2011.

The Company currently has an ongoing capital project that is related to the build out of its manufacturing facility in greater Pittsburgh, PA.  It also plans to add machinery and equipment as needed to increase capacity or to enhance operating efficiencies in its other manufacturing plants.  Furthermore, the Company may consider the acquisitions of companies or other assets in fiscal 2009 which are complementary to its business.  The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available at favorable terms, if at all.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

The Company does not have any significant off balance sheet arrangements.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s Form 10-K for the fiscal year ended August 31, 2008 for a complete discussion of the Company’s contractual obligations.  There were no material changes to the Company’s contractual obligations for the quarter ended February 28, 2009.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141.  FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is to be applied prospectively to business combinations with an acquisition date in fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company expects that FAS 141R will have an impact on accounting for future business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, management must make estimates and judgments that affect its reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, the Company reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from its estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. The Company bases its estimates and judgments on historical experience and other assumptions that it believes to be reasonable at the time and under the circumstances, and it evaluates these estimates and judgments on an ongoing basis. The Company refers to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the six months ended February 28, 2009 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s Form 10-K for the fiscal year ended August 31, 2008.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company limits the amount of credit exposure to any one issuer.  At February 28, 2009, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

The Company’s domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European operations are subject to currency exchange fluctuations.  The Company continues to review its policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of February 28, 2009, the Company had cash balances in the United Kingdom for its Humiseal Europe Ltd and Chase Protective Coatings divisions denominated primarily in pounds sterling and equal to US $2,060,000 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $503,000.   Management will continue to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

The Company incurred a foreign currency translation loss, net of tax, for the six months ended February 28, 2009 in the amount of $1,945,000 related to its European operations which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity.  The Company does not have or utilize any derivative financial instruments.

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

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date was postponed and no new trial date has been set.  As of March 31, 2009, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

Item 1A — Risk Factors

Please refer to Item 1A in the Company’s Form 10-K for the fiscal year ended August 31, 2008 for a complete discussion of the risk factors which could materially affect the Company’s business, financial condition or future results.

Item 4 - Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company’s Annual Stockholders Meeting, which was held on January 30, 2009.

Proposal 1- For the election of nominees for the Board of Directors

Name of Director	In Favor	Authority Withheld
Peter R. Chase	7,039,988	60,325
Mary Claire Chase	7,039,819	60,494
J. Brooks Fenno	6,795,808	304,505
Lewis P. Gack	7,012,339	87,974
George M. Hughes	5,789,088	1,311,225
Ronald Levy	7,003,823	96,490
Thomas Wroe, Jr.	7,043,225	57,088

Proposal 2 — For the ratification of PricewaterhouseCoopers LLP as the corporation’s independent registered public accounting firm for the fiscal year ending August 31, 2009

In Favor	Against	Abstained
7,036,424	55,759	8,131

Item 6 - Exhibits

Exhibit Number	Description
10.1	Chase Corporation Non-Qualified Retirement Savings Plan for the Board of Directors, amended and restated effective January 1, 2009
10.2	Amendment, dated December 30, 2008, to the Endorsement Split Dollar Agreement between Chase Corporation and the Trustees of the Edward L. Chase Irrevocable Life Insurance Trust
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 9, 2009	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: April 9, 2009	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer