Form 10-Q
period 2009-05-31
CHASE CORP
filed 2009-07-10
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2009

Commission File Number: 1-9852

———————

CHASE CORPORATION

(Exact name of registrant as specified in its charter)

———————

Massachusetts	11-1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324

(Address of Principal Executive Offices, Including Zip Code)

(508) 279-1789

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☐    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☑

The number of shares of Common Stock outstanding as of June 30, 2009 was 8,544,372.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2009

Part I - FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Consolidated Balance Sheets as of May 31, 2009 and August 31, 2008

3

Consolidated Statements of Operations for the three and nine months ended May 31, 2009 and 2008

4

Consolidated Statement of Stockholders' Equity for the nine months ended May 31, 2009

5

Consolidated Statement of Cash Flows for the nine months ended May 31, 2009 and 2008

6

Notes To Consolidated Financial Statements

7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

20

Item 4 – Controls and Procedures

20

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

21

Item 1A – Risk Factors

21

Item 6 – Exhibits

21

SIGNATURES

22

Part I - FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31,	August 31,
ASSETS	2009	2008
Current Assets
Cash & cash equivalents	$5,330,380	$3,917,018
Accounts receivable, less allowance for doubtful accounts of $356,872 and $446,840	14,361,101	18,968,989
Inventories	15,269,852	16,460,923
Prepaid expenses and other current assets	568,318	767,187
Deferred income taxes	1,309,801	1,309,801
Assets held for sale - current	1,370,000	––
Total current assets	38,209,452	41,423,918

Property, plant and equipment, net	22,230,440	21,904,742

Other Assets
Goodwill	14,538,166	15,131,187
Intangible assets, less accumulated amortization of $4,639,002 and $4,112,600	4,702,979	5,874,505
Cash surrender value of life insurance	5,307,333	5,111,099
Restricted investments	543,843	825,282
Other assets	25,005	26,009
	$85,557,218	$90,296,742
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,410,157	$7,695,539
Accrued payroll and other compensation	1,468,917	3,649,271
Accrued stock based compensation	2,384,271	1,676,076
Accrued expenses - current	2,921,135	3,743,726
Accrued income taxes	377,581	1,099,569
Total current liabilities	12,562,061	17,864,181

Deferred compensation	1,447,559	2,259,617
Accrued pension obligation	3,729,004	3,350,998
Accrued expenses	183,842	––
Deferred income taxes	476,366	635,842

Commitments and Contingencies (see Note 7)

Stockholders' Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 8,544,372 at May 31, 2009 and 8,396,162 at August 31, 2008 issued and outstanding	854,437	839,616
Additional paid-in capital	5,748,645	4,276,872
Accumulated other comprehensive income	(2,053,090)	(1,132,129)
Retained earnings	62,608,394	62,201,745
Total stockholders' equity	67,158,386	66,186,104
Total liabilities and stockholders' equity	$85,557,218	$90,296,742

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Revenue
Sales	$25,012,279	$33,488,936	$78,370,043	$95,584,333
Royalty and commissions	77,087	436,851	791,875	1,223,869
	25,089,366	33,925,787	79,161,918	96,808,202
Costs and Expenses
Cost of products and services sold	17,637,214	22,922,344	56,836,264	65,594,678
Selling, general and administrative expenses	5,581,783	5,976,533	16,462,425	17,840,018
Loss on impairment of fixed assets	262,322	––	262,322	––
Loss on impairment of goodwill	237,000	––	237,000	––

Operating income	1,371,047	5,026,910	5,363,907	13,373,506

Interest expense	(2,668)	(34,800)	(13,003)	(180,503)
Other income, net	392	115,668	326,403	389,633

Income before income taxes	1,368,771	5,107,778	5,677,307	13,582,636

Income taxes	506,446	1,889,878	2,100,604	5,025,575

Net income	$862,325	$3,217,900	$3,576,703	$8,557,061

Net income per common and common equivalent share
Basic	$0.10	$0.39	$0.43	$1.04
Diluted	$0.10	$0.37	$0.41	$1.00

Weighted average shares outstanding
Basic	8,544,372	8,312,871	8,406,158	8,239,198
Diluted	8,901,051	8,666,243	8,733,130	8,592,977

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED MAY 31, 2009

(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2008	8,396,162	$839,616	$4,276,872	$(1,132,129)	$62,201,745	$66,186,104
Change in accounting for split dollar life insurance arrangement pursuant to adoption of EITF 06-04 and 06-10 (see Note 9)					(183,842)	(183,842)
Restricted stock grants	145,210	14,521	(14,521)			––
Amortization of restricted stock grants			834,770			834,770
Amortization of stock option grants			186,583			186,583
Reclass of previously accrued stock based compensation related to restricted stock and stock options from accrued liabilities to equity			443,263			443,263
Exercise of stock options	3,000	300	15,450			15,750
Tax benefit from exercise of stock options			6,228			6,228
Cash dividend paid, $0.35 per share					(2,986,212)	(2,986,212)
Foreign currency translation adjustment, net of tax				(928,904)		(928,904)	$(928,904)
Net unrealized gain on restricted investments, net of tax				7,943		7,943	7,943
Net income					3,576,703	3,576,703	3,576,703
Comprehensive income						––	$2,655,742
Balance at May 31, 2009	8,544,372	$854,437	$5,748,645	$(2,053,090)	$62,608,394	$67,158,386

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended May 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,576,703	$8,557,061
Adjustments to reconcile net income to net cash provided by operating activities
Loss on disposal/sale of assets	––	4,198
Loss on impairment of fixed assets	262,322	––
Loss on impairment of goodwill	237,000	––
Depreciation	2,167,527	2,032,866
Amortization	691,379	876,715
Provision for losses on trade receivables	(59,559)	32,032
Stock based compensation	1,642,162	1,423,566
Realized loss (gain) on restricted investments	212,478	(44,851)
Excess tax benefit from exercise of stock options	(6,228)	(328,331)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	4,449,811	70,038
Inventories	1,033,989	(2,364,084)
Prepaid expenses & other assets	181,733	(96,152)
Accounts payable	(2,363,473)	645,648
Accrued expenses	(1,783,215)	722,838
Accrued income taxes	96,102	226,605
Deferred compensation	(812,058)	(779,022)
Net cash provided by operating activities	9,526,673	10,979,127

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,190,097)	(2,168,611)
Contingent purchase price for acquisition	(64,942)	(485,159)
Payments for acquisitions, net of cash acquired	(334,507)	(1,489,769)
Proceeds from sale of equipment	––	15,000
Withdrawals from restricted investments, net of contributions	82,194	205,361
Distributions from cost based investment	1,004	20,619
Payments for cash surrender value life insurance, including valuation (increase)/decrease	(196,234)	(92,399)
Net cash used in investing activities	(4,702,582)	(3,994,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	13,283,742	18,826,021
Payments of principal on debt	(13,283,742)	(22,858,521)
Dividend paid	(2,986,212)	(2,067,715)
Proceeds from exercise of common stock options	15,750	185,000
Excess tax benefit from exercise of stock options	6,228	328,331
Net cash used in financing activities	(2,964,234)	(5,586,884)

DECREASE IN CASH & CASH EQUIVALENTS	1,859,857	1,397,285
Effect of foreign exchange rates on cash	(446,495)	(111,975)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	3,917,018	2,443,750

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,330,380	$3,729,060

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$105,000	$105,000
Common stock received for payment of stock option exercises	$––	$21,000
Property, plant & equipment additions included in accounts payable	$171,930	$189,029
Accrual for future contingent payments related to acquisitions	$112,311	$184,422
Acquisition holdback payments, previously accrued for	$302,869	$––

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2009, the results of operations and cash flows for the interim periods ended May 31, 2009 and 2008, and changes in stockholders’ equity for the interim period ended May 31, 2009.

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

Certain amounts reported in prior years have been reclassified to be consistent with the current year presentation. In the quarter ended November 30, 2008, the Company reclassified $443,263 of stock based compensation awards from accrued liabilities to stockholders’ equity. The Company determined that the stock based compensation previously recorded in fiscal 2008 as a liability should be recorded in stockholder’s equity due to the fact that these awards were going to be settled in equity shares. This reclassification entry had no impact on the statement of operations or cash flows.

The results of operations for the interim periods ended May 31, 2009 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K.

Note 2 – Inventories

Inventories consist of the following as of May 31, 2009 and August 31, 2008:

	May 31, 2009	August 31, 2008
Raw materials	$8,527,780	$8,984,695
Finished and in process	6,742,072	7,476,228
Total Inventories	$15,269,852	$16,460,923

Note 3 – Net Income Per Share

Net income per share is calculated as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net income	$862,325	$3,217,900	$3,576,703	$8,557,061

Weighted average common shares outstanding	8,544,372	8,312,871	8,406,158	8,239,198
Additional dilutive common stock equivalents	356,679	353,372	326,972	353,779
Diluted shares outstanding	8,901,051	8,666,243	8,733,130	8,592,977

Net income per share - Basic	$0.10	$0.39	$0.43	$1.04
Net income per share - Diluted	$0.10	$0.37	$0.41	$1.00

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three and nine months ended May 31, 2009, stock options to purchase 250,000 shares of common stock were outstanding, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,			Nine Months Ended May 31,
	2009		2008	2009		2008
Revenues from external customers
Specialized Manufacturing	$21,165,219		$28,596,079	$66,836,416		$82,391,948
Electronic Manufacturing Services	3,924,147		5,329,708	12,325,502		14,416,254
Total	$25,089,366		$33,925,787	$79,161,918		$96,808,202

Income before income taxes
Specialized Manufacturing	$2,528,017	(a)	$5,674,590	$8,879,721	(a)	$15,875,360
Electronic Manufacturing Services	443,986		679,869	1,166,589		1,726,089
Total for reportable segments	2,972,003		6,354,459	10,046,310		17,601,449
Corporate and Common Costs	(1,603,232)	(b)	(1,246,681)	(4,369,003)	(b)	(4,018,813)
Total	$1,368,771		$5,107,778	$5,677,307		$13,582,636

(a) Includes loss on impairment of goodwill of $237,000. (see Note 6) (b) Includes loss on impairment of fixed assets of $262,322. (see Note 11)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues for the three and nine month periods ended May 31, 2009 and 2008.

	May 31, 2009	August 31, 2008
Total assets
Specialized Manufacturing	$60,282,944	$63,242,063
Electronic Manufacturing Services	12,593,898	13,819,114
Total for reportable segments	72,876,842	77,061,177
Corporate and Common Assets	12,680,376	13,235,565
Total	$85,557,218	$90,296,742

As of May 31, 2009 and August 31, 2008, the Company had long-lived assets (defined as providing the company with a future economic benefit beyond the current year or operating period, including buildings, equipment, goodwill and other intangibles) of $9,102,551 and $10,793,325, respectively, located in the United Kingdom. The decrease in gross carrying value of these long-lived assets for the nine months ended May 31, 2009 is primarily due to foreign currency translation loss.

Note 6 – Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2008	$9,132,299	$5,998,888	$15,131,187
Acquisition of Capital Services - working capital adjustment	31,638	––	31,638
Acquisition of Paper Tyger - additional earnout	64,942	––	64,942
Acquisition of Metronelec - additional earnout	112,311	––	112,311
Loss on impairment of NEQP	(237,000)	––	(237,000)
FX translation adjustment	(564,912)	––	(564,912)
Balance at May 31, 2009	$8,539,278	$5,998,888	$14,538,166

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

In the quarter ended May 31, 2009, based on the decrease in sales activity in the current year and the completion of the fiscal year 2010 budget, management determined that the carrying value of goodwill associated with the Company’s Northeast Quality Products (NEQP) division may not be recoverable. Accordingly, the Company performed a goodwill impairment analysis. Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2009 and projections for future years based on the fiscal year 2010 budgeting process, the goodwill impairment analysis yielded results that would not support the current book value of the goodwill associated with this division. As a result, the Company concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $237,000 was recorded as of May 31, 2009. Goodwill related to NEQP, having a pre-impairment book value of $349,000, was written down to its fair value of $112,000 in accordance with generally accepted accounting principles.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets subject to amortization consist of the following as of May 31, 2009 and August 31, 2008:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2009
Patents and agreements	12.6 years	$2,254,156	$2,031,318	$222,838
Formulas	9.3 years	1,185,235	514,048	671,187
Trade names	3.7 years	275,514	241,420	34,094
Customer lists and relationships	10.4 years	5,615,460	1,852,215	3,763,245
		$9,330,365	$4,639,001	$4,691,364

August 31, 2008
Patents and agreements	12.5 years	$2,280,827	$1,893,566	$387,261
Formulas	9.2 years	1,261,235	431,204	830,031
Trade names	3.8 years	281,294	204,269	77,025
Customer lists and relationships	10.4 years	6,152,134	1,583,561	4,568,573
		$9,975,490	$4,112,600	$5,862,890

In addition to the intangible assets summarized above, the Company also has corporate trademarks with an indefinite life and a carrying value of $11,615 at May 31, 2009 and August 31, 2008.

The decrease in gross carrying value of intangible assets for the nine months ended May 31, 2009 is due to a foreign currency translation loss of $645,125 related to the intangible assets associated with the Company’s European operations.

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2009 and 2008 was $691,379 and $876,715, respectively. Estimated amortization expense for the remainder of fiscal year 2009 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2009 (remaining three months)	$ 241,220
2010	915,312
2011	775,566
2012	754,988
2013	638,099
2014	581,595
$ 3,906,780

Note 7 – Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to seriously harm the Company’s business, results of operations, financial conditions or cash flows.

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date was postponed and no new trial date has been set. As of June 30, 2009, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the Company’s Defined Benefit Pension Plan (“Pension Plan”) for the three and nine months ended May 31, 2009 and 2008 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Service cost	$107,990	$103,313	$323,970	$309,939
Interest cost	136,705	125,913	410,115	377,739
Expected return on plan assets	(106,960)	(101,714)	(331,028)	(305,142)
Amortization of prior service cost	22,855	21,996	68,565	65,988
Amortization of unrecognized loss	13,518	10,122	40,554	30,366
Net periodic benefit cost	$174,108	$159,630	$512,176	$478,890

When funding of the Pension Plan is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. As of May 31, 2009, the Company has made contributions of $120,000 in the current fiscal year to fund its obligations under the Pension Plan, and plans to contribute an additional $500,000 over the remainder of the fiscal year ending August 31, 2009.

Note 9 – Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. In March 2007, the EITF reached a final conclusion on Issue 06−10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. Both of these Issues stipulate that an agreement by an employer to make life insurance premium payments and/or share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for by the employer. The Issues conclude that the purchase of a split-dollar life insurance policy does not constitute a settlement and, therefore, a liability for the postretirement obligation must be recognized. EITF Issues 06-04 and 06-10 allow the Company to record the initial recognition of the liability through stockholders’ equity.

The Company adopted EITF Issues 06-04 and 06-10 on September 1, 2008. The net liability related to these postretirement benefits was calculated as the difference between the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured's death. The Company prepared its calculation by using mortality assumptions which were based on the 2008 Combined Static Mortality Table, and an appropriate discount rate. Upon the adoption of EITF Issues 06-04 and 06-10, the Company recorded a decrease of $183,842 to stockholders’ equity which represents the Company’s net liability related to these postretirement obligations. Ongoing expenses in future years will be recognized through operations.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within Level 1 and Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2009:

		Fair value measurements at May 31, 2009 using:
	Balance at 05/31/09	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$543,843	$216,389	$327,454	$––
	$543,843	$216,389	$327,454	$––

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

Note 11 – Related Party Transaction

On June 24, 2009, the Company sold real property (building and land) to ChaseBay Real Estate Holdings, Inc. (“ChaseBay”) for a purchase price of $1,370,000. The property is located in West Bridgewater, MA and is currently being occupied by Sunburst Electronics Manufacturing Solutions, Inc. (“Sunburst”). Andrew Chase, President of Sunburst, and partner of ChaseBay is the son of Edward L. Chase (deceased), the brother of Peter R. Chase (the Chairman and CEO of the Company) and a Trustee of the Edward L. Chase Revocable Trust (the “Trust”). The Trust is the sole owner of Sunburst and is a significant shareholder of Chase Corporation, holding 1,157,902 shares of the Company’s common stock as of the date of the transaction.

The terms and conditions of the sale transaction were reviewed and approved by an independent committee of the Chase Corporation Board of Directors which concluded that the sale price was appropriate given a recent market appraisal of the land and building performed by an independent third party valuation firm.

The sale of the property resulted in an accounting charge of $262,322 in the third quarter ending May 31, 2009, which represents the write down of the property to its current market value, as required by generally accepted accounting principles.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company expects that FAS 141R will have an impact on accounting for future business combinations once adopted, but the effect will be dependent upon acquisitions at that time.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its annual period ending August 31, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Overview

The first nine months of fiscal 2009 have proven to be extremely challenging for the Company. Sales and profits for the quarter and year to date periods remain well below the prior year periods as many of the Company’s product offerings continue to be negatively influenced by the global recession. In recent years, the third fiscal quarter has been one of the Company’s strongest. However, the results seen in the current year third quarter demonstrate the continued decreased customer demand and uncertainty that has affected most consumer and industrial businesses over the past year. Comparisons to the Company’s prior year record results remain a challenge as current and future expectations are reset given the unprecedented economic downturn.

In the Specialized Manufacturing segment, revenues in the current quarter and year to date periods were below those of the prior year periods in many markets including the electronic coatings, wire and cable, digital & print media, transportation and construction product lines. Also, although the strength of the pound sterling improved during the current quarter, the financial results of the Company’s European Operations continue to be negatively impacted in fiscal 2009 by the weakened pound sterling and euro whose values against the dollar have decreased 18% and 9%, respectively, from May 2008 to May 2009.  Unfavorable product mix and fixed overhead costs on a lower revenue base continue to have a negative impact on overall profit margins in this segment. In an effort to improve profitability, the Company has initiated a number of cost control initiatives in order to stabilize profit margins.

The Chase Electronic Manufacturing Services segment is also facing softness in some key market segments which has led to a reduced order backlog during fiscal 2009. Lower sales and profits in both the current quarter and year to date periods compared to the prior year periods reflect the reduced order backlog experienced by this segment as many of the Company’s key customers continue to assess their inventory levels and their own customer demand. This segment’s operating results should continue to be profitable, but not at the same level observed in the prior fiscal year. For the remainder of fiscal 2009, management’s attention will be focused on maximizing production efficiencies and new customer acquisition.

For the remainder of the fiscal year, the Company will continue to focus on strategic acquisition opportunities, new product development, supply chain management, consolidation as well as other cost reduction efforts. Cost savings initiatives have been intensified, but are balanced with strategic investment to increase capabilities and productivity. The Company has a strong balance sheet, including $5.3 million cash on hand, and is debt-free with substantial borrowing capacity for acquisition opportunities and facility reorganization needs.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Three Months Ended May 31,					Nine Months Ended May 31,
	2009			2008		2009			2008
Revenues from external customers
Specialized Manufacturing	$21,165		84%	$28,596	84%	$66,836		84%	$82,392	85%
Electronic Manufacturing Services	3,924		16%	5,330	16%	12,326		16%	14,416	15%
Total	$25,089			$33,926		$79,162			$96,808

Income before income taxes
Specialized Manufacturing	$2,528	(a)	12%	$5,675	20%	$8,880	(a)	13%	$15,875	19%
Electronic Manufacturing Services	444		11%	680	13%	1,166		9%	1,726	12%
Total for reportable segments	2,972		12%	6,355	19%	10,046		13%	17,601	18%
Corporate and Common Costs	(1,603)	(b)		(1,247)		(4,369)	(b)		(4,018)
Total	$1,369		5%	$5,108	15%	$5,677		7%	$13,583	14%

Note: Percentages listed represent % of Revenues from External Customers (for each respective segment and period)

(a)

Includes loss on impairment of goodwill of $237,000. (see Note 6)

(b)

Includes loss on impairment of fixed assets of $262,322. (see Note 11)

Total Revenues

Total revenues decreased $8,837,000 or 26% to $25,089,000 for the quarter ended May 31, 2009 compared to $33,926,000 in the same quarter of the prior year. Total revenues decreased $17,646,000 or 18% to $79,162,000 in the fiscal year to date period compared to $96,808,000 in the same period in fiscal 2008.

Revenues from the Company’s Specialized Manufacturing segment decreased $7,431,000 and $15,556,000, in the current quarter and year to date periods, respectively. The decrease in revenues as compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively: (a) decreased sales of $1,924,000 and $4,468,000 in the Electronic Coatings product lines due to decreased demand in the electronic and automotive markets; (b) decreased sales of $2,829,000 and $4,388,000 in the Wire & Cable market primarily due to decreased demand in the energy and communications markets; (c) decreased sales of $1,487,000 and $3,922,000 in the Pipeline and Construction product lines; (d) decreased sales of $428,000 and $1,686,000 in the Transportation product line; and (e) decreased sales of $376,000 and $1,334,000 in the Digital & Print Media product line. The decreases in revenues above were partially offset by increased year to date sales of $1,095,000 from Chase Protective Coatings Ltd., which was formed by the Company in September 2007.

Revenues from the Company’s Electronic Manufacturing Services segment decreased $1,406,000 and $2,091,000 in the current quarter and year to date periods, respectively, compared to the prior year periods. The reduced sales in both the current quarter and year to date period is primarily a result of decreased customer orders and projects as many of the Company’s key customers continue to assess their inventory levels and closely monitor their own customers’ demand during this economic downturn.

Cost of Products and Services Sold

Cost of products and services sold decreased $5,285,000 or 23% to $17,637,000 for the quarter ended May 31, 2009 compared to $22,922,000 in the prior year quarter. Cost of products and services sold decreased $8,759,000 or 13% to $56,836,000 in the fiscal year to date period compared to $65,595,000 in the same period in fiscal 2008.

Cost of products and services sold in the Company’s Specialized Manufacturing segment were $14,437,000 and $46,554,000 in the current quarter and year to date periods compared to $18,611,000 and $53,853,000 in the comparable periods in the prior year. Cost of products and services sold in the Company’s Electronic Manufacturing Services segment were $3,200,000 and $10,282,000 in the current quarter and year to date periods compared to $4,311,000 and $11,742,000 in the comparable periods in the prior year.

The following table summarizes the relative percentages of revenues for costs of products and services sold for both of the Company’s reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Specialized Manufacturing	68%	65%	70%	65%
Electronic Manufacturing Services	82%	81%	83%	81%
Total	70%	68%	72%	68%

As a percentage of revenues, cost of products and services sold in the Specialized Manufacturing segment increased due to decreased sales of higher margin products and the larger share of total sales that were made up of lower margin products, coupled with the impact of fixed manufacturing overhead costs on a lower revenue base. These increases were partially offset by the favorable impact of ongoing cost reduction efforts and continued focus on raw material costs through supply chain management. Margin pressures across many of the Company’s key product lines remain a challenge. Management continues to focus on maximizing margins in light of the volatility in the cost of certain commodity and petroleum based raw materials compared to last year.

As a percentage of revenues, cost of products and services sold in the Electronic Manufacturing Services segment increased due to the impact of fixed overhead costs on a lower revenue base. In addition, increased costs related to facility and production improvements were incurred earlier in the current fiscal year as a result of this segment’s focus on generating new customer orders.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $395,000 or 7% to $5,582,000 for the quarter ended May 31, 2009 compared to $5,977,000 in the prior year quarter. Selling, general and administrative expenses decreased $1,378,000 or 8% to $16,462,000 in the fiscal year to date period compared to $17,840,000 in the same period in fiscal 2008.

The decrease in the current quarter and year to date period over the prior year periods is primarily attributable to the Company’s continued emphasis on controlling costs, including reduced annual incentive compensation and external consulting costs. Additionally, lower revenues for the current quarter and year to date periods compared to the prior year periods have led to decreased sales commissions and other selling related expenses. The year to date decrease was partially offset by increased stock based compensation of $219,000 in fiscal 2009 primarily related to additional shares of restricted stock issued in September 2008 based on the Company’s financial results for the fiscal year ending August 31, 2008. In accordance with the Company’s long term incentive plan, compensation expense related to these shares is being recognized on a ratable basis over the three year vesting period ending August 31, 2010.

Loss on Impairment of Goodwill

In the quarter ended May 31, 2009, based on the decrease in sales activity in the current year and the completion of the fiscal year 2010 budget, management determined that the carrying value of goodwill associated with the Company’s Northeast Quality Products (NEQP) division may not be recoverable. Accordingly, the Company performed a goodwill impairment analysis. Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2009 and projections for future years based on the fiscal year 2010 budgeting process, the goodwill impairment analysis yielded results that would not support the current book value of the goodwill associated with this division. As a result, the Company concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $237,000 was recorded as of May 31, 2009. Goodwill related to NEQP, having a pre-impairment book value of $349,000, was written down to its fair value of $112,000 in accordance with generally accepted accounting principles.

Loss on Impairment of Fixed Assets

During the fiscal quarter ending May 31, 2009, the Company recorded a $262,000 charge related to the impairment of real property (land and building) located in West Bridgewater, MA which was being leased to Sunburst Electronics Manufacturing Solutions, Inc. The real property, having a pre-impairment book value of $1,632,000, was written down to its fair value of $1,370,000, which was realized upon the June 24, 2009 sale of the property.

Interest Expense

Interest expense decreased $32,000 or 91% to $3,000 for the quarter ended May 31, 2009 compared to $35,000 in the prior year quarter. Interest expense decreased $168,000 or 93% to $13,000 for the fiscal year to date period ended May 31, 2009 compared to $181,000 in the same period in fiscal 2008. The decrease in interest expense in both the current quarter and year to date period is a direct result of a reduction in the Company’s overall debt balances through principal payments from operating cash flow and an overall decrease in interest rates.

Other Income (Expense)

Other income decreased $115,000 or 99% to $1,000 for the quarter ended May 31, 2009 compared to $116,000 in the prior year quarter. Other income decreased $64,000 or 16% to $326,000 for the fiscal year to date period ended May 31, 2009 compared to $390,000 in the same period in fiscal 2008. Other income includes bank interest earned by the Company’s Humiseal Europe division and monthly rental income of $14,875 on real property (building and land) owned by the Company and leased to Sunburst Electronic Manufacturing Solutions, Inc. (subsequently sold in June 2009 as discussed previously).

Net Income

Net income decreased $2,356,000 or 73% to $862,000 in the quarter ended May 31, 2009 compared to $3,218,000 in the prior year quarter. Net income decreased $4,980,000 or 58% to $3,577,000 for the fiscal year to date period ended May 31, 2009 compared to $8,557,000 in the same period in fiscal 2008. The decrease in net income in both the current quarter and year to date periods compared to the prior year periods is a direct result of decreased revenue across the Company’s core product lines as discussed previously.

Liquidity and Sources of Capital

The Company’s cash balance increased $1,413,000 to $5,330,000 at May 31, 2009 from $3,917,000 at August 31, 2008. Generally, the Company manages its borrowings and payments under its revolving line of credit in order to utilize cash flows to pay down outstanding bank debt. The increased cash balance at May 31, 2009 was primarily a result of cash flow generated during the year. Management continues to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

Cash flow provided by operations was $9,527,000 in the first nine months of fiscal year 2009 compared to $10,979,000 in the prior year period. Cash provided by operations during fiscal 2009 was primarily due to operating income and increased collection of accounts receivable offset by decreased accounts payable and accrued expenses.

The ratio of current assets to current liabilities was 3.0 as of May 31, 2009 compared to 2.3 as of August 31, 2008. The increase in the Company’s current ratio at May 31, 2009 was primarily attributable to increased cash and a decrease in accounts payable and accrued liabilities partially offset by decreases in accounts receivable and inventory.

Cash flow used in investing activities of $4,703,000 was primarily due to $2,351,000 paid for the purchase of real property in Oxford, MA; $918,000 paid for purchases related to the build out of the Company’s manufacturing facility in greater Pittsburgh, PA, and purchases of machinery and equipment at the Company’s other manufacturing locations.

On October 14, 2008, the Company announced a cash dividend of $0.35 per share (totaling $2,986,212) to shareholders of record on October 31, 2008, which was paid on December 3, 2008. Cash flow used in financing activities of $2,964,000 primarily reflects the payment of this annual dividend.

The Company continues to have long-term unsecured credit available up to $10 million at the bank's base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent. As of May 31, 2009 and June 30, 2009, the entire amount of $10 million was available for use under this credit facility. The Company plans to use this availability to help finance its cash needs, including acquisitions, in fiscal 2009 and future periods.

Under the terms of the Company’s credit facility, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of May 31, 2009. The credit facility currently has a maturity date of March 31, 2011.

The Company currently has an ongoing capital project that is related to the build out of its manufacturing facility in greater Pittsburgh, PA. In December 2008, it also acquired real property (land and building) in Oxford, MA in order to reduce off-site storage expenses and provide capacity for future growth. Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in the Company’s other manufacturing plants. Furthermore, the Company may consider the acquisition of companies or other assets in fiscal 2009 or future periods which are complementary to its business. The Company believes that its existing resources, including its primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurances that additional financing will be available at favorable terms, if at all.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

The Company does not have any significant off balance sheet arrangements.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s Form 10-K for the fiscal year ended August 31, 2008 for a complete discussion of the Company’s contractual obligations. There were no material changes to the Company’s contractual obligations for the quarter ended May 31, 2009.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company expects that FAS 141R will have an impact on accounting for future business combinations once adopted, but the effect will be dependent upon acquisitions at that time.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its annual period ending August 31, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, management must make estimates and judgments that affect its reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, the Company reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from its estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. The Company bases its estimates and judgments on historical experience and other assumptions that it believes to be reasonable at the time and under the circumstances, and it evaluates these estimates and judgments on an ongoing basis. The Company refers to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the nine months ended May 31, 2009 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s Form 10-K for the fiscal year ended August 31, 2008.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company limits the amount of credit exposure to any one issuer. At May 31, 2009, other than the Company’s restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of the Company’s funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

The Company’s domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers. As of May 31, 2009, the Company had cash balances in the United Kingdom related to its Humiseal Europe Ltd. and Chase Protective Coatings Ltd. divisions denominated primarily in pounds sterling and equal to US $2,544,000 and cash balances in France for its HumiSeal Europe SARL operation denominated primarily in euros and equal to US $727,000. Management will continue to review its current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

The Company incurred a foreign currency translation loss, net of tax, for the nine months ended May 31, 2009 in the amount of $929,000 related to its European operations which is recorded in other comprehensive income (loss) within the Company’s Statement of Stockholders’ Equity. The Company does not have or utilize any derivative financial instruments.

Item 4 – Controls and Procedures

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

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date was postponed and no new trial date has been set. As of June 30, 2009, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

Item 1A – Risk Factors

Please refer to Item 1A in the Company’s Form 10-K for the fiscal year ended August 31, 2008 for a complete discussion of the risk factors which could materially affect the Company’s business, financial condition or future results.

Item 6 – Exhibits

Exhibit Number	Description
10.1	FY 2009 Chase Corporation Annual Incentive Plan
10.2	FY 2009 Chase Corporation Long Term Incentive Plan
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: July 10, 2009	By:	/s/ PETER R. CHASE
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: July, 10, 2009	By:	/s/ KENNETH L. DUMAS
Kenneth L. Dumas
Chief Financial Officer and Treasurer