Form 10-K
period 2009-08-31
CHASE CORP
filed 2009-11-16
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

Commission File Number: 1-9852

CHASE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation of organization)	11-1797126 (I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324
(Address of Principal Executive Offices, Including Zip Code)

(508) 279-1789
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock ($0.10 Par Value)	NYSE Amex

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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 28, 2009 (the last business day of the registrant's second quarter of fiscal 2009), was approximately $55,403,681.

         As of October 31, 2009, the Company had outstanding 8,795,005 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

         Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's fiscal year ended August 31, 2009, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2009

PART I

ITEM 1—BUSINESS

Primary Operating Divisions and Facilities and Industry Segment

        Chase Corporation (the "Company," "Chase," "we," or "us") is a global manufacturer of tapes, laminates, sealants, and coatings for high reliability applications, and a provider of contract assembly services for the electronics industry. Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions. We are organized into two operating segments with multiple facilities. All plant locations are part of our Specialized Manufacturing segment with the exception of Chase EMS, which is part of our Electronic Manufacturing Services segment. A summary of our operating structure as of August 31, 2009 is as follows:

Primary Manufacturing Location	Background/History	Key Products & Services
SPECIALIZED MANUFACTURING SEGMENT
Randolph, MA	This was one of our first operating facilities and has been producing products for the wire and cable industry for more than fifty years.
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
Webster, MA
We began operating this facility, which manufactures tape and related products, in 1992.

In December 2003, we acquired the assets of PaperTyger, LLC ("PaperTyger"). The PaperTyger product lines are also manufactured at this facility.
Specialty tapes and related products for the electronic and telecommunications industries using the brand name Chase & Sons®.

PaperTyger® is a trademark for laminated durable papers sold to the envelope converting and commercial printing industries.
Paterson, NJ	In February 2003, Chase Facile, Inc., our wholly-owned subsidiary, acquired certain assets of Facile, Inc., located in Paterson, New Jersey.	Flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets including Insulfab®, an insulation material used in the aerospace industry.
Taylorsville, NC	In January 2004, we purchased certain manufacturing equipment and began operations at this facility.	Flexible packaging for industrial and retail use. Slit film for the building wire market and for telecommunication cable.
Evanston, IL	In November 2001, we acquired substantially all of the assets of Tapecoat, a division of T.C. Manufacturing Inc.
Manufacturer of technologically advanced products, including the brand Tapecoat®, for demanding anti-corrosion applications in the gas, oil and marine pipeline market segments, as well as tapes and membranes for roofing and other construction related applications.

Primary Manufacturing Location	Background/History	Key Products & Services
Pittsburgh, PA	The HumiSeal business and product lines were acquired in the early 1970's.

The Royston business was acquired in the early 1970's.

In April 2005, we acquired certain assets of E-Poxy Engineered Materials. Additionally, in September 2006, we acquired all of the capital stock of Capital Services Joint Systems. Both of these acquisitions were combined to form the Expansion Joints product line which is now manufactured in Pittsburgh.	Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.

Protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood which are sold under the brand name Royston®, to oil companies, gas utilities, and pipeline companies.

Rosphalt50® is a polymer additive that provides long term cost effective solutions in many applications such as waterproofing of approaches and bridges, ramps, race tracks, airports and specialty road applications.

Waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets.
Camberley, Surrey, England
In October 2005, we acquired all of the capital stock of Concoat Holdings Ltd. and its subsidiaries. In 2006 Concoat was renamed HumiSeal Europe.

In March 2007, we expanded our international presence with the formation of HumiSeal Europe SARL in France. In conjunction with establishing the new company, certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products.
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.

HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris. This business works closely with the HumiSeal operation in Camberley, Surrey, England allowing direct sales and service to the French market.
Rye, East Sussex, England	On September 1, 2007, we purchased certain product lines and a related manufacturing facility in Rye, East Sussex, England through our wholly owned subsidiary, Chase Protective Coatings Ltd.
Manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and a supplier to Europe, the Middle East and Southeast Asia. This facility joins Chase's North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.
ELECTRONIC MANUFACTURING SERVICES SEGMENT
Winchester, MA	In May 1999, we acquired RWA, Inc. ("RWA"). In fiscal 2005, this division moved to Winchester, MA from Melrose, MA and is doing business as Chase EMS.	Assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Other Business Developments

C.I.M. Industries Inc.

        On September 4, 2009, we acquired all of the outstanding capital stock of C.I.M. Industries Inc. ("C.I.M."), which is based in Peterborough, NH and has a manufacturing facility in Texas. C.I.M. is a specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment industry. With a primary focus on the water and wastewater industry, C.I.M. has the preferred products that complement our product line of high performance tapes and coatings. In its most recently completed twelve month period ending August 31, 2009, C.I.M. revenues were approximately $9,790,000.

        The total purchase price, net of cash received, was $18,894,000, subject to certain adjustments relating to the closing date working capital. The purchase was funded through a combination of available cash on hand, a term loan in the amount of $10,000,000 from Bank of America, and a $3,000,000 note payable to C.I.M. shareholders. The net assets acquired by us include cash, inventories, trade receivables, property, plant & equipment, trade payables and certain other current assets and liabilities. The effective date for this acquisition was September 4, 2009. The results of this acquisition have been included in our financial statements since that date, and consequently are not reflected in our results of operations for the fiscal year ended August 31, 2009 or any prior period.

Closing of Paterson, NJ Manufacturing Facility

        In August 2009, we announced our intention to close our Paterson, NJ manufacturing facility effective December 31, 2009. Since its acquisition, this operation has been part of our Specialized Manufacturing segment and its key product offerings include flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets. We will be transitioning production to other Chase manufacturing sites with similar capabilities.

Sale of Northeast Quality Products ("NEQP") Business

        In August 2009, we sold our NEQP specialty custom label printing business to Label Tech, Inc. of Somersworth, NH for $185,000. This business was originally acquired by Chase in 1999 and was part of our Specialized Manufacturing segment. With the challenges of the current economy and increased competition, we determined it was the right time for us to divest the label printing business while remaining focused on our core product offerings.

Sale of West Bridgewater, MA Property

        In June 2009, we sold real property (land and building) to ChaseBay Real Estate Holdings, Inc. for $1,370,000. The building and land are located in West Bridgewater, MA and are currently being occupied by Sunburst Electronics Manufacturing Solutions, Inc. The sale of the property resulted in an accounting charge of approximately $262,000 which was recorded in our third quarter ending May 31, 2009 and represents the write down of the book value of the land and building sold to its market value at the time of the sale, as required by generally accepted accounting principles. This transaction was completed with a related party, see notes to financial statements for additional details.

Products and Markets

        Our principal products are specialty tapes, laminates, sealants and coatings that are sold by our salespeople, manufacturers' representatives and distributors. In our Specialized Manufacturing segment, these products consist of:

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

  (iv)
  moisture protective coatings, which are sold to the electronics industry including circuitry used in automobiles and home appliances;

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

        In addition, our Electronic Manufacturing Services segment provides circuit board assembly and contract manufacturing services to electronic goods manufacturers.

        There is some seasonality with our product offerings sold into the construction market as increased demand is often experienced when temperatures are warmer (April through October) with less demand occurring when temperatures are colder (typically our second fiscal quarter). We did not introduce any new products or segments requiring an investment of a material amount of our assets during fiscal year 2009.

Employees

        As of October 31, 2009, we employed approximately 365 people (including union employees). We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

Backlog, Customers and Competition

        As of October 31, 2009, the backlog of orders believed to be firm was approximately $12,756,000 of which $7,980,000 was related to our Electronic Manufacturing Services segment. This compared with a total of $16,369,000 as of October 31, 2008 of which $7,476,000 was associated with our Electronic Manufacturing Services segment. The backlog of orders in the Specialized Manufacturing segment has some seasonality due to the construction season. During fiscal 2009, 2008 and 2007, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

        There are other companies that manufacture or sell products and services similar to those made and sold by Chase. Many of those companies are larger and have greater financial resources than we have. We compete principally on the basis of technical performance, service reliability, quality and price.

Raw Materials

        We obtain raw materials from a wide variety of suppliers with alternative sources of most essential materials available within reasonable lead times.

Patents, Trademarks, Licenses, Franchises and Concessions

        We own the following trademarks that we believe are of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the company's business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons® and Chase Facile®, trademarks for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; Insulfab®, a trademark for insulation material used in the aerospace industry; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries, Tapecoat®, a trademark for corrosion preventative surface coatings and primers; Royston®, a trademark for corrosion inhibiting coating composition for use on pipes; and Eva-Pox® and Ceva®, trademarks for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry. We do not have any other material trademarks, licenses, franchises, or concessions. While we do hold various patents, at this time, we do not believe that they are material to the success of our business.

Working Capital

        We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities.

Research and Development

        Approximately $1,632,000, $1,698,000 and $1,965,000 was spent for Company-sponsored research and development during fiscal 2009, 2008 and 2007, respectively. Research and development was relatively flat in 2009 compared to 2008 but decreased by $267,000 in fiscal 2008 compared to 2007 primarily due to diligent cost management practices and continued efficiency improvements that led to cost savings during fiscal 2008.

Available Information

        Chase maintains a website at www.chasecorp.com. We make available, free of charge on our website, our Annual Report on Form 10-K, as soon as reasonably practicable after such report is electronically filed with the SEC. Additionally, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at the SEC's website at www.sec.gov. Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

Financial Information About Segments and Geographic Areas

        Please see Notes 11 and 12 to the Company's Consolidated Financial Statements for financial information about the Company's industry segments and domestic and foreign operations for each of the last three fiscal years.

ITEM 1A—RISK FACTORS

        The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. We feel that any of the following risks could materially adversely affect our business, operations, industry, financial position or our future financial performance. While we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

We currently operate in mature markets where increases or decreases in market share could be significant.

        Our sales and net income are largely dependent on recurring sales from a consistent and established customer base. Organic growth opportunities are minimal; however, we have and will continue to use strategic acquisitions as a means to build and grow the business. In this business environment, increases or decreases in market share could have a material effect on our business condition or results of operation. We face intense competition from a diverse range of competitors, including operating divisions of companies much larger and with far greater resources than we have. If we are unable to maintain our market share, our business could suffer.

Our business strategy includes the pursuit of strategic acquisitions, which may not be successful if they happen at all.

        From time to time, we engage in discussions with potential target companies concerning potential acquisitions. In executing our acquisition strategy, we may be unable to identify suitable acquisition candidates. In addition, we may face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

        Even if we do identify a suitable acquisition target and are able to negotiate and close a transaction, the integration of an acquired business into our operations involves numerous risks, including potential difficulties in integrating an acquired company's product line with ours; the diversion of our resources and management's attention from other business concerns; the potential loss of key employees; limitations imposed by antitrust or merger control laws in the United States or other jurisdictions; risks associated with entering a new geographical or product market; and the day-to-day management of a larger and more diverse combined company.

        We may not realize the synergies, operating efficiencies, market position or revenue growth we anticipate from acquisitions and our failure to effectively manage the above risks and other problems associated with acquisitions could have a material adverse effect on our business, growth prospects and financial performance.

General economic factors, domestically and internationally, may adversely affect our financial performance through increased raw material costs or other expenses and by making access to capital more difficult.

        The cumulative effect of higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, unsettled financial markets, and other economic factors could adversely affect our financial condition by increasing our manufacturing costs and other expenses at the same time that our customers may be scaling back demand for our products. Prices of certain commodity products, including oil and petroleum-based products are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, weather events, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors can also increase our merchandise costs and/or selling, general and administrative expenses, and otherwise adversely affect our operations and results. Recent turmoil in the credit markets may limit our ability to access debt capital for use in acquisitions or other purposes on advantageous terms or at all. If we are unable to manage our expenses in response to general economic conditions and margin pressures, or if we are unable to obtain capital for strategic acquisitions or other needs, then our results of operations would be negatively affected.

Fluctuations in the supply and prices of raw materials may negatively impact our financial results.

        We obtain raw materials needed to manufacture our products from a number of suppliers. Many of these raw materials are petroleum-based derivatives. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. If the prices of raw materials increase, and we are unable to pass these increases on to our customers, we could experience reduced profit margins.

We are dependent on key personnel.

        We depend significantly on our executive officers including Chairman and Chief Executive Officer, Peter R. Chase, and on other key employees. The loss of the services of any of these key employees could have a material impact on our business and results of operations. In addition, our acquisition strategy will require that we attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on our ability to remain competitive in the future.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our international operations.

        Our strategy includes expansion of our operations in existing and new international markets by selective acquisitions and strategic alliances. Our ability to successfully execute our strategy in international markets is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by our ability to identify and gain access to local suppliers as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact our future costs or on future cash flows from our international operations.

Our results of operations could be adversely affected by uncertain economic and political conditions and the effects of these conditions on our customers' businesses and levels of business activity.

        Global economic and political conditions can affect the businesses of our customers and the markets they serve. A severe or prolonged economic downturn or a negative or uncertain political climate could adversely affect the levels of business activity of our customers and the industries they serve, including the automotive, housing, construction, transportation infrastructure and electronics manufacturing industries. This may reduce demand for our products or depress pricing of those products, either of which may have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.

Financial market performance may have a material adverse effect on our pension plan assets and require additional funding requirements.

        Significant and sustained declines in the financial markets may have a material adverse effect on the fair market value of our pension plan assets. While these pension plan assets are considered non-financial assets since they are not carried on our balance sheet, the fair market valuation of these assets could impact our funding requirements, funded status or net periodic pension cost. Any significant and sustained declines in the fair market value of these pension assets could require us to increase our funding requirements which would have an impact on our cash flow, and could also lead to additional pension expense.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

        Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, inventories, pensions valuation and tax matters, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. In addition, the Financial Accounting Standards Board issued SFAS No. 141R, "Business Combinations", which will have an impact on our accounting for future business combinations. The effect will be dependent upon acquisitions completed by us after August 31, 2009.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

        We own and lease office and manufacturing properties as outlined in the table below.

Location	Square Feet	Operating Segment	Owned/ Leased	Principal Use
Bridgewater, MA	5,200	Corporate	Owned	Corporate headquarters and executive office
Randolph, MA	77,500	Specialized Manufacturing	Owned	Manufacture of electrical protective coatings and tape products
Webster, MA	25,000	Specialized Manufacturing	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Oxford, MA(a)	73,600	Specialized Manufacturing	Owned	Under renovation to provide capacity for storage needs and future growth
Paterson, NJ(b)	40,000	Specialized Manufacturing	Leased	Manufacture of tape and related products for the electronic and telecommunications industries
Taylorsville, NC	50,000	Specialized Manufacturing	Leased	Manufacture of flexible packaging for industrial and retail use
Taylorsville, NC	2,500	Specialized Manufacturing	Leased	Storage warehouse
Cranston, RI	500	Specialized Manufacturing	Leased	Sales office
Taunton, MA	5,200	Specialized Manufacturing	Leased	Research and development, and technical center
Pittsburgh, PA	44,000	Specialized Manufacturing	Owned	Manufacture and sale of protective coatings and tape products
O'Hara Township, PA	109,000	Specialized Manufacturing	Owned	Manufacture and sale of protective coatings, expansion joints and accessories
Evanston, IL(c)	100,000	Specialized Manufacturing	Leased	Manufacture and sale of protective coatings and tape products
Albany, NY	2,250	Specialized Manufacturing	Leased	Sales office
Camberley, Surrey, England	6,700	Specialized Manufacturing	Leased	Manufacture and sales of protective electronic coatings
Rye, East Sussex, England	36,600	Specialized Manufacturing	Owned	Manufacture and sales of protective coatings and tape products
Paris, France	1,350	Specialized Manufacturing	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market.
Winchester, MA	25,000	Electronic Manufacturing	Leased	Manufacturing and sales for the Electronic Manufacturing Services segment

(a)
In December 2008, we purchased real property (land and building) in Oxford, MA. We began initial renovations to this property during fiscal 2009 and plan to use it for storage in order to reduce off-site storage expenses as well as provide capacity for future growth. In FY2010, we will continue to evaluate this property in order to determine the best long term future use for this land and building.

(b)
In August 2009, we announced our intention to close our Paterson, NJ manufacturing facility effective December 31, 2009, and to transition production to other Chase manufacturing sites with similar capabilities.

(c)
In June 2009, we entered into a sale leaseback transaction whereby we sold our real property (land and building) located in Evanston, IL. We have agreed to provide financing to the purchaser, and the purchaser has agreed to lease the property back to us for a term of 49 months. The term coincides with the period over which the financing will be repaid to us.

        The above facilities range in age from new to about 100 years, are generally in good condition and, in the opinion of management, adequate and suitable for present operations. We also own equipment and machinery that is in good repair and, in the opinion of management, adequate and suitable for present operations. We could significantly add to our capacity by increasing shift operations. Availability of machine hours through additional shifts would provide expansion of current product volume without significant additional capital investment.

ITEM 3—LEGAL PROCEEDINGS

        We are one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date had been postponed and no new trial date has been set. As of October 2009, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

        We were named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court. The plaintiff alleges that her husband suffered and died from malignant mesothelioma resulting from exposure to asbestos in his workplace. The plaintiff has sued seven alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now a division of Chase Corporation). We have filed an answer to the claim denying the material allegations in the complaint. The parties are currently engaged in discovery.

        In addition to the matters described above, we are involved from time to time in litigation incidental to the conduct of our business. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period. We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended August 31, 2009.

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning our Executive Officers as of August 31, 2009. Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Peter R. Chase	61	Chairman of the Board of the Company since February 2007, and Chief Executive Officer of the Company since September 1993.
Adam P. Chase	37
		President of the Company since January 2008, Chief Operating Officer of the Company since February 2007, Vice President Operations February 2006 through February 2007, and Vice President Chase Coating & Laminating Division March 2003 through February 2007.
Kenneth L. Dumas	38	Chief Financial Officer and Treasurer of the Company since February 2007, Director of Finance February 2006 through January 2007, and Corporate Controller January 2004 through January 2007.
Terry M. Jones	48
		Vice President Corporate Development since December 2008, Chief Marketing Officer February 2007 through December 2008, Vice President Marketing and Business Development February 2006 through February 2007, and Vice President Specialty Coatings Division August 2002 through February 2007.
Gregory A. Pelagio	65	Vice President Engineering since September 2008, and Vice President and General Manager of Pittsburgh operations since January 1993.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE Amex under the symbol CCF. As of October 31, 2009, there were 450 shareholders of record of our Common Stock and approximately 3,158 beneficial shareholders who held shares in nominee name. On that date, the closing price of our common stock was $12.00 per share as reported by the NYSE Amex.

        The following table sets forth the high and low daily sales prices for our common stock as reported by the NYSE Amex for each quarter in the fiscal years ended August 31, 2009 and 2008:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$17.62	$9.45	$22.00	$16.75
Second Quarter	14.81	9.00	29.04	19.00
Third Quarter	13.50	7.00	24.95	16.05
Fourth Quarter	12.79	10.07	19.77	14.79

        Single annual cash dividend payments were declared and paid subsequent to year end in the amounts of $0.20, $0.35, and $0.25 per common share, for the years ended August 31, 2009, 2008 and 2007, respectively. Certain borrowing facilities of ours contain financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

        The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the "S&P 500 Index"), and a composite peer index that is weighted by market equity capitalization (the "Peer Group Index"). The companies included in the Peer Group Index are American Biltrite Inc., Material Sciences Corporation, Intertape Polymer Group Inc., Quaker Chemical Corporation and Flamemaster Corp. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2004 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 on August 31, 2004

	2004	2005	2006	2007	2008	2009
Chase Corp	$100	$89	$106	$222	$225	$152
S&P 500 Index	$100	$113	$123	$141	$125	$102
Peer Group Index	$100	$92	$82	$70	$72	$43

ITEM 6—SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data".

	Fiscal Years Ended August 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statement of Operations Data
Revenues	$107,606	$132,478	$127,460	$108,442	$91,389
Net income	6,385	12,374	10,193	6,114	4,788
Net income per common share—basic	$0.76	$1.50	$1.26	$0.79	$0.63
Net income per common share—diluted	$0.73	$1.43	$1.22	$0.77	$0.61
Balance Sheet Data
Total assets	$91,066	$90,297	$83,965	$78,837	$63,927
Long-term debt and capital leases	—	—	3,823	10,288	9,569
Total stockholders' equity	70,213	66,186	56,212	46,074	38,840
Cash dividends per common share(a)	$0.20	$0.35	$0.25	$0.20	$0.175

(a)
Single annual dividend payments declared and paid subsequent to fiscal year end.

Note: Information related to our acquisitions and dispositions can be found in the Recent Developments and Overview sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2009	2008	2007
	(Dollars in thousands)
Revenues	$107,606	$132,478	$127,460
Net income	$6,385	$12,374	$10,193
Increase/(Decrease) in revenue from prior year
Amount	$(24,872)	$5,018	$19,018
Percentage	(19)%	4%	18%
Increase/(Decrease) in net income from prior year
Amount	$(5,989)	$2,181	$4,079
Percentage	(48)%	21%	67%
Percentage of revenue:
Revenues	100%	100%	100%
Expenses:
Cost of products and services sold	70%	68%	69%
Selling, general and administrative expenses	20	18	17
Loss on impairment of assets	1	0	1

Income before income taxes	9	14	13
Income taxes	3	5	5

Net income	6%	9%	8%

Recent Developments

        On September 4, 2009, we acquired all of the outstanding capital stock of C.I.M. Industries Inc. ("C.I.M."), which is based in Peterborough, NH and has a manufacturing facility in Texas. C.I.M. is a specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment industry. With a primary focus on the water and wastewater industry, C.I.M. has the preferred products that complement our product line of high performance tapes and coatings. In its most recently completed twelve month period ending August 31, 2009, C.I.M. revenues were approximately $9,790,000.

        The total purchase price, net of cash received, was $18,894,000, subject to certain adjustments relating to the closing date working capital. The purchase was funded through a combination of available cash on hand, a term loan in the amount of $10,000,000 from Bank of America, and a $3,000,000 note payable to C.I.M. shareholders. The net assets acquired by us include cash, inventories, trade receivables, property, plant & equipment, trade payables and certain other current assets and liabilities. The effective date for this acquisition was September 4, 2009. The results of this acquisition have been included in our financial statements since that date, and consequently are not reflected in our results of operations for the fiscal year ended August 31, 2009 or any prior period.

Overview

        Following a record year in 2008 for both sales and profits, we were faced with numerous challenges during the 2009 fiscal year as the global recession negatively impacted most of our core product offerings and led to sales and profits in the current fiscal year well below the levels observed in the prior year. The continued declines in two of the larger industries we service, the housing market and worldwide automotive sector, have caused us to reset our expectations and refocus our priorities. We emphasized our efforts to review and consolidate costs where possible, achieved production efficiencies via continuous improvement plans, and identify new business opportunities through sales, marketing and product development teams. Additionally, we are focused on continuing to support our long term consolidation plans, facility and process improvements and R&D for new and improved product offerings.

        Revenues from our Specialized Manufacturing segment were below those of the prior year primarily due to lower demand for pipeline and wire and cable products. Additionally, as previously mentioned, the downturn in the automotive and housing market has negatively impacted sales of our HumiSeal conformal coatings which is used to protect electronic circuitry in automobiles and home appliances. The financial results of our European operations were negatively impacted in fiscal 2009 by the weakened pound sterling whose value against the dollar decreased 11% from August 2008 to August 2009. While fiscal 2009 results were disappointing for this segment, some new business opportunities have been achieved to offset some of the automotive and housing loss, and we experienced increased activity in some sectors during the later stages of the fiscal year.

        The Chase Electronic Manufacturing Services segment also faced softness in some key market segments which led to decreased customer demand during fiscal 2009. Lower sales and profits in fiscal 2009 compared to the prior year period reflect the reduced order backlog experienced by this segment as many of our key customers continue to assess their inventory levels and their own customer demand. We continue to have strong relationships with our customers in this segment, even though overall volume is down from what was experienced in fiscal 2008.

        In the upcoming fiscal year, our key strategies will include continuous improvement, long term consolidation, product and market development and a targeted acquisition effort. We maintained strong positive cash flows throughout fiscal 2009 and ended the fiscal year with our healthiest balance sheet ever. Despite the uncertainty of the current economic climate, we will continue to focus on our long terms strategic goals. This was evidenced by our acquisition of C.I.M. in the first quarter of fiscal 2010. Additionally, we have recently announced the planned December 2009 closing of the Paterson, NJ plant whose manufacturing will be redistributed to other Chase facilities, and we will be starting up a new coatings plant in Pittsburgh during the same timeframe.

        The Company has two reportable segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Specialized Manufacturing	• Wire and Cable • Electronic Coatings • Pipeline & Construction • Specialty Products	Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, protective coatings for pipeline applications, moisture protective coatings for electronics, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.
Electronic Manufacturing Services	• Contract Electronic Manufacturing Services

Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Results of Operations

Revenues and Operating Profit by Segment are as follows

	Revenues	Income Before Income Taxes		% of Revenues
	(Dollars in thousands)
Fiscal 2009
Specialized Manufacturing	$91,236	$13,899	(a)	15%
Electronic Manufacturing Services	16,370	1,718		10

	$107,606	15,617		15

Less corporate and common costs		(5,796	)(b)

Income before income taxes		$9,821

Fiscal 2008
Specialized Manufacturing	$113,177	$22,434		20%
Electronic Manufacturing Services	19,301	2,138		11

	$132,478	24,572		19

Less corporate and common costs		(5,288)

Income before income taxes		$19,284

Fiscal 2007
Specialized Manufacturing	$109,195	$20,094	(a)	18%
Electronic Manufacturing Services	18,265	2,040		11

	$127,460	22,134		17

Less corporate and common costs		(5,955)

Income before income taxes		$16,179

(a)
Includes loss on impairment of goodwill of $237 in 2009 and $311 in 2007

(b)
Includes loss on impairment of assets of $262

Total Revenues

        Total revenues for fiscal 2009 decreased $24,872,000 or 19% to $107,606,000 from $132,478,000 in the prior year. Revenues in our Specialized Manufacturing segment decreased $21,941,000 or 19% to $91,236,000 for the year ended August 31, 2009 compared to $113,177,000 in fiscal 2008. The decrease in revenues from our Specialized Manufacturing segment in fiscal 2009 was primarily due to the following: (a) decreased sales of $6,263,000 in the Electronic Coatings product lines due to reduced demand in the electronic and automotive markets; (b) decreased sales of $7,546,000 in the Wire & Cable market primarily due to less demand in the energy and communications markets; (c) decreased sales of $2,392,000 in the Pipeline and Construction product lines; and (d) decreased sales of $5,014,000 in Specialty products.

        Revenues from our Electronic Manufacturing Services segment decreased $2,931,000 or 15% to $16,370,000 for the year ended August 31, 2009 compared to $19,301,000 for fiscal 2008. The reduced sales in fiscal 2009 is primarily a result of decreased customer orders and projects as many of our key customers continue to assess their inventory levels and closely monitor their own customers' demand during this economic downturn. The backlog for this segment as of August 31, 2009 was $6,500,000 compared to $8,500,000 at August 31, 2008.

        Royalties and commissions in the Specialized Manufacturing segment were $1,077,000, $1,775,000 and $1,792,000 for the years ended August 31, 2009, 2008 and 2007, respectively. The decrease in royalties and commissions in fiscal 2009 from the prior two fiscal years was due to decreased sales of conformal coatings from our licensed manufacturer in Asia.

        Export sales from domestic operations to unaffiliated third parties were $14,611,000, $15,818,000 and $14,126,000 for the years ended August 31, 2009, 2008 and 2007, respectively. We anticipate future growth in our export sales due to the C.I.M. acquisition that was recently completed in September 2009.

        Total revenues for fiscal 2008 increased $5,018,000 or 4% to $132,478,000 from $127,460,000 in fiscal 2007. Revenues in our Specialized Manufacturing segment increased $3,982,000 or 4% to $113,177,000 for the year ended August 31, 2008 compared to $109,195,000 in fiscal 2007. The increase in revenues from this segment in fiscal 2008 was primarily due to increased sales related to the following: (a) the operations acquired by HumiSeal Europe SARL in March 2007 and Chase Protective Coatings Ltd. in September 2007 which combined accounted for the majority of the $5,546,000 increased revenue from European operations; (b) increased sales of $1,578,000 from the Pipeline product line; (c) increased sales of $1,616,000 from the Electronic Coatings product line; and (d) increased sales of $926,000 from a large, nonrecurring construction project that was completed in fiscal 2008 year. These increases were partially offset by the following: (a) decreased sales of $2,477,000 in the Wire & Cable market primarily due to decreased demand for building wire, insulation and identification tapes during fiscal 2008; (b) decreased sales of $1,549,000 in the Transportation and Packaging & Industrial product lines; and (c) decreased sales of $945,000 in the Construction product line primarily due to the reduction in Rosphalt 50® project sales which had experienced record levels in fiscal 2007.

        The Electronic Manufacturing Services segment achieved record revenues in fiscal 2008 which increased $1,036,000 or 6% to $19,301,000 compared to $18,265,000 in fiscal 2007. This was primarily due to increased order activity from existing customers as well as several new customers added during fiscal year 2008.

Cost of Products and Services Sold

        Cost of products and services sold decreased $13,938,000 or 16% to $75,742,000 for the fiscal year ended August 31, 2009 compared to $89,680,000 in fiscal 2008. As a percentage of revenues, cost of products and services sold increased to 70% in fiscal 2009 compared to 68% for fiscal 2008.

        The following table summarizes the relative percentages of costs of products and services sold to revenues for both of the Company's reporting segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2009	2008	2007
Specialized Manufacturing	68%	65%	67%
Electronic Manufacturing Services	82%	82%	82%
Total	70%	68%	69%

        Cost of products and services sold in our Specialized Manufacturing segment were $62,261,000 for the fiscal year ended August 31, 2009 compared to $73,768,000 in fiscal 2008. As a percentage of revenues, cost of products and services sold in the Specialized Manufacturing segment increased due to decreased sales of our higher margin products and the resulting larger share of total sales that were made up of lower margin products, coupled with the impact of fixed manufacturing overhead costs on a lower revenue base. These increases were partially offset by the favorable impact of ongoing cost reduction efforts and continued focus on raw material costs through supply chain management. We continue to face challenges with margin pressures across many of our key product lines.

        Cost of products and services sold in our Electronic Manufacturing Services segment were $13,481,000 for the fiscal year ended August 31, 2009 compared to $15,912,000 in fiscal 2008. As a percentage of revenues, cost of products and services sold in the Electronic Manufacturing Services segment remained relatively flat as cost savings initiatives were able to offset our fixed costs on a lower revenue base and some increased costs related to facility and production improvements that were incurred earlier in the current fiscal year as a result of this segment's focus on generating new customer orders.

        In fiscal 2008, cost of products and services sold increased $1,790,000 or 2% to $89,680,000 compared to $87,890,000 in the prior fiscal year. As a percentage of revenues, cost of products and services sold decreased to 68% in fiscal 2008 compared to 69% for fiscal 2007. Cost of products and services sold in our Specialized Manufacturing segment were $73,768,000 for the fiscal year ended August 31, 2008 compared to $72,896,000 in fiscal 2007. The dollar value increase in cost of products and services sold in this segment during fiscal 2008 was primarily attributable to increased revenues offset by our emphasis on leveraging fixed costs and improving manufacturing efficiencies. The decrease in cost of products and services sold as a percentage of revenues in this segment during fiscal 2008 was a direct result of a favorable product mix coupled with continued focus and scrutiny on material purchases that helped stabilize margins on many of our key product lines.

        Cost of products and services sold in our Electronic Manufacturing Services segment were $15,912,000 for the fiscal year ended August 31, 2008 compared to $14,994,000 in fiscal 2007. As a percentage of revenues, cost of products and services sold in this segment remained flat in fiscal 2008 compared to 2007. This reflects increased manufacturing costs and competitive pricing pressures placed on this segment by many of its key customers in fiscal 2008, offset by our ability to leverage fixed overhead costs on a higher revenue base.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $1,966,000 or 8% to $21,985,000 during fiscal 2009 compared to $23,951,000 in fiscal 2008. As a percentage of revenues, selling, general and administrative expenses increased to 20% in fiscal 2009 compared to 18% for fiscal 2008. The dollar decrease in fiscal 2009 relates primarily to our continued emphasis on controlling costs, including reduced annual incentive compensation, travel and external consulting costs. Additionally, lower revenues in fiscal 2009 compared to the prior year have led to decreased sales commissions and other selling related expenses.

        Selling, general and administrative expenses increased $1,530,000 or 7% to $23,951,000 during fiscal 2008 compared to $22,421,000 in fiscal 2007. As a percentage of revenues, selling, general and administrative expenses remained flat at 18% for the years ended August 31, 2008 and 2007. The dollar increase in fiscal 2008 related primarily to increased employee head count due to acquisitions along with rising employee-related benefits, including health care costs, and increased stock based compensation costs of approximately $778,000 related to our long term incentive plan. The increases in fiscal 2008 were partially offset by a decrease of approximately $300,000 in costs related to professional services required for compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act compared to fiscal 2007, which was our initial year of compliance.

        In fiscal 2009, we had recoveries of previously identified bad debt that exceeded additions to bad debt expense for the year, resulting in a net gain of $41,000. This gain of $41,000 in fiscal 2009 compared to bad debt expense of $53,000 and $268,000 in fiscal 2008 and 2007, respectively. The improvements in both fiscal 2009 and 2008 as compared to fiscal 2007 were the direct result of management's strict adherence to its established credit policies as well as closely monitoring the accounts receivable function and taking a proactive approach to the collections process.

Loss on Impairment of Goodwill

        In fiscal 2009, based on the decrease in sales activity in the current year and the completion of the fiscal 2010 budget, we determined that the carrying value of goodwill associated with our Northeast Quality Products ("NEQP") division may not be recoverable. Accordingly, we performed a goodwill impairment analysis. Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2009 and projections for future years based on the fiscal year 2010 budgeting process, the goodwill impairment analysis yielded results that would not support the current book value of the goodwill associated with this division. As a result, we concluded that the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $237,000 was recorded as of May 31, 2009. Goodwill related to NEQP, having a pre-impairment book value of $349,000, was written down to its fair value of $112,000 in accordance with generally accepted accounting principles. The NEQP division was sold on August 14, 2009, and the adjusted fair value of $112,000 was realized upon the sale.

Loss on Impairment of Fixed Assets

        In fiscal 2009, we recorded a $262,000 charge related to the impairment of real property (land and building) located in West Bridgewater, MA which was being leased to Sunburst Electronics Manufacturing Solutions, Inc. The real property, having a pre-impairment book value of $1,632,000, was written down to its fair value of $1,370,000, which was realized upon the June 24, 2009 sale of the property.

Interest Expense

        Interest expense was $17,000 in fiscal 2009 compared to $40,000 and $900,000 in fiscal 2008 and 2007, respectively. The decrease in interest expense during the past two fiscal years is a direct result of a reduction in our overall debt balances through principal payments from operating cash flow. We anticipate an increase to interest expense in fiscal 2010 due to our $10 million term loan agreement and $3 million promissory notes related to the acquisition of C.I.M. in September 2009.

Other Income

        Other income decreased $19,000 to $458,000 in fiscal 2009 compared to $477,000 and $241,000 in fiscal 2008 and 2007, respectively. Other income includes bank interest and foreign exchange gains in Europe earned by our Humiseal Europe division and rental income of $149,000 on real property (building and land) that we owned and leased to Sunburst Electronic Manufacturing Solutions, Inc. (and subsequently sold in June 2009 as discussed previously). The increase in fiscal 2008 compared to 2007 consists primarily of bank interest and exchange gains earned by our HumiSeal Europe division.

Income Taxes

        The effective tax rate for fiscal 2009 was 34.9% compared to 35.8% and 37.0% in fiscal 2008 and 2007, respectively. In all three years, we have received the benefit of the domestic production deduction and foreign rate differential. The decrease in the effective tax rate in fiscal 2009 as compared to fiscal 2008 is primarily due to a more favorable effective state income tax rate in 2009. The effective tax rate of 35.8% for fiscal 2008 compares favorably to 2007 due to an increase in the applicable domestic production deduction for the year.

Net Income

        Net income in fiscal 2009 decreased $5,989,000 or 48% to $6,385,000 compared to $12,374,000 in fiscal 2008. The decrease in net income in the current year is a direct result of decreased revenue across all of our core product lines as discussed previously. Additionally, net income was negatively impacted in the current year by the impairment of our West Bridgewater, MA real property and the impairment of goodwill from NEQP.

        Net income in fiscal 2008 increased $2,181,000 or 21% to $12,374,000 compared to $10,193,000 in fiscal 2007. The increase in net income in 2008 was primarily due to increased revenue growth in our core product lines coupled with favorable product mix and our ability to leverage our fixed costs and properly manage increasing raw material costs. In fiscal 2007, net income was negatively impacted by higher expenses incurred related to our first year of compliance with Section 404 of the Sarbanes-Oxley Act and the loss on impairment of goodwill from NEQP.

Liquidity and Sources of Capital

        Our overall cash balance increased $7,726,000 to $11,643,000 at August 31, 2009 from $3,917,000 at August 31, 2008. The increased cash balance at August 31, 2009 was a result of cash flow generated from operations during the year as well as the sale of the West Bridgewater property. We continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions. The higher cash balance of $3,917,000 at August 31, 2008 compared to $2,444,000 at August 31, 2007 was primarily the result of cash flow generated during the year, after a portion was used to repay all outstanding balances on our existing debt.

        Cash flow provided by operations was $16,907,000 for the year ended August 31, 2009 compared to $15,562,000 in fiscal 2008 and $14,498,000 in fiscal 2007. Cash provided by operations during fiscal 2009 was primarily due to operating income and decreased accounts receivable and inventory balances, offset by reduced accounts payable balances. Cash provided by operations during fiscal 2008 was primarily due to operating income and increased accounts payable and accrued expenses, offset by purchases of raw materials. Cash provided by operations during fiscal 2007 was primarily due to operating income and decreased inventory balances offset by increased accounts receivable balances.

        The ratio of current assets to current liabilities was 3.2 as of August 31, 2009 compared to 2.3 as of August 31, 2008. The increase in our current ratio at August 31, 2009 was primarily attributable to increased cash and a decrease in accounts payable and accrued liabilities partially offset by decreases in accounts receivable and inventory.

        Cash flow used in investing activities was $5,234,000 for the year ended August 31, 2009 compared to $5,796,000 in fiscal 2008 and $7,542,000 in fiscal 2007. During fiscal 2009, cash flow used in investing activities was primarily due to $2,509,000 used to pay for the purchase of real property in Oxford, MA, $1,280,000 paid for purchases related to the build out of our manufacturing facility in Pittsburgh, PA, and purchases of machinery and equipment at our other manufacturing locations. During fiscal 2008, cash flow used in investing activities was primarily due to $1,490,000 paid for the assets acquired by Chase Protective Coatings Ltd., purchases related to the build out of our manufacturing facility in Pittsburgh of $934,000, contingent payments related to previous acquisitions of $1,041,000, and cash paid for purchases of machinery and equipment at our other manufacturing locations. During fiscal 2007, cash flow used in investing activities was primarily due to the acquisition of Capital Services, the acquisition of certain assets from Metronelec SARL, and cash paid for purchases of property, plant and equipment.

        Cash flow used in financing activities was $3,856,000 for the year ended August 31, 2009 compared to $7,909,000 in fiscal 2008 and $7,049,000 in fiscal 2007. During fiscal 2009, cash flow used in financing activities reflects the payment of the annual dividend and payments of statutory minimum taxes on restricted stock. During fiscal 2008, cash flow used in financing activities reflected the annual dividend payment and our ability to use excess cash generated from operating results to pay off existing long-term debt, including $4,033,000 to pay the total outstanding balances of the term notes used to finance our acquisitions of Concoat Holdings Limited (acquired in October 2005) and Capital Services of New York, Inc. (acquired in September 2006). During fiscal 2007, cash flow used in financing activities was primarily due to our ability to use excess cash generated from operating results to pay off existing long-term debt and the annual dividend payment, partially offset by the excess tax benefit from the exercise of employee stock options.

        On October 14, 2008, we announced a cash dividend of $0.35 per share (totaling $2,986,000) to shareholders of record on October 31, 2008 and payable on December 3, 2008.

        On October 15, 2009, we announced a cash dividend of $0.20 per share (totaling $1,759,000) to shareholders of record on October 31, 2009 and payable on December 3, 2009.

        We continue to have long-term unsecured credit available with Bank of America up to a maximum amount of $10 million at the bank's base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent. As of August 31, 2009 and October 31, 2009, the entire amount of $10 million was available for use under this credit facility. We plan to use this availability to help finance our cash needs, including acquisitions, in fiscal 2010 and future periods.

        Under the terms of our credit facility, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. We were in compliance with our debt covenants as of August 31, 2009. The credit facility currently has a maturity date of March 31, 2011.

        We borrowed $10 million from Bank of America in September 2009 in order to fund our acquisition of C.I.M. This borrowing involved an unsecured, three year term note with interest and principal payments due monthly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.75% per annum, with interest payments due on the last day of each month. At October 31, 2009, the applicable interest rate was 2.0% per annum. In addition to monthly interest payments, Chase Corporation will repay the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012. In any event, on the last day of the Repayment Period, Chase will repay the remaining principal balance plus any interest then due. The loan is subject to the same debt covenants as our primary credit facility discussed above. Prepayment of the note is allowed at any time during the term of the loan.

        As part of the C.I.M. acquisition in September 2009, we delivered $3,000,000 in non-negotiable promissory notes (the "Notes") payable to five C.I.M. shareholders, who were the holders of all of the issued and outstanding shares of capital stock of C.I.M. as of the acquisition date. The principal of the Notes will be paid in three consecutive annual installments of $1,000,000 each, with the initial payment due on September 4, 2010. Interest on the unpaid principal balance of the Notes will accrue at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment. At October 31, 2009, the applicable interest rate was 0.75% per annum.

        In December 2008, we acquired real property (land and building) in Oxford, MA in order to reduce off-site storage expenses and provide capacity for future growth. Machinery and equipment will be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants. Furthermore, we may consider the acquisition of companies or other assets in fiscal 2010 or future periods which are complementary to our business. We believe that our existing resources, including our primary credit facility, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months. However, there can be no assurances that additional financing will be available at favorable terms, if at all.

        To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

        We have no significant off balance sheet arrangements.

Contractual Obligations

        The following table summarizes our contractual cash obligations at August 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years
	(Dollars in thousands)
Operating leases	$1,210	$374	$317	$140	$379
Purchase Obligations	2,181	2,181	—	—	—
Other Long-Term Liabilities(1)	11,077	932	1,590	6,194	2,361

Total(2)	$14,468	$3,487	$1,907	$6,334	$2,740

(1)
Other Long-Term Liabilities represent the expected payments for our obligations for pension and other post-retirement benefits. See Note 9 "Benefits and Pension Plans" to the Consolidated Financial Statements for further information.

(2)
We may be required to make payments related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $747,000 as of August 31, 2009 have been excluded from the contractual obligations table above. See Note 7 "Income Taxes" to the Consolidated Financial Statements for further information.

        The table above does not include payment obligations under the $10 million borrowing from Bank of America that we used to finance the C.I.M. acquisition, or the related $3 million in promissory notes we issued in the same acquisition, because they were incurred after our fiscal year end. The payment terms of each of those obligations are described above under "Liquidity and Sources of Capital." We have no other outstanding long term indebtedness.

Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expenses acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted FAS 141R as of September 4, 2009, with our acquisition of C.I.M. which will be accounted for under this standard.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. We adopted FAS 159 as of September 1, 2008, and elected to not apply the provisions of FAS 159 to any of our eligible assets and liabilities. As such, the adoption of FAS 159 did not impact our consolidated financial position or results of operation. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by FAS 159.

        In February 2008, the FASB issued SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FAS 157-2"), which provides a one-year deferral of the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The implementation of FAS 157 for financial assets and financial liabilities, effective September 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of FAS 157-2 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

        In December 2008, the FASB issued Financial Staff Position ("FSP") SFAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132R-1"). FSP 132R-1 provides guidance on an employer's disclosures about plan assets of a defined benefit plan or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. FSP 132R-1 shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. We are currently assessing the impact FSP 132R-1 will have on our consolidated financial position and results of operations.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("FAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and is effective for us beginning with this reporting period. Accordingly, we have adopted this pronouncement, which did not have a material impact on our results of operations or financial condition. The disclosures required by FAS 165 have been made in Note 22 to the Consolidated Financial Statements included in this Report.

        In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us in the interim period ending November 30, 2009 and it will not have a material impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies, Judgments, and Estimates

        The U.S. Securities and Exchange Commission ("SEC") requires companies to provide additional disclosure and commentary on their most critical accounting policies. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and requires management to make its most significant estimates and judgments in the preparation of its consolidated financial statements. Our critical accounting policies are described below.

Accounts Receivable

        We evaluate the collectability of accounts receivable balances based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us, a specific allowance against amounts due to us is recorded, and thereby reduces the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future, which could have an adverse impact on our future operating results.

Inventories

        We value inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. We estimate excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions and record reserves to reduce inventories to their estimated net realizable value. The failure to accurately forecast demand may lead to additional excess and obsolete inventory and future charges.

Goodwill, Intangible Assets, and Other Long-Lived Assets

        Long-lived assets consist of goodwill, identifiable intangible assets, trademarks, patents and agreements and property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. We review long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is also reviewed at least annually for impairment. Factors which we consider important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. We determine whether an impairment has occurred based on gross expected future cash flows and measure the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time. (See notes to consolidated financial statements.)

        The estimates of expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, performance of our obligation is complete, our price to the buyer is fixed or determinable, and we are reasonably assured of collecting. This is typically at the time of shipment. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. We analyze various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income. Commissions are recognized when earned and payments are received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

Contingent Income Tax Liabilities

        We are subject to routine income tax audits that occur periodically in the normal course of business. Our contingent income tax liabilities are estimated based on the methodology prescribed in FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which was adopted as of the beginning of fiscal 2008. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements and are influenced by our historical audit experiences with various state and federal taxing authorities as well as by current income tax trends. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. See Note 7 to the Consolidated Financial Statements included in this Report for more information on FIN 48.

Deferred Income Taxes

        We evaluate the need for a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Pension Benefits

        We sponsor a non-contributory defined benefit pension plan covering substantially all employees of certain divisions of the Company. In calculating our retirement plan obligations and related expense, we make various assumptions and estimates. These assumptions include discount rates, benefits earned, expected return on plan assets, mortality rates, and other factors. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and future expense.

        Effective December 1, 2008, the defined benefit pension plan was amended to include a soft freeze whereby any employee hired after the effective date of December 1, 2008 will not be admitted to the plan. The only exception relates to employees of the International Association of Machinists and Aerospace Workers Union. All participants who were previously admitted to the plan prior to the December 1, 2008 soft freeze will continue to accrue benefits as detailed in the plan agreements.

        We account for our pension plan following the requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158"). FAS 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance.

Impact of Inflation

        Inflation has not had a significant long-term impact on our earnings. In the event of significant inflation, our efforts to recover cost increases would be hampered as a result of the competitive nature of the industries in which we operate.

Forward-Looking Information

        From time to time, we may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, acquisition or consolidation strategies, anticipated sources of capital, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting our current views concerning potential or anticipated future events or developments, including our strategic goals for future fiscal periods. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of our business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on our business and results of operations; technological developments; performance issues with suppliers and subcontractors; our ability to renew existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; rapid technology changes and the highly competitive environment in which we operate. These risks and uncertainties also include those risks outlined under Item 1A (Risk Factors) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We limit the amount of credit exposure to any one issuer. At August 31, 2009, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

        Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers. As of August 31, 2009, we had cash balances in the United Kingdom for our HumiSeal Europe Ltd and Chase Protective Coatings Ltd. divisions denominated primarily in pounds sterling and equal to US $2,984,000 and cash balances in France for our HumiSeal Europe SARL division denominated primarily in euros and equal to US $486,000. We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

        We incurred a foreign currency translation loss, net of tax for the year ended August 31, 2009 in the amount of $948,000 related to our European operations which is recorded in other comprehensive income (loss) within our Statement of Stockholders' Equity. We do not have or utilize any derivative financial instruments.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Chase Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective September 1, 2007.

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

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers LLP
Boston, MA
November 13, 2009

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,
	2009	2008
ASSETS
Current Assets:
Cash & cash equivalents	$11,643	$3,917
Accounts receivable, less allowance for doubtful accounts of $350 and $447	14,536	18,969
Inventories	13,941	16,461
Prepaid expenses and other current assets	607	767
Deferred income taxes	471	1,310

Total current assets	41,198	41,424
Property, plant and equipment, net	23,219	21,905
Other Assets
Goodwill	14,606	15,131
Intangible assets, less accumulated amortization of $4,869 and $4,112	4,497	5,875
Cash surrender value of life insurance	5,684	5,111
Restricted investments	573	825
Deferred income taxes	1,264	—
Other assets	25	26

	$91,066	$90,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,319	$7,695
Accrued payroll and other compensation	2,561	3,649
Accrued stock based compensation	302	1,676
Accrued expenses	2,555	3,744
Accrued income taxes	1,346	1,100

Total current liabilities	13,083	17,864
Deferred compensation	1,525	2,260
Accumulated pension obligation	5,690	3,351
Other liabilities (Notes 8 and 15)	555	—
Deferred income taxes	—	636

Commitments and Contingencies (Notes 6, 8 and 19)
Stockholders' Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued Common stock, $.10 par value: Authorized 20,000,000 shares; 8,714,431 shares at August 31, 2009 and 8,396,162 shares at August 31, 2008 issued and outstanding	871	839
Additional paid-in capital	7,489	4,277
Accumulated other comprehensive loss	(3,563)	(1,132)
Retained earnings	65,416	62,202

Total stockholders' equity	70,213	66,186

Total liabilities and stockholders' equity	$91,066	$90,297

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2009	2008	2007
Revenues
Sales	$106,529	$130,703	$125,668
Royalties and commissions	1,077	1,775	1,792

	107,606	132,478	127,460

Costs and Expenses
Cost of products and services sold	75,742	89,680	87,890
Selling, general and administrative expenses	21,985	23,951	22,421
Loss on impairment of fixed assets	262	—	—
Loss on impairment of goodwill	237	—	311

Operating income	9,380	18,847	16,838
Interest expense	(17)	(40)	(900)
Other income	458	477	241

Income before income taxes	9,821	19,284	16,179
Income taxes	3,436	6,910	5,986

Net income	$6,385	$12,374	$10,193

Net income per common and common equivalent shares
Basic	$0.76	$1.50	$1.26
Diluted	$0.73	$1.43	$1.22
Weighted average shares outstanding
Basic	8,408,614	8,248,296	8,080,770
Diluted	8,754,436	8,646,545	8,354,375

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands, except share and per share amounts

	Common Stock			Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at August 31, 2006	7,798,846	$780	$878	$894	$43,522	$46,074
Exercise of stock options	732,640	73	3,939			4,012
Common stock received for payment of stock option exercises	(234,984)	(23)	(3,056)			(3,079)
Common stock retained to pay statutory minimum withholding taxes on common stock	(92,132)	(9)	(1,436)			(1,445)
Excess tax benefit from stock based compensation			2,242			2,242
Common stock grant pursuant to fully vested restricted stock units	14,980	1	113			114
Cash dividend paid, $0.20 per share					(1,589)	(1,589)
FAS 158 pension adjustment, net of tax of $633				(994)		(994)	$(994)
Foreign currency translation adjustment				716		716	716
Net unrealized loss on marketable securities, net of tax of $21				(32)		(32)	(32)
Net income					10,193	10,193	10,193

Comprehensive income						—	$9,883

Balance at August 31, 2007	8,219,350	$822	$2,680	$584	$52,126	$56,212

Change in accounting for income tax uncertainties pursuant to adoption of FIN 48					(230)	(230)
Restricted stock grants	53,227	5	(5)			—
Amortization of restricted stock grants			341			341
Stock grants	400		8			8
Exercise of stock options	41,500	4	220			224
Common stock received for payment of stock option exercises	(1,091)	—	(21)			(21)
Excess tax benefit from stock based compensation			815			815
Common stock issuance pursuant to fully vested restricted stock units	130,603	13	1,062			1,075
Common stock retained to pay statutory minimum withholding taxes on common stock	(47,827)	(5)	(823)			(828)
Cash dividend paid, $0.25 per share					(2,068)	(2,068)
FAS 158 pension adjustment, net of tax of $171				(269)		(269)	$(269)
Foreign currency translation adjustment, net of tax of $164				(1,357)		(1,357)	(1,357)
Net unrealized loss on marketable securities, net of tax of $57				(90)		(90)	(90)
Net income					12,374	12,374	12,374

Comprehensive income						—	$10,658

Balance at August 31, 2008	8,396,162	$839	$4,277	$(1,132)	$62,202	$66,186

Change in accounting for split dollar life insurance arrangement pursuant to adoption of EITF 06-04 and 06-10 (Note 15)					(185)	(185)
Reclass of previously accrued stock based compensation related to restricted stock and stock options from accrued liabilities to equity			443			443
Restricted stock grants	145,210	15	(15)			—
Amortization of restricted stock grants			1,133			1,133
Amortization of stock option grants			249			249
Exercise of stock options	3,000	—	16			16
Excess tax benefit from stock based compensation			265			265
Common stock issuance pursuant to fully vested restricted stock units	273,327	27	2,262			2,289
Common stock retained to pay statutory minimum withholding taxes on common stock	(103,268)	(10)	(1,141)			(1,151)
Cash dividend paid, $0.35 per share					(2,986)	(2,986)
FAS 158 pension adjustment, net of tax of $920				(1,506)		(1,506)	$(1,506)
Foreign currency translation adjustment, net of tax of $414				(948)		(948)	(948)
Net unrealized loss on marketable securities, net of tax of $14				23		23	23
Net income					6,385	6,385	6,385

Comprehensive income						—	$3,954

Balance at August 31, 2009	8,714,431	$871	$7,489	$(3,563)	$65,416	$70,213

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Dollars in thousands

	Years Ended August 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,385	$12,374	$10,193
Adjustments to reconcile net income to net cash provided by operating activities
Loss on disposal/sale of assets	1	4	—
Loss on impairment of fixed assets	262	—	—
Loss on impairment of goodwill	237	—	311
Depreciation	2,739	2,668	2,530
Amortization	921	1,145	971
Provision for losses on trade receivables	(41)	53	268
Stock based compensation	2,210	2,078	1,301
Realized loss (gain) on restricted investments	211	(41)	(227)
Excess tax benefit from stock based compensation	(265)	(815)	(2,243)
Deferred taxes	(853)	(345)	(1,502)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	4,201	(1,445)	(1,876)
Inventories	2,334	(1,075)	1,857
Prepaid expenses & other assets	143	(28)	(95)
Accounts payable	(1,534)	192	(977)
Accrued expenses	(561)	1,661	1,873
Accrued income taxes	809	555	2,136
Deferred compensation	(292)	(1,419)	(22)

Net cash provided by operating activities	16,907	15,562	14,498

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,641)	(3,063)	(3,698)
Purchases of intangible assets	—	—	(6)
Contingent purchase price for acquisition	(327)	(1,041)	(366)
Payments for acquisitions, net of cash acquired	(335)	(1,490)	(3,308)
Proceeds from sale of fixed assets	1,378	17	3
Proceeds from sale of NEQP business	185	—	—
Withdrawals from restricted investments, net of contributions	78	255	342
Distributions from cost based investment	1	48	5
Payments for cash surrender value life insurance, including valuation (increase)/decrease	(573)	(522)	(514)

Net cash used in investing activities	(5,234)	(5,796)	(7,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	13,284	25,040	34,594
Payments of principal on debt	(13,284)	(31,072)	(41,785)
Dividend paid	(2,986)	(2,068)	(1,589)
Proceeds from exercise of common stock options	16	203	933
Payments of statutory minimum taxes on stock options and restricted stock	(1,151)	(827)	(1,445)
Excess tax benefit from stock based compensation	265	815	2,243

Net cash used in financing activities	(3,856)	(7,909)	(7,049)

INCREASE (DECREASE) IN CASH	7,817	1,857	(93)
Effect of foreign exchange rates on cash	(91)	(384)	121
CASH, BEGINNING OF PERIOD	3,917	2,444	2,416

CASH, END OF PERIOD	$11,643	$3,917	$2,444

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

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

  (iv)
  moisture protective coatings, which are sold to the electronics industry including circuitry used in automobiles and home appliances;

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

        Certain amounts reported in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year. During fiscal 2009, the Company reclassified $443,263 of stock based compensation awards from accrued liabilities to stockholders' equity. The Company determined that this stock based compensation previously recorded in fiscal 2008 as a liability should be recorded in stockholder's equity due to the fact that these awards were going to be settled in equity shares. This reclassification entry had no impact on the statement of operations or cash flows.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of demand deposits accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less from date of purchase to be cash equivalents. As of August 31, 2009, the Company had cash balances in the United Kingdom for its UK operations denominated primarily in pounds sterling and equal to US $2,984 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $486.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

included in the determination of income or loss. The estimated useful lives of property, plant and equipment are as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 10 years

        Leasehold improvements are depreciated over the lesser of the useful life or the term of the lease.

Restricted Investments and Deferred Compensation

        The Company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's restricted investments and corresponding deferred compensation liability under the plan were $573 and $825 at August 31, 2009 and 2008, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders' equity.

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

        The Company's warranty policy provides that the products (or materials) delivered will meet its standard specifications for the products or any other specifications as may be expressly agreed to at time of purchase. All warranty claims must be received within 90 days from the date of delivery, unless some other period has been expressly agreed to within the terms of the sales agreement. The Company's warranty costs have historically been insignificant. The Company records a current liability for estimated warranty claims with a corresponding debit to cost of products and services sold based upon current and historical experience and upon specific claims issues as they arise.

Research and Product Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $1,632, $1,698 and $1,965 for the years ended August 31, 2009, 2008 and 2007, respectively.

Pension Plan

        The Company accounts for its pension plan following the requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

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

        Stock-based compensation expense recognized under SFAS 123(R) for the fiscal years 2009, 2008 and 2007 was $2,210, $2,078 and $1,301 respectively.

        The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2009 and 2008. There were no options granted during the fiscal year ended August 31, 2007.

	2009	2008
Expected Dividend yield	2.0%	2.0%
Expected life	6.5 years	7.5 years
Expected volatility	34.0%	28.0%
Risk-free interest rate	3.4%	3.9%

        Expected volatility is determined by looking at a combination of historical volatility over the past seven years as well as implied volatility going forward.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

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

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, unrealized gains and losses on marketable securities and adjustments related to the FAS 158 pension liability.

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

Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expenses acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted FAS 141R as of September 4, 2009, with its acquisition of C.I.M. which will be accounted for under this standard.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. Upon adoption of FAS 159 as of September 1, 2008, the Company elected to not apply the provisions of FAS 159 to its eligible assets and liabilities. As such, the adoption of FAS 159 did not impact the Company's consolidated financial statements or results of operation. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by FAS 159.

        In February 2008, the FASB issued SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FAS 157-2"), which provides a one-year deferral of the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The implementation of FAS 157 for financial assets and financial liabilities, effective September 1, 2008, did not have a material impact on the Company's consolidated financial position and results of operations. The Company is

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

currently assessing the impact of FAS 157-2 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

        In December 2008, the FASB issued Financial Staff Position ("FSP") SFAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132R-1"). FSP 132R-1 provides guidance on an employer's disclosures about plan assets of a defined benefit plan or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. FSP 132R-1 shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. The Company is currently assessing the impact FSP 132R-1 will have on its consolidated financial position and results of operations.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("FAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and is effective for the Company beginning with this reporting period. Accordingly, the Company has adopted this pronouncement, which did not have a material impact on its results of operations or financial condition. See Note 22 for more information on the additional disclosures required for the Company's adoption of FAS 165.

        In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and the adoption will not have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2—Inventories

        Inventories consist of the following as of August 31, 2009 and 2008:

	2009	2008
Raw materials	$7,973	$8,985
Finished and in process	5,968	7,476

Total Inventories	$13,941	$16,461

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 3—Property, Plant and Equipment

        Property, plant and equipment consist of the following as of August 31, 2009 and 2008:

	2009	2008
Property, Plant and Equipment
Land and improvements	$2,898	$2,575
Buildings	8,815	8,063
Machinery and equipment	30,950	31,000
Leasehold improvements	1,779	1,857
Construction in progress	4,957	3,491

	49,399	46,986
Accumulated depreciation	(26,180)	(25,081)

Property, plant and equipment, net	$23,219	$21,905

        The majority of construction in progress relates to the following on-going projects: (1) continued renovation of the facility in O'Hara Township, PA in order to increase production capacity and improve efficiencies for existing product lines as well as provide space to integrate future acquisitions, and (2) the building in Oxford, MA purchased in December 2008 that is currently being renovated to provide capacity for storage needs and future growth.

Note 4—Goodwill and Intangible Assets

        The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2007	$8,577	$5,999	$14,576
Acquisition of E-poxy Engineered Materials—additional earnout	383	—	383
Acquisition of Paper Tyger—additional earnout	480	—	480
Acquisition of Metronelec assets—additional earnout	184	—	184
FX translation adjustment	(492)	—	(492)

Balance at August 31, 2008	$9,132	$5,999	$15,131
Acquisition of Capital Services—working capital adjustment	32	—	32
Acquisition of Paper Tyger—additional earnout	65	—	65
Acquisition of Metronelec assets—additional earnout	112	—	112
Acquisition of E-poxy Engineered Materials—additional earnout	150	—	150
Loss on impairment of NEQP	(237)	—	(237)
Sale of NEQP business—remaining goodwill	(112)	—	(112)
FX translation adjustment	(535)	—	(535)

Balance at August 31, 2009	$8,607	$5,999	$14,606

        The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        In the quarter ended May 31, 2009, based on the decrease in sales activity in the current year and the completion of the fiscal 2010 budget, management determined that the carrying value of goodwill associated with the Company's Northeast Quality Products (NEQP) division may not be recoverable. Accordingly, the Company performed a goodwill impairment analysis. Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2009 and projections for future years based on the fiscal 2010 budgeting process, the goodwill impairment analysis yielded results that would not support the current book value of the goodwill associated with this division. As a result, the Company concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $237 was recorded as of May 31, 2009. Goodwill related to NEQP, having a pre-impairment book value of $349, was written down to its fair value of $112 in accordance with generally accepted accounting principles. The NEQP division was sold on August 14, 2009, and the adjusted fair value of $112 was realized upon the sale.

        As of August 31, 2009, the Company had a total goodwill balance of $14,606 related to its acquisitions, of which $8,671 is deductible for income taxes.

        Intangible assets subject to amortization consist of the following as of August 31, 2009 and 2008:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2009
Patents and agreements	12.6 years	$2,258	$2,059	$199
Formulas	9.3 years	1,191	552	639
Trade names	3.8 years	277	255	22
Customer lists and relationships	10.4 years	5,640	2,003	3,637

		$9,366	$4,869	$4,497

August 31, 2008
Patents and agreements	12.5 years	$2,293	$1,894	$399
Formulas	9.2 years	1,261	431	830
Trade names	3.8 years	281	204	77
Customer lists and relationships	10.4 years	6,152	1,583	4,569

		$9,987	$4,112	$5,875

        Aggregate amortization expense related to intangible assets for the years ended August 31, 2009, 2008 and 2007 was $921, $1,145 and $971, respectively. As of August 31, 2009 estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2010	$915
2011	776
2012	755
2013	638
2014	582

$3,666

Note 5—Cash Surrender Value of Life Insurance

        Life insurance is provided under split dollar life insurance agreements whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The Company recognizes cash surrender value of life insurance policies, net of loans of $5 at August 31, 2009 and 2008, secured by the policies, with the following carriers as of August 31, 2009 and 2008.

	2009	2008
John Hancock	$3,053	$2,612
Manufacturers' Life Insurance Company	872	817
Metropolitan Life Insurance	1,679	1,602
Other life insurance carriers	80	80

	$5,684	$5,111

        Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds.

Note 6—Long-Term Debt and Notes Payable to Bank

        The Company has a long-term unsecured revolving credit facility available up to a maximum amount of $10 million at the bank's base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent. This facility has a maturity date of March 31, 2011. As of August 31, 2009 and 2008, the entire amount of $10 million was available for use. Any future outstanding balance on this long-term unsecured credit facility will be included in scheduled principal payments at its maturity.

        Under the terms of the Company's credit facility agreement, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2009 and 2008.

Note 7—Income Taxes

        The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company's combined federal, state and foreign effective tax rates for fiscal 2009, 2008 and 2007, net of offsets generated by federal, state and foreign tax benefits, were approximately 34.9%, 35.8% and 37.0%, respectively. A rate reconciliation displaying the sources and tax effects of the differences, for the years ended August 31, 2009, 2008 and 2007 is as follows:

	Year Ended August 31,
	2009	2008	2007
Federal statutory rates	35.0%	35.0%	35.0%

Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	2.6%	3.2%	3.2%
Domestic production deduction	(1.1)%	(1.5)%	(0.6)%
Foreign tax rate differential	(1.4)%	(0.9)%	(0.8)%
Adjustment to tax reserve	(0.1)%	0.6%	—
Change in foreign tax rate	—	(0.5% )	—
Research credit generated	(0.5)%	(0.1)%	(0.3)%
Other	0.4%	—	0.5%

Effective income tax rate	34.9%	35.8%	37.0%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effect of temporary differences on the Company's income tax provision:

	Year Ended August 31,
	2009	2008	2007
Current income tax provision	$3,046	$7,280	$6,738

Deferred provision (benefit):
Allowance for doubtful accounts	35	59	(18)
Inventories	28	50	41
Pension expense	33	(9)	(18)
Deferred compensation	78	177	34
Accruals	34	(13)	(141)
Warranty reserve	68	(12)	(96)
Depreciation and amortization	(546)	102	(9)
Restricted stock grant	32	(371)	(403)
Capital loss carryforwards	651	—	—
Unrepatriated earnings	902	1,629	273
Foreign tax credits	(742)	(1,683)	(266)
Foreign intangibles	(131)	(167)	(176)
Other	(52)	(132)	27

Total deferred income tax provision (benefit)	390	(370)	(752)

Total income tax provision	$3,436	$6,910	$5,986

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2009	2008
Current:
Deferred tax assets:
Allowance for doubtful accounts	$120	$159
Inventories	294	330
Accruals	92	238
Warranty reserve	37	—
Capital loss carryforwards	—	651

Current deferred tax assets	543	1,378

Deferred tax liabilities:
Prepaid liabilities	(72)	(68)

Current deferred tax liabilities	(72)	(68)

Current deferred tax assets, net	471	1,310

Noncurrent:
Deferred tax assets:
Pension accrual	2,159	1,304
Deferred compensation	635	731
Unrealized gain/loss on restricted investments	43	59
Restricted stock grants	782	857
Non qualified stock options	16	16
Foreign tax credits	3,268	2,526
Foreign other	173	153

Noncurrent deferred tax assets	7,076	5,646

Deferred tax liabilities:
Unrepatriated earnings	(2,905)	(2,515)
Foreign intangibles	(776)	(1,021)
Depreciation and amortization	(2,131)	(2,746)

Noncurrent deferred tax liabilities	(5,812)	(6,282)

Noncurrent deferred tax assets (liabilities), net	1,264	(636)

Net deferred tax assets	$1,735	$674

        The Company entered into a sales-leaseback transaction with certain appreciated property located in Evanston, Illinois, triggering a capital gain for tax purposes in fiscal 2009. All of the capital loss carryovers generated in prior years were utilized as a result of this transaction.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        A summary of the Company's adjustments to its uncertain tax positions in fiscal years ended August 31, 2009 and 2008 are as follows:

	2009	2008
Balance, at beginning of year	$752	$639
Increase for tax positions related to the current year	91	73
Increase / (decrease) for tax positions related to prior years	(96)	40
Decreases for settlements with applicable taxing authorities	—	—
Decreases for lapses of statute of limitations	—	—

Balance, at end of year	$747	$752

        The unrecognized tax benefits mentioned above include an aggregate of $319 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Total interest and penalty charges of approximately $66 were recorded to income during the current fiscal year. The Company anticipates that its reserve for uncertain tax positions may be reduced over the next twelve month period, to the extent it settles any potential disputed items with the appropriate taxing authorities.

        The Company is subject to U.S. federal income tax as well as to income tax of multiple state and foreign tax jurisdictions. The statute of limitations for all material federal, state, and local tax filings remains open for fiscal years subsequent to 2005. All fiscal years in foreign jurisdictions currently remain open, as the company's international operations did not commence until fiscal 2006.

Note 8—Operating Leases

        The following is a schedule for the next five years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2009:

Year ending August 31,	Future Minimum Lease Payments
2010	$374
2011	166
2012	151
2013	88
2014	52
2015 and thereafter	379

Total future minimum lease payments	$1,210

        Total rental expense for all operating leases amounted to $889, $943 and $965 for the years ended August 31, 2009, 2008 and 2007, respectively.

        In June 2009, the Company entered into a sale leaseback transaction pursuant to the sale of its real property (land and building) located in Evanston, IL. As part of this transaction, the Company has agreed to provide financing to the purchaser, whereby the interest due on the financing is equal to the rental payments over the life of the lease. The Company received a $400 deposit at the closing and the remainder of the $4,250 sales price will be due at various dates over the term of the 49 month lease, of which $3,400 is due at the end of the lease term in July 2013. Accordingly, future rental payments on this property are not included in the schedule above. The Company is deferring the gain on this transaction until the end of the lease term and has recorded the $400k deposit as a non current liability as of August 31, 2009.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 9—Benefits and Pension Plans

401(k) Plan

        The Company has a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 100% of the first percent of salary and 50% of the 2nd—6th percent of such contribution up to an amount equal to three and one half percent of such employee's annual salary. The Company's contribution expense was $304, $264 and $256 for the years ended August 31, 2009, 2008 and 2007, respectively.

Non-Qualified Deferred Savings Plan

        The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $573 and $825 at August 31, 2009 and 2008, respectively.

Pension Plans

        The Company has non-contributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan and an unfunded supplemental plan designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The qualified plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2009.

        Effective December 1, 2008, there was a soft freeze in the plans whereby no new employees hired will be admitted to the plans, with the exception of the International Association of Machinists and Aerospace Workers Union. All participants admitted to the plans prior to the December 1, 2008 freeze will continue to accrue benefits as detailed in the plan agreements.

        The following tables reflect the status of the Company's pension plans for the years ended August 31, 2009, 2008 and 2007:

	Year Ended August 31,
	2009	2008	2007
Change in benefit obligation
Projected benefit obligation at beginning of year	$8,800	$8,172	$8,466
Service cost	432	416	417
Interest cost	547	512	474
Amendments	—	85	—
Actuarial (gain) loss	1,434	(323)	173
Settlements	—	—	(1,352)
Benefits paid	(28)	(62)	(6)

Projected benefit obligation at end of year	$11,185	$8,800	$8,172

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

	Year Ended August 31,
	2009	2008	2007
Change in plan assets
Fair value of plan assets at beginning of year	$5,449	$4,900	$5,324
Actual return on plan assets	(706)	(389)	484
Employer contribution	780	1,000	450
Settlements	—	—	(1,352)
Benefits paid	(28)	(62)	(6)

Fair value of plan assets at end of year	$5,495	$5,449	$4,900

Funded status at end of year	$(5,690)	$(3,351)	$(3,272)
Amounts recognized in consolidated balance sheets
Non-current assets	$—	$—	$—
Current liabilities	—	—	—
Non-current liabilities	(5,690)	(3,351)	(3,272)

Net amount recognized in Consolidated Balance Sheets	$(5,690)	$(3,351)	$(3,272)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$9,646	$7,603	$6,712
Projected benefit obligations	$11,185	$8,800	$8,172
Plan assets at fair value	$5,495	$5,449	$4,900
Amounts recognized in accumulated other comprehensive Income
Prior service cost	$315	$407	$410
Net actuarial loss	4,177	1,659	1,216

Adjustment to pre-tax accumulated other comprehensive income	$4,492	$2,066	$1,626

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) or loss	$2,572	$484	N/A	(1)
Amortization of loss	(54)	(41)	N/A	(1)
Prior service cost	—	85	N/A	(1)
Amortization of prior service cost	(92)	(88)	N/A	(1)

Total recognized in other comprehensive income	2,426	440	N/A	(1)
Net periodic pension cost	693	639	N/A	(1)

Total recognized in net periodic pension cost and other comprehensive income	$3,119	$1,079	N/A	(1)

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$86	$92	$88
Net actuarial loss or (gain)	212	54	41

(1)
These disclosures are required by and the underlying amounts have been measured in accordance with SFAS No. 158, which the Company adopted on August 31, 2007. The disclosures after adoption are not applicable for periods preceding the adoption of this pronouncement.

        Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Components of net periodic pension cost for the fiscal years ended August 31, 2009, 2008, and 2007 included the following:

	Year Ended August 31,
	2009	2008	2007
Components of net periodic benefit cost
Service cost	$432	$416	$417
Interest cost	547	512	474
Expected return on plan assets	(432)	(418)	(409)
Amortization of prior service cost	92	88	88
Recognized net (gain)/loss	54	41	49
Settlement (gain)/loss	—	—	264

Net periodic benefit cost	$693	$639	$883

        Weighted-average assumptions used to determine benefit obligations as of August 31, 2009 and 2008 are as follows:

	2009	2008
Discount rate
Qualified plan	5.29%	6.66%
Supplemental plan	3.38%	5.72%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Discount rate
Qualified plan	6.66%	6.25%	6.00%
Supplemental plan	5.72%	6.25%	6.00%
Expected long-term return on plan assets
Qualified plan	8.00%	8.50%	8.50%
Supplemental plan	0.00%	0.00%	0.00%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%

        It is the Company's policy to evaluate, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Moody's Corporate Aa Bond index has generally been used as a benchmark for this purpose, with adjustments made if the duration of the index differed from that of the plan. Commencing with the August 31, 2008 disclosure, the discount rate was determined by matching the expected payouts from the respective plans to the spot rates inherent in the Citigroup Pension Discount Curve. A single rate was developed, that when applied to the expected cash flows, results in the same present value as determined using the various spot rates. The Company believes that this approach will produce a better approximation of the plan liability.

        The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company's primary pension obligation, of approximately $18 for the qualified plan and $10 for the supplemental plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company's targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $54 for the qualified plan. No rate of return is

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

assumed for the nonqualified plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

Plan Assets

        The qualified plan maintained for the employees of Chase Corporation has the following target allocation and weighted-average asset allocations as of August 31, 2009, 2008 and 2007:

		Percentage of Plan Assets as of August 31,
	Target Allocation
Asset Category		2009	2008	2007
Equity securities	60%	56%	57%	57%
Debt securities	30%	34%	29%	30%
Real estate	10%	6%	9%	9%
Other	0%	4%	5%	4%

Total	100%	100%	100%	100%

        The investment policy for the Pension Plan for Employees of Chase Corporation is based on ERISA standards for prudent investing. The goal is to maximize returns while limiting volatility. The Plan assets are invested in a diversified mix of United States equity and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company's expected return for the Pension Plan is 8.0%. To determine the expected long-term rate of return on the assets for the Pension Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

Estimated Future Benefit Payments

        The following pension benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years:

Year ending August 31,	Pension Benefits
2010	$932
2011	592
2012	998
2013	5,914
2014	280
2015-2019	$2,361

        The Company contributed $780, $1,000 and $450 to fund its obligations under the pension plan for the years ended August 31, 2009, 2008 and 2007, respectively. The Company plans to make any necessary contributions during the upcoming fiscal 2010 year to ensure the qualified plan continues to be adequately funded given the current market conditions.

Note 10—Stockholders' Equity

        At the Company's annual meeting of shareholders held in January 2008, an amendment to the Articles of Organization was approved to increase the number of authorized shares of common stock, $0.10 par value, from 10,000,000 to 20,000,000.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

2005 Incentive Plan

        In November 2005, the Company adopted and the stockholders subsequently approved, the 2005 Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors that are linked directly to increases in shareholder value. The aggregate number of shares available under the 2005 Plan is 1,000,000. Additional shares may become available in connection with share splits, share dividends or similar transactions.

2001 Senior Management Stock Plan and 2001 Non-Employee Director Stock Option Plan

        In October 2002, the Company adopted, and the stockholders subsequently approved, the 2001 Senior Management Stock Plan and the 2001 Non-Employee Director Stock Option Plan (the "2001 Plans"). The 2001 Plans reserved 1,500,000 and 180,000 shares of the Company's common stock for grants related to the Senior Management Stock Plan and Non-Employee Director Stock Option Plan, respectively.

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

Restricted Stock & Restricted Stock Units

Employees and Executive Management

        In February 2006, the Board of Directors of Chase Corporation approved a performance and service based restricted stock unit grant of 82,634 shares to key members of management subject to the fiscal year 2006 results. Based on the fiscal year 2006 financial results, 41,318 additional restricted stock units (for a total of 123,952 restricted stock units) were earned and granted subsequent to the end of fiscal year 2006 in accordance with the performance measurement criteria. These restricted stock units vested and were issued in the form of common stock on August 31, 2008. Compensation expense was recognized over the vesting period on a ratable basis.

        In February 2006, the Board of Directors of Chase Corporation also approved a plan for issuing a performance and service based restricted stock unit grant of approximately 88,630 shares to key members of management with an issue date of September 1, 2006 and a vesting date of August 31, 2009. Based on the fiscal year 2007 financial results, 184,697 additional restricted stock units (total of 273,327 restricted stock units) were earned and granted subsequent to the end of fiscal year 2007 in accordance with the performance measurement criteria. These restricted stock units vested and were issued in the form of common stock on August 31, 2009. Compensation expense was recognized over the vesting period on a ratable basis.

        In May 2007, pursuant to authorization by the Board of Directors, the Company's Chief Executive Officer granted a total of 17,600 restricted stock units to approximately 40 non executive officer employees of the Company for service for the period May 2007 through May 2010. The Company is amortizing this expense ratably over this three year service period. Subject to the terms of the restricted stock unit agreements, these restricted stock units will be issued in the form of common stock at the conclusion of this service period.

        In August 2007, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 48,600 shares to key members of management with an issue date of September 1, 2007 and a vesting date of August 31, 2010. Based on the fiscal year 2008 financial results, 82,214 additional shares of restricted stock (total of 130,814 shares) were earned and granted subsequent to the end of fiscal year 2008 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award. Compensation expense is being recognized on a ratable basis over the vesting period.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        In August 2008, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 50,657 shares to key members of management with an issue date of September 1, 2008 and a vesting date of August 31, 2011. These shares are subject to a performance measurement based upon the results of fiscal year 2009 which will determine the final calculation of the number of shares that will be issued (which may be greater than or less than 50,657 shares), subject to final approval from the Compensation Committee. Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments.

Non-Employee Board of Directors

        As part of their annual retainer, non-employee members of the Board of Directors received $15 of Chase Corporation common stock, in the form of Restricted Stock or Restricted Stock Units valued at the closing price of the day preceding the first day of the new year of Board service which generally coincides with the Company's annual shareholder meeting. The stock awards vest one year from the date of grant

        In February 2007, the Compensation and Management Development Committee approved a grant of 6,648 restricted stock units to members of the Board of Directors for service for the period February 2007 through January 2008. These restricted stock units were issued in the form of common stock at the conclusion of this service period. Compensation was recognized on a ratable basis over the twelve month vesting period.

        In January 2008, non-employee members of the Board received a total grant of 4,569 shares of restricted stock for service for the period from February 1, 2008 through February 1, 2009. The shares of restricted stock vested at the conclusion of the service period. Compensation was recognized on a ratable basis over the twelve month vesting period.

        In April 2008, William H. Dykstra retired from the Company's Board of Directors. In accordance with the vesting provisions of his restricted stock agreement, he forfeited 634 of the restricted shares granted to him in January 2008. In April 2008, a total of 692 shares of restricted stock were issued to existing members of the Board for committee reassignments, as well as the appointment of new Board member Thomas Wroe, Jr., following Mr. Dykstra's retirement. These shares were for service on the Company's Board from April 1, 2008 through February 1, 2009 and vested at the conclusion of the service period.

        In January 2009, non-employee members of the Board of Directors received a total grant of 12,339 shares of restricted stock for service for the period from February 1, 2009 through February 1, 2010. This represented an increase in the Board of Directors annual stock compensation to $20 (previously $15). The shares of restricted stock will vest at the conclusion of this service period. Compensation is being recognized on a ratable basis over the twelve month vesting period.

Stock Options

        On July 8, 2008, the Company's Board of Directors authorized a grant of stock options to its President and its Chief Financial Officer to purchase 150,000 and 100,000 shares of common stock, respectively. Each of these options has an exercise price of $16.53 per share, will vest in full on the fifth anniversary of the grant date, and will expire on the tenth anniversary of the grant date.

        On August 31, 2009, the Company's Board of Directors authorized a grant of stock options to its Chief Executive Officer, its President and its Chief Financial Officer to purchase 75,000, 50,000 and 25,000 shares of common stock, respectively. Each of these options has an exercise price of $11.15 per share, and will vest in four equal annual allotments beginning on August 31, 2010 and ending on August 31, 2013. All of these options will expire on the tenth anniversary of the grant date.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes information about stock options outstanding as of August 31, 2009:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.250	93,500	3.0 years	$5.250	$575	93,500	$5.250	$575
$5.575	25,000	2.7 years	5.575	146	25,000	5.575	146
$16.530	250,000	8.9 years	16.530	—	—	—	—
$11.150	150,000	10.0 years	11.150	38	—	—	—

	518,500	7.8 years	$12.410	$759	118,500	$5.320	$721

        The total fair value of options vested at year end based upon the closing price of $11.40 per share on August 31, 2009 is $1,351.

        A summary of the transactions of the Company's stock option plans for the years ended August 31, 2009, 2008 and 2007 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Outstanding as of August 31, 2006	85,640	$5.89	810,000	$5.41
Granted	—	—	—	—
Exercised	(57,640)	6.19	(675,000)	5.42
Forfeited or cancelled	—	—	—	—

Outstanding as of August 31, 2007	28,000	$5.25	135,000	$5.36
Granted	—	—	250,000	16.53
Exercised	(12,500)	5.25	(29,000)	5.47
Forfeited or cancelled	—	—	—	—

Outstanding as of August 31, 2008	15,500	$5.25	356,000	$13.20
Granted	—	—	150,000	11.15
Exercised	(3,000)	5.25	—
Forfeited or cancelled	—		—

Options outstanding as of August 31, 2009	12,500	$5.25	506,000	$12.59

Options exercisable as of August 31, 2009	12,500	$5.25	106,000	$5.32

        The weighted average grant date fair value of options granted in the years ended August 31, 2009 and 2008 was $3.58 and $4.98 per share, respectively. There were no options granted in the year ended August 31, 2007. All stock option plans have been approved by the Company's stockholders.

        The total pretax intrinsic value of stock options exercised was $16, $956, and $5,876 for the years ended August 31, 2009, 2008 and 2007, respectively.

        Excluding the common stock currently reserved for issuance upon exercise of the 518,500 outstanding options and 17,600 for restricted stock units, there are 502,630 shares of common stock available for future issuance under the Company's equity compensation plans.

        The tax benefit realized from stock options exercised and issuance of stock pursuant to grants of restricted stock units was $265, $815, and $2,243 for the years ended August 31, 2009, 2008 and 2007, respectively.

        As of August 31, 2009, unrecognized expense related to all stock based compensation described above, is $2,717.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

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

        The following tables summarize information about the Company's segments:

	Years Ended August 31,
	2009		2008	2007
Revenues from external customers
Specialized Manufacturing	$91,236		$113,177	$109,195
Electronic Manufacturing Services	16,370		19,301	18,265

Total	$107,606		$132,478	$127,460

Income before income taxes
Specialized Manufacturing	$13,899	(a)	$22,434	$20,094	(a)
Electronic Manufacturing Services	1,718		2,138	2,040

Total for reportable segments	15,617		24,572	22,134
Corporate and Common Costs	(5,796	)(b)	(5,288)	(5,955)

Total	$9,821		$19,284	$16,179

(a)
Includes loss on impairment of goodwill of $237 in 2009 and $311 in 2007

(b)
Includes loss on impairment of fixed assets of $262

	As of August 31,
	2009	2008
Total assets
Specialized Manufacturing	$60,713	$63,242
Electronic Manufacturing Services	12,666	13,819

Total for reportable segments	73,379	77,061
Corporate and Common Assets	17,687	13,236

Total	$91,066	$90,297

Note 12—Export Sales and Foreign Operations

        Export sales from continuing domestic operations to unaffiliated third parties were $14,611, $15,818 and $14,126 for the years ended August 31, 2009, 2008 and 2007, respectively. The Company's products are sold world-wide with no foreign geographic area accounting for more than 10% of revenues from continuing operations.

        As of August 31, 2009 and 2008, the Company had long-lived assets (defined as providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment, goodwill and other intangibles) of $8,969 and $10,793, respectively, located in the United Kingdom. No other foreign geographic area accounted for more than 10% of the Company's total assets as of August 31, 2009 and 2008. The decrease in gross carrying value of these long-lived assets for the year ended August 31, 2009 is primarily due to foreign currency translation loss and the amortization of the intangible assets.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 13—Supplemental Cash Flow Data

        Supplemental cash flow information for the years ended August 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Income taxes paid	$2,481	$6,605	$4,815

Interest paid	$30	$243	$891

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$1,526	$1,075	$114
Common stock received for payment of stock option exercises	$—	$21	$3,080
Accrued contingent payments related to acquisitions	$327	$—	$110
Acquisition holdback payments, previously accrued for	$303	$—	$—
Property, plant & equipment additions included in accounts payable	$280	$152	$18
Acquisition of certain assets for Chase Protective Coatings
Current assets (net of cash acquired)		$374
Property and equipment		1,842
Intangible assets		297
Deferred tax assets		169
Accounts payable and accrued liabilities		(950)
Acquisition costs		(242)

Cash provided through operating cash		$(1,490)

Acquisition of certain assets of Metronelec
Current assets (net of cash acquired)			$41
Property and equipment			13
Intangible assets			932
Goodwill			440
Accounts payable and accrued liabilities			(41)

Cash provided through operating cash			$(1,385)

Acquisition of Capital Services
Current assets (net of cash acquired)			$704
Property and equipment			90
Intangible assets			709
Goodwill			789
Accounts payable and accrued liabilities			(216)
Deferred tax liability			(276)

Cash provided through operating cash and increase in debt			$(1,800)

Note 14—Acquisitions

Capital Services of New York, Inc.

        In September 2006, Chase Corporation acquired all of the capital stock of Capital Services of New York, Inc. based in Schenectady, New York ("Capital Services") for approximately $1,800 subject to adjustments and holdbacks including balance sheet retentions, and retentions for warranty and indemnifications and tax retentions. In fiscal 2009, the Company made a payment of approximately $142 related to these holdbacks and retentions (of which $110 was previously accrued). The assets acquired by the Company include inventories, trade receivables, cash, and other current assets. The purchase agreement for this acquisition requires additional contingent payments to be made by the Company if certain revenue targets are met with respect to the Capital Services and E-Poxy

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

products over the four years ending August 31, 2010. The additional payments related to these revenue targets are not contingent upon employment of the former shareholders and will be included as part of the contingent purchase price when and if paid.

        Capital Services is a leading manufacturer of waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets. This acquisition joined Chase's Royston and E-Poxy Engineered Materials brands to form the Construction Products group.

        The effective date for this acquisition was September 1, 2006 and the results of the Capital Services operations have been included in the Company's financial statements since then. The purchase price was funded through a loan from Bank of America which was fully paid off as of August 31, 2008.

        The allocation of the purchase price, including direct costs of the acquisition, was based on the fair values of the acquired assets and liabilities assumed as follows:

Assets & Liabilities	Amounts
Current Assets (net of cash acquired)	$704
Property & Equipment	90
Intangible Assets	709
Goodwill	789
Accounts payable and accrued expenses	(216)
Deferred tax liability	(276)

Total purchase price	$1,800

        All assets, including goodwill, acquired as part of Capital Services are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Patents and agreements	$63	2 years
Formulas	$168	10 years
Trade names	$93	3 years
Customer lists and relationships	$385	10 years

Total intangible assets	$709

HumiSeal Europe SARL

        In March 2007, Chase Corporation expanded its international presence with the formation of HumiSeal Europe SARL in France. HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris, France. In conjunction with establishing the new company certain assets were acquired from Metronelec SARL, a former distributor of HumiSeal products.

        The purchase price for this acquisition was €885 (approximately US $1,150 at the time of acquisition) plus acquisition related costs and additional contingent payments to be made by the Company if certain revenue targets are met during the five year period ending February 29, 2012. The effective date for this acquisition for accounting purposes was March 12, 2007 and the results of HumiSeal Europe SARL have been included in the Company's financial results since then. The purchase price was financed out of cash flow from the Company's European operations.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The allocation of the purchase price, including direct costs of the acquisition, was based on the fair values of the acquired assets and liabilities assumed as follows:

Assets & Liabilities	Amounts
Property and equipment	$13
Intangible Assets	932
Goodwill	440

Total purchase price	$1,385

        All assets, including goodwill, acquired as part of HumiSeal Europe SARL are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Patents and agreements	$142	5 years
Customer lists and relationships	790	10 years

Total intangible assets	$932

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

        The purchase price for this acquisition was £739 (US $1,490 at the time of the acquisition) and was financed out of cash flow from the Company's operations. The effective date for this acquisition was September 1, 2007 and the results of this acquisition have been included in the Company's financial statements since then.

        The allocation of the purchase price, including direct costs of the acquisition, was based on the fair values of the acquired assets and liabilities assumed as follows:

Assets & Liabilities	Amounts
Inventory	$374
Fixed Assets	1,842
Intangible assets	297
Deferred tax asset	169
Accrued expenses	(1,192)

Total purchase price	$1,490

        All assets, including goodwill, acquired as part of this acquisition are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Customer lists and relationships	$260	3 years
Trademarks/Trade Names	37	2 years

Total intangible assets	$297

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        All acquisitions have been accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

Note 15—Split-Dollar Life Insurance Arrangements

        In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. In March 2007, the EITF reached a final conclusion on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. Both of these Issues stipulate that an agreement by an employer to make life insurance premium payments and/or share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for by the employer. The Issues conclude that the purchase of a split-dollar life insurance policy does not constitute a settlement and, therefore, a liability for the postretirement obligation must be recognized. EITF Issues 06-04 and 06-10 allow the Company to record the initial recognition of the liability through stockholders' equity.

        The Company adopted EITF Issues 06-04 and 06-10 on September 1, 2008. The net liability related to these postretirement benefits was calculated as the difference between the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured's death. The Company prepared its calculation by using mortality assumptions which were based on the 2008 Combined Static Mortality Table, and an appropriate discount rate. Upon the adoption of EITF Issues 06-04 and 06-10 on September 1, 2008, the Company recorded a decrease of $184 to stockholders' equity which represents the Company's net liability related to these postretirement obligations. Ongoing expenses in future years will be recognized through operations. As of August 31, 2009, the Company's net liability related to these postretirement obligations was $155.

Note 16—Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. FAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FSP 157-2 "Partial Deferral of the Effective Date of Statement 157," deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

        The implementation of FAS 157 for financial assets and financial liabilities, effective September 1, 2008 for the Company, did not have a material impact on the Company's consolidated financial position and results of operations. The Company is currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table sets forth the Company's financial assets that were accounted for at fair value on a recurring basis as of August 31, 2009:

		Fair value measurements at August 31, 2009 using:
	Balance at 08/31/09	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$573	$239	$334	$—

	$573	$239	$334	$—

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS No. 115", ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. Upon adoption of FAS 159 as of September 1, 2008, the Company elected to not apply the provisions of FAS 159 to its eligible assets and liabilities. As such, the adoption of FAS 159 did not impact the Company's consolidated financial statements.

Note 17—Related Party Transactions

        In June 2009, the Company sold real property (building and land) to ChaseBay Real Estate Holdings, Inc. ("ChaseBay") for a purchase price of $1,370. The property is located in West Bridgewater, MA and was being leased by the Company to Sunburst Electronics Manufacturing Solutions, Inc. ("Sunburst") for a monthly base rent of $15. Andrew Chase, President of Sunburst and partner of ChaseBay, is the son of Edward L. Chase (deceased), and a Trustee of the Edward L. Chase Revocable Trust (the "Trust"), the brother of Peter R. Chase (the Chairman and CEO of the Company) and the uncle of Adam P. Chase (the President and COO of the Company). The Trust is the sole owner of Sunburst and is a significant shareholder of Chase Corporation, holding 1,157,902 shares of the Company's common stock as of the date of the transaction.

        The terms and conditions of the sale transaction were reviewed and approved by an independent committee of the Company's Board of Directors which concluded that the sale price was appropriate given a recent market appraisal of the land and building performed by an independent third party valuation firm.

        The sale of the property resulted in an accounting charge of $262 in the third quarter ending May 31, 2009, which represented the write down of the property to its current market value, as required by generally accepted accounting principles.

        Additionally, a voting agreement between Chase and the Trust expires in 2013. Pursuant to the voting agreement, the Trustees have agreed to vote for the nominees for director of the Company, as approved from time to time by the Company's Nominating and Governance Committee, through the annual meeting in January 2013. The voting agreement requires that a designated representative of the Trust be elected a director of the Company. The voting agreement which had an original book value of $200, has been capitalized as an intangible asset and is being amortized over its ten year useful life. As of August 31, 2009, this intangible asset has a net book value of $85.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 18—Net Income Per Share

        Net income per share is calculated as follows:

	Years Ended August 31,
	2009	2008	2007
Net income	$6,385	$12,374	$10,193

Weighted average common shares outstanding	8,408,614	8,248,296	8,080,770
Additional dilutive common stock equivalents	345,822	398,249	273,605

Weighted average diluted shares outstanding	8,754,436	8,646,545	8,354,375

Net income per share—Basic	$0.76	$1.50	$1.26
Net income per share—Diluted	$0.73	$1.43	$1.22

        For the year ended August 31, 2009, stock options to purchase 250,000 shares of common stock were outstanding, but were not included in the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

Note 19—Contingencies

        The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products. The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date had been postponed and no new trial date has been set. As of October 2009, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

        The Company was named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court. The plaintiff alleges that her husband suffered and died from malignant mesothelioma resulting from exposure to asbestos in his workplace. The plaintiff has sued seven alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now a division of Chase Corporation). Chase has filed an answer to the claim denying the material allegations in the complaint. The parties are currently engaged in discovery.

        In addition to the matters described above, the Company is involved from time to time in litigation incidental to the conduct of its business. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company's operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 20—Selected Quarterly Financial Data (Unaudited)

        The following table presents unaudited operating results for each of the Company's quarters in the years ended August 31, 2009 and 2008:

	Fiscal Year 2009 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$30,607	$22,751	$25,012	$28,159	$106,529
Gross Profit on Sales	9,047	5,111	7,375	9,254	30,787
Net Income	2,260	454	862	2,809	6,385
Net income per share—basic	$0.27	$0.05	$0.10	$0.33	$0.76
Net income per share—diluted	$0.26	$0.05	$0.10	$0.31	$0.73

	Fiscal Year 2008 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$34,224	$27,872	$33,489	$35,118	$130,703
Gross Profit on Sales	11,260	8,163	10,567	11,033	41,023
Net Income	3,474	1,865	3,218	3,817	12,374
Net income per share—basic	$0.42	$0.23	$0.39	$0.46	$1.50
Net income per share—diluted	$0.41	$0.22	$0.37	$0.44	$1.43

Note 21—Valuation and Qualifying Accounts

        The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2009	$447	$89	$(186)	$350
August 31, 2008	$580	$128	(261)	$447
August 31, 2007	$513	$287	(220)	$580

        The following table sets forth activity in the Company's warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2009	$315	$22	$(206)	$131
August 31, 2008	$268	$166	(119)	$315
August 31, 2007	$163	$136	(31)	$268

Note 22—Subsequent Events

        In accordance with FAS 165, the Company evaluated subsequent events through November 13, 2009, the date these financial statements were filed.

Acquisition of C.I.M. Industries Inc.

        On September 4, 2009, Chase Corporation acquired all of the outstanding capital stock of C.I.M. Industries Inc. ("C.I.M."), which is based in Peterborough, NH and has a manufacturing facility in Texas. C.I.M. is a specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment industry. The total purchase price, net of cash received, was $18,894,000, subject to certain adjustments relating to the closing date working capital.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The purchase price consists of cash in the amount of $16,500 (subject to closing adjustments) and the delivery of non-negotiable promissory notes (the "Notes") in the aggregate amount of $3,000. The net assets acquired by Chase include cash, inventories, trade receivables, property, plant & equipment, trade payables and certain other current assets and liabilities. The principal of the Notes will be paid in three consecutive annual installments of $1,000 each, with the initial payment due on September 4, 2010. Interest on the unpaid principal balance of the Notes will accrue at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment. At October 31, 2009, the applicable interest rate was 0.75% per annum.

        The Company funded this acquisition partly through its available cash on hand and funded the balance through a loan in the amount of $10,000 from Bank of America and the $3,000 Notes to C.I.M. shareholders described above. The loan from Bank of America (the "Loan") is an unsecured, three year term note with interest and principal payments due monthly. Interest is calculated at the applicable LIBOR rate plus a margin of 1.75% per annum, with interest payments due on the last day of each month. In addition to monthly interest payments, Chase Corporation will repay the principal in equal installments of $167 each, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012 (the "Repayment Period"). In any event, on the last day of the Repayment Period, Chase will repay the remaining principal balance plus any interest then due.

        The Loan is subject to certain covenants which require the Company to maintain certain financial ratios, including total liabilities to tangible net worth and debt service coverage ratios. Prepayment of the Loan is allowed at any time during the term of the Loan.

Dividend Declared

        On October 15, 2009, the Company announced a cash dividend of $0.20 per share to shareholders of record on October 31, 2009 payable on December 3, 2009.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2009.

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

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to Directors of the Company, information with respect to compliance with the reporting obligations under Section 16(a) of the Exchange Act, information concerning the Company's code of ethics applicable to senior management, information concerning procedures for shareholder nominations to the Company's Board of Directors, and information relating to the Company's Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2009. Information regarding the Company's executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company's Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2009.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2009.

        The following table summarizes the Company's stock option plans as of August 31, 2009. Further details on the Company's stock option plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company's stock option plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	481,000	$12.66	14,136
2001 Non-Employee Director Stock Plan	12,500	5.25	10,000
2005 Incentive Plan	25,000	11.15	478,494

Total	518,500	$12.41	502,630

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company's Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2009.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K, relating to fees paid to the Company's independent registered public accounting firm and pre-approval policies of the Company's Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2009.

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
3.2	By-Laws (incorporated by reference from Exhibit 3.2 to the Company's 2004 Form 10-K).
10.1.1	Voting Agreement between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 26, 2002 (incorporated by reference from Exhibit 10.30 to the Company's 2004 Form 10-K).
10.1.2
Voting Agreement Amendment between the Trustees of The Edward L. Chase Revocable Trust and the Company dated December 10, 2003 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K filed December 29, 2003).
10.2
Amended and Restated Stock Agreement dated as of August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K filed on September 2, 2004).*
10.3
Chase Corporation Employee's Supplemental Pension Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008).*
10.4
Chase Corporation Employee's Supplemental Savings Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008).*
10.5
Chase Corporation Non-Qualified Retirement Savings Plan for the Board of Directors, amended and restated effective January 1, 2009 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed on April 9, 2009).*
10.6.1
Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, filed on July 17, 2006).*
10.6.2
Severance Agreement between the Company and Terry M. Jones dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 16, 2007).*
10.6.3	Severance Agreement between the Company and Adam P. Chase dated October 1, 2008.*
10.6.4
Severance Agreement between the Company and Kenneth L. Dumas dated July 10, 2006 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 16, 2007).*
10.7.1	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company's 2004 Form 10-K).*

Exhibit Number	Description
10.7.2	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company's 2004 Form 10-K).*
10.8.1	Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.46 to the Company's 2004 Form 10-K).*
10.8.2	Form of award issued under Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.47 to the Company's 2004 Form 10-K).*
10.9	Second Amended and Restated Loan Agreement, dated September 4, 2009, between Chase Corporation and Bank of America, N.A.
10.10.1
Life Insurance Reimbursement Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed January 14, 2005).*
10.10.2
Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K filed January 14, 2005).*
10.10.3	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K filed January 14, 2005).*
10.11.1	2005 Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed February 9, 2006).*
10.11.2
Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*
10.11.3
Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*
10.11.4
Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended February 29, 2008, filed on April 9, 2008).*
10.11.5
Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2007, filed on January 9, 2008).*
10.11.6	Form of stock option award issued under the Chase Corporation 2005 Incentive Plan.*
10.12.1	FY 2009 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 2009, filed on July 10, 2009).*
10.12.2
FY 2009 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 2009, filed on July 10, 2009).*
10.13.1
Endorsement Split-Dollar Agreement among the Company, Edward L. Chase, and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, filed on November 27, 1998).
10.13.2
Amendment to Endorsement Split-Dollar Agreement between the Company and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2009, filed on April 9, 2009).

Exhibit Number	Description
10.14	Purchase and Sale Agreement dated May 21, 2009, between Chase Corporation and ChaseBay Real Estate Holdings, Inc.
10.15.1	Stock Purchase Agreement dated September 4, 2009, among Chase Corporation and the shareholders of C.I.M. Industries Inc.
10.15.2	Promissory Notes dated September 4, 2009, among Chase Corporation and the shareholders of C.I.M. Industries Inc.
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Identifies management plan or compensatory plan or arrangement.

(b)
See (a)(3) above.

(c)
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation
By:	/s/ PETER R. CHASE Peter R. Chase, Chairman and Chief Executive Officer November 12, 2009
By:	/s/ KENNETH L. DUMAS Kenneth L. Dumas Chief Financial Officer and Treasurer November 12, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. CHASE Peter R. Chase	Chairman and Chief Executive Officer (Principal executive officer)	November 12, 2009
/s/ KENNETH L. DUMAS Kenneth L. Dumas	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	November 12, 2009
/s/ MARY CLAIRE CHASE Mary Claire Chase	Director	November 12, 2009
/s/ J. BROOKS FENNO J. Brooks Fenno	Director	November 12, 2009
/s/ LEWIS P. GACK Lewis P. Gack	Director	November 12, 2009
/s/ GEORGE M. HUGHES George M. Hughes	Director	November 12, 2009
/s/ RONALD LEVY Ronald Levy	Director	November 12, 2009
/s/ THOMAS WROE, JR. Thomas Wroe, Jr	Director	November 12, 2009