Form 10-Q
period 2009-11-30
CHASE CORP
filed 2010-01-11
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2009

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

The number of shares of Common Stock outstanding as of December 31, 2009 was 8,776,123.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2009

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2009	2009
ASSETS
Current Assets:
Cash	$7,149	$11,643
Accounts receivable, less allowance for doubtful accounts of $357 and $350	14,188	14,536
Inventories	16,268	13,941
Prepaid expenses and other current assets	996	607
Deferred income taxes	368	471
Total current assets	38,969	41,198

Property, plant and equipment, net	27,337	23,219

Other Assets:
Goodwill	23,279	14,606
Intangible assets, less accumulated amortization of $5,331 and $4,869	12,254	4,497
Cash surrender value of life insurance	5,742	5,684
Restricted investments	603	573
Deferred income taxes	—	1,264
Other assets	70	25
	$108,254	$91,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,671	$6,319
Accrued payroll and other compensation	1,217	2,561
Accrued stock based compensation	318	302
Accrued expenses	4,053	2,555
Accrued income taxes	1,936	1,346
Current portion of long-term debt	3,000	—
Total current liabilities	17,195	13,083

Long-term debt, less current portion	9,500	—
Deferred compensation	1,543	1,525
Accumulated pension obligation	5,938	5,690
Other liabilities	555	555
Deferred income taxes	2,235	—

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 8,779,061 shares at November 30, 2009 and 8,714,431 shares at August 31, 2009 issued and outstanding	878	871
Additional paid-in capital	8,002	7,489
Accumulated other comprehensive loss	(3,372)	(3,563)
Retained earnings	65,780	65,416
Total stockholders’ equity	71,288	70,213
Total liabilities and stockholders’ equity	$108,254	$91,066

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2009	2008

Revenues
Sales	$28,328	$30,607
Royalties and commissions	403	462
	28,731	31,069
Costs and Expenses
Cost of products and services sold	18,754	21,559
Selling, general and administrative expenses	6,657	6,034

Operating income	3,320	3,476

Interest expense	(60)	(6)
Other income	109	117

Income before income taxes	3,369	3,587

Income taxes	1,246	1,327

Net income	$2,123	$2,260

Net income available to common shareholders, per common and common equivalent share
Basic	$0.24	$0.26
Diluted	$0.24	$0.26

Weighted average shares outstanding
Basic	8,701,049	8,397,695
Diluted	8,779,524	8,655,588

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2009

(UNAUDITED)

In thousands, except share and per share amounts

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at August 31, 2009	8,714,431	$871	$7,489	$(3,563)	$65,416	$70,213
Restricted stock grants	60,930	6	(6)	—	—	—
Amortization of restricted stock grants			359	—	—	359
Amortization of stock option grants			132	—	—	132
Exercise of stock options	3,700	1	19	—	—	20
Tax benefit from exercise of stock options			9	—	—	9
Cash dividend declared, $0.20 per share				—	(1,759)	(1,759)
Foreign currency translation adjustment, net of tax of $99				184	—	184	$184
Net unrealized gain on restricted investments, net of tax of $5				7	—	7	7
Net income				—	2,123	2,123	2,123
Comprehensive income						—	$2,314
Balance at November 30, 2009	8,779,061	$878	$8,002	$(3,372)	$65,780	$71,288

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Dollars in thousands

	Three Months Ended November 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,123	$2,260
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	792	703
Amortization	417	244
Provision for losses on trade receivables	44	18
Stock based compensation	508	690
Realized loss (gain) on restricted investments	(1)	147
Excess tax benefit from stock based compensation	(9)	(6)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,114	2,246
Inventories	(1,200)	(1,871)
Prepaid expenses & other assets	(305)	(457)
Accounts payable	58	114
Accrued expenses	(1,969)	(3,492)
Accrued income taxes	488	1,176
Deferred compensation	18	(271)
Net cash provided by operating activities	2,078	1,501

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(187)	(633)
Payments for acquisitions, net of cash acquired	(15,894)	—
Withdrawals from restricted investments, net of contributions	(18)	47
Distributions from cost based investment	—	1
Payments for cash surrender value life insurance, including valuation (increase)/decrease	(57)	(34)
Net cash used in investing activities	(16,156)	(619)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	10,492	6,040
Payments of principal on debt	(993)	(6,040)
Proceeds from exercise of common stock options	20	16
Excess tax benefit from stock based compensation	9	6
Net cash provided by financing activities	9,528	22

INCREASE (DECREASE) IN CASH	(4,550)	904
Effect of foreign exchange rates on cash	56	(501)
CASH, BEGINNING OF PERIOD	11,643	3,917

CASH, END OF PERIOD	$7,149	$4,320

Non-cash Investing and Financing Activities
Property, plant & equipment additions included in accounts payable	$435	$72
Cash dividend declared	$1,759	$2,986
Notes payable to C.I.M. shareholders related to acquisition	$3,000	$—

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2009 in conjunction with its 2009 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2009, the results of operations and cash flows for the interim periods ended November 30, 2009 and 2008, and changes in stockholders’ equity for the interim period ended November 30, 2009.

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

The results of operations for the interim period ended November 30, 2009 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K.

Note 2 — Recent Accounting Policies

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board’s (FASB) approved the “FASB Accounting Standards Codification” (“ASC” or the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification became effective for the Company in the quarter ending November 30, 2009 and the adoption did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expenses acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company adopted ASC 805 as of September 1, 2009, and its September 2009 acquisition of C.I.M. Industries was accounted for under this standard.

Recently Issued Accounting Pronouncement

In December 2008, the FASB issued ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”).  ASC 715 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date.  The guidance requires more detailed disclosures about the assets of a defined benefit pension or other post-retirement plan and is effective for fiscal years ending after December 15, 2009.  Since the guidance only requires enhanced disclosures, the Company does not expect the adoption of ASC 715 to have an impact on its consolidated financial position and results of operations.

Note 3 — Inventories

Inventories consist of the following as of November 30, 2009 and August 31, 2009:

	November 30, 2009	August 31, 2009
Raw materials	$8,906	$7,973
Finished and in process	7,362	5,968
Total Inventories	$16,268	$13,941

Note 4 — Net Income Per Share

In June 2008, the FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method.  The Company adopted the provisions of this standard on September 1, 2009.  The presentation of earnings per share for previously reported periods has been adjusted due to retrospective adoption of this standard.  The determination of earnings per share under the standard is as follows:

	Three Months Ended November 30,
	2009	2008
Basic Earnings per Share
Net income	$2,123	$2,260
Income allocated to participating securities	60	49
Net income available to common shareholders	$2,063	$2,211

Basic weighted averages shares outstanding	8,701,049	8,397,695
Net income per share - Basic	$0.24	$0.26

Diluted Earnings per Share
Net income	$2,123	$2,260
Income allocated to participating securities	60	47
Net income available to common shareholders	$2,063	$2,213

Basic weighted averages shares outstanding	8,701,049	8,397,695
Additional dilutive common stock equivalents	78,475	257,893
Diluted weighted averages shares outstanding	8,779,524	8,655,588
Net income per share - Diluted	$0.24	$0.26

For the three months ended November 30, 2009 and 2008, stock options to purchase 250,000 shares of common stock were outstanding, but were not included in the calculation of diluted income per share in either period because the options’ exercise prices were greater than the average market price of the common stock and thus their inclusion would be anti-dilutive.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 5 — Stock Based Compensation

In August 2008, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 50,657 shares to key members of management with an issue date of September 1, 2008 and a vesting date of August 31, 2011.  Based on the fiscal year 2009 financial results coming in below the target, the grant was reduced by 15,944 shares of restricted stock subsequent to the end of fiscal year 2009 in accordance with the performance measurement criteria.   The adjusted restricted stock award of 34,713 shares was finalized in the quarter ended November 30, 2009 and no further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2009, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 76,874 shares to key members of management with an issue date of September 1, 2009 and a vesting date of August 31, 2012.  These shares are subject to a performance measurement based upon the results of fiscal year 2010 which will determine the final calculation of the number of shares that will be issued (which may be greater than or less than 76,874 shares).  Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments.

Note 6 — Segment Information

The Company operates in two business segments, a Specialized Manufacturing segment and an Electronic Manufacturing Services segment.  Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline applications, and moisture protective coatings for electronics and printing services.  Electronic Manufacturing Services include printed circuit board and electro-mechanical assembly services for the electronics industry.  The Company evaluates segment performance based upon income before income taxes.

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2009	2008
Revenues from external customers
Specialized Manufacturing	$24,265	$26,708
Electronic Manufacturing Services	4,466	4,361
Total	$28,731	$31,069

Income before income taxes
Specialized Manufacturing	$4,376	$4,923
Electronic Manufacturing Services	455	325
Total for reportable segments	4,831	5,248
Corporate and Common Costs	(1,462)	(1,661)
Total	$3,369	$3,587

The Company’s products are sold world-wide.  For the three month periods ended November 30, 2009 and 2008, sales from its operations located in the United Kingdom accounted for 8% and 11% of total Company revenues, respectively. No other foreign geographic area accounted for more than 10% of consolidated revenues.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30, 2009	August 31, 2009
Total assets
Specialized Manufacturing	$84,431	$60,713
Electronic Manufacturing Services	13,739	12,666
Total for reportable segments	98,170	73,379
Corporate and Common Assets	10,084	17,687
Total	$108,254	$91,066

The increase in total assets of the Company’s Specialized Manufacturing segment as of November 30, 2009 is primarily due to the acquisition of C.I.M. Industries, Inc. (“C.I.M.”) in September 2009 (see Note 8 below).

As of November 30, 2009 and August 31, 2009, the Company had long-lived assets (defined as providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment, goodwill and other intangibles) of $8,922 and $8,969, respectively, located in the United Kingdom.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2009	$8,607	$5,999	$14,606
Acquisition of C.I.M. Industries	8,573	—	8,573
FX translation adjustment	100	—	100
Balance at November 30, 2009	$17,280	$5,999	$23,279

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of November 30, 2009 and August 31, 2009:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
November 30, 2009
Patents and agreements	12.5 years	$2,264	$2,083	$181
Formulas and technology	9.7 years	3,083	639	2,444
Trade names	4.4 years	538	274	264
Customer lists and relationships	10.2 years	11,700	2,335	9,365
		$17,585	$5,331	$12,254

August 31, 2009
Patents and agreements	12.6 years	$2,258	$2,059	$199
Formulas and technology	9.3 years	1,191	552	639
Trade names	3.8 years	277	255	22
Customer lists and relationships	10.4 years	5,640	2,003	3,637
		$9,366	$4,869	$4,497

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The increase in gross carrying value of intangible assets for the three months ended November 30, 2009 is  due to the addition of intangible assets associated with the Company’s acquisition of C.I.M. in September 2009 (see Note 8 below).

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2009 and 2008 was $417 and $244, respectively.  Estimated amortization expense for the remainder of fiscal year 2010 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2010 (remaining nine months)	$1,318
2011	1,611
2012	1,591
2013	1,474
2014	1,418
2015	1,344
$8,756

Note 8 — Acquisition of C.I.M. Industries Inc.

In September 2009, Chase Corporation acquired all of the outstanding capital stock of C.I.M. Industries Inc. (“C.I.M.”) which is based in Peterborough, NH and has a manufacturing facility in Texas.  C.I.M. is a specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment applications.  The total purchase price, net of cash received, was $18,894.

Allocation of Purchase Price

The purchase price consisted of cash in the amount of $16,500 (before taking into consideration any cash received) and the delivery of non-negotiable promissory notes in the aggregate amount of $3,000 payable to the shareholders of C.I.M.  The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.”  In accordance with this new accounting standard, the Company expensed $105 of acquisition related costs.

The purchase price has been allocated to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Current assets (net of cash acquired)	$1,991
Property, plant & equipment	4,262
Goodwill	8,573
Intangible assets	8,100
Accounts payable and accrued expenses	(439)
Deferred tax liabilities	(3,593)

Total purchase price	$18,894

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $8,573 that is largely attributable to the synergies and economies of scale from combining the operations and technologies of Chase and C.I.M., particularly as it pertains to the global expansion of the Company’s product and service offerings, and marketing efforts.  This goodwill is not deductible for income tax purposes.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

All assets, including goodwill, acquired as part of C.I.M. are included in the Specialized Manufacturing segment.  Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Formulas and technology	$1,880	10 years
Trade names	260	5 years
Customer lists and relationships	5,960	10 years

Total intangible assets	$8,100

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three month period ended November 30, 2008, as though the C.I.M. acquisition described above occurred on September 1, 2008.  The actual revenues and expenses for this acquisition are included in our fiscal 2010 consolidated results beginning on September 4, 2009 and would not be materially different if the acquisition occurred on September 1, 2009, the first day of our first fiscal quarter in 2010.  Adjustments have been made for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, and the income tax impact of the pro forma adjustments at the statutory rate of 38%. The following pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective on September 1, 2008.

Three Months Ended November 30, 2008
Revenues	$33,295
Net income	$2,463

Net income per common and common equivalent share
Basic	$0.29
Diluted	$0.28

Note 9 — Commitments and Contingencies

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of November 2009, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In addition to the matters described above, the Company is involved from time to time in litigation incidental to the conduct of its business.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

Note 10 — Debt

The Company borrowed $10,000 from Bank of America in September 2009 in order to fund its acquisition of C.I.M.  This borrowing involved an unsecured, three year term note (“Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% per annum, with interest payments due on the last day of each month.  At November 30, 2009, the applicable interest rate was 1.99% per annum.  In addition to monthly interest payments, Chase Corporation will repay the principal in equal installments of $167 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012 (the “Repayment Period”).  In any event, on the last day of the Repayment Period, Chase will repay the remaining principal balance plus any interest then due.

The Term Note is subject to certain covenants which require the Company to maintain certain financial ratios, which include (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with these debt covenants as of November 30, 2009.   Prepayment of the Term Note is allowed at any time during the term of the loan.

As part of the C.I.M. acquisition in September 2009, the Company delivered $3,000 in non-negotiable promissory notes (the “Notes”) payable to five C.I.M. shareholders, who were the holders of all of the issued and outstanding shares of capital stock of C.I.M. as of the acquisition date.   The principal of the Notes will be paid in three consecutive annual installments of $1,000 each, with the initial payment due on September 4, 2010.  Interest on the unpaid principal balance of the Notes will accrue at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At November 30, 2009, the applicable interest rate was 0.71% per annum.

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2009 and 2008 are as follows:

	Three Months Ended
	November 30, 2009	November 30, 2008
Service cost	$124	$108
Interest cost	123	137
Expected return on plan assets	(100)	(112)
Amortization of prior service cost	21	23
Amortization of unrecognized loss	53	13
Net periodic benefit cost	$221	$169

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2009, the Company was not required to make any contributions nor did it make any voluntary contributions to the pension plan in the current fiscal year.

Note 12 — Fair Value Measurements

The Company adopted the guidance of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as of September 1, 2008, as it related to all financial assets and financial liabilities.  ASC 820 provided for a one-year deferral of the effective date as it related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.

Effective September 1, 2009, the Company adopted ASC 820 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  Other than the assets acquired from C.I.M., the Company has not valued any non-financial assets at fair value.  Accordingly, there was no cumulative effect of adoption and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The adoption may impact future evaluations of impairment of goodwill and long-lived assets.

The Company generally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2009 and August 31, 2009:

		Fair value measurements at November 30, 2009 using:
	November 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$603	$576	$27	$—

Total	$603	$576	$27	$—

		Fair value measurements at August 31, 2009 using:
	August 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$573	$239	$334	$—

Total	$573	$239	$334	$—

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 13 — Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through January 11, 2010, the date these financial statements were filed.

Acquisition of ServiWrap Product Line

On December 18, 2009, the Company acquired the full range of ServiWrap pipeline protection products from Grace Construction Products Limited, a UK based unit of W.R. Grace & Co. (the “Seller”).  ServiWrap / ServiShield® anti-corrosion systems provide protection for new and refurbished oil, gas and water pipelines in projects around the world.  The acquisition of ServiWrap will complement the portfolio of the Company’s pipeline protection tapes, coatings and accessories and will extend the Company’s global customer base.  The total purchase price for this acquisition was £5,983 (approximately US $9,700 at the time of acquisition).

The assets acquired by the Company include product lines, manufacturing equipment and certain intellectual property rights.  The Company is still finalizing the purchase price allocation as it relates to the value of the intangible assets acquired and is expected to complete this in the quarter ending February 28, 2010.  Beginning on the date of the acquisition through no later than September 30, 2010, the Seller will manufacture the ServiWrap products for their exclusive supply to the Company, while the Company transitions production to its own facility in the UK.

The Company funded this acquisition partly through its available cash on hand and funded the balance through a loan in the amount of $7,000 from RBS Citizens.  The loan from RBS Citizens (the “Term Loan”) is an unsecured, three year term note with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.9% per annum, with interest payments due on the last day of each month.  In addition to monthly interest payments, the Company will repay the principal in equal installments of $117 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, on which date the Company will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as the Company’s existing term debt.  Prepayment of the Term Loan is allowed at any time.  At December 31, 2009, the applicable interest rate was 2.13% per annum.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed for the fiscal year ended August 31, 2009.

Recent Developments

In September 2009, we acquired all of the outstanding capital stock of C.I.M. Industries Inc. (“C.I.M.”), which is based in Peterborough, NH and has a manufacturing facility in Texas.  C.I.M. is a specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment industry.  With a primary focus on the water and wastewater industry, C.I.M. has the preferred products that complement our product line of high performance tapes and coatings.  The total purchase price for this acquisition was $18.9 million (net of cash acquired).

The net assets acquired by us include cash, inventories, trade receivables, property, plant & equipment, trade payables and certain other current assets and liabilities.  The effective date for this acquisition was September 4, 2009, and the results of this acquisition have been included in our financial statements since that date.

On December 18, 2009, we acquired the full range of ServiWrap pipeline protection products from Grace Construction Products Limited, a UK based unit of W.R. Grace & Co. (the “Seller”).  ServiWrap / ServiShield® anti-corrosion systems provide protection for new and refurbished oil, gas and water pipelines in projects around the world.  The acquisition of ServiWrap will complement the portfolio of our pipeline protection tapes, coatings and accessories and will extend our global customer base.  The total purchase price for this acquisition was £5.98 million (approximately US $9.7 million at the time of acquisition).  The purchase was funded through a combination of cash on hand and a term loan in the amount of $7.0 million from RBS Citizens.

The assets acquired by us include product lines, manufacturing equipment and certain intellectual property rights.  Beginning on the date of the acquisition through no later than September 30, 2010, the Seller will manufacture the ServiWrap products for their exclusive supply to us, while we transition production to our own facility in the UK.

Overview

We observed some positive signs during the first quarter of fiscal 2010.  While sales and profits were down from the prior year period across most of our product lines, we continue to experience growth in some key sectors that was first observed during that later portion of fiscal 2009.  Additionally, our efforts to streamline costs and consolidate purchasing efforts have helped our profitability.  Revenues from the Specialized Manufacturing segment fell short of the same period in the prior year primarily due to decreased demand from key customers in the wire & cable and pipeline & construction product lines.  The decreased revenues in the current year were partially offset by new sales from C.I.M., which was acquired in September 2009, as well as increased sales from our HumiSeal conformal coatings.  While our second quarter ending in February is historically a slower time of year, we will continue to focus our efforts on the integration of our C.I.M. and ServiWrap acquisitions in order to maximize our existing resources.  We will also continue our product and marketing development efforts for our established product lines in order to seize new business opportunities as they arise.

In the current quarter, our Electronic Manufacturing Services segment benefited from increased demand from existing customers that resulted in higher sales and profits in the current quarter compared to the prior year period.  While this segment is still facing softness in some key market segments, the overall demand for products and services has improved with a backlog of customer orders of $8.2 million as of November 30, 2009, compared to $6.5 million as of August 31, 2009.  We continue to focus on maximizing production efficiencies, closely monitoring our key customers’ demands, and new customer acquisitions.

We will remain proactive during fiscal 2010 with our key strategies which include continuous improvement, product and market development and a targeted acquisition effort.  Our long term consolidation efforts continue with our recent closing of the Paterson, NJ plant whose manufacturing operations were redistributed to other Chase facilities, and the final stages of the renovation of our facility in Pittsburgh, PA, which will include a new coatings plant.  We also recently entered into a new building lease in Westwood, MA that will be used to consolidate sales, administrative and laboratory personnel currently located in our Taunton and Albany locations.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Wire and Cable • Electronic Coatings • Pipeline & Construction • Specialty Products

Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, fluid applied coating and lining systems for use in the water and wastewater industry, protective coatings for pipeline applications, moisture protective coatings for electronics, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Electronic Manufacturing Services Segment	• Contract Electronic Manufacturing Services

Provides assembly and turnkey contract manufacturing services including printed circuit board and electromechanical assembly services to the electronics industry operating principally in the United States.

Results of Operations

Revenues and Operating Profit by Segment are as follows:

	Three Months Ended November 30,
	2009		2008
	(Dollars in thousands)
Revenues from external customers
Specialized Manufacturing	$24,265	84%	$26,708	86%
Electronic Manufacturing Services	4,466	16%	4,361	14%
Total	$28,731		$31,069

Income before income taxes
Specialized Manufacturing	$4,376	18%	$4,923	18%
Electronic Manufacturing Services	455	10%	325	7%
Total for reportable segments	4,831	17%	5,248	17%
Corporate and Common Costs	(1,462)		(1,661)
Total	$3,369	12%	$3,587	12%

Total Revenues

Total revenues decreased $2,338,000 or 8% to $28,731,000 for the quarter ended November 30, 2009 compared to $31,069,000 in the prior year quarter.  Revenues in our Specialized Manufacturing segment decreased $2,443,000 or 9% to $24,265,000 for the quarter ended November 30, 2009 compared to $26,708,000 in the prior year quarter.  The decrease in revenues from our Specialized Manufacturing segment in the current quarter was primarily due to the following: (a) decreased sales of $2,702,000 in the Wire & Cable market primarily due to lower demand in the energy and communications markets; (b) decreased sales of $1,311,000 in the Pipeline and Construction product lines; and (c) decreased sales of $818,000 in Specialty products.  The decreases in revenues were partially offset by the inclusion of sales of $2,183,000 from C.I.M. which we acquired in September 2009 and increased sales of $533,000 in the Electronic Coatings product lines.

Revenues from our Electronic Manufacturing Services segment increased $105,000 or 2% to $4,466,000 in the current quarter compared to $4,361,000 in the same period last year.  The increase reflects increased demand and order activity from existing customers.

Cost of Products and Services Sold

Cost of products and services sold decreased $2,805,000 or 13% to $18,754,000 in the quarter ended November 30, 2009 compared to $21,559,000 in the same period in fiscal 2009.  Cost of products and services sold in our Specialized Manufacturing segment were $15,040,000 for the first three months of fiscal 2010 compared to $17,838,000 for the same period in the prior year.  Cost of products and services sold in our Electronic Manufacturing Services segment were $3,714,000 in the current quarter compared to $3,721,000 for the same period last year.

The following table summarizes the relative percentages of revenues for cost of products and services sold for both of our reporting segments:

	Three Months Ended November 30,
	2009	2008
Specialized Manufacturing	62%	67%
Electronic Manufacturing Services	83%	85%
Total	65%	69%

As a percentage of revenues, cost of products and services sold in our Specialized Manufacturing segment decreased primarily due to increased sales of higher margin products, management’s diligent emphasis on improving manufacturing efficiencies, and the favorable impact of ongoing cost reduction efforts and continued focus on raw material costs through supply chain management.

As a percentage of revenues, cost of products and services sold in our Electronic Manufacturing Services segment decreased as a result of cost savings initiatives that were implemented over the past few quarters along with continued focus and scrutiny on material purchases that helped stabilize margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $623,000 or 10% to $6,657,000 in the quarter ended November 30, 2009 compared to $6,034,000 in the same period in fiscal 2009.  The increase in the current quarter over the prior year period is primarily due to expenses, including acquisition costs of $105,000, related to the C.I.M. business, which was acquired at the beginning of the current quarter.  These increases were partially offset by our continued emphasis on controlling costs, including reduced travel and external consulting costs, and lower stock based compensation as a result of decreased profits in fiscal 2009.

Interest Expense

Interest expense increased $54,000 to $60,000 in the quarter ended November 30, 2009 compared to $6,000 in the same period in fiscal 2009, during which we were essentially debt free.  The increase in interest expense is a direct result of the $10 million term loan agreement and $3 million promissory notes related to the acquisition of C.I.M.  We anticipate additional increases to interest expense in fiscal 2010 due to our $7.0 million term loan agreement related to the December acquisition of the ServiWrap product line.

Other Income (Expense)

Other income decreased $8,000 or 7% to $109,000 in the quarter ended November 30, 2009 compared to $117,000 in the same period in the prior year.  Other income primarily includes bank interest and foreign exchange gains in Europe.  The decrease in other income from the prior year is because we no longer receive rental income on real property (building and land) that we previously owned but sold in June 2009, offset by increased foreign exchange gains due to the strength of the euro.

Net Income

Net income decreased $137,000 or 6% to $2,123,000 in the quarter ended November 30, 2009 compared to $2,260,000 in the same period in the prior year.  The decrease in net income in the current quarter compared to the prior year period is primarily due to decreased revenue across many of our product lines as discussed previously, partially offset by the inclusion of sales related to C.I.M., coupled with increased sales of higher margin products and management’s continued emphasis on cost savings initiatives.

Liquidity and Sources of Capital

Our overall cash balance decreased $4,494,000 to $7,149,000 at November 30, 2009 from $11,643,000 at August 31, 2009.  Generally, we manage our borrowings and payments under our revolving line of credit in order to maintain a low cash balance.  The higher cash balances at both November 30, 2009 and August 31, 2009 were a result of cash flow generated from operations being held for the C.I.M. acquisition which closed in September 2009 (fiscal 2010) and the acquisition of the ServiWrap product lines which closed in December 2009.  Additionally, a portion of cash held as of November 30, 2009 was subsequently used in December 2009 to pay our annual dividend.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

Cash flow provided by operations was $2,078,000 in the first quarter of fiscal 2010 compared to $1,501,000 in the prior year’s first quarter.  Cash provided by operations during the first three months of fiscal 2010 was primarily due to operating income and decreased accounts receivable balances offset by increased inventory balances and decreased accrued expenses.

The ratio of current assets to current liabilities was 2.3 as of November 30, 2009 compared to 3.2 as of August 31, 2009.  The decrease in our current ratio at November 30, 2009 was primarily attributable to the increase in the current portion of long-term debt and decrease in cash used to finance the C.I.M. acquisition along with increases in accrued expenses.  This was partially offset by an increase in inventory coupled with a decrease in accrued payroll and other compensation.

Cash flow used in investing activities of $16,156,000 was primarily due to the C.I.M. acquisition.

Cash flow provided by financing activities of $9,528,000 was primarily due to the $10 million term loan from Bank of America used to fund our acquisition of C.I.M.

On October 15, 2009, we announced a cash dividend of $0.20 per share (totaling $1,759,000) to shareholders of record on October 31, 2009 and payable on December 3, 2009.

We continue to have a long-term unsecured line of credit available with Bank of America up to a maximum amount of $10 million at the bank’s base lending rate or, at the option of the Company, at the effective 30-day London Interbank Offered Rate (LIBOR) plus 1.25 percent.  As of November 30, 2009, the entire amount of $10 million was available for use under this line of credit.  As of December 31, 2009, the Company had $7.7 million in available credit under this line of credit.  We plan to use this availability to help finance our cash needs, including acquisitions, in fiscal 2010 and future periods.

Under the terms of our line of credit, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  We were in compliance with our debt covenants as of November 30, 2009.  The line of credit currently has a maturity date of March 31, 2011.

We borrowed $10.0 million from Bank of America in September 2009 in order to fund our acquisition of C.I.M.  This borrowing involved an unsecured, three year term note (“Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.75% per annum, with interest payments due on the last day of each month.  At November 30, 2009, the applicable interest rate was 1.99% per annum.  In addition to monthly interest payments, we will repay the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Note is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Note is allowed at any time during the term of the loan.

As part of the C.I.M. acquisition in September 2009, we delivered $3,000,000 in non-negotiable promissory notes (the “Notes”) payable to five C.I.M. shareholders, who were the holders of all of the issued and outstanding shares of capital stock of C.I.M. as of the acquisition date.  The principal of the Notes will be paid in three consecutive annual installments of $1,000,000 each, with the initial payment due on September 4, 2010.  Interest on the unpaid principal balance of the Notes will accrue at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At November 30, 2009, the applicable interest rate was 0.71% per annum.

In December 2009, we borrowed $7.0 million from RBS Citizens in order to fund our acquisition of the ServiWrap product lines.  This borrowing involved an unsecured, three year term note (“Term Loan”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.90% per annum, with interest payments due on the last day of each month.  In addition to monthly interest payments, we will repay the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Loan is allowed at any time.  At December 31, 2009, the applicable interest rate was 2.13% per annum.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

We currently have several on-going capital projects as follows: (1) land and building in Oxford, MA purchased in December 2008 that is currently being renovated to provide capacity for storage needs and future growth; (2) continued renovation of our facility in O’Hara Township, PA in order to increase production capacity and improve efficiencies for existing product lines as well as provide space to integrate future acquisitions; and (3) an office lease in Westwood, MA where we are redesigning and building out office space as previously discussed.  Machinery and equipment will be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

We may consider the acquisition of companies or other assets this year or in future periods which are complementary to our business.  We believe that our existing resources, including our line of credit, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available at favorable terms, if at all.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2009 for a complete discussion of our contractual obligations.  In addition to those items reported for the fiscal year ended August 31, 2009, we entered into the following contractual cash obligations during the quarter ended November 30, 2009:

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years

Long-term debt (1)	$12,500	$3,000	$9,500	$—	$—
Operating leases (2)	4,134	297	862	1,473	1,502

Total	$16,634	$3,297	$10,362	$1,473	$1,502

(1)          Long-term debt includes the remaining payment obligations we used to finance the C.I.M. acquisition.

(2)          Operating leases includes the new office lease in Westwood, MA and an amended and extended property lease in Winchester, MA for our existing Electronic Manufacturing Services business.

The table above does not include any payment obligations under the $7 million borrowing from RBS Citizens used to fund our acquisition of the ServiWrap product lines, because this was incurred after November 30, 2009.  The payment terms for that obligation are described above under “Liquidity and Sources of Capital”.

Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board’s (FASB) approved the “FASB Accounting Standards Codification” (“ASC” or the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification became effective for us in the quarter ending November 30, 2009 and the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expenses acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We adopted ASC 805 as of September 1, 2009, and our acquisition of C.I.M. was accounted for under this standard.

In June 2008, the FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method.  We adopted the provisions of this standard on September 1, 2009.

In December 2008, the FASB issued ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”).  ASC 715 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date.  The guidance requires more detailed disclosures about the assets of a defined benefit pension or other post-retirement plan and is effective for fiscal years ending after December 15, 2009. Since the guidance only requires enhanced disclosures, we do not expect the adoption of ASC 715 to have an impact on our consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the three months ended November 30, 2009 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2009.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2009, other than our restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of November 30, 2009, we had cash balances in the United Kingdom for our HumiSeal Europe Ltd and Chase Protective Coatings Ltd divisions denominated primarily in pounds sterling and equal to US $3,625,000 and cash balances in France for our HumiSeal Europe SARL division denominated primarily in euros and equal to US $641,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

We incurred a foreign currency translation gain, net of tax, for the three months ended November 30, 2009 in the amount of $184,000 related to our European operations which is recorded in other comprehensive income within our Statement of Stockholders’ Equity.  We do not have or utilize any derivative financial instruments.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of ongoing procedures, under the supervision and with the participation of our  management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of November 2009, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

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

In addition to the matters described above, we are involved from time to time in litigation incidental to the conduct of our business.  Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period.  We routinely assesses all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

Item 1A — Risk Factors

Please refer to Item 1A in our Form 10-K for the fiscal year ended August 31, 2009 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: January 11, 2010	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: January 11, 2010	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas,
Chief Financial Officer and Treasurer