Form 10-Q
period 2010-02-28
CHASE CORP
filed 2010-04-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2010

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

The number of shares of Common Stock outstanding as of March 31, 2010 was 8,814,355.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2010

Part I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2010	2009
ASSETS
Current Assets:
Cash	$3,333	$11,643
Accounts receivable, less allowance for doubtful accounts of $411 and $350	19,268	14,536
Inventories	16,313	13,941
Prepaid expenses and other current assets	2,440	607
Deferred income taxes	368	471
Total current assets	41,722	41,198

Property, plant and equipment, net	28,349	23,219

Other Assets:
Goodwill	23,109	14,606
Intangible assets, less accumulated amortization of $5,922 and $4,869	19,630	4,497
Cash surrender value of life insurance	5,770	5,684
Restricted investments	627	573
Deferred income taxes	—	1,264
Other assets	91	25
	$119,298	$91,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,065	$6,319
Accrued payroll and other compensation	1,103	2,561
Accrued stock based compensation	335	302
Accrued expenses	2,874	2,555
Accrued income taxes	1,050	1,346
Current portion of long-term debt	4,400	—
Total current liabilities	17,827	13,083

Long-term debt, less current portion	18,708	—
Deferred compensation	1,554	1,525
Accumulated pension obligation	6,036	5,690
Other liabilities	580	555
Deferred income taxes	2,197	—

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued Common stock, $.10 par value: Authorized 20,000,000 shares; 8,797,215 shares at February 28, 2010 and 8,714,431 shares at August 31, 2009 issued and outstanding	880	871
Additional paid-in capital	8,515	7,489
Accumulated other comprehensive loss	(4,405)	(3,563)
Retained earnings	67,406	65,416
Total stockholders’ equity	72,396	70,213
Total liabilities and stockholders’ equity	$119,298	$91,066

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009

Revenues
Sales	$31,043	$22,751	$59,371	$53,358
Royalties and commissions	346	253	749	715
	31,389	23,004	60,120	54,073
Costs and Expenses
Cost of products and services sold	21,650	17,640	40,404	39,199
Selling, general and administrative expenses	6,924	4,847	13,581	10,881

Operating income	2,815	517	6,135	3,993

Interest expense	(100)	(5)	(159)	(10)
Other income (expense)	(134)	209	(25)	326

Income before income taxes	2,581	721	5,951	4,309

Income taxes	955	267	2,202	1,595

Net income	$1,626	$454	$3,749	$2,714

Net income available to common shareholders, per common and common equivalent share
Basic	$0.18	$0.05	$0.42	$0.32
Diluted	$0.18	$0.05	$0.42	$0.31

Weighted average shares outstanding
Basic	8,705,638	8,402,995	8,703,880	8,401,041
Diluted	8,778,028	8,677,912	8,779,386	8,668,867

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2010

(UNAUDITED)

In thousands, except share and per share amounts

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
Balance at August 31, 2009	8,714,431	$871	$7,489	$(3,563)	$65,416	$70,213
Restricted stock grants	69,645	7	(7)	—	—	—
Amortization of restricted stock grants	—	—	694	—	—	694
Amortization of stock option grants	—	—	264	—	—	264
Exercise of stock options	13,700	2	71	—	—	73
Common stock retained to pay statutory minimum withholding taxes on common stock	(561)	—	(7)	—	—	(7)
Tax benefit from exercise of stock options	—	—	11	—	—	11
Cash dividend paid, $0.20 per share	—	—	—	—	(1,759)	(1,759)
Pension amortization, net of tax of $60	—	—	—	90	—	90	90
Foreign currency translation adjustment, net of tax of $509	—	—	—	(944)	—	(944)	$(944)
Net unrealized gain on restricted investments, net of tax of $8	—	—	—	12	—	12	12
Net income	—	—	—	—	3,749	3,749	3,749
Comprehensive income							$2,907
Balance at February 28, 2010	8,797,215	$880	$8,515	$(4,405)	$67,406	$72,396

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Six Months Ended February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,749	$2,714
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,533	1,416
Amortization	1,241	469
Provision for losses on trade receivables	100	(77)
Stock based compensation	991	1,121
Realized loss (gain) on restricted investments	(5)	190
Excess tax benefit from stock based compensation	(11)	(6)
Increase (decrease) from changes in assets and liabilities (net of effect of acquisitions)
Accounts receivable	(4,344)	5,949
Inventories	(1,344)	255
Prepaid expenses & other assets	(1,797)	(407)
Accounts payable	1,605	(3,125)
Accrued expenses	(953)	(3,458)
Accrued income taxes	268	1,415
Deferred compensation	29	(717)
Net cash provided by operating activities	1,062	5,739

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,860)	(3,607)
Payments for acquisitions, net of cash acquired	(25,593)	(335)
Withdrawals from restricted investments, net of contributions	(28)	61
Distributions from cost based investment	—	1
Payments for cash surrender value life insurance, including valuation (increase)/decrease	(86)	(79)
Net cash used in investing activities	(27,567)	(3,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	27,112	12,290
Payments of principal on debt	(7,005)	(11,635)
Dividend paid	(1,759)	(2,986)
Proceeds from exercise of common stock options	73	16
Payments of statutory minimum taxes on stock options and restricted stock	(7)	—
Excess tax benefit from stock based compensation	11	6
Net cash provided by (used in) financing activities	18,425	(2,309)

INCREASE (DECREASE) IN CASH	(8,080)	(529)
Effect of foreign exchange rates on cash	(230)	(816)
CASH, BEGINNING OF PERIOD	11,643	3,917

CASH, END OF PERIOD	$3,333	$2,572

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$135	$105
Acquisition holdback payments, previously accrued for	—	$303
Property, plant & equipment additions included in accounts payable	$228	$132
Notes payable to C.I.M. shareholders related to acquisition	$3,000	—

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of February 28, 2010, the results of operations and cash flows for the interim periods ended February 28, 2010 and 2009, and changes in stockholders’ equity for the interim period ended February 28, 2010.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings divisions are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company’s HumiSeal Europe SARL division in France are measured using euros as the functional currency.  Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.

The Company has evaluated events and transactions subsequent to the balance sheet date.  Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

The results of operations for the interim period ended February 28, 2010 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K.

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

In December 2007, the FASB issued new guidance under ASC Topic 805, “Business Combinations” (“ASC 805”).  The new guidance under ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expenses acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company adopted the new guidance under ASC 805 as of September 1, 2009, and its recent acquisitions of C.I.M. Industries, Inc. (“C.I.M.”) and the ServiWrap® product lines (“ServiWrap”) were both accounted for under this standard.

In June 2008, the FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method.  The Company adopted the provisions of this standard on September 1, 2009, and the presentation of earnings per share for previously reported periods has been adjusted to reflect the retrospective adoption of this standard.

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

Note 3 — Inventories

Inventories consist of the following as of February 28, 2010 and August 31, 2009:

	February 28, 2010	August 31, 2009
Raw materials	$9,123	$7,973
Finished and in process	7,190	5,968
Total Inventories	$16,313	$13,941

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The calculation of earnings per share under the recently issued guidance within ASC 260 is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Basic Earnings per Share
Net income	$1,626	$454	$3,749	$2,714
Income allocated to participating securities	46	10	109	60
Net income available to common shareholders	$1,580	$444	$3,640	$2,654

Basic weighted averages shares outstanding	8,705,638	8,402,995	8,703,880	8,401,041

Net income per share - Basic	$0.18	$0.05	$0.42	$0.32

Diluted Earnings per Share
Net income	$1,626	$454	$3,749	$2,714
Income allocated to participating securities	46	9	108	58
Net income available to common shareholders	$1,580	$445	$3,641	$2,656

Basic weighted averages shares outstanding	8,705,638	8,402,995	8,703,880	8,401,041
Additional dilutive common stock equivalents	72,390	274,917	75,506	267,826
Diluted weighted averages shares outstanding	8,778,028	8,677,912	8,779,386	8,668,867

Net income per share - Diluted	$0.18	$0.05	$0.42	$0.31

For the three and six months ended February 28, 2010 and 2009, stock options to purchase 250,000 shares of common stock were outstanding, but were not included in the calculation of diluted income per share in either period because the options’ exercise prices were greater than the average market price of the common stock and thus their inclusion would be anti-dilutive.

Note 5 — Stock Based Compensation

In August 2008, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 50,657 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2008 and a vesting date of August 31, 2011.  Based on the fiscal year 2009 financial results coming in below the target, the aggregate size of the grant was reduced by 15,944 shares of restricted stock subsequent to the end of fiscal year 2009 in accordance with the performance measurement criteria.   The adjusted restricted stock award of 34,713 shares was finalized in the quarter ended November 30, 2009 and no further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2009, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 76,874 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2009 and a vesting date of August 31, 2012.  These shares are subject to a performance measurement based upon the results of fiscal year 2010 which will determine the final calculation of the number of shares that will be issued (which may be greater than or less than 76,874 shares).  Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments.

In December 2009, restricted stock in amounts of 2,377 shares and 8,421 shares related to the September 2008 and 2009 grants, respectively, were forfeited in conjunction with the retirement of an executive officer of the Company.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

As part of their annual retainer, non-employee members of the Board of Directors receive a combined total of $135,000 of Chase Corporation common stock, in the form of restricted stock valued at the closing price of the day preceding the first day of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award vests one year from the date of grant.  In January 2010, non-employee members of the Board received a total grant of 11,092 shares of restricted stock for service for the period from January 30, 2010 through January 30, 2011.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve month vesting period.

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

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Revenues from external customers
Specialized Manufacturing	$25,763	$18,963	$50,027	$45,671
Electronic Manufacturing Services	5,626	4,041	10,093	8,402
Total	$31,389	$23,004	$60,120	$54,073

Income before income taxes
Specialized Manufacturing	$3,266	$1,429	$7,642	$6,352
Electronic Manufacturing Services	719	397	1,174	722
Total for reportable segments	3,985	1,826	8,816	7,074
Corporate and Common Costs	(1,404)	(1,105)	(2,865)	(2,765)
Total	$2,581	$721	$5,951	$4,309

The Company’s products are sold world-wide.  For the quarters ended February 28, 2010 and 2009, sales from its operations located in the United Kingdom accounted for 15% and 7% of total Company revenues, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 12% of total Company revenues compared to 9% in the same period in fiscal 2009.   No other foreign geographic area accounted for more than 10% of consolidated revenues for the three and six month periods ended February 28, 2010 and 2009.

	February 28, 2010	August 31, 2009
Total assets
Specialized Manufacturing	$95,823	$60,713
Electronic Manufacturing Services	14,084	12,666
Total for reportable segments	109,907	73,379
Corporate and Common Assets	9,391	17,687
Total	$119,298	$91,066

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The increase in total assets of the Company’s Specialized Manufacturing segment as of February 28, 2010 is primarily due to the acquisitions of C.I.M. in September 2009 and ServiWrap in December 2009 (see Note 8 below).

As of February 28, 2010 and August 31, 2009, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $2,215 and $1,770, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles of $14,780 and $7,199, as of February 28, 2010 and August 31, 2009, respectively.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2009	$8,607	$5,999	$14,606
Acquisition of C.I.M.	8,573	—	8,573
Acquisition of ServiWrap	258	—	258
FX translation adjustment	(328)	—	(328)
Balance at February 28, 2010	$17,110	$5,999	$23,109

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at February 28, 2010 and August 31, 2009:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
February 28, 2010
Patents and agreements	12.7 years	$2,232	$2,072	$160
Formulas and technology	9.8 years	3,521	726	2,795
Trade names	4.6 years	1,337	327	1,010
Customer lists and relationships	10.4 years	18,462	2,797	15,665
		$25,552	$5,922	$19,630

August 31, 2009
Patents and agreements	12.6 years	$2,258	$2,059	$199
Formulas and technology	9.3 years	1,191	552	639
Trade names	3.8 years	277	255	22
Customer lists and relationships	10.4 years	5,640	2,003	3,637
		$9,366	$4,869	$4,497

The increase in gross carrying value of intangible assets for the six months ended February 28, 2010 is due to the addition of intangible assets associated with the Company’s acquisitions of C.I.M. in September 2009 and ServiWrap in December 2009 (see Note 8 below).  These increases were partially offset by an $895 decrease in gross carrying value of intangible assets over the six months ended February 28, 2010 due to a foreign currency translation loss related to the intangible assets associated with the Company’s European operations.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2010 and 2009 was $1,241 and $469, respectively.  Estimated amortization expense for the remainder of fiscal year 2010 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,	Amount
2010 (remaining six months)	$1,919
2011	2,393
2012	2,373
2013	2,256
2014	2,199
2015	2,001
$13,141

Note 8 — Acquisitions

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

Allocation of Purchase Price

The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.”  In accordance with this accounting standard, the Company expensed $130 of acquisition related costs.

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

ServiWrap Product Lines

On December 18, 2009, the Company acquired the full range of ServiWrap pipeline protection products (“ServiWrap”) from Grace Construction Products Limited, a UK based unit of W.R. Grace & Co. (the “Seller”).  ServiWrap / ServiShield® anti-corrosion systems provide protection for new and refurbished oil, gas and water pipelines in projects around the world.  The total purchase price for this acquisition was £5,983 (US $9,699 at the time of acquisition) and the assets acquired by the Company include product lines, manufacturing equipment and certain intellectual property rights.

Beginning on the date of the acquisition through no later than September 30, 2010, the Seller will manufacture the ServiWrap products for exclusive supply to the Company, while the Company transitions production to its own facility in the UK.

Allocation of Purchase Price

The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.”  In accordance with this accounting standard, the Company expensed $271 of acquisition related costs.

The purchase price has been allocated to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Property, plant & equipment	$460
Goodwill	258
Intangible assets	8,981
Total purchase price	$9,699

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $258 that is primarily attributable to the potential synergies from the integration of the ServiWrap product lines into the Company’s current product offerings.   This goodwill is deductible for income tax purposes.

All assets, including goodwill, acquired as part of the ServiWrap product line acquisition are included in the Specialized Manufacturing segment.  Identifiable intangible assets purchased with this transaction are as follows:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible Asset	Amount	Useful life
Backlog	$924	9 months
Formulas and technology	486	10 years
Trade names	876	5 years
Customer lists and relationships	6,695	12 years
Total intangible assets	$8,981

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three and six month periods ended February 28, 2010 and 2009, as though the C.I.M. and ServiWrap acquisitions described above occurred on September 1, 2008.  The actual revenues and expenses for the C.I.M. and ServiWrap acquisitions are included in our fiscal 2010 consolidated results beginning on September 4, 2009 and December 18, 2009, respectively.  Revenues for C.I.M and ServiWrap since the acquisition dates included in the consolidated statement of operations were $5,512 and $1,905, respectively.  Adjustments have been made for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, and the income tax impact of the pro forma adjustments at the statutory rate of 38%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on September 1, 2008.

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Revenues	$32,113	$28,073	$64,950	$65,473
Net income	1,695	1,131	4,214	3,802

Net income available to common shareholders, per common and common equivalent share
Basic	$0.19	$0.13	$0.47	$0.44
Diluted	$0.19	$0.13	$0.47	$0.43

Note 9 — Commitments and Contingencies

The Company is one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of February 2010, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

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

Note 10 — Debt

The Company borrowed $10,000 from Bank of America in September 2009 in order to fund its acquisition of C.I.M.  This borrowing involved an unsecured, three year term note (“Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% per annum, with interest payments due on the last day of each month.  At February 28, 2010, the applicable interest rate was 1.98% per annum.  In addition to monthly interest payments, Chase Corporation is repaying the principal in equal installments of $167 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012 (the “Repayment Period”).  In any event, on the last day of the Repayment Period, Chase will repay the remaining principal balance plus any interest then due.

The Term Note is subject to certain covenants which require the Company to maintain certain financial ratios, which include (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with these debt covenants as of February 28, 2010.   Prepayment of the Term Note is allowed at any time during the term of the loan.

As part of the C.I.M. acquisition in September 2009, the Company delivered $3,000 in non-negotiable promissory notes (the “Notes”) payable to five C.I.M. shareholders, who were the holders of all of the issued and outstanding shares of capital stock of C.I.M. as of the acquisition date.   The principal of the Notes will be paid in three consecutive annual installments of $1,000 each, with the initial payment due on September 4, 2010.  Interest on the unpaid principal balance of the Notes will accrue at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At February 28, 2010, the applicable interest rate was 0.72% per annum.

The Company borrowed $7,000 from RBS Citizens in December 2009 in order to fund its acquisition of the ServiWrap product line.  The loan from RBS Citizens (the “Term Loan”) is an unsecured, three year term note with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.90% per annum, with interest payments due on the last day of each month.  In addition to monthly interest payments, the Company is repaying the principal in equal installments of $117 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, on which date the Company will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as the Company’s other term debt.  Prepayment of the Term Loan is allowed at any time.  At February 28, 2010, the applicable interest rate was 2.13% per annum.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Service cost	$124	$108	$247	$216
Interest cost	123	137	245	273
Expected return on plan assets	(100)	(112)	(199)	(224)
Amortization of prior service cost	21	23	43	46
Amortization of unrecognized loss	53	13	106	27
Net periodic benefit cost	$221	$169	$442	$338

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 28, 2010, the Company had not made any contributions in the current fiscal year to fund its obligations under the pension plan.

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

Effective September 1, 2009, the Company adopted ASC 820 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  Other than the assets acquired from C.I.M. and the assets acquired as part of the ServiWrap acquisition, the Company has not valued any non-financial assets at fair value.  Accordingly, there was no cumulative effect of adoption and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The adoption may impact future evaluations of impairment of goodwill and long-lived assets.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2010 and August 31, 2009:

		Fair value measurements at February 28, 2010 using:
	February 28, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$627	$593	$34	$—

Total	$627	$593	$34	$—

		Fair value measurements at August 31, 2009 using:
	August 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$573	$239	$334	$—

Total	$573	$239	$334	$—

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

In December 2009, we acquired the full range of ServiWrap® pipeline protection products (“ServiWrap”) from Grace Construction Products Limited, a UK based unit of W.R. Grace & Co. (the “Seller”).  ServiWrap / ServiShield® anti-corrosion systems provide protection for new and refurbished oil, gas and water pipelines in projects around the world.  The acquisition of ServiWrap will complement the portfolio of our pipeline protection tapes, coatings and accessories and will extend our global customer base.  The total purchase price for this acquisition was £5.98 million (approximately US $9.7 million at the time of acquisition).  The purchase was funded through a combination of cash on hand and a term loan in the amount of $7.0 million from RBS Citizens.

The assets acquired by us include product lines, manufacturing equipment and certain intellectual property rights.  Beginning on the date of the acquisition through no later than September 30, 2010, the Seller will manufacture the ServiWrap products for exclusive supply to us, while we transition production to our own facility in the UK.   The effective date for this acquisition was December 18, 2009, and the results of this acquisition have been included in our financial statements since that date.

Overview

Continuing with some of the positive trends observed in the first quarter of our current fiscal year and also benefitting from the results of recent acquisitions, our overall performance in both the quarter and year to date periods has exceeded the prior year results.  Revenue for the Specialized Manufacturing segment increased over last year primarily due to new sales from C.I.M. and ServiWrap, which were acquired in September and December, respectively, and increased sales from our HumiSeal electronic coatings.   The increased revenues in fiscal 2010 were partially offset by decreased demand in the wire & cable and transportation product markets.  During the remainder of the fiscal year, we will continue to integrate C.I.M. and ServiWrap in order to maximize our existing resources and continue our product and marketing development efforts for all of our product lines in order to seize new business opportunities.  Additional pressure on profit margins can be expected with increasing raw material and energy costs.

Our Electronic Manufacturing Services segment has benefited from increased demand from existing customers as the increased bookings has led to higher revenues and profits in both the quarter and year to date periods compared to the prior year periods.  The current demand for this segment’s product and service offerings continues to be strong as our backlog of customer orders totaled $9.8 million as of February 28, 2010 compared to $6.5 million as of August 31, 2009.  For the remainder of fiscal 2010, management continues to focus on maximizing production efficiencies, closely monitoring our key customers’ requirements, and new customer acquisitions.

During the quarter we closed our Taunton, MA and Albany, NY offices and ceased operations at our Paterson, NJ plant, as part of our ongoing consolidation plan.  Over the remainder of 2010, we will perform the necessary building and equipment improvements required to integrate the ServiWrap product lines into our facility in Rye, East Sussex, England.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Three Months Ended February 28,				Six Months Ended February 28,
	2010		2009		2010		2009
Revenues from external customers
Specialized Manufacturing	$25,763	82%	$18,963	82%	$50,027	83%	$45,671	84%
Electronic Manufacturing Services	5,626	18%	4,041	18%	10,093	17%	8,402	16%
Total	$31,389		$23,004		$60,120		$54,073

Income before income taxes
Specialized Manufacturing	$3,266	13%	$1,429	8%	$7,642	15%	$6,352	14%
Electronic Manufacturing Services	719	13%	397	10%	1,174	12%	722	9%
Total for reportable segments	3,985	13%	1,826	8%	8,816	15%	7,074	13%
Corporate and Common Costs	(1,404)		(1,105)		(2,865)		(2,765)
Total	$2,581	8%	$721	3%	$5,951	10%	$4,309	8%

Total Revenues

Total revenues increased $8,385,000 or 36% to $31,389,000 for the quarter ended February 28, 2010 compared to $23,004,000 in the same quarter of the prior year.  Total revenues increased $6,047,000 or 11% to $60,120,000 in the fiscal year to date period compared to $54,073,000 in the same period in fiscal 2009.

Revenues in our Specialized Manufacturing segment increased $6,800,000 and $4,356,000, in the current quarter and year to date periods, respectively.    The increase in revenues compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively: (a) the inclusion of sales of $3,329,000 and $5,512,000 from C.I.M. which we acquired in September 2009; (b) increased sales of $2,061,000 and $2,594,000 in the Electronic Coatings product lines; (c) increased sales of $1,088,000 and $281,000 in the Pipeline and Construction product line; and (d) increased sales of $1,905,000 this fiscal quarter from ServiWrap which was acquired in the beginning of the quarter.  These increases in revenues were partially offset by decreased sales in the current quarter and year to date periods, respectively of $879,000 and $3,583,000 in the Wire & Cable product line primarily due to decreased demand in the energy and communications markets, and decreased sales of $1,414,000 and $1,996,000 in the transportation market.

Revenues from our Electronic Manufacturing Services segment increased $1,585,000 and $1,691,000 in the current quarter and year to date periods, respectively, compared to the prior year periods.  The higher sales reflect increased demand and order activity from existing customers.

Cost of Products and Services Sold

Cost of products and services sold increased $4,010,000 or 23% to $21,650,000 for the quarter ended February 28, 2010 compared to $17,640,000 in the prior year quarter.  Cost of products and services sold increased $1,205,000 or 3% to $40,404,000 in the fiscal year to date period compared to $39,199,000 in the same period in fiscal 2009.

Cost of products and services sold in our Specialized Manufacturing segment were $17,102,000 and $32,142,000 in the current quarter and year to date periods, respectively compared to $14,279,000 and $32,117,000 in the comparable periods in the prior year.  Cost of products and services sold in our Electronic Manufacturing Services segment were $4,548,000 and $8,262,000 in the current quarter and year to date periods compared to $3,361,000 and $7,082,000 in the comparable periods in fiscal 2009.

The following table summarizes the relative percentages of revenues for costs of products and services sold for our reporting segments:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Specialized Manufacturing	66%	75%	64%	70%
Electronic Manufacturing Services	81%	83%	82%	84%
Total	69%	77%	67%	72%

As a percentage of revenues, cost of products and services sold in our Specialized Manufacturing segment decreased primarily due to increased sales of higher margin products, management’s ability to leverage its fixed overhead costs on a higher revenue base, and the favorable impact of ongoing cost reduction efforts.

As a percentage of revenues, cost of products and services sold in our Electronic Manufacturing Services segment decreased as a result of cost savings initiatives that were implemented over the past year coupled with scrutiny on raw material purchases which helped stabilize margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,077,000 or 43% to $6,924,000 for the quarter ended February 28, 2010 compared to $4,847,000 in the prior year quarter.    Selling, general and administrative expenses increased $2,700,000 or 25% to $13,581,000 in the fiscal year to date period compared to $10,881,000 in the same period in fiscal 2009.

The increase in the current quarter and year to date period over the prior year periods is primarily attributable to the incremental selling, general and administrative expenses from the C.I.M. and ServiWrap acquisitions, including year to date acquisition costs of $401,000.  Additionally, increased revenues for the current quarter and year to date periods compared to the prior year periods have led to increased sales commissions and other selling related expenses.  These increases were partially offset by our continued emphasis on controlling costs, including reduced travel and external consulting costs.

Interest Expense

Interest expense increased $95,000 to $100,000 for the quarter ended February 28, 2010 compared to $5,000 in the prior year quarter.  Interest expense increased $149,000 to $159,000 for the fiscal year to date period compared to $10,000 in the same period in fiscal 2009.  The increase in interest expense in both the current quarter and year to date period is a direct result of the $10 million term note and $3 million promissory notes related to the acquisition of C.I.M., and the $7.0 million term loan agreement related to the acquisition of ServiWrap.

Other Income (Expense)

Other expense was $134,000, a decrease of $343,000 or 164% for the quarter ended February 28, 2010 compared to other income of $209,000 in the prior year quarter.  Other expense was $25,000, a decrease of $351,000 or 108% for the fiscal year to date period compared to other income of $326,000 in the same period in fiscal 2009.  Other income primarily includes bank interest and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  The decrease in other income (expense) in both the quarter and year to date period compared to the prior year is primarily due to foreign exchange losses caused by the weakening of both the sterling and the euro.  Additionally, we no longer receive rental income on previously owned real property sold in June 2009.

Net Income

Net income increased $1,172,000 or 258% to $1,626,000 in the quarter ended February 28, 2010 compared to $454,000 in the prior year quarter.  Net income increased $1,035,000 or 38% to $3,749,000 for the fiscal year to date period ended February 28, 2010 compared to $2,714,000 in the same period in fiscal 2009.   The increase in net income in both the current quarter and year to date periods is primarily a result of additional revenue discussed previously.

Liquidity and Sources of Capital

Our overall cash balance decreased $8,310,000 to $3,333,000 at February 28, 2010 from $11,643,000 at August 31, 2009.  Generally, we manage our borrowings and payments under our revolving line of credit in order to maintain a low cash balance.  The higher cash balance at August 31, 2009 was a result of cash flow generated from operations being held for the C.I.M. acquisition which closed in September 2009 and the acquisition of ServiWrap which closed in December 2009.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $1,062,000 in the first six months of fiscal year 2010 compared to $5,739,000 in the prior year period.  Cash provided by operations during the first half of fiscal 2010 was primarily due to operating income and increased accounts payable offset by increased accounts receivable, inventory and prepaid expenses and other assets.

The ratio of current assets to current liabilities was 2.3 as of February 28, 2010 compared to 3.2 as of August 31, 2009.  The decrease in our current ratio at February 28, 2010 was primarily attributable to the increase in the current portion of long-term debt and decrease in cash used to finance the C.I.M. and ServiWrap acquisitions along with increases in accounts payable.  This was partially offset by increases in prepaid expenses, accounts receivable and inventory coupled with a decrease in accrued payroll and other compensation.

Cash flow used in investing activities of $27,567,000 was primarily due to the acquisitions of C.I.M. and ServiWrap.

Cash flow provided by financing activities of $18,425,000 was primarily due to a total of $17 million in term debt used to finance our acquisitions of C.I.M. and ServiWrap.  Additionally, the increased utilization of our existing line of credit was a result of enhanced working capital needs.   These were partially offset by payments made on the acquisition loans and our line of credit arrangement, as well as our annual dividend.

On October 15, 2009, we announced a cash dividend of $0.20 per share (totaling $1,759,000) to shareholders of record on October 31, 2009, which was paid on December 3, 2009.

We continue to have long-term unsecured credit available up to $10 million at the bank’s base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 1.25 percent.  As of February 28, 2010, the outstanding balance and weighted average interest rate on this line of credit was $3.0 million and 1.48%, respectively.

As of March 31, 2010, we had $7.8 million in available credit under this line of credit and plan to utilize this to help finance our cash needs, including acquisitions, in fiscal 2010 and future periods.

Under the terms of our line of credit, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  We were in compliance with our debt covenants as of February 28, 2010.  The line of credit currently has a maturity date of March 31, 2011.

We borrowed $10.0 million from Bank of America in September 2009 in order to fund our acquisition of C.I.M.  This borrowing involved an unsecured, three year term note (the “Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.75% per annum, with interest payments due on the last day of each month.  At February 28, 2010, the applicable interest rate was 1.98% per annum.  In addition to monthly interest payments, we are repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Note is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Note is allowed at any time during the term of the loan.

As part of the C.I.M. acquisition in September 2009, we also delivered $3,000,000 in non-negotiable promissory notes (the “Notes”) payable to five C.I.M. shareholders, who were the holders of all of the issued and outstanding shares of capital stock of C.I.M. as of the acquisition date.   The principal of the Notes will be paid in three consecutive annual installments of $1,000,000 each, with the initial payment due on September 4, 2010.  Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At February 28, 2010, the applicable interest rate was 0.72% per annum.

In December 2009, we borrowed $7.0 million from RBS Citizens in order to fund our acquisition of the ServiWrap product lines.  This borrowing involved an unsecured, three year term note (the “Term Loan”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.90% per annum, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Loan is allowed at any time.  At February 28, 2010, the applicable interest rate was 2.13% per annum.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

We currently have several on-going capital projects as follows: (1) continued renovation of our facility (land and building) in Oxford, MA, purchased in 2008, to provide capacity for storage needs and future growth; (2) continued renovation of our facility in O’Hara Township, PA in order to increase production capacity and improve efficiencies for existing product lines as well as provide space to integrate future acquisitions; and (3) building and equipment improvements needed in order to integrate ServiWrap into our facility in Rye, East Sussex, England.  Machinery and equipment will be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

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

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2009 for a complete discussion of our contractual obligations.  In addition to those items reported for the fiscal year ended August 31, 2009, we entered into the following contractual cash obligations during the six months ended February 28, 2010:

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years

Long-term debt (1)	$18,933	$4,400	$14,533	$—	$—
Operating leases (2)	4,751	426	1,029	1,107	2,189

Total	$23,684	$4,826	$15,562	$1,107	$2,189

(1)          Includes the remaining payment obligations used to finance our acquisitions of C.I.M. and ServiWrap.

(2)          Includes the new office lease in Westwood, MA and an amended and extended property lease in Winchester, MA for our existing Electronic Manufacturing Services business.

Recently Issued Accounting Standards

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

In December 2007, the FASB issued new guidance under ASC Topic 805, “Business Combinations” (“ASC 805”).  The new guidance under ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expenses acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We adopted the new guidance under ASC 805 as of September 1, 2009, and our recent acquisitions of C.I.M. and ServiWrap were both accounted for under this standard.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the six months ended February 28, 2010 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2009.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At February 28, 2010, other than our restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of February 28, 2010, we had cash balances in the United Kingdom for our HumiSeal Europe Ltd and Chase Protective Coatings Ltd divisions denominated primarily in pounds sterling and equal to US $2,290,000 and cash balances in France for our HumiSeal Europe SARL division denominated primarily in euros and equal to US $373,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We incurred a foreign currency translation loss, net of tax, for the six months ended February 28, 2010 in the amount of $944,000 related to our European operations which is recorded in other comprehensive income within our Statement of Stockholders’ Equity.  We do not have or utilize any derivative financial instruments.

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

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are one of over 100 defendants in a personal injury lawsuit, pending in Ohio, which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of February 2010, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

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

Item 1A – Risk Factors

Please refer to Item 1A in our Form 10-K for the fiscal year ended August 31, 2009 for a discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 4 - Submission of Matters to a Vote of Security Holders

The following matters were approved at our Annual Stockholders Meeting, which was held on January 29, 2010.

Proposal 1- For the election of nominees for the Board of Directors

Name of Director	In Favor	Votes Withheld	Broker Non-Votes
Adam P. Chase	5,862,162	744,028	1,698,391
Peter R. Chase	6,040,614	565,576	1,698,391
Mary Claire Chase	6,024,559	581,631	1,698,391
J. Brooks Fenno	6,121,659	484,531	1,698,391
Lewis P. Gack	6,103,607	502,583	1,698,391
George M. Hughes	5,644,044	962,146	1,698,391
Ronald Levy	6,023,507	582,683	1,698,391
Thomas Wroe, Jr.	6,105,496	500,694	1,698,391

Proposal 2 – For the ratification of PricewaterhouseCoopers LLP as the corporation’s independent registered public accounting firm for the fiscal year ending August 31, 2010

In Favor	Votes Against	Abstentions
8,173,623	125,981	4,977

Item 6 - Exhibits

Exhibit Number	Description
10.1	Asset Purchase Agreement, dated December 18, 2009 between Chase Corporation and Grace Construction Products Limited
10.2	Term Loan Agreement, dated December 15, 2009, between Chase Corporation and RBS Citizens
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 9, 2010	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: April 9, 2010	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer