Form 10-Q
period 2010-05-31
CHASE CORP
filed 2010-07-12
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2010

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

The number of shares of Common Stock outstanding as of June 30, 2010 was 8,825,147.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2010

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2010	2009
ASSETS
Current Assets:
Cash	$4,321	$11,643
Accounts receivable, less allowance for doubtful accounts of $474 and $350	21,805	14,536
Inventories	18,476	13,941
Prepaid expenses and other current assets	1,002	607
Deferred income taxes	368	471
Total current assets	45,972	41,198

Property, plant and equipment, net	28,082	23,219

Other Assets:
Goodwill	22,973	14,606
Intangible assets, less accumulated amortization of $6,637 and $4,869	18,145	4,497
Cash surrender value of life insurance	5,827	5,684
Restricted investments	635	573
Deferred income taxes	—	1,264
Other assets	85	25
	$121,719	$91,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,175	$6,319
Accrued payroll and other compensation	2,479	2,561
Accrued stock based and deferred compensation	150	302
Accrued expenses	3,427	2,555
Accrued income taxes	1,952	1,346
Current portion of long-term debt	4,400	—
Total current liabilities	20,583	13,083

Long-term debt, less current portion	13,683	—
Deferred compensation	1,549	1,525
Accumulated pension obligation	6,162	5,690
Other liabilities	580	555
Deferred income taxes	2,167	—

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 8,827,279 shares at May 31, 2010 and 8,714,431 shares at August 31, 2009 issued and outstanding	883	871
Additional paid-in capital	9,478	7,489
Accumulated other comprehensive loss	(5,171)	(3,563)
Retained earnings	71,805	65,416
Total stockholders’ equity	76,995	70,213
Total liabilities and stockholders’ equity	$121,719	$91,066

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

Revenues
Sales	$39,199	$25,012	$98,570	$78,370
Royalties and commissions	427	77	1,176	792
	39,626	25,089	99,746	79,162
Costs and Expenses
Cost of products and services sold	25,132	17,637	65,536	56,836
Selling, general and administrative expenses	7,672	5,582	21,253	16,463
Loss on impairment of fixed assets	—	262	—	262
Loss on impairment of goodwill	—	237	—	237

Operating income	6,822	1,371	12,957	5,364

Interest expense	(100)	(3)	(259)	(13)
Other income (expense)	99	1	74	326

Income before income taxes	6,821	1,369	12,772	5,677

Income taxes	2,421	507	4,624	2,100

Net income	$4,400	$862	$8,148	$3,577

Net income available to common shareholders, per common and common equivalent share
Basic	$0.49	$0.10	$0.91	$0.42
Diluted	$0.48	$0.10	$0.90	$0.40

Weighted average shares outstanding
Basic	8,816,860	8,544,372	8,720,258	8,406,158
Diluted	8,883,085	8,833,998	8,793,176	8,679,983

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED MAY 31, 2010

(UNAUDITED)

In thousands, except share and per share amounts

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
Balance at August 31, 2009	8,714,431	$871	$7,489	$(3,563)	$65,416	$70,213
Restricted stock grants	61,224	6	(6)	—	—	—
Amortization of restricted stock grants	—	—	1,224	—	—	1,224
Employee stock grant	14,200	2	196	—	—	198
Amortization of stock option grants	—	—	397	—	—	397
Exercise of stock options	42,500	4	227	—	—	231
Common stock retained to pay statutory minimum withholding taxes on common stock	(5,076)	—	(65)	—	—	(65)
Excess tax benefit from stock based compensation	—	—	16	—	—	16
Cash dividend paid, $0.20 per share	—	—	—	—	(1,759)	(1,759)
Pension amortization, net of tax of $89	—	—	—	134	—	134	134
Foreign currency translation adjustment, net of tax of $944	—	—	—	(1,753)	—	(1,753)	$(1,753)
Net unrealized gain on restricted investments, net of tax of $7	—	—	—	11	—	11	11
Net income	—	—	—	—	8,148	8,148	8,148
Comprehensive income							$6,540
Balance at May 31, 2010	8,827,279	$883	$9,478	$(5,171)	$71,805	$76,995

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Nine Months Ended May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,148	$3,577
Adjustments to reconcile net income to net cash provided by operating activities
Loss on impairment of fixed assets	—	262
Loss on impairment of goodwill	—	237
Depreciation	2,340	2,168
Amortization	2,133	691
Provision for losses on trade receivables	174	(60)
Stock based compensation	1,666	1,642
Realized loss (gain) on restricted investments	(10)	212
Excess tax benefit from stock based compensation	(16)	(6)
Increase (decrease) from changes in assets and liabilities (net of effect of acquisitions)
Accounts receivable	(7,084)	4,450
Inventories	(3,570)	1,034
Prepaid expenses & other assets	(364)	182
Accounts payable	1,738	(2,363)
Accrued expenses	1,208	(1,783)
Accrued income taxes	1,663	96
Deferred compensation	25	(812)
Net cash provided by operating activities	8,051	9,527

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,635)	(4,190)
Contingent purchase price for acquisition	(44)	(65)
Payments for acquisitions, net of cash acquired	(25,592)	(335)
Withdrawals from restricted investments, net of contributions	(35)	82
Distributions from cost based investment	—	1
Payments for cash surrender value life insurance, including valuation (increase)/decrease	(143)	(196)
Net cash used in investing activities	(28,449)	(4,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	31,893	13,284
Payments of principal on debt	(16,809)	(13,284)
Dividend paid	(1,759)	(2,986)
Proceeds from exercise of common stock options	231	16
Payments of statutory minimum taxes on stock options and restricted stock	(65)	—
Excess tax benefit from stock based compensation	16	6
Net cash provided by (used in) financing activities	13,507	(2,964)

INCREASE (DECREASE) IN CASH	(6,891)	1,860
Effect of foreign exchange rates on cash	(431)	(447)
CASH, BEGINNING OF PERIOD	11,643	3,917

CASH, END OF PERIOD	$4,321	$5,330

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$332	$105
Acquisition holdback payments, previously accrued for	—	$303
Property, plant & equipment additions included in accounts payable	$110	$172
Accrual for future contingent payments related to acquisitions	$116	$112
Notes payable to C.I.M. shareholders related to acquisition	$3,000	—

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2010, the results of operations and cash flows for the interim periods ended May 31, 2010 and 2009, and changes in stockholders’ equity for the interim period ended May 31, 2010.

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

The Company has evaluated events and transactions subsequent to the balance sheet date.  Based on this evaluation, and other than the amendment to the existing credit facility with Bank of America described in Note 10 and the June 2010 sale of its electronic manufacturing services business as detailed in Note 13, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

The results of operations for the interim period ended May 31, 2010 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K.

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

In June 2008, the FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method.  The Company adopted the provisions of this standard on September 1, 2009, and the presentation of earnings per share for previously reported periods has been adjusted to reflect the retrospective adoption of this standard.  See Note 4 for more information on the additional disclosures required for the Company’s adoption of ASC 260.

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

Note 3 — Inventories

Inventories consist of the following as of May 31, 2010 and August 31, 2009:

	May 31, 2010	August 31, 2009
Raw materials	$11,272	$7,973
Finished and in process	7,204	5,968
Total Inventories	$18,476	$13,941

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The calculation of earnings per share under the recently issued guidance within ASC 260 is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Basic Earnings per Share
Net income	$4,400	$862	$8,148	$3,577
Income allocated to participating securities	119	19	232	79
Net income available to common shareholders	$4,281	$843	$7,916	$3,498

Basic weighted averages shares outstanding	8,816,860	8,544,372	8,720,258	8,406,158

Net income per share - Basic	$0.49	$0.10	$0.91	$0.42

Diluted Earnings per Share
Net income	$4,400	$862	$8,148	$3,577
Income allocated to participating securities	118	18	230	76
Net income available to common shareholders	$4,282	$844	$7,918	$3,501

Basic weighted averages shares outstanding	8,816,860	8,544,372	8,720,258	8,406,158
Additional dilutive common stock equivalents	66,225	289,626	72,918	273,825
Diluted weighted averages shares outstanding	8,883,085	8,833,998	8,793,176	8,679,983

Net income per share - Diluted	$0.48	$0.10	$0.90	$0.40

For the three and nine months ended May 31, 2010 and 2009, stock options to purchase 250,000 shares of common stock were outstanding, but were not included in the calculation of diluted income per share in any period presented in the table above because the options’ exercise prices were greater than the average market price of the common stock and thus their inclusion would be anti-dilutive.

Note 5 — Stock Based Compensation

In May 2007, pursuant to authorization by the Board of Directors, the Company’s Chief Executive Officer granted a total of 17,600 restricted stock units (“RSUs”) to approximately 40 non executive officer employees of the Company for service for the period May 2007 through May 2010.  RSUs totaling 14,200 vested on May 15, 2010 and were issued in the form of common stock.  The remaining 3,400 RSUs were forfeited in accordance with the RSU agreements   Compensation expense was recognized over the vesting period on a ratable basis.

In August 2008, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 50,657 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2008 and a vesting date of August 31, 2011.  Based on the fiscal year 2009 financial results, the aggregate size of the grant was reduced by 15,944 shares of restricted stock subsequent to the end of fiscal year 2009 in accordance with the performance measurement criteria.   The adjusted restricted stock award of 34,713 shares was finalized in the quarter ended November 30, 2009 and no further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

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

In December 2009, restricted stock in amounts of 2,377 and 8,421 shares related to the September 2008 and 2009 grants, respectively, were forfeited in conjunction with the retirement of an executive officer of the Company.

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

Note 6 — Segment Information

The Company operates in two business segments, a Specialized Manufacturing segment and an Electronic Manufacturing Services segment.  Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline applications, moisture protective coatings for electronics and printing services, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.  Electronic Manufacturing Services include printed circuit board and electro-mechanical assembly services for the electronics industry.  The Company evaluates segment performance based upon income before income taxes.

As further detailed in Note 13, the Electronic Manufacturing Services business was sold in June 2010 and the financial results of this segment will be classified as discontinued operations at fiscal year end.

The following table summarizes information about the Company’s reportable segments:

	Three Months Ended May 31,			Nine Months Ended May 31,
	2010	2009		2010	2009
Revenues from external customers
Specialized Manufacturing	$33,281	$21,165		$83,308	$66,836
Electronic Manufacturing Services	6,345	3,924		16,438	12,326
Total	$39,626	$25,089		$99,746	$79,162

Income before income taxes
Specialized Manufacturing	$7,880	$2,528	(a)	$15,522	$8,880	(a)
Electronic Manufacturing Services	938	444		2,112	1,166
Total for reportable segments	8,818	2,972		17,634	10,046
Corporate and Common Costs	(1,997)	(1,603	)(b)	(4,862)	(4,369	)(b)
Total	$6,821	$1,369		$12,772	$5,677

(a)          Includes loss on impairment of goodwill of $237,000.

(b)         Includes loss on impairment of fixed assets of $262,322.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The Company’s products are sold world-wide.  For the quarters ended May 31, 2010 and 2009, sales from its operations located in the United Kingdom accounted for 11% and 6% of total Company revenues, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 11% of total Company revenues compared to 8% in the same period in fiscal 2009.   No other foreign geographic area accounted for more than 10% of consolidated revenues for the three and nine month periods ended May 31, 2010 and 2009.

	May 31, 2010	August 31, 2009
Total assets
Specialized Manufacturing	$97,273	$60,713
Electronic Manufacturing Services	14,374	12,666
Total for reportable segments	111,647	73,379
Corporate and Common Assets	10,072	17,687
Total	$121,719	$91,066

The increase in total assets of the Company’s Specialized Manufacturing segment as of May 31, 2010 is primarily due to the acquisitions of C.I.M. in September 2009 and ServiWrap in December 2009 (see Note 8 below).

As of May 31, 2010 and August 31, 2009, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $2,116 and $1,770, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles of $13,405 and $7,199, as of May 31, 2010 and August 31, 2009, respectively.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2009	$8,607	$5,999	$14,606
Acquisition of C.I.M.	8,573	—	8,573
Acquisition of ServiWrap	258	—	258
Acquisition of Paper Tyger - additional earnout	43	—	43
Acquisition of Metronelec - additional earnout	116	—	116
FX translation adjustment	(623)	—	(623)
Balance at May 31, 2010	$16,974	$5,999	$22,973

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible assets subject to amortization consist of the following at May 31, 2010 and August 31, 2009:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2010
Patents and agreements	12.7 years	$2,230	$2,094	$136
Formulas and technology	9.8 years	3,470	805	2,665
Trade names	4.6 years	1,282	370	912
Customer lists and relationships	10.3 years	17,800	3,368	14,432
		$24,782	$6,637	$18,145

August 31, 2009
Patents and agreements	12.6 years	$2,258	$2,059	$199
Formulas and technology	9.3 years	1,191	552	639
Trade names	3.8 years	277	255	22
Customer lists and relationships	10.4 years	5,640	2,003	3,637
		$9,366	$4,869	$4,497

The increase in gross carrying value of intangible assets for the nine months ended May 31, 2010 is due to the Company’s acquisitions of C.I.M. in September 2009 and ServiWrap in December 2009 (see Note 8 below).  These increases were partially offset by a $1,664 decrease in gross carrying value of intangible assets over the nine months ended May 31, 2010 due to a foreign currency translation loss related to the intangible assets associated with the Company’s European operations.

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2010 and 2009 was $2,133 and $691, respectively.  Estimated amortization expense for the remainder of fiscal year 2010 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,	Amount
2010 (remaining three months)	$959
2011	2,393
2012	2,373
2013	2,256
2014	2,199
2015	2,001
$12,181

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Allocation of Purchase Price

The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.”  In accordance with this accounting standard, the Company expensed $286 of acquisition related costs.

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

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three and nine month periods ended May 31, 2010 and 2009, as though the C.I.M. and ServiWrap acquisitions described above occurred on September 1, 2008.  The actual revenues and expenses for the C.I.M. and ServiWrap acquisitions are included in our fiscal 2010 consolidated results beginning on September 4, 2009 and December 18, 2009, respectively.  Revenues for C.I.M. and ServiWrap since the acquisition dates included in the consolidated statement of operations were $8,582 and $3,219, respectively.  Adjustments have been made for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, and the income tax impact of the pro forma adjustments at the statutory rate of 38%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on September 1, 2008.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Revenues	$39,626	$30,415	$104,576	$95,888
Net income	4,400	1,544	8,614	5,346

Net income available to common shareholders, per common and common equivalent share
Basic	$0.49	$0.18	$0.96	$0.62
Diluted	$0.48	$0.17	$0.95	$0.60

Note 9 — Commitments and Contingencies

The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of May 2010, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

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

Note 10 — Debt

The Company borrowed $10,000 from Bank of America in September 2009 in order to fund its acquisition of C.I.M.  This borrowing involved an unsecured, three year term note (“Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% per annum, with interest payments due on the last day of each month.  At May 31, 2010, the applicable interest rate was 2.02% per annum.  In addition to monthly interest payments, Chase Corporation is repaying the principal in equal installments of $167 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012 (the “Repayment Period”).  In any event, on the last day of the Repayment Period, Chase will repay the remaining principal balance plus any interest then due.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The Term Note is subject to certain covenants which require the Company to maintain certain financial ratios, which include (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  The Company was in compliance with these debt covenants as of May 31, 2010.   Prepayment of the Term Note is allowed at any time during the term of the loan.

As part of the C.I.M. acquisition in September 2009, the Company delivered $3,000 in non-negotiable promissory notes (the “Notes”) payable to five C.I.M. shareholders, who were the holders of all of the issued and outstanding shares of capital stock of C.I.M. as of the acquisition date.   The principal of the Notes will be paid in three consecutive annual installments of $1,000 each, with the initial payment due on September 4, 2010.  Interest on the unpaid principal balance of the Notes will accrue at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At May 31, 2010, the applicable interest rate was 0.79% per annum.

The Company borrowed $7,000 from RBS Citizens in December 2009 in order to fund its acquisition of the ServiWrap product line.  The loan from RBS Citizens (the “Term Loan”) is an unsecured, three year term note with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.90% per annum, with interest payments due on the last day of each month.  In addition to monthly interest payments, the Company is repaying the principal in equal installments of $117 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, on which date the Company will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as the Company’s other term debt.  Prepayment of the Term Loan is allowed at any time.  At May 31, 2010, the applicable interest rate was 2.24% per annum.

The Company has a long-term unsecured credit facility available up to $10 million with Bank of America at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) plus 1.50 percent.  As of May 31, 2010, the entire amount of $10 million was available for use.  Any future outstanding balance on this long-term unsecured credit facility will be included in scheduled principal payments at its maturity.  On June 8, 2010, the Company executed an amendment to this credit facility, extending the maturity to March 31, 2013.  As part of this amendment, the interest rate was increased to the effective LIBOR plus 1.50 percent (previously the effective LIBOR plus 1.25). All other terms of the credit facility remain the same.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2010 and 2009 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Service cost	$124	$108	$371	$324
Interest cost	123	137	368	410
Expected return on plan assets	(102)	(107)	(302)	(331)
Amortization of prior service cost	21	23	64	69
Amortization of unrecognized loss	53	13	159	40
Net periodic benefit cost	$219	$174	$660	$512

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31, 2010, the Company had not made any contributions in the current fiscal year to fund its obligations under the pension plan.  However, the Company plans to contribute $750 to fund pension plan obligations in the fiscal year ending August 31, 2010.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2010 and August 31, 2009:

		Fair value measurements at May 31, 2010 using:
	May 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$635	$601	$34	$—

Total	$635	$601	$34	$—

		Fair value measurements at August 31, 2009 using:
	August 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$573	$239	$334	$—

Total	$573	$239	$334	$—

Note 13 — Subsequent Event

On June 30, 2010, the Company completed the sale of its electronic manufacturing services business to MC Assembly LLC, a Delaware corporation (the “Buyer”) and a wholly-owned subsidiary of MC Test Service, Inc., a Florida corporation (“MC Test”).   The Company’s electronic manufacturing services business was conducted through its wholly-owned subsidiary, RWA, Inc., d/b/a Chase EMS (the “Seller”).  The sale of the Chase EMS business was made pursuant to an Asset Purchase Agreement (the “Agreement”) dated June 28, 2010, by and among the Company, the Seller, the Buyer and (solely for purposes of guaranteeing the performance of Buyer’s obligations under the Agreement) MC Test.

Under the Agreement, the Company sold to the Buyer all of the assets relating to the Chase EMS business, excluding cash and certain other enumerated assets, and the Buyer assumed certain of the liabilities of the Seller.  The purchase price paid by the Buyer to Chase at the closing was $13,000.  The purchase price will be adjusted upward after the closing to the extent that the net working capital of the business sold (as calculated under the Agreement) exceeds $4,500.

The effective date for this sale was June 30, 2010 and the results of the Electronic Manufacturing Services business will be included in the Company’s financial statements through that date and be classified as discontinued operations at fiscal year end.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2009.

Recent Developments

In September 2009, we acquired all of the outstanding capital stock of C.I.M. Industries Inc. (“C.I.M.”), which is based in Peterborough, NH and has a manufacturing facility in Houston, TX.  C.I.M. is a specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment industry.  With a primary focus on the water and wastewater industry, C.I.M. has the preferred products that complement our product line of high performance tapes and coatings.  The total purchase price for this acquisition was $18.9 million (net of cash acquired).

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

On June 30, 2010, we completed the sale of our contract electronic manufacturing services business, Chase EMS, to MC Assembly.  As part of this sale, we sold all of the assets relating to the Chase EMS business, excluding cash and certain other enumerated assets, and MC Assembly assumed certain of the liabilities.  The purchase price paid at the closing was $13.0 million and will be adjusted upward after the closing to the extent that the net working capital of the business sold (as calculated under the Asset Purchase Agreement) exceeds $4.5 million.  The proceeds from the sale will be used for debt reduction and continued investment in our core tapes and coatings businesses.

Overview

The first nine months of fiscal 2010 resulted in significant revenue and profit increases over the prior year results for both the quarter and year to date periods.  Benefitting from some of the same trends we observed in the first half of the fiscal year, revenues for the Specialized Manufacturing segment increased over last year primarily due to new sales from C.I.M. and ServiWrap, which were acquired in September and December, respectively, and continued increased sales from electronic coatings, specialty products and construction products.  Additionally, in the third quarter we saw a rebound in wire & cable product sales.  The revenue growth in fiscal 2010 is being partially offset by the negative impact of the weakened pound sterling and euro whose values against the dollar have decreased 11% and 13%, respectively, from May 2009 to May 2010.  We will continue to integrate C.I.M. and

ServiWrap while maximizing our existing resources and remain focused on our product and marketing development efforts for all of our product lines in order to seize new business opportunities as they arise.

Our Electronic Manufacturing Services segment continued to see increased demand from many of its existing customers resulting in higher revenues and profits in both the quarter and year to date periods compared to the prior year periods.

For the remainder of 2010, we will continue with our renovation of our facility in Oxford, MA, that will be developed to provide capacity for storage needs and future growth.

As of the quarter ended May 31, 2010, the Company had two reportable segments summarized below:

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

As detailed in Note 13 to the Consolidated Financial Statements included in this Report, the Electronic Manufacturing Services business was sold in June 2010 and the financial results of this segment will be classified as discontinued operations at fiscal year end.

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands)

	Three Months Ended May 31,				Nine Months Ended May 31,
	2010		2009		2010		2009
Revenues from external customers
Specialized Manufacturing	$33,281	84%	$21,165	84%	$83,308	84%	$66,836	84%
Electronic Manufacturing Services	6,345	16%	3,924	16%	16,438	16%	12,326	16%
Total	$39,626		$25,089		$99,746		$79,162

Income before income taxes
Specialized Manufacturing	$7,880	24%	$2,528	12%	$15,522	19%	$8,880	13%
Electronic Manufacturing Services	938	15%	444	11%	2,112	13%	1,166	9%
Total for reportable segments	8,818	22%	2,972	12%	17,634	18%	10,046	13%
Corporate and Common Costs	(1,997)		(1,603)		(4,862)		(4,369)
Total	$6,821	17%	$1,369	5%	$12,772	13%	$5,677	7%

Total Revenues

Total revenues increased $14,537,000 or 58% to $39,626,000 for the quarter ended May 31, 2010 compared to $25,089,000 in the same quarter of the prior year.  Total revenues increased $20,584,000 or 26% to $99,746,000 in the fiscal year to date period compared to $79,162,000 in the same period in fiscal 2009.

Revenues from our Specialized Manufacturing segment increased $12,116,000 and $16,472,000, in the current quarter and year to date periods, respectively.  The increase in revenues compared to the prior year is primarily due to the following for the current quarter and year to date periods, respectively: (a) the inclusion of sales of $3,070,000 and $8,582,000 from C.I.M. which we acquired in September 2009; (b) increased sales of $5,173,000 and $5,542,000 from specialty and construction products; (c) increased sales of $2,624,000 and $5,290,000 in the electronic coatings product line; and (d) the inclusion of sales of $1,314,000 and $3,219,000 from ServiWrap which was acquired in December 2009.  The current quarter also included positive results from our wire & cable product line with increased sales over the prior year quarter of $1,612,000 primarily due to increased demand in the energy market. The revenue growth was partially offset by decreased sales of $1,551,000 and $3,547,000 in the current quarter and year to date periods, respectively in the transportation market.  Additionally, despite positive results for the current quarter, the wire and cable product line reflects decreased year to date sales of $1,971,000 from the prior period.

Revenues from our Electronic Manufacturing Services segment increased $2,421,000 and $4,112,000 in the current quarter and year to date periods, respectively, compared to the prior year periods.  The higher sales reflect continued growth as a result of new opportunities with existing customers.

Cost of Products and Services Sold

Cost of products and services sold increased $7,495,000 or 42% to $25,132,000 for the quarter ended May 31, 2010 compared to $17,637,000 in the prior year quarter.  Cost of products and services sold increased $8,700,000 or 15% to $65,536,000 in the fiscal year to date period compared to $56,836,000 in the same period in fiscal 2009.

Cost of products and services sold in our Specialized Manufacturing segment were $20,318,000 and $52,461,000 in the current quarter and year to date periods compared to $14,437,000 and $46,554,000 in the comparable periods in the prior year.  Cost of products and services sold in our Electronic Manufacturing Services segment were $4,814,000 and $13,075,000 in the current quarter and year to date periods compared to $3,200,000 and $10,282,000 in the comparable periods in the prior year.

The following table summarizes the relative percentages of revenues for costs of products and services sold for our reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Specialized Manufacturing	61%	68%	63%	70%
Electronic Manufacturing Services	76%	82%	80%	83%
Total	63%	70%	66%	72%

As a percentage of revenues, cost of products and services sold in our Specialized Manufacturing segment decreased primarily due to increased sales of higher margin products, management’s ability to leverage its fixed overhead costs on a higher revenue base, and the favorable impact of ongoing cost reduction efforts.

As a percentage of revenues, cost of products and services sold in our Electronic Manufacturing Services segment decreased as a result of greater leverage on fixed manufacturing costs given the higher revenues coupled with a one time non recurring benefit of $294,000 on inventory purchase obligations.  Additionally, cost savings initiatives that were implemented over the past year and scrutiny on raw material purchases helped overall margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,090,000 or 37% to $7,672,000 for the quarter ended May 31, 2010 compared to $5,582,000 in the prior year quarter.  Selling, general and administrative expenses increased $4,790,000 or 29% to $21,253,000 in the fiscal year to date period compared to $16,463,000 in the same period in fiscal 2009.  The increase in the current quarter and year to date periods over the prior year periods is primarily attributable to incremental expenses from the C.I.M. and ServiWrap acquisitions, including year to date acquisition costs of $416,000.  Additionally, increased revenues for the current quarter and year to date periods compared to the prior year periods have led to increased sales commissions and other selling related expenses.  These increases were partially offset by our continued emphasis on controlling costs, including reduced travel and external consulting costs.

Loss on Impairment of Goodwill

In the quarter ended May 31, 2009, based on the decrease in sales activity in the current year and the completion of the fiscal year 2010 budget, management determined that the carrying value of goodwill associated with the Company’s Northeast Quality Products (NEQP) division may not be recoverable.  Accordingly, we performed a goodwill impairment analysis.  Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2009 and projections for future years based on the fiscal year 2010 budgeting process, the goodwill impairment analysis yielded results that would not support the current book value of the goodwill associated with this division. As a result, we concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $237,000 was recorded as of May 31, 2009. Goodwill related to NEQP, having a pre-impairment book value of $349,000, was written down to its fair value of $112,000 in accordance with generally accepted accounting principles.  The NEQP division was sold on August 14, 2009, and the adjusted fair value of $112,000 was realized upon the sale.

Loss on Impairment of Fixed Assets

During the fiscal quarter ending May 31, 2009, we recorded a $262,000 charge related to the impairment of real property (land and building) located in West Bridgewater, MA which was being leased to Sunburst Electronics Manufacturing Solutions, Inc.  The real property, having a pre-impairment book value of $1,632,000, was written down to its fair value of $1,370,000, which was realized upon the June 24, 2009 sale of the property.

Interest Expense

Interest expense increased $97,000 to $100,000 for the quarter ended May 31, 2010 compared to $3,000 in the prior year quarter.  Interest expense increased $246,000 to $259,000 for the fiscal year to date period ended May 31, 2010 compared to $13,000 in the same period in fiscal 2009.  The increase in interest expense in both the current quarter and year to date period as compared to the prior year periods is a direct result of the $10 million term note and $3 million promissory notes related to the acquisition of C.I.M., and the $7 million term loan agreement related to the acquisition of ServiWrap.

Other Income (Expense)

Other income increased $98,000 to $99,000 for the quarter ended May 31, 2010 compared to $1,000 in the prior year quarter.  Other income decreased $252,000 or 77% to $74,000 for the fiscal year to date period compared to other income of $326,000 in the same period in fiscal 2009. Other income primarily includes bank interest and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  The increase in other income for the quarter as compared to the prior year period is primarily due to foreign exchange gains caused by the continued weakening of both the sterling and the euro, and the subsequent revaluation of some of our European sales transactions completed in other functional currencies.  The decrease in other income for the fiscal year to date as compared to the prior year period is primarily due to us no longer receiving rental income on previously owned real property sold in June 2009.

Net Income

Net income increased $3,538,000 or 410% to $4,400,000 in the quarter ended May 31, 2010 compared to $862,000 in the prior year quarter.  Net income increased $4,571,000 or 128% to $8,148,000 for the fiscal year to date period ended May 31, 2010 compared to $3,577,000 in the same period in fiscal 2009.  The increase in net income in both the current quarter and year to date periods is primarily a result of additional revenue discussed previously.

Liquidity and Sources of Capital

Our overall cash balance decreased $7,322,000 to $4,321,000 at May 31, 2010 from $11,643,000 at August 31, 2009.  Generally, we manage our borrowings and payments under our revolving line of credit in order to maintain a low cash balance.  The higher cash balance at August 31, 2009 was a result of cash flow generated from operations being held for the C.I.M. acquisition which closed in September 2009 and the acquisition of ServiWrap which closed in December 2009.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $8,051,000 in the first nine months of fiscal year 2010 compared to $9,527,000 in the prior year period.  Cash provided by operations during fiscal 2010 was primarily due to operating income and increases in accounts payable and accrued expenses, offset by increased accounts receivable and raw material purchases due to higher sales volumes.

The ratio of current assets to current liabilities was 2.2 as of May 31, 2010 compared to 3.2 as of August 31, 2009.  The decrease in our current ratio at May 31, 2010 was primarily attributable to the increase in the current portion of long-term debt and decrease in cash used to finance the C.I.M. and ServiWrap acquisitions along with increases in accounts payable and accrued expenses.  This was partially offset by increases in accounts receivable and inventory due to increased demand and overall sales volume.

Cash flow used in investing activities of $28,449,000 was primarily due to the acquisitions of C.I.M. and ServiWrap, and cash paid for purchases of machinery and equipment at our other manufacturing locations during fiscal 2010.

Cash flow provided by financing activities of $13,507,000 was primarily due to a total of $17 million in term debt used to finance our acquisitions of C.I.M. and ServiWrap.  Additionally, the increased utilization of our existing line of credit was a result of enhanced working capital needs.  These were partially offset by payments made on the acquisition loans and our line of credit arrangement, as well as our annual dividend.

On October 15, 2009, we announced a cash dividend of $0.20 per share (totaling $1,759,000) to shareholders of record on October 31, 2009, which was paid on December 3, 2009.

We continue to have long-term unsecured credit available up to $10 million with Bank of America at the bank’s base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) plus 1.50 percent.  As of May 31, 2010 and June 30, 2010, the entire amount of $10 million was available for use under this credit facility.  We plan to use this availability to help finance our cash needs, including acquisitions, in fiscal 2010 and future periods.  On June 8, 2010, we executed an amendment to this credit facility, extending its maturity to March 31, 2013.  As part of this amendment, the interest rate was increased to the effective LIBOR plus 1.50 percent (previously the effective LIBOR plus 1.25). All other terms of the credit facility remain the same.

Under the terms of our line of credit, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  We were in compliance with our debt covenants as of May 31, 2010.

We borrowed $10.0 million from Bank of America in September 2009 in order to fund our acquisition of C.I.M.  This borrowing involved an unsecured, three year term note (the “Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.75% per annum, with interest payments due on the last day of each month.  At May 31, 2010, the applicable interest rate was 2.02% per annum.  In addition to monthly interest payments, we are repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Note is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Note is allowed at any time during the term of the loan.

As part of the C.I.M. acquisition in September 2009, we also delivered $3,000,000 in non-negotiable promissory notes (the “Notes”) payable to five C.I.M. shareholders, who were the holders of all of the issued and outstanding shares of capital stock of C.I.M. as of the acquisition date.  The principal of the Notes will be paid in three consecutive annual installments of $1,000,000 each, with the initial payment due on September 4, 2010.  Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At May 31, 2010, the applicable interest rate was 0.79% per annum.

In December 2009, we borrowed $7.0 million from RBS Citizens in order to fund our acquisition of the ServiWrap product lines.  This borrowing involved an unsecured, three year term note (the “Term Loan”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 1.90% per annum, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Loan is allowed at any time.  At May 31, 2010, the applicable interest rate was 2.24% per annum.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

We are currently renovating our facility (land and building) in Oxford, MA, purchased in 2008, to provide capacity for storage needs and future growth; and assessing building and equipment improvements needed in order to integrate ServiWrap production into our existing operations in England.  Machinery and equipment will be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

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

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2009 for a complete discussion of our contractual obligations.  In addition to those items reported for the fiscal year ended August 31, 2009, we entered into the following contractual cash obligations during the nine months ended May 31, 2010:

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years

Long-term debt (1)	$18,083	$4,400	$13,683	$—	$—
Operating leases (2)	4,731	466	1,031	1,087	2,147

Total	$22,814	$4,866	$14,714	$1,087	$2,147

(1)          Includes the remaining payment obligations used to finance our acquisitions of C.I.M. and ServiWrap.  See Note 10 to the Consolidated Financial Statements included in this Report for further information regarding these debt agreements.

(2)          Includes the new office lease in Westwood, MA and an amended and extended property lease in Winchester, MA for our Electronic Manufacturing Services business (subsequently sold in June 2010 as detailed in Note 13 to the Consolidated Financial Statements included in this Report).

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

In June 2008, the FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method.  We adopted the provisions of this standard on September 1, 2009 and the disclosures required by ASC 260 have been made in Note 4 to the Consolidated Financial Statements included in this Report.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the nine months ended May 31, 2010 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2009.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At May 31, 2010, other than our restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of May 31, 2010, we had cash balances in the United Kingdom for our HumiSeal Europe Ltd and Chase Protective Coatings Ltd divisions denominated primarily in pounds sterling and equal to US $3,335,000 and cash balances in France for our HumiSeal Europe SARL division denominated primarily in euros and equal to US $387,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We incurred a foreign currency translation loss, net of tax, for the nine months ended May 31, 2010 in the amount of $1,753,000 related to our European operations which is recorded in other comprehensive income within our Statement of Stockholders’ Equity.  We do not have or utilize any derivative financial instruments.

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of May 2010, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

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

Item 5 — Other Information

On June 8, 2010, we entered into an amendment to our existing unsecured $10 million credit facility with Bank of America, extending its maturity to March 31, 2013.  As part of this amendment, the interest rate was increased to the effective London Interbank Offered Rate (LIBOR) plus 1.50 percent (previously the effective LIBOR plus 1.25).  All other terms of the credit facility remain the same.

Item 6 - Exhibits

Exhibit Number	Description
10.1	First Amendment to Second Amended and Restated Loan Agreement, dated June 8, 2010 between Chase Corporation and Bank of America, N.A.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: July 12, 2010	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: July 12, 2010	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer