Form 10-K
period 2010-08-31
CHASE CORP
filed 2010-11-15
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 28, 2010 (the last business day of the registrant's second quarter of fiscal 2010), was approximately $73,674,997.

         As of October 31, 2010, the Company had outstanding 8,946,701 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

         Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's fiscal year ended August 31, 2010, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2010

PART I

ITEM 1—BUSINESS

Primary Operating Divisions and Facilities and Industry Segment

        Chase Corporation (the "Company," "Chase," "we," or "us") is a global manufacturer of tapes, laminates, sealants, and coatings for high reliability applications. Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions. We are currently organized into one operating segment with multiple facilities. A summary of our operating structure as of August 31, 2010 is as follows:

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

In March 2009, we moved the majority of our manufacturing processes that had been conducted at our Paterson, NJ facility to this location.
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

Waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets.
Houston, TX	In September 2009, we acquired all of the outstanding capital stock of C.I.M. Industries Inc. ("CIM").	Specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment applications.
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

Primary Manufacturing Location	Background/History	Key Products & Services
Rye, East Sussex, England	On September 1, 2007, we purchased certain product lines and a related manufacturing facility in Rye, East Sussex, England through our wholly owned subsidiary, Chase Protective Coatings Ltd.

In December 2009, we acquired the full range of ServiWrap® pipeline protection products ("ServiWrap") from Grace Construction Products Limited, a UK based unit of W.R. Grace & Co.	Manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and a supplier to Europe, the Middle East and Southeast Asia. This facility joins Chase's North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.

The ServiWrap product line complements the portfolio of our pipeline protection tapes, coatings and accessories and will extend our global customer base.

Other Business Developments

Sale of Chase Electronic Manufacturing Services ("Chase EMS") Business

        On June 30, 2010, we completed the sale of our contract electronic manufacturing services business, Chase EMS, to MC Assembly. As part of this sale, we sold all of the assets relating to the Chase EMS business, excluding cash and certain other enumerated assets, and MC Assembly assumed certain of the liabilities. The purchase price received at the closing was $13.0 million plus an additional $1.5 million to be received subsequent to the closing due to the value of the net working capital of the business sold (as calculated under the Asset Purchase Agreement) exceeding $4.5 million. The proceeds from the sale are available for debt reduction and continued investment in our core tapes and coatings businesses.

Acquisition of ServiWrap Product Lines

        In December 2009, we acquired the full range of ServiWrap pipeline protection products ("ServiWrap") from Grace Construction Products Limited, a UK based unit of W.R. Grace & Co. (the "Seller"). ServiWrap / ServiShield anti-corrosion systems provide protection for new and refurbished oil, gas and water pipelines in projects around the world. The acquisition of ServiWrap complements the portfolio of our pipeline protection tapes, coatings and accessories and extends our global customer base. The total purchase price for this acquisition was £5.98 million (approximately US $9.7 million at the time of acquisition). The purchase was funded through a combination of cash on hand and a term loan in the amount of $7.0 million from RBS Citizens.

Acquisition of C.I.M. Industries Inc. ("CIM")

        In September 2009, we acquired all of the outstanding capital stock of CIM, which is based in Peterborough, NH and has a manufacturing facility in Houston, TX. CIM is a specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment industry. With a primary focus on the water and wastewater industry, CIM has the preferred products that complement our product line of high performance tapes and coatings. The total purchase price for this acquisition was $18.9 million (net of cash acquired).

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

  (iv)
  fluid applied coating and lining systems for use in the water and wastewater industry;

  (v)
  moisture protective coatings, which are sold to the electronics industry including circuitry used in automobiles and home appliances;

  (vi)
  laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

  (vii)
  flexible composites and laminates for the wire & cable, aerospace, packaging and industrial laminate markets; and

  (viii)
  expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

        There is some seasonality with our product offerings sold into the construction market as increased demand is often experienced when temperatures are warmer (April through October) with less demand occurring when temperatures are colder (typically our second fiscal quarter). We did not introduce any new products or segments requiring an investment of a material amount of our assets during fiscal year 2010.

Employees

        As of October 31, 2010, we employed approximately 305 people (including union employees). We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

Backlog, Customers and Competition

        As of October 31, 2010, the backlog of customer orders believed to be firm was approximately $11,451,000. This compared with a total of $4,776,000 as of October 31, 2009. The increase in backlog over the prior year amount is due to an overall increase in order activity across the majority of our product lines, as well as increased orders from the fiscal 2010 acquisitions of CIM and ServiWrap. The backlog of orders has some seasonality due to the construction season. During fiscal 2010, 2009 and 2008, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

        There are other companies that manufacture or sell products and services similar to those made and sold by us. Many of those companies are larger and have greater financial resources than we have. We compete principally on the basis of technical performance, service reliability, quality and price.

Raw Materials

        We obtain raw materials from a wide variety of suppliers with alternative sources of most essential materials available within reasonable lead times.

Patents, Trademarks, Licenses, Franchises and Concessions

        We own the following trademarks that we believe are of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company's business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons® and Chase Facile®, trademarks for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; Insulfab®, a trademark for insulation material used in the aerospace industry; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries, Tapecoat®, a trademark for corrosion preventative surface coatings and primers; Royston®, a trademark for corrosion inhibiting coating composition for use on pipes; Eva-Pox® and Ceva®, trademarks for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademark for fluid applied coating and lining systems used in the water and wastewater industry; and ServiWrap® trademarks for pipeline protection tapes, coatings and accessories. We do not have any other material trademarks, licenses, franchises, or concessions. While we do hold various patents, at this time, we do not believe that they are material to the success of our business.

Working Capital

        We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities.

Research and Development

        Approximately $1,748,000, $1,632,000 and $1,698,000 was spent for Company-sponsored research and development during fiscal 2010, 2009 and 2008, respectively. Research and development increased by $116,000 in fiscal 2010 as compared to the prior period primarily due to increased research and development expenses from the CIM business that was acquired in September 2009.

Available Information

        Chase maintains a website at http://www.chasecorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after they are filed or furnished with the SEC. Our Financial Code of Ethics and the charters for the Audit Committee, the Nominating and Governance Committee and the Compensation and Management Development Committee of our Board of Directors are also available on our Internet site. The Code of Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Paula Myers, Shareholder and Investor Relations Department, at 26 Summer Street, Bridgewater, Massachusetts 02324. Our Internet site and the information contained on it or connected to it are not part of or incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC's website at http://www.sec.gov.

Financial Information About Segment and Geographic Areas

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

        Our sales and net income are largely dependent on recurring sales from a consistent and well established customer base. Organic growth opportunities are minimal; however, we have and will continue to use strategic acquisitions as a means to build and grow the business. In this business environment, increases or decreases in market share could have a material effect on our business condition or results of operation. We face intense competition from a diverse range of competitors, including operating divisions of companies much larger and with far greater resources than we have. If we are unable to maintain our market share, our business could suffer.

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

If our products fail to perform as expected, or if we experience product recalls, we could incur significant and unexpected costs and lose existing and future business.

        Our products are complex and could have defects or errors presently unknown to us, which may give rise to claims against us, diminish our brands or divert our resources from other purposes. Despite testing, new and existing products could contain defects and errors and may in the future contain manufacturing or design defects, errors or performance problems when first introduced, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, changes to our manufacturing processes, product recalls, significant increases in our maintenance costs, or exposure to liability for damages, any of which may result in substantial and unexpected expenditures, require significant management attention, damage our reputation and customer relationships, and adversely affect our business, our operating results and our cash flow.

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

        Our strategy includes expansion of our operations in existing and new international markets by selective acquisitions and strategic alliances. Our ability to successfully execute our strategy in international markets is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by our ability to identify and gain access to local suppliers as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on future costs or on future cash flows from our international operations.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

        We own and lease office and manufacturing properties as outlined in the table below.

Location	Square Feet	Owned/ Leased	Principal Use
Bridgewater, MA	5,200	Owned	Corporate headquarters and executive office
Westwood, MA	20,200	Leased	Global Operations Center including research and development, sales and administrative services
Randolph, MA	77,500	Owned	Manufacture of electrical protective coatings and tape products
Webster, MA	25,000	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Oxford, MA (a)	73,600	Owned	Under renovation to provide capacity for storage needs and future growth
Paterson, NJ (b)	40,000	Leased	Under renovation for potential lease or sale of property
Taylorsville, NC	50,000	Leased	Manufacture of flexible packaging for industrial and retail use, as well as tape and related products for the electronic and telecommunications industries
Taylorsville, NC	2,500	Leased	Storage warehouse
Cranston, RI	500	Leased	Sales office
Pittsburgh, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
O'Hara Township, PA	109,000	Owned	Manufacture and sale of protective coatings, expansion joints and accessories
Evanston, IL (c)	100,000	Leased	Manufacture and sale of protective coatings and tape products
Peterborough, NH	8,800	Leased	Sales and administrative facility
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Camberley, Surrey, England	6,700	Leased	Manufacture and sales of protective electronic coatings
Rye, East Sussex, England	36,600	Owned	Manufacture and sales of protective coatings and tape products
Paris, France	1,350	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market

(a)
In December 2008, we purchased real property (land and building) in Oxford, MA. We have begun initial renovations to this property and currently use it for inventory storage in order to reduce off-site storage expenses. In our 2011 fiscal year, we will continue to complete renovations on this property in order to provide capacity for future growth.

(b)
In December 2009, we ceased manufacturing operations at our Paterson, NJ manufacturing facility and have transitioned production of this facility's products to other Chase manufacturing sites with similar capabilities.

(c)
In June 2009, we entered into a sale leaseback transaction whereby we sold our real property (land and building) located in Evanston, IL. We have agreed to provide financing to the purchaser, and the purchaser has agreed to lease the property back to us for a term of 49 months ending July 2013. The term coincides with the period over which the financing will be repaid to us.

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

ITEM 3—LEGAL PROCEEDINGS

        We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products. The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date had been postponed and no new trial date has been set. As of October 2010, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

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

ITEM 4—[REMOVED AND RESERVED]

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning our Executive Officers as of August 31, 2010. Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Peter R. Chase	62	Chairman of the Board of the Company since February 2007, and Chief Executive Officer of the Company since September 1993.
Adam P. Chase	38
		President of the Company since January 2008, Chief Operating Officer of the Company since February 2007, Vice President Operations February 2006 through February 2007, and Vice President Chase Coating & Laminating Division March 2003 through February 2007. Adam Chase is the son of Peter Chase.
Kenneth L. Dumas	39	Chief Financial Officer and Treasurer of the Company since February 2007, Director of Finance February 2006 through January 2007, and Corporate Controller January 2004 through January 2007.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE Amex under the symbol CCF. As of October 31, 2010, there were 454 shareholders of record of our Common Stock and approximately 3,048 beneficial shareholders who held shares in nominee name. On that date, the closing price of our common stock was $15.86 per share as reported by the NYSE Amex.

        The following table sets forth the high and low daily sales prices for our common stock as reported by the NYSE Amex for each quarter in the fiscal years ended August 31, 2010 and 2009:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$14.90	$10.60	$17.62	$9.45
Second Quarter	12.50	10.21	14.81	9.00
Third Quarter	14.45	10.66	13.50	7.00
Fourth Quarter	14.65	10.61	12.79	10.07

        Single annual cash dividend payments were declared and paid subsequent to year end in the amounts of $0.35, $0.20, and $0.35 per common share, for the years ended August 31, 2010, 2009 and 2008, respectively. Certain borrowing facilities of ours contain financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

        The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the "S&P 500 Index"), and a composite peer index that is weighted by market equity capitalization (the "Peer Group Index"). The companies included in the Peer Group Index are American Biltrite Inc., Material Sciences Corporation, H.B. Fuller Company, Quaker Chemical Corporation and RPM International, Inc. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2005 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 on August 31, 2005

	2005	2006	2007	2008	2009	2010
Chase Corp	$100	$119	$251	$254	$171	$194
S&P 500 Index	$100	$109	$125	$111	$91	$96
Peer Group Index	$100	$105	$135	$134	$103	$112

        The information under the caption "Comparative Stock Performance" above is not deemed to be "filed" as part of this Annual Report, and is not subject to the liability provisions of Section 18 of the Securities Exchange Act of 1934. Such information will not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 unless we explicitly incorporate it into such a filing at the time.

ITEM 6—SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data."

	Fiscal Years Ended August 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Operations Data
Revenues from continuing operations	$118,743	$91,236	$113,177	$109,195	$95,418

Income from continuing operations, net of taxes	$10,726	$5,315	$11,061	$8,965	$5,460
Income from discontinued operations, net of taxes	1,790	1,070	1,313	1,228	654

Net income	$12,516	$6,385	$12,374	$10,193	$6,114

Net income available to common shareholders, per common and common equivalent share:
Basic:
Continuing operations	$1.19	$0.62	$1.32	$1.11	$0.70
Discontinued operations	0.20	0.12	0.16	0.15	0.08

Net income per common and common equivalent share	$1.39	$0.74	$1.48	$1.26	$0.79
Diluted:
Continuing operations	$1.18	$0.60	$1.27	$1.07	$0.69
Discontinued operations	0.20	0.12	0.15	0.15	0.08

Net income per common and common equivalent share	$1.38	$0.72	$1.42	$1.22	$0.77
	The sum of individual share amounts may not equal due to rounding
Balance Sheet Data
Total assets	$123,201	$91,066	$90,297	$83,965	$78,837
Long-term debt and capital leases	12,667	—	—	3,823	10,288
Total stockholders' equity	81,531	70,213	66,186	56,212	46,074
Cash dividends per common and common equivalent share	$0.20	$0.35	$0.25	$0.20	$0.175

        As further detailed in Note 15 to the Consolidated Financial Statements included in this Report, the Electronic Manufacturing Services business was sold in June 2010 and the financial results of this previously reported segment are classified as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statement of operations for all periods presented.

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

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2010	2009	2008
	(Dollars in thousands)
Revenues from continuing operations	$118,743	$91,236	$113,177

Income from continuing operations, net of taxes	$10,726	$5,315	$11,061
Income from discontinued operations, net of taxes	1,790	1,070	1,313

Net income	$12,516	$6,385	$12,374

Increase/(Decrease) in revenues from continuing operations from prior year
Amount	$27,507	$(21,941)	$3,982
Percentage	30%	(19)%	4%
Increase/(Decrease) in income from continuing operations, net of taxes from prior year
Amount	$5,411	$(5,746)	$2,096
Percentage	102%	(52)%	23%
Percentage of revenue:
Revenues from continuing operations	100%	100%	100%
Expenses:
Cost of products and services sold	63%	68%	65%
Selling, general and administrative expenses	23	23	20
Loss on impairment of assets	—	1	—
Other (income)	—	(1)	—

Income from continuing operations before income taxes	14	9	15
Income taxes	5	3	5

Income from continuing operations, net of taxes	9	6	10
Income from discontinued operations, net of taxes	2	1	1

Net income	11%	7%	11%

Overview

        The positive results in fiscal 2010 were mainly attributable to our continued focus on our key strategies and initiatives: continuous improvement and dedication to our key brands, strategic acquisitions, long term consolidation and diligent cost management practices. Despite the economic challenges that negatively impacted fiscal 2009 and continue to impact our business, a strong second half to fiscal 2010 led to significant revenue and profit increases in fiscal 2010 over the prior year results. Our revenue growth was primarily attributable to sales generated from the acquisitions of CIM in September 2009 and ServiWrap in December 2009. The continued recovery in the automotive sector worldwide and protective products used in domestic infrastructure applications, as well as increased sales of specialty products and pipeline & construction contributed to the increase in revenues over the prior year. The revenue growth in fiscal 2010 is being partially offset by the negative impact of the weakened pound sterling and euro whose values against the dollar have decreased 5% and 11%, respectively, from August 2009 to August 2010.

        This past fiscal year we have been diligent in our efforts to consolidate and streamline our existing processes and related expenses. As part of these efforts, we ceased operations at our Paterson, NJ plant in December 2009 and the products previously produced in that facility are now being produced in our Webster, MA and Taylorsville, NC plants. In March 2010, we closed our Taunton, MA and Albany, NY offices and consolidated those sales, research and development and administrative functions into our Westwood, MA Global Operations Center. Development of the property purchased in Oxford, MA continues and the coatings plant in Pittsburgh, PA is now fully operational. In fiscal 2011, we will continue to perform the necessary building and equipment improvements required to integrate the ServiWrap product lines into our facility in Rye, East Sussex, England.

        In June 2010, we sold our Electronic Manufacturing Services business in an all cash transaction, structured as a sale of substantially all of the assets of the Chase EMS business. The sale was completed in accordance with our long term strategy to focus on our core protective materials technologies. Proceeds from the sale are available for debt reduction and continued investment in the Company's core tapes and coatings businesses.

        We maintained strong positive cash flows throughout fiscal 2010 and ended the fiscal year with our healthiest balance sheet ever, including $17.3 million in cash. We are in the midst of a strategic restructuring which includes new investment in product development and marketing. Our goal is to balance growth between internal resources and acquisitions. In fiscal 2011, we will continue to integrate CIM and ServiWrap while maximizing our existing resources and remaining focused on our key strategies and initiatives.

        The Company has one reportable segment summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Specialized Manufacturing	• Wire and Cable • Electronic Coatings • Pipeline & Construction • Specialty Products	Produces protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, moisture protective coatings for electronics and printing services, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

        As further detailed in Note 15 to the Consolidated Financial Statements included in this Report, the Electronic Manufacturing Services business was sold in June 2010 and the financial results of this previously reported segment are classified as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statement of operations for all periods presented.

Results of Operations

Total Revenues

        Total revenues in fiscal 2010 increased $27,507,000 or 30% to $118,743,000 from $91,236,000 in the prior year. The increase in revenues in fiscal 2010 was primarily due to the following: (a) sales of $12,354,000 from CIM which we acquired in September 2009; (b) increased sales of $7,450,000 from specialty and construction products; (c) increased sales of $6,672,000 in the electronic coatings product line from both the worldwide automotive sector and protective products used in domestic infrastructure applications; and (d) sales of $4,991,000 from ServiWrap which was acquired in December 2009. These increases were partially offset by decreased sales of $4,050,000 in the transportation market.

        Royalties and commissions were $1,664,000, $1,077,000 and $1,775,000 for the years ended August 31, 2010, 2009 and 2008, respectively. The increase in royalties and commissions in fiscal 2010 from the prior year was due to increased sales of electronic coatings by our licensed manufacturer in Asia as demand returned to levels comparable to those observed in fiscal 2008.

        Export sales from domestic operations to unaffiliated third parties were $17,946,000, $14,611,000 and $15,818,000 for the years ended August 31, 2010, 2009 and 2008, respectively. The growth in our export sales in fiscal 2010 was primarily due to the CIM acquisition.

        Total revenues in fiscal 2009 decreased $21,941,000 or 19% to $91,236,000 from $113,177,000 in fiscal 2008. The decrease in revenues in fiscal 2009 was primarily due to the following: (a) decreased sales of $6,263,000 in the electronic coatings product lines due to reduced demand in the electronic and automotive markets; (b) decreased sales of $7,546,000 in the wire & cable market primarily due to less demand in the energy and communications markets; (c) decreased sales of $2,392,000 in the pipeline and construction product lines; and (d) decreased sales of $5,014,000 in specialty products.

Cost of Products and Services Sold

        Cost of products and services sold increased $12,567,000 or 20% to $74,828,000 for the fiscal year ended August 31, 2010 compared to $62,261,000 in fiscal 2009. As a percentage of revenues, cost of products and services sold decreased to 63% in fiscal 2010 compared to 68% for fiscal 2009. The percentage of revenues decrease in the cost of products and services sold was primarily due to increased sales of higher margin products, management's ability to leverage its fixed overhead costs on a higher revenue base, and the favorable impact of ongoing cost reduction efforts.

        Cost of products and services sold decreased $11,507,000 or 16% to $62,261,000 for the fiscal year ended August 31, 2009 compared to $73,768,000 in fiscal 2008. As a percentage of revenues, cost of products and services sold increased to 68% in fiscal 2009 compared to 65% for fiscal 2008. The percentage of revenues increase in the cost of products and services sold was primarily due to decreased sales of our higher margin products and the resulting larger share of total sales that were made up of lower margin products, coupled with the impact of fixed manufacturing overhead costs on a lower revenue base. These increases were partially offset by the favorable impact of ongoing cost reduction efforts and continued focus on raw material costs through supply chain management.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $6,337,000 or 30% to $27,151,000 during fiscal 2010 compared to $20,814,000 in fiscal 2009. As a percentage of revenues, selling, general and administrative expenses remained flat at 23% in both fiscal 2010 and 2009. The dollar increase in fiscal 2010 is primarily attributable to incremental expenses from the CIM and ServiWrap acquisitions, including acquisition costs of $434,000 and amortization of intangible assets of $1,170,000. Additionally, increased revenues and profitability in the current year compared to the prior year have led to increased sales commissions and other selling related expenses and increased incentive compensation expense. These increases were partially offset by our continued emphasis on controlling costs, including reduced travel and external consulting costs.

        During fiscal 2009, selling, general and administrative expenses decreased $1,887,000 or 8% to $20,814,000, compared to $22,701,000 in fiscal 2008. As a percentage of revenues, selling, general and administrative expenses increased to 23% in fiscal 2009 compared to 20% for fiscal 2008. The dollar decrease in fiscal 2009 related primarily to our continued emphasis on controlling costs, including reduced incentive compensation, travel and external consulting costs. Additionally, lower revenues in fiscal 2009 compared to the prior year led to decreased sales commissions and other selling related expenses.

        Bad debt expense, net of recoveries, increased $219,000 to $178,000 in fiscal 2010 compared to a net gain of $41,000 in fiscal 2009 that was due to recoveries of previously identified bad debt that exceeded additions to bad debt expense for the fiscal year. This gain of $41,000 in fiscal 2009 compared to bad debt expense of $53,000 in fiscal 2008. The increase in bad debt expense in fiscal 2010 is primarily due to financial difficulties for several of our customers as well as overall increased receivable balances due to higher sales. We continue to monitor these developments and maintain a strict adherence to our established credit policies as well as closely monitoring the accounts receivable function and taking a proactive approach to the collections process.

Loss on Impairment of Goodwill

        In fiscal 2009, based on the decrease in sales activity in the fiscal year and the completion of the fiscal 2010 budget, we determined that the carrying value of goodwill associated with our Northeast Quality Products ("NEQP") division may not be recoverable. Accordingly, we performed a goodwill impairment analysis. Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2009 and projections for future years based on the fiscal year 2010 budgeting process, the goodwill impairment analysis yielded results that did not support the current book value of the goodwill associated with this division. As a result, we concluded that the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $237,000 was recorded as of May 31, 2009. Goodwill related to NEQP, having a pre-impairment book value of $349,000, was written down to its fair value of $112,000 in accordance with generally accepted accounting principles. The NEQP division was sold on August 14, 2009, and the adjusted fair value of $112,000 was realized upon the sale.

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

Interest Expense

        Interest expense was $360,000 in fiscal 2010 compared to $17,000 and $40,000 in fiscal 2009 and 2008, respectively. The increase in interest expense in fiscal 2010 compared to the previous two fiscal years is a direct result of the $10 million term note and $3 million promissory notes related to the acquisition of CIM, and the $7 million term loan related to the acquisition of ServiWrap.

Other Income

        Other income decreased $406,000 to $52,000 in fiscal 2010 compared to $458,000 and $477,000 in fiscal 2009 and 2008, respectively. Other income primarily includes bank interest and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. The decrease in other income as compared to the prior year periods is primarily due to foreign exchange losses caused by the weakening of both the sterling and the euro. Additionally, we no longer receive rental income on previously owned real property sold in June 2009.

Income Taxes

        The effective tax rate for fiscal 2010 was 34.8% compared to 34.4% and 35.5% in fiscal 2009 and 2008, respectively. In all three years, we have received the benefit of the domestic production deduction and foreign rate differential. The increase in the effective tax rate in fiscal 2010 as compared to fiscal 2009 is primarily due to a less favorable foreign tax rate differential and research credit in fiscal 2010 as compared to the prior year. The effective tax rate of 34.4% for fiscal 2009 compares favorably to 2008 due to a more favorable effective state income tax rate in 2009.

Net Income

        Consolidated net income in fiscal 2010 increased $6,131,000 or 96% to $12,516,000 compared to $6,385,000 in fiscal 2009. Income from continuing operations increased $5,411,000 or 102% to $10,726,000 for the year ended August 31, 2010 compared to $5,315,000 in fiscal 2009. The increase in net income from continuing operations in the current year is a result of the revenue growth discussed previously. Income from discontinued operations increased $720,000 or 67% to $1,790,000 for the year ended August 31, 2010 compared to $1,070,000 in fiscal 2009. The increase in income from discontinued operations in the current year is primarily a result of the $429,000 gain on the sale of the Chase EMS business as well as the overall growth in sales in fiscal 2010.

        Consolidated net income in fiscal 2009 decreased $5,989,000 or 48% to $6,385,000 compared to $12,374,000 in fiscal 2008. Income from continuing operations decreased $5,746,000 or 52% to $5,315,000 for the year ended August 31, 2009 compared to $11,061,000 in fiscal 2008. The decrease in income from continuing operations in fiscal 2009 was a direct result of decreased revenue across all of our core product lines as discussed previously. Additionally, net income was negatively impacted in fiscal 2009 by the impairment of our West Bridgewater, MA real property and the impairment of goodwill from NEQP. Income from discontinued operations decreased $243,000 or 19% to $1,070,000 for the year ended August 31, 2009 compared to $1,313,000 in fiscal 2008. The decrease in income from discontinued operations in fiscal 2009 was primarily a result of decreased customer orders and projects in this business as many of our key customers were assessing their inventory levels and closely monitoring their own customers' demand during the economic downturn.

Liquidity and Sources of Capital

        Our overall cash balance increased $5,697,000 to $17,340,000 at August 31, 2010 from $11,643,000 at August 31, 2009. The increased cash balance at August 31, 2010 was a result of the June sale of our Electronic Manufacturing Services business as well as cash flows generated from operations during the year, offset by cash used for acquisitions. Our overall cash balance increased $7,726,000 to $11,643,000 at August 31, 2009 from $3,917,000 at August 31, 2008. The increased cash balance at August 31, 2009 was a result of cash flow generated from operations during the year as well as the sale of the West Bridgewater property.

        Cash flow provided by operations was $11,322,000 for the year ended August 31, 2010 compared to $16,907,000 in fiscal 2009 and $15,562,000 in fiscal 2008. Cash provided by operations during fiscal 2010 was primarily due to operating income and decreased accounts payable and accrued expense balances, offset by increased accounts receivable and inventory balances. Cash provided by operations during fiscal 2009 was primarily due to operating income and decreased accounts receivable and inventory balances, offset by reduced accounts payable balances. Cash provided by operations during fiscal 2008 was primarily due to operating income and increased accounts payable and accrued expenses, offset by purchases of raw materials.

        The ratio of current assets to current liabilities was 2.6 as of August 31, 2010 compared to 3.2 as of August 31, 2009. The decrease in our current ratio at August 31, 2010 was primarily attributable to the increase in the current portion of long-term debt that was used to finance the CIM and ServiWrap acquisitions along with increases in accounts payable and accrued expenses. This was partially offset by an increase in our cash balance as a result of the proceeds received from the sale of our Chase EMS business, as well as increases in accounts receivable and inventory due to increased demand and overall sales volume.

        Cash flow used in investing activities was $17,305,000 for the year ended August 31, 2010 compared to $5,234,000 in fiscal 2009 and $5,796,000 in fiscal 2008. During fiscal 2010, cash flow used in investing activities was primarily due to $25,592,000 payments for the acquisitions of CIM and ServiWrap, and $3,572,000 paid for purchases of machinery and equipment at our other manufacturing locations during fiscal 2010. This was partially offset by the $12,689,000 of net proceeds received from the sale of our discontinued operations. During fiscal 2009, cash flow used in investing activities was primarily due to $2,509,000 used to pay for the purchase of real property in Oxford, MA, $1,280,000 paid for purchases related to the build out of our manufacturing facility in Pittsburgh, PA, and purchases of machinery and equipment at our other manufacturing locations. During fiscal 2008, cash flow used in investing activities was primarily due to $1,490,000 paid for the assets acquired by Chase Protective Coatings Ltd., purchases related to the build out of our manufacturing facility in Pittsburgh of $934,000, contingent payments related to previous acquisitions of $1,041,000, and cash paid for purchases of machinery and equipment at our other manufacturing locations.

        Cash flow provided by financing activities was $11,664,000 for the year ended August 31, 2010 as compared to cash flow used in financing activities of $3,856,000 in fiscal 2009 and $7,909,000 in fiscal 2008. During fiscal 2010, cash flow provided by financing activities primarily resulted from a total of $17,000,000 million in term debt used to finance our acquisitions of CIM and ServiWrap. These were partially offset by payments made on the acquisition loans and our line of credit arrangement, as well as our annual dividend. During fiscal 2009, cash flow used in financing activities reflected the payment of the annual dividend and payments of statutory minimum taxes on restricted stock. During fiscal 2008, cash flow used in financing activities reflected the annual dividend payment and our ability to use excess cash generated from operating results to pay off existing long-term debt, including $4,033,000 to pay the total outstanding balances of the term notes used to finance our acquisitions of Concoat Holdings Limited (acquired in October 2005) and Capital Services of New York, Inc. (acquired in September 2006).

        On October 15, 2009, we announced a cash dividend of $0.20 per share (totaling $1,759,000) to shareholders of record on October 31, 2009 and paid on December 3, 2009.

        On October 14, 2010, we announced a cash dividend of $0.35 per share (totaling approximately $3,131,000), comprised of $0.30 related to earnings from continuing operations and $0.05 related to earnings from discontinued operations, to shareholders of record on October 31, 2010 and payable on December 3, 2010.

        We continue to have long-term unsecured credit available up to $10 million with Bank of America at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) plus 150 basis points. On June 8, 2010, we executed an amendment to this credit facility, extending its maturity to March 31, 2013. As part of this amendment, the interest rate was increased by 25 basis points, from its original rate of LIBOR plus 125 basis points. All other terms of the credit facility remain the same. As of August 31, 2010 and October 31, 2010, the entire amount of $10 million was available for use. We plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2011 and future periods.

        Under the terms of our credit facility, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. We were in compliance with our debt covenants as of August 31, 2010.

        We borrowed $10.0 million from Bank of America in September 2009 in order to fund our acquisition of CIM. This borrowing involved an unsecured, three year term note (the "Term Note") with interest and principal payments due monthly. Interest is calculated at the applicable LIBOR rate plus a margin of 175 basis points, with interest payments due on the last day of each month. At August 31, 2010, the applicable interest rate was 2.01% per annum and the outstanding principal amount was $8.0 million. In addition to monthly interest payments, we are repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012, when we will repay the remaining principal balance plus any interest then due. The Term Note is subject to the same debt covenants as our line of credit discussed above. Prepayment of the Term Note is allowed at any time during the term of the loan.

        As part of the CIM acquisition in September 2009, we also delivered $3,000,000 in non-negotiable promissory notes (the "Notes") payable to five CIM shareholders, who were the holders of all of the issued and outstanding shares of capital stock of CIM as of the acquisition date. The principal of the Notes will be paid in three consecutive annual installments of $1,000,000 each, with the initial payment due on September 4, 2010. Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment. At August 31, 2010, the applicable interest rate was 0.84% per annum. We paid the first installment on the Notes in September 2010.

        In December 2009, we borrowed $7.0 million from RBS Citizens in order to fund our acquisition of the ServiWrap product lines. This borrowing involved an unsecured, three year term note (the "Term Loan") with interest and principal payments due monthly. Interest is calculated at the applicable LIBOR rate plus a margin of 190 basis points, with interest payments due on the last day of each month. In addition to monthly interest payments, we are repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, when we will repay the remaining principal balance plus any interest then due. The Term Loan is subject to the same debt covenants as our line of credit discussed above. Prepayment of the Term Loan is allowed at any time. At August 31, 2010, the applicable interest rate was 2.18% per annum, and the outstanding principal amount was approximately $6.1 million.

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

        We may consider the acquisition of companies or other assets this year or in future periods which are complementary to our business. We believe that our existing resources, including cash on hand and our line of credit, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months. However, there can be no assurances that additional financing will be available on favorable terms, if at all.

        To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

        We have no significant off balance sheet arrangements.

Contractual Obligations

        The following table summarizes our contractual cash obligations at August 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years
	(Dollars in thousands)
Long-term debt	$17,067	$4,400	$12,667	$—	$—
Operating leases	4,837	606	1,025	856	2,350
Purchase Obligations	2,157	2,157	—	—	—

Total(1)	$24,061	$7,163	$13,692	$856	$2,350

(1)
We may be required to make payments related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $887,000 as of August 31, 2010 have been excluded from the contractual obligations table above. See Note 7 "Income Taxes" to the Consolidated Financial Statements for further information.

Recently Issued Accounting Standards

        In June 2009, the Financial Accounting Standards Board's (FASB) approved the "FASB Accounting Standards Codification" ("ASC" or the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification became effective for us in the quarter ending November 30, 2009 and the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued new guidance under ASC Topic 805, "Business Combinations" ("ASC 805"). The new guidance under ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expenses acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted the new guidance under ASC 805 as of September 1, 2009, and our recent acquisitions of CIM and ServiWrap were both accounted for under this standard.

        In June 2008, the FASB issued guidance within ASC Topic 260, "Earnings Per Share" ("ASC 260"), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. We adopted the provisions of this standard on September 1, 2009 and the disclosures required by ASC 260 have been made in Note 19 to the Consolidated Financial Statements included in this Report.

        In December 2008, the FASB issued ASC Topic 715, "Compensation—Retirement Benefits" ("ASC 715"). ASC 715 provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. The guidance requires more detailed disclosures about the assets of a defined benefit pension or other post-retirement plan and is effective for fiscal years ending after December 15, 2009. Since the guidance only requires enhanced disclosures, the adoption of ASC 715 did not have an impact on our consolidated financial position and results of operations. See Note 9 to the Consolidated Financial Statements included in this Report for more information on the additional disclosures required for our adoption of ASC 715.

        In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). The updated standard requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. We adopted all of the provisions of ASU 2010-06 effective March 1, 2010 and the adoption did not have any effect on our consolidated financial position, results of operations or cash flows.

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

Business Combinations

        We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

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

Contingent Income Tax Liabilities

        We are subject to routine income tax audits that occur periodically in the normal course of business. Our contingent income tax liabilities are estimated based on the methodology prescribed in the guidance for accounting for uncertain tax positions, which we adopted as of the beginning of fiscal 2008. The guidance prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements and are influenced by our historical audit experiences with various state and federal taxing authorities as well as by current income tax trends. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. See Note 7 to the Consolidated Financial Statements included in this Report for more information on our accounting for uncertain tax positions.

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

Stock Based Compensation

        We measure compensation cost for share-based compensation at fair value, including estimated forfeitures, and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the award's expected life and future stock price volatility of the underlying equity security. In determining the amount of expense to be recorded, we are also required to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. We estimate the forfeiture rate based on historical experience. If actual forfeitures differ significantly from our estimates, additional adjustments to compensation expense may be required in future periods.

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

        We account for our pension plan following the requirements of ASC Topic 715, "Compensation—Retirement Benefits" ("ASC 715"). ASC 715 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance.

Impact of Inflation

        Inflation has not had a significant long-term impact on our earnings. In the event of significant inflation, our efforts to recover cost increases would be hampered as a result of the competitive nature of the industries in which we operate.

Forward-Looking Information

        From time to time, we may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, acquisition or consolidation strategies, anticipated sources of capital, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934, as amended) may contain forward-looking statements reflecting our current views concerning potential or anticipated future events or developments, including our strategic goals for future fiscal periods. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of our business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on our business and results of operations; technological developments; performance issues with suppliers and subcontractors; our ability to renew existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; rapid technology changes and the highly competitive environment in which we operate. These risks and uncertainties also include those risks outlined under Item 1A (Risk Factors) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We limit the amount of credit exposure to any one issuer. At August 31, 2010, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

        Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers. As of August 31, 2010, we had cash balances in the United Kingdom for our UK operations denominated primarily in pounds sterling and equal to US $4,884,000 and cash balances in France for our HumiSeal Europe SARL division denominated primarily in euros and equal to US $414,000. We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

        We incurred a foreign currency translation loss for the year ended August 31, 2010 in the amount of $1,049,000 related to our European operations which is recorded in other comprehensive income (loss) within our Statement of Stockholders' Equity. We do not have or utilize any derivative financial instruments.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Chase Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in "Management's Report on Internal Control over Financial Reporting," management has excluded C.I.M. Industries, Inc. and the ServiWrap product lines from its assessment of internal control over financial reporting as of August 31, 2010, because they were acquired by the Company in purchase business combinations during the fiscal year ended August 31, 2010. Total assets and revenues excluded represents 9% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2010. Our audit of internal control over financial reporting of Chase Corporation also excluded an evaluation of the internal control over financial reporting of C.I.M Industries, Inc. and the ServiWrap product lines.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP (signed)
Boston, MA
November 15, 2010

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,
	2010	2009
ASSETS
Current Assets:
Cash & cash equivalents	$17,340	$11,643
Accounts receivable, less allowance for doubtful accounts of $347 and $350	18,655	14,536
Inventories	14,678	13,941
Prepaid expenses and other current assets	2,465	607
Deferred income taxes	258	471

Total current assets	53,396	41,198
Property, plant and equipment, net	27,414	23,219
Other Assets
Goodwill	17,437	14,606
Intangible assets, less accumulated amortization of $7,777 and $4,869	17,942	4,497
Cash surrender value of life insurance	6,203	5,684
Restricted investments	611	573
Deferred income taxes	120	1,264
Other assets	78	25

	$123,201	$91,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,627	$6,319
Accrued payroll and other compensation	3,546	2,863
Accrued expenses	3,514	2,555
Accrued income taxes	2,849	1,346
Current portion of long-term debt	4,400	—

Total current liabilities	20,936	13,083
Long-term debt, less current portion	12,667	—
Deferred compensation	1,520	1,525
Accumulated pension obligation	6,022	5,690
Other liabilities (Notes 8 and 16)	525	555

Commitments and Contingencies (Notes 6, 8 and 20)
Stockholders' Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued Common stock, $.10 par value: Authorized 20,000,000 shares; 8,780,988 shares at August 31, 2010 and 8,714,431 shares at August 31, 2009 issued and outstanding	878	871
Additional paid-in capital	9,210	7,489
Accumulated other comprehensive loss	(4,730)	(3,563)
Retained earnings	76,173	65,416

Total stockholders' equity	81,531	70,213

Total liabilities and stockholders' equity	$123,201	$91,066

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2010	2009	2008
Revenues
Sales	$117,079	$90,159	$111,402
Royalties and commissions	1,664	1,077	1,775

	118,743	91,236	113,177

Costs and Expenses
Cost of products and services sold	74,828	62,261	73,768
Selling, general and administrative expenses	27,151	20,814	22,701
Loss on impairment of fixed assets	—	262	—
Loss on impairment of goodwill	—	237	—

Operating income	16,764	7,662	16,708
Interest expense	(360)	(17)	(40)
Other income	52	458	477

Income from continuing operations before income taxes	16,456	8,103	17,145
Income taxes	5,730	2,788	6,084

Income from continuing operations, net of taxes	10,726	5,315	11,061
Income from discontinued operations, net of taxes of $900, $648 and $826, respectively	1,361	1,070	1,313
Gain on sale of discontinued operations, net of taxes of $283	429	—	—

Net income	$12,516	$6,385	$12,374

Net income available to common shareholders, per common and common equivalent share
Basic
Continuing operations	$1.19	$0.62	$1.32
Discontinued operations	0.20	0.12	0.16

Net income per common and common equivalent share	$1.39	$0.74	$1.48
Diluted
Continuing operations	$1.18	$0.60	$1.27
Discontinued operations	0.20	0.12	0.15

Net income per common and common equivalent share	$1.38	$0.72	$1.42
Weighted average shares outstanding
Basic	8,730,928	8,408,614	8,248,296
Diluted	8,814,635	8,693,695	8,619,243

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands, except share and per share amounts

	Common Stock			Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at August 31, 2007	8,219,350	$822	$2,680	$584	$52,126	$56,212
Adoption of accounting for uncertain tax positions					(230)	(230)
Restricted stock grants	53,227	5	(5)			—
Amortization of restricted stock grants			341			341
Stock grants	400		8			8
Exercise of stock options	41,500	4	220			224
Common stock received for payment of stock option exercises	(1,091)	—	(21)			(21)
Excess tax benefit (expense) from stock based compensation			815			815
Common stock issuance pursuant to fully vested restricted stock units	130,603	13	1,062			1,075
Common stock retained to pay statutory minimum withholding taxes on common stock	(47,827)	(5)	(823)			(828)
Cash dividend paid , $0.25 per share					(2,068)	(2,068)
Change in funded status of pension plan, net of tax of $171				(269)		(269)	$(269)
Foreign currency translation adjustment				(1,357)		(1,357)	(1,357)
Net unrealized loss on restricted investments, net of tax of $57				(90)		(90)	(90)
Net income					12,374	12,374	12,374

Comprehensive income						—	$10,658

Balance at August 31, 2008	8,396,162	$839	$4,277	$(1,132)	$62,202	$66,186
Adoption of accounting for split dollar life insurance arrangements (Note 16)					(185)	(185)
Reclass of previously accrued stock based compensation related to restricted stock and stock options from accrued liabilities to equity			443			443
Restricted stock grants	145,210	15	(15)			—
Amortization of restricted stock grants			1,133			1,133
Amortization of stock option grants			249			249
Exercise of stock options	3,000	—	16			16
Excess tax benefit (expense) from stock based compensation			265			265
Common stock issuance pursuant to fully vested restricted stock units	273,327	27	2,262			2,289
Common stock retained to pay statutory minimum withholding taxes on common stock	(103,268)	(10)	(1,141)			(1,151)
Cash dividend paid, $0.35 per share					(2,986)	(2,986)
Change in funded status of pension plan, net of tax of $920				(1,506)		(1,506)	$(1,506)
Foreign currency translation adjustment				(948)		(948)	(948)
Net unrealized loss on restricted investments, net of tax of $14				23		23	23
Net income					6,385	6,385	6,385

Comprehensive income						—	$3,954

Balance at August 31, 2009	8,714,431	$871	$7,489	$(3,563)	$65,416	$70,213
Restricted stock grants, net of forfeitures	61,224	6	(6)			—
Amortization of restricted stock grants			1,646			1,646
Amortization of stock option grants			529			529
Exercise of stock options	45,000	5	240			245
Excess tax benefit (expense) from stock based compensation			(196)			(196)
Common stock issuance pursuant to fully vested restricted stock units	14,200	1	196			197
Common stock retained to pay statutory minimum withholding taxes on common stock	(53,867)	(5)	(688)			(693)
Cash dividend paid, $0.20 per share					(1,759)	(1,759)
Change in funded status of pension plan, net of tax of $80				(127)		(127)	(127)
Foreign currency translation adjustment				(1,049)		(1,049)	(1,049)
Net unrealized gain on restricted investments, net of tax of $6				9		9	9
Net income					12,516	12,516	12,516

Comprehensive Income							$11,349

Balance at August 31, 2010	8,780,988	$878	$9,210	$(4,730)	$76,173	$81,531

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Dollars in thousands

	Years Ended August 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,516	$6,385	$12,374
Adjustments to reconcile net income to net cash provided by operating activities
Loss (gain) on sale of assets	(10)	1	4
Loss on impairment of fixed assets	—	262	—
Loss on impairment of goodwill	—	237	—
Gain on sale of discontinued operations	(712)	—	—
Depreciation	3,084	2,739	2,668
Amortization	3,039	921	1,145
Provision for losses on accounts receivable	178	(41)	53
Stock based compensation	2,220	2,210	2,078
Realized loss (gain) on restricted investments	(7)	211	(41)
Excess tax (benefit) expense from stock based compensation	196	(265)	(815)
Deferred taxes	(655)	(853)	(345)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(5,455)	4,201	(1,445)
Inventories	(4,563)	2,334	(1,075)
Prepaid expenses & other assets	(1,862)	143	(28)
Accounts payable	1,765	(1,534)	192
Accrued expenses	1,825	(561)	1,661
Accrued income taxes	(228)	809	555
Deferred compensation	(9)	(292)	(1,419)

Net cash provided by operating activities	11,322	16,907	15,562

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,572)	(5,641)	(3,063)
Contingent purchase price for acquisition	(295)	(327)	(1,041)
Payments for acquisitions, net of cash acquired	(25,592)	(335)	(1,490)
Net proceeds from sale of fixed assets	—	1,378	17
Proceeds from sale of NEQP business	—	185	—
Net proceeds from sale of discontinued operations	12,689	—	—
Withdrawals from restricted investments, net of contributions	(16)	78	255
Distributions from cost based investment	—	1	48
Payments for cash surrender value life insurance, including valuation (increase)/decrease	(519)	(573)	(522)

Net cash used in investing activities	(17,305)	(5,234)	(5,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	31,894	13,284	25,040
Payments of principal on debt	(17,827)	(13,284)	(31,072)
Dividend paid	(1,759)	(2,986)	(2,068)
Proceeds from exercise of common stock options	245	16	203
Payments of statutory minimum taxes on stock options and restricted stock	(693)	(1,151)	(827)
Excess tax benefit (expense) from stock based compensation	(196)	265	815

Net cash used in financing activities	11,664	(3,856)	(7,909)

INCREASE IN CASH	5,681	7,817	1,857
Effect of foreign exchange rates on cash	16	(91)	(384)
CASH, BEGINNING OF PERIOD	11,643	3,917	2,444

CASH, END OF PERIOD	$17,340	$11,643	$3,917

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

  (iv)
  fluid applied coating and lining systems for use in the water and wastewater industry;

  (v)
  moisture protective coatings, which are sold to the electronics industry including circuitry used in automobiles and home appliances;

  (vi)
  laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

  (vii)
  flexible composites and laminates for the wire & cable, aerospace, packaging and industrial laminate markets; and

  (viii)
  expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

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

        On June 30, 2010, the Company completed the sale of its Electronic Manufacturing Services business for $13,000 (subject to certain working capital adjustments), pursuant to an Asset Purchase Agreement dated June 28, 2010. The Company has reflected the results of this business as discontinued operations in the consolidated statement of operations for all periods presented. See Note 15 for additional information on the sale of this business.

        Certain amounts reported in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

        The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than the cash dividend announced on October 14, 2010 of $0.35 per share to shareholders of record on October 31, 2010 payable on December 3, 2010, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of demand deposits accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less from date of purchase to be cash equivalents. As of August 31, 2010, the Company had cash balances in the United Kingdom for its UK operations denominated primarily in pounds sterling and equal to US $4,884 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to US $414.

Accounts Receivable

        The Company evaluates the collectability of accounts receivable balances based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to it, a specific allowance against amounts due to the Company is recorded, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and its historical experience. Receivables are written off against these reserves in the period they are determined to be uncollectible.

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

Goodwill

        The Company accounts for goodwill in accordance with ASC Topic 350, "Intangibles—Goodwill and Other." The Company evaluates the possible impairment of goodwill annually each fourth quarter, and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. The Company evaluates the potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, the Company measures the amount of such impairment by comparing the implied fair value of the goodwill to its carrying value.

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

Restricted Investments and Deferred Compensation

        The Company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's restricted investments and corresponding deferred compensation liability under the plan were $611 and $573 at August 31, 2010 and 2009, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders' equity.

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

Research and Product Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $1,748, $1,632 and $1,698 for the years ended August 31, 2010, 2009 and 2008, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Pension Plan

        The Company accounts for its pension plan following the requirements of ASC Topic 715, "Compensation—Retirement Benefits" ("ASC 715"). ASC 715 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance.

Stock Based Compensation

        In accordance with the accounting for stock based compensation guidance, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. This includes restricted stock, restricted stock units and stock options. The guidance allows for the continued use of the simplified method, as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis for estimating expected term. The Company uses the short cut method to calculate the historical windfall tax pool.

        Stock-based compensation expense recognized in fiscal years 2010, 2009 and 2008 was $2,220, $2,210 and $2,078 respectively.

        The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2009 and 2008. There were no options granted during the fiscal year ended August 31, 2010.

	2009	2008
Expected Dividend yield	2.0%	2.0%
Expected life	6.5 years	7.5 years
Expected volatility	34.0%	28.0%
Risk-free interest rate	3.4%	3.9%

        Expected volatility is determined by looking at a combination of historical volatility over the past seven years as well as implied volatility going forward.

Translation of Foreign Currency

        The financial position and results of operations of the Company's HumiSeal Europe Ltd and Chase Protective Coatings Ltd divisions are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company's HumiSeal Europe SARL division in France are measured using euros as the functional currency. Revenues and expenses of these divisions have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rates. Translation gains and losses are being recorded as a separate component of shareholders' equity. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the consolidated statements of operations.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The Company estimates contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, "Income Taxes." See Note 7 for more information on the Company's income taxes.

Net Income Per Share

        In June 2008, the FASB issued authoritative guidance within ASC Topic 260, "Earnings Per Share" ("ASC 260"), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the new provisions. The Company adopted the provisions of this standard on September 1, 2009, and the presentation of earnings per share for previously reported periods has been adjusted to reflect the retrospective adoption of this standard. See Note 19 for more information on the additional disclosures required for the Company's adoption of ASC 260.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, unrealized gains and losses on marketable securities and adjustments related to the change in the funded status of the pension plan.

Segments

        The Segment Reporting topic of the FASB codification establishes standards for reporting information about operating segments. As further detailed in Note 15, the Electronic Manufacturing Services business was sold in June 2010 and the financial results of this previously reported segment are now classified as discontinued operations. Accordingly, the Company now has one reportable segment. The Company currently views its operations and manages its business as one operating segment. The aggregation criteria used as part of the assessment of the operating segments includes the following characteristics: key products and services, nature of the manufacturing processes, methods used for product distribution, customer market or industry, and consistency in long-term gross margins.

        The Specialized Manufacturing segment consists of specialty tapes, laminates, sealants and coatings, and products include insulating and conducting materials for wire and cable manufacturers, coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline applications, moisture protective coatings for electronics and printing services, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Recently Issued Accounting Standards

        In June 2009, the Financial Accounting Standards Board's (FASB) approved the "FASB Accounting Standards Codification" ("ASC" or the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification became effective for the Company in the quarter ending November 30, 2009 and the adoption did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued new guidance under ASC Topic 805, "Business Combinations" ("ASC 805"). The new guidance under ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; expenses acquisition related costs as incurred; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the new guidance under ASC 805 as of September 1, 2009, and its recent acquisitions of CIM Industries, Inc. and the ServiWrap product lines were both accounted for under this standard.

        In June 2008, the FASB issued guidance within ASC Topic 260, "Earnings Per Share" ("ASC 260"), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. The Company adopted the provisions of this standard on September 1, 2009, and the presentation of earnings per share for previously reported periods has been adjusted to reflect the retrospective adoption of this standard. See Note 19 for more information on the additional disclosures required for the Company's adoption of ASC 260.

        In December 2008, the FASB issued ASC Topic 715, "Compensation—Retirement Benefits" ("ASC 715"). ASC 715 provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. The required disclosures include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this additional guidance must be provided for fiscal years ending after December 15, 2009. See Note 9 for more information on the additional disclosures required for the Company's adoption of ASC 715.

        In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). The updated standard requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. The Company adopted the provisions of ASU 2010-06 effective March 1, 2010 and the adoption did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

Note 2—Inventories

        Inventories consist of the following as of August 31, 2010 and 2009:

	2010	2009
Raw materials	$8,497	$7,973
Finished and in process	6,181	5,968

Total Inventories	$14,678	$13,941

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 3—Property, Plant and Equipment

        Property, plant and equipment consist of the following as of August 31, 2010 and 2009:

	2010	2009
Property, Plant and Equipment
Land and improvements	$4,295	$2,898
Buildings	11,405	8,815
Machinery and equipment	30,270	30,950
Leasehold improvements	1,976	1,779
Construction in progress	4,993	4,957

	52,939	49,399
Accumulated depreciation	(25,525)	(26,180)

Property, plant and equipment, net	$27,414	$23,219

        The majority of construction in progress relates to the following on-going projects: (1) renovation of the facility (land and building) in Oxford, MA, purchased in December 2008, to provide capacity for inventory storage needs and future growth, and (2) the continued renovation of the facility in O'Hara Township, PA in order to increase production capacity and improve efficiencies for existing product lines as well as provide space to integrate future acquisitions.

Note 4—Goodwill and Intangible Assets

        The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Specialized Manufacturing	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2008	$9,132	$5,999	$15,131
Acquisition of Capital Services—working capital adjustment	32	—	32
Acquisition of Paper Tyger—additional earnout	65	—	65
Acquisition of Metronelec assets—additional earnout	112	—	112
Acquisition of E-poxy Engineered Materials—additional earnout	150	—	150
Loss on impairment of NEQP	(237)	—	(237)
Sale of NEQP business—remaining goodwill	(112)	—	(112)
FX translation adjustment	(535)	—	(535)

Balance at August 31, 2009	$8,607	$5,999	$14,606
Acquisition of C.I.M. Industries Inc.	8,573	—	8,573
Acquisition of ServiWrap product lines	258	—	258
Acquisition of Paper Tyger—additional earnout	44	—	44
Acquisition of Metronelec assets—additional earnout	116	—	116
Acquisition of Capital Services—additional earnout	135	—	135
Sale of Electronic Manufacturing Services business	—	(5,999)	(5,999)
FX translation adjustment	(296)	—	(296)

Balance at August 31, 2010	$17,437	$—	$17,437

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        In June 2010, the goodwill related to Electronic Manufacturing Services was eliminated from the Company's consolidated balance sheet as part of the accounting for the sale of that business.

        The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

        In the quarter ended May 31, 2009, based on the decrease in sales activity in the fiscal year and the completion of the fiscal 2010 budget, management determined that the carrying value of goodwill associated with the Company's Northeast Quality Products (NEQP) division may not be recoverable. Accordingly, the Company performed a goodwill impairment analysis. Based on the present value of future cash flows utilizing projected results for the balance of fiscal year 2009 and projections for future years based on the fiscal 2010 budgeting process, the goodwill impairment analysis yielded results that did not support the current book value of the goodwill associated with this division. As a result, the Company concluded the carrying amount of goodwill for the NEQP division was not fully recoverable and an impairment charge of $237 was recorded as of May 31, 2009. Goodwill related to NEQP, having a pre-impairment book value of $349, was written down to its fair value of $112 in accordance with generally accepted accounting principles. The NEQP division was sold on August 14, 2009, and the adjusted fair value of $112 was realized upon the sale.

        As of August 31, 2010, the Company had a total goodwill balance of $17,437 related to its acquisitions, of which $1,922 remains deductible for income taxes.

        Intangible assets subject to amortization consist of the following as of August 31, 2010 and 2009:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2010
Patents and agreements	12.7 years	$2,237	$2,118	$119
Formulas	9.8 years	3,530	914	2,616
Trade names	4.7 years	1,348	445	903
Customer lists and relationships	10.4 years	18,604	4,300	14,304

		$25,719	$7,777	$17,942

August 31, 2009
Patents and agreements	12.6 years	$2,258	$2,059	$199
Formulas	9.3 years	1,191	552	639
Trade names	3.8 years	277	255	22
Customer lists and relationships	10.4 years	5,640	2,003	3,637

		$9,366	$4,869	$4,497

        Aggregate amortization expense related to intangible assets for the years ended August 31, 2010, 2009 and 2008 was $3,039, $921 and $1,145, respectively. As of August 31, 2010 estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2011	$2,393
2012	2,373
2013	2,256
2014	2,199
2015	2,001

$11,222

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

        The Company recognized cash surrender value of life insurance policies, net of loans of $5 at August 31, 2010 and 2009, secured by the policies, with the following carriers as of August 31, 2010 and 2009:

	2010	2009
John Hancock	$3,465	$3,053
Manufacturers' Life Insurance Company	926	872
Metropolitan Life Insurance	1,732	1,679
Other life insurance carriers	80	80

	$6,203	$5,684

        Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds.

Note 6—Long-Term Debt and Notes Payable

        Long-term debt consists of the following at August 31, 2010 and 2009:

	2010	2009
Term note payable to bank in 36 monthly payments of $167 through August 31, 2012 with interest payable monthly at LIBOR rate plus 175 basis points (effective interest rate of 2.01% at August 31, 2010). On August 31, 2012, Chase will repay the remaining principal balance plus any interest then due	$8,000	$—
Promissory notes payable to five CIM shareholders in 3 consecutive annual installments of $1,000 each, with the initial payment due on September 4, 2010. Interest on the unpaid principal balance of the promissory notes accrues at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment (effective interest rate of 0.84% at August 31, 2010)	3,000	—
Term note payable to bank in 36 monthly payments of $117 through December 15, 2012 with interest payable monthly at LIBOR rate plus 190 basis points (effective interest rate of 2.18% at August 31, 2010). On December 15, 2012, Chase will repay the remaining principal balance plus any interest then due	6,067	—

	17,067	—
Less portion payable within one year classified as current	(4,400)	—

Long-term debt, less current portion	$12,667	$—

        The Company has a long-term unsecured revolving credit facility available up to a maximum amount of $10 million at the bank's base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 150 basis points. As of August 31, 2010 and 2009, the entire amount of $10 million was available for use. Any future outstanding balance on this long-term unsecured credit facility will be included in scheduled principal payments at its maturity. On June 8, 2010, the Company executed an amendment to this credit facility, extending the maturity to March 31, 2013. As part of this amendment, the interest rate was increased by 25 basis points, from its original rate of LIBOR plus 125 basis points. All other terms of the credit facility remain the same.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Under the terms of the Company's credit facility agreement, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2010 and 2009.

Note 7—Income Taxes

        The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The provision (benefit) for income taxes on continuing operations is as follows:

	Year Ended August 31,
	2010	2009	2008
Current:
Federal	$6,033	$1,552	$4,730
State	823	(81)	747
Foreign	953	927	977

Total current income tax provision	7,809	2,398	6,454

Deferred:
Federal	(1,692)	495	(131)
State	(238)	106	20
Foreign	(149)	(211)	(259)

Total deferred income tax provision (benefit)	(2,079)	390	(370)

Total income tax provision	$5,730	$2,788	$6,084

        The Company's combined federal, state and foreign effective tax rates on income from continuing operations for fiscal 2010, 2009 and 2008, net of offsets generated by federal, state and foreign tax benefits, were approximately 34.8%, 34.4% and 35.5%, respectively. The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate for the years ended August 31, 2010, 2009 and 2008:

	Year Ended August 31,
	2010	2009	2008
Federal statutory rates	35.0%	35.0%	35.0%

Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	2.2%	2.0%	2.6%
Domestic production deduction	(1.6)%	(0.9)%	(1.4)%
Foreign tax rate differential	(1.2)%	(1.7)%	(1.0)%
Adjustment to tax reserve	0.9%	(0.1)%	0.7%
Change in foreign tax rate	—	—	(0.5)%
Research credit generated	(0.1)%	(0.7)%	(0.1)%
Other	(0.4)%	0.8%	0.2%

Effective income tax rate	34.8%	34.4%	35.5%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effect of temporary differences on the Company's income tax provision on income from continuing operations:

	Year Ended August 31,
	2010	2009	2008
Current income tax provision	$7,809	$2,398	$6,454

Deferred provision (benefit):
Allowance for doubtful accounts	27	35	59
Inventories	(20)	28	50
Pension expense	(66)	33	(9)
Deferred compensation	(4)	78	177
Accruals	103	34	(13)
Warranty reserve	18	68	(12)
Depreciation and amortization	(1,930)	(546)	102
Restricted stock grant	(83)	32	(371)
Capital loss carryforwards	—	651	—
Unrepatriated earnings	1,070	902	1,629
Foreign taxes net of unrepatriated earnings	(1,045)	(742)	(1,683)
Foreign amortization	(149)	(131)	(167)
Other accrued expenses	—	(52)	(132)

Total deferred income tax provision (benefit)	(2,079)	390	(370)

Total income tax provision	$5,730	$2,788	$6,084

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2010	2009
Current:
Deferred tax assets:
Allowance for doubtful accounts	$103	$120
Inventories	187	294
Accruals	1	92
Warranty reserve	19	37

Current deferred tax assets	310	543

Deferred tax liabilities:
Prepaid liabilities	(52)	(72)

Current deferred tax liabilities	(52)	(72)

Current deferred tax assets, net	258	471

Noncurrent:
Deferred tax assets:
Pension accrual	2,304	2,159
Deferred compensation	639	635
Unrealized gain/loss on restricted investments	38	43
Restricted stock grants	636	782
Non qualified stock options	16	16
Foreign tax credits	4,313	3,268
Foreign other	164	173

Noncurrent deferred tax assets	8,110	7,076

Deferred tax liabilities:
Unrepatriated earnings	(3,883)	(2,905)
Foreign intangibles	(587)	(776)
Depreciation and amortization	(3,520)	(2,131)

Noncurrent deferred tax liabilities	(7,990)	(5,812)

Noncurrent deferred tax assets, net	120	1,264

Net deferred tax assets	$378	$1,735

        The Company entered into a sales-leaseback transaction with certain appreciated property located in Evanston, Illinois, triggering a capital gain for tax purposes in fiscal 2009. All of the capital loss carryovers generated in prior years were utilized as a result of this transaction.

        Effective September 1, 2007, the Company adopted the guidance for accounting for uncertain tax positions. This guidance clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        A summary of the Company's adjustments to its uncertain tax positions in fiscal years ended August 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Balance, at beginning of the year	$747	$752	$639
Increase for tax positions related to the current year	100	91	73
Increase / (decrease) for tax positions related to prior years	40	(96)	40

Balance, at end of year	$887	$747	$752

        The unrecognized tax benefits mentioned above include an aggregate of $360 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Total interest and penalty charges of approximately $40 were recorded to income during the current fiscal year. The Company anticipates that its reserve for uncertain tax positions may be reduced over the next twelve month period, to the extent it settles any potential disputed items with the appropriate taxing authorities. However, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

        The Company is subject to U.S. federal income tax as well as to income tax of multiple state and foreign tax jurisdictions. The statute of limitations for all material federal, state, and local tax filings remains open for fiscal years subsequent to 2006. All fiscal years in foreign jurisdictions currently remain open, as the company's international operations did not commence until fiscal 2006.

Note 8—Operating Leases

        The following is a schedule for the next five years of future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2010:

Year ending August 31,	Future Minimum Lease Payments
2011	$606
2012	533
2013	492
2014	468
2015	388
2016 and thereafter	2,350

Total future minimum lease payments	$4,837

        Total rental expense for all operating leases amounted to $950, $889 and $943 for the years ended August 31, 2010, 2009 and 2008, respectively.

        In June 2009, the Company entered into a sale leaseback transaction pursuant to the sale of its real property (land and building) located in Evanston, IL. As part of this transaction, the Company agreed to provide financing to the purchaser, whereby the interest due on the financing is equal to the rental payments over the life of the lease. The Company received a $400 deposit at the closing, and an additional payment of $25 was received in December 2009. The remainder of the $4,250 sales price will be due at various dates over the term of the 49 month lease, of which $3,400 is due at the end of the lease term in July 2013. Accordingly, future rental payments on this property are not included in the schedule above. The Company is deferring the gain on this transaction until the end of the lease term and has recorded the $425 payments received to date as a non current liability as of August 31, 2010.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 9—Benefits and Pension Plans

401(k) Plan

        The Company has a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 100% of the first percent of salary contributed and 50% thereafter, up to an amount equal to three and one half percent of such employee's annual salary. The Company's contribution expense was $330, $304 and $264 for the years ended August 31, 2010, 2009 and 2008, respectively.

Non-Qualified Deferred Savings Plan

        The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $611 and $573 at August 31, 2010 and 2009, respectively.

Pension Plans

        The Company has non-contributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan ("Pension Plan") and an unfunded supplemental plan designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The Pension Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2010.

        Effective December 1, 2008, a soft freeze in the Pension Plan was adopted whereby no new employees hired will be admitted to the Pension Plan, with the exception of the International Association of Machinists and Aerospace Workers Union. All participants admitted to the plans prior to the December 1, 2008 freeze will continue to accrue benefits as detailed in the plan agreements.

        The following tables reflect the status of the Company's pension plans for the years ended August 31, 2010, 2009 and 2008:

	Year Ended August 31,
	2010	2009	2008
Change in benefit obligation
Projected benefit obligation at beginning of year	$11,185	$8,800	$8,172
Service cost	494	432	416
Interest cost	490	547	512
Amendments	—	—	85
Actuarial (gain) loss	549	1,434	(323)
Settlements	—	—	—
Benefits paid	(674)	(28)	(62)

Projected benefit obligation at end of year	$12,044	$11,185	$8,800

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

	Year Ended August 31,
	2010	2009	2008
Change in plan assets
Fair value of plan assets at beginning of year	$5,495	$5,449	$4,900
Actual return on plan assets	451	(706)	(389)
Employer contribution	750	780	1,000
Settlements	—	—	—
Benefits paid	(674)	(28)	(62)

Fair value of plan assets at end of year	$6,022	$5,495	$5,449

Funded status at end of year	$(6,022)	$(5,690)	$(3,351)
Amounts recognized in consolidated balance sheets
Non-current assets	$—	$—	$—
Current liabilities	—	—	—
Non-current liabilities	(6,022)	(5,690)	(3,351)

Net amount recognized in Consolidated Balance Sheets	$(6,022)	$(5,690)	$(3,351)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$10,355	$9,646	$7,603
Projected benefit obligations	$12,044	$11,185	$8,800
Plan assets at fair value	$6,022	$5,495	$5,449
Amounts recognized in accumulated other comprehensive Income
Prior service cost	$230	$315	$407
Net actuarial loss	4,469	4,177	1,659

Adjustment to pre-tax accumulated other comprehensive income	$4,699	$4,492	$2,066

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) or loss	$505	$2,572	$484
Amortization of loss	(212)	(54)	(41)
Prior service cost	—	—	85
Amortization of prior service cost	(86)	(92)	(88)

Total recognized in other comprehensive income	207	2,426	440
Net periodic pension cost	875	693	639

Total recognized in net periodic pension cost and other comprehensive income	$1,082	$3,119	$1,079

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$74	$86	$92
Net actuarial loss or (gain)	239	212	54

        Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Components of net periodic pension cost for the fiscal years ended August 31, 2010, 2009, and 2008 included the following:

	Year Ended August 31,
	2010	2009	2008
Components of net periodic benefit cost
Service cost	$494	$432	$416
Interest cost	490	547	512
Expected return on plan assets	(407)	(432)	(418)
Amortization of prior service cost	86	92	88
Amortization of accumulated (gain)/loss	212	54	41
Settlement (gain)/loss	—	—	—

Net periodic benefit cost	$875	$693	$639

        Weighted-average assumptions used to determine benefit obligations as of August 31, 2010 and 2009 are as follows:

	2010	2009
Discount rate
Qualified plan	4.45%	5.29%
Supplemental plan	2.51%	3.38%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Discount rate
Qualified plan	5.29%	6.66%	6.25%
Supplemental plan	3.38%	5.72%	6.25%
Expected long-term return on plan assets
Qualified plan	8.00%	8.00%	8.50%
Supplemental plan	0.00%	0.00%	0.00%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%

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

        The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company's primary pension obligation, of approximately $60 for the qualified plan and $1 for the supplemental plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company's targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $51 for the qualified plan. No rate of return is

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

assumed for the nonqualified plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

Plan Assets

        The investment policy for the Pension Plan for Employees of Chase Corporation is based on ERISA standards for prudent investing. The fundamental goal underlying the investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. The primary investment objectives include providing a total return which will promote the goal of benefit security by attaining an appropriate ratio of plan assets to plan obligations, to provide for real asset growth while also tracking plan obligations, to diversify investments across and within asset classes, to reduce the impact of losses in single investments, and to follow investment practices that comply with applicable laws and regulations.

        The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to the plans' obligations. This includes investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.

        The Pension Plan assets are invested in a diversified mix of United States equity and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company's expected return for the Pension Plan is 8.0%. To determine the expected long-term rate of return on the assets for the Pension Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

        Asset allocation is monitored on an ongoing basis relative to the established asset class targets. The interaction between plan assets and benefit obligations is periodically studied to assist in the establishment of strategic asset allocation targets. The investment policy permits variances from the targets within certain parameters. Asset rebalancing occurs when the underlying asset class allocations move outside these parameters at which time the asset allocation is rebalanced back to the policy target weight.

        The Pension Plan has the following target allocation and weighted-average asset allocations as of August 31, 2010, 2009 and 2008:

		Percentage of Plan Assets as of August 31,
	Target Allocation
Asset Category		2010	2009	2008
Equity securities	60%	44%	56%	57%
Debt securities	30%	50%	34%	29%
Real estate	10%	5%	6%	9%
Other	0%	1%	4%	5%

Total	100%	100%	100%	100%

        The Company is required to categorize pension plan assets using a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table presents the Company's pension plan assets at August 31, 2010 by asset category:

		Fair value measurements at August 31, 2010 using:
	August 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Equity securities	$2,632	$2,632	$—	$—
Debt securities	3,009	2,819	190	—
Real estate	319	—	319	—
Other	62	—	62	—

Total	$6,022	$5,451	$571	$—

        Level 1 Assets: The fair values of the common stocks, corporate bonds and U.S. Government securities included in this tier are based on the closing price reported on the active market where the individual securities are traded.

        Level 2 Assets: The fair values of the common/collective trust funds included in this tier are not traded on active markets. These common/collective trust funds are valued based on the calculated unit values. The unit values are based on the fair value of the underlying assets of the common/collective trust funds derived from inputs principally based on quoted market prices in an active market or corroborated by observable market data by correlation or other means.

Estimated Future Benefit Payments

        The following pension benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years:

Year ending August 31,	Pension Benefits
2011	$953
2012	983
2013	5,947
2014	297
2015	379
2016-2020	$2,292

        The Company contributed $750, $780 and $1,000 to fund its obligations under the pension plan for the years ended August 31, 2010, 2009 and 2008, respectively. The Company plans to make any necessary contributions during the upcoming fiscal 2011 year to ensure the qualified plan continues to be adequately funded given the current market conditions.

Note 10—Stockholders' Equity

2005 Incentive Plan

        In November 2005, the Company adopted and the stockholders subsequently approved the 2005 Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors that are linked directly to increases in shareholder value. The aggregate number of shares available under the 2005 Plan is 1,000,000. Additional shares may become available in connection with share splits, share dividends or similar transactions.

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

        In February 2006, the Board of Directors of Chase Corporation also approved a plan for issuing a performance and service based restricted stock unit grant of approximately 88,630 shares to key members of management with an issue date of September 1, 2006 and a vesting date of August 31, 2009. Based on the fiscal year 2007 financial results, 184,697 additional restricted stock units (total of 273,327 restricted stock units) were earned and granted subsequent to the end of fiscal year 2007 in accordance with the performance measurement criteria. These restricted stock units vested and were issued in the form of common stock on August 31, 2009. Compensation expense was recognized on a ratable basis over the vesting period.

        In May 2007, pursuant to authorization by the Board of Directors, the Company's Chief Executive Officer granted a total of 17,600 restricted stock units ("RSUs") to approximately 40 non executive officer employees of the Company for service for the period May 2007 through May 2010. RSUs totaling 14,200 vested on May 15, 2010 and were issued in the form of common stock. The remaining 3,400 RSUs were forfeited in accordance with the RSU agreements Compensation expense was recognized on a ratable basis over the vesting period.

        In August 2007, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 48,600 shares to key members of management with an issue date of September 1, 2007 and a vesting date of August 31, 2010. Based on the fiscal year 2008 financial results, 82,214 additional shares of restricted stock (total of 130,814 shares) were earned and granted subsequent to the end of fiscal year 2008 in accordance with the performance measurement criteria. These restricted stock vested and were issued in the form of common stock on August 31, 2010. Compensation expense was recognized on a ratable basis over the vesting period.

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

        Based on the fiscal year 2010 financial results, 68,453 additional shares of restricted stock (total of 136,906 shares) were earned and granted subsequent to the end of fiscal year 2010 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award. Compensation expense is being recognized on a ratable basis over the vesting period.

Non-Employee Board of Directors

        As part of their annual retainer, non-employee members of the Board of Directors received $15 of Chase Corporation common stock, in the form of Restricted Stock or Restricted Stock Units valued at the closing price of the day preceding the first day of the new year of Board service which generally coincides with the Company's annual shareholder meeting. The stock awards vest one year from the date of grant.

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

        In January 2009, non-employee members of the Board of Directors received a total grant of 12,339 shares of restricted stock for service for the period from February 1, 2009 through February 1, 2010. This represented an increase in the Board of Directors annual stock compensation to $20 (previously $15). The shares of restricted stock vested at the conclusion of this service period. Compensation was recognized on a ratable basis over the twelve month vesting period.

        As part of their annual retainer, non-employee members of the Board of Directors receive a combined total of $135 of Chase Corporation common stock, in the form of restricted stock valued at the closing price of the day preceding the first day of the new year of Board service which generally coincides with the Company's annual shareholder meeting. The stock award vests one year from the date of grant. In January 2010, non-employee members of the Board received a total grant of 11,092 shares of restricted stock for service for the period from January 30, 2010 through January 30, 2011. The shares of restricted stock will vest at the conclusion of this service period. Compensation is being recognized on a ratable basis over the twelve month vesting period.

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

        The following table summarizes information about stock options outstanding as of August 31, 2010:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.25	73,500	2.1 years	$5.25	$548	73,500	$5.25	$548
$11.15	150,000	9.0 years	$11.15	232	—	$—	—
$16.53	250,000	7.9 years	$16.53	—	—	$—	—

	473,500	7.3 years	$13.07	$780	73,500	$5.25	$548

        The total fair value of options vested at year end based upon the closing price of $12.70 per share on August 31, 2010 is $933.

        A summary of the transactions of the Company's stock option plans for the years ended August 31, 2010, 2009 and 2008 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Outstanding as of August 31, 2007	28,000	$5.25	135,000	$5.36
Granted	—	—	250,000	16.53
Exercised	(12,500)	5.25	(29,000)	5.47
Forfeited or cancelled	—	—	—	—

Outstanding as of August 31, 2008	15,500	$5.25	356,000	$13.20
Granted	—	—	150,000	11.15
Exercised	(3,000)	5.25	—	—
Forfeited or cancelled	—		—	—

Options outstanding as of August 31, 2009	12,500	$5.25	506,000	$12.59

Granted	—	—	—	—
Exercised	(10,000)	5.25	(35,000)	5.48
Forfeited or cancelled	—			—

Options outstanding at August 31, 2010	2,500	$5.25	471,000	$13.12

Options exercisable at August 31, 2010	2,500	$5.25	71,000	$5.25

        There were no options granted in the year ended August 31, 2010. The weighted average grant date fair value of options granted in the years ended August 31, 2009 and 2008 was $3.58 and $4.98 per share, respectively. All stock option plans have been approved by the Company's stockholders.

        The total pretax intrinsic value of stock options exercised was $275, $16, and $956 for the years ended August 31, 2010, 2009 and 2008, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Excluding the common stock currently reserved for issuance upon exercise of the 473,500 outstanding options, there are 498,673 shares of common stock available for future issuance under the Company's equity compensation plans.

        The tax (expense) / benefit realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was ($196), $265, and $815 for the years ended August 31, 2010, 2009 and 2008, respectively.

        As of August 31, 2010, unrecognized expense related to all stock based compensation described above, is $2,291.

Note 11—Segment Data

        As further detailed in Note 15, the Electronic Manufacturing Services business was sold in June 2010 and the financial results of this previously reported segment are classified as discontinued operations. Accordingly, the Company currently operates in one segment.

        The Specialized Manufacturing segment consists of specialty tapes, laminates, sealants and coatings. Specialized Manufacturing products include insulating and conducting materials for wire and cable manufacturers, coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline applications, moisture protective coatings for electronics and printing services, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets. In fiscal year 2010, the Company had sales of $47,024, $40,043 and $19,322 from its Specialty Coatings, Coating & Laminating and European reporting divisions, respectively. European sales include $4,991 from ServiWrap, which was acquired in December 2009. Additionally, the Company had sales of $12,354 from CIM, which was acquired in September 2009. In fiscal year 2009, the Company had sales of $36,613, $43,546 and $11,077 from its Specialty Coatings, Coating & Laminating and European reporting divisions, respectively. In fiscal year 2008, the Company had sales of $44,243, $56,105 and $12,829 from its Specialty Coatings, Coating & Laminating and European reporting divisions, respectively.

Note 12—Export Sales and Foreign Operations

        Export sales from continuing domestic operations to unaffiliated third parties were $18,069, $14,611 and $15,818 for the years ended August 31, 2010, 2009 and 2008, respectively. The growth in our export sales in the current fiscal year was primarily due to the CIM acquisition that was completed in September 2009.

        The Company's products are sold world-wide. For the years ended August 31, 2010, 2009 and 2008, sales from its operations located in the United Kingdom accounted for 13%, 9% and 8% of total Company revenues from continuing operations, respectively. No other foreign geographic area accounted for more than 10% of consolidated revenues for the years ended August 31, 2010, 2009 and 2008.

        As of August 31, 2010 and 2009, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $2,020 and $1,770, respectively, located in the United Kingdom. These balances exclude goodwill and intangibles of $13,757 and $7,199, as of August 31, 2010 and 2009, respectively. No other foreign geographic area accounted for more than 10% of the Company's total assets as of August 31, 2010 and 2009.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 13—Supplemental Cash Flow Data

        Supplemental cash flow information for the years ended August 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Income taxes paid	$8,038	$2,481	$6,605

Interest paid	$314	$30	$243

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$152	$1,526	$1,075
Common stock received for payment of stock option exercises	$—	$—	$21
Accrued contingent payments related to acquisitions	$—	$327	$—
Acquisition holdback payments, previously accrued for	$—	$303	$—
Property, plant & equipment additions included in accounts payable	$66	$280	$152
Notes payable to CIM shareholders related to acquisition	$3,000	$—	$—
Accrual of additional proceeds on sale of business	$1,146	$—	$—
Sale of Electronic Manufacturing Services business
Current assets (excluding cash)	$(6,867)
Property and equipment	(857)
Goodwill	(5,999)
Accounts payable and accrued liabilities	193
Deferred tax liabilities	1,553
Gain on sale of business	(712)

Cash received from sale of business, net of transaction costs	$12,689

Acquisition of certain assets for ServiWrap product line
Property, plant & equipment	$460
Goodwill	258
Intangible assets	8,981

Cash provided through operating cash and increase in debt	$(9,699)

Acquisition of CIM Industries
Current assets (net of cash acquired)	$1,991
Property, plant & equipment	4,262
Goodwill	8,573
Intangible assets	8,100
Accounts payable and accrued liabilities	(439)
Deferred tax liabilities	(3,593)

Cash provided through operating cash and increase in debt	$(18,894)

Acquisition of certain assets for Chase Protective Coatings
Current assets (net of cash acquired)			$374
Property and equipment			1,842
Intangible assets			297
Deferred tax assets			169
Accounts payable and accrued liabilities			(950)
Acquisition costs			(242)

Cash provided through operating cash			$(1,490)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 14—Acquisitions

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

        All assets acquired as part of this acquisition are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Customer lists and relationships	$260	3 years
Trademarks / Trade Names	37	2 years

Total intangible assets	$297

C.I.M. Industries, Inc. ("CIM")

        In September 2009, Chase Corporation acquired all of the outstanding capital stock of CIM which is based in Peterborough, NH and has a manufacturing facility in Texas. CIM is a specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment applications.

        The total purchase price for this acquisition, net of cash received, was $18,894. The Company funded this acquisition partly through its available cash on hand and funded the balance through a loan in the amount of $10.0 million from Bank of America and the $3.0 million note payable to the five CIM shareholders. The effective date for this acquisition was September 1, 2009 and the results of this acquisition have been included in the Company's financial statements since then. The acquisition was accounted for as a business combination under ASC Topic 805, "Business Combinations." In accordance with this accounting standard, the Company expensed $130 of acquisition related costs.

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

        The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $8,573 that is largely attributable to the synergies and economies of scale from combining the operations and technologies of Chase and CIM, particularly as it pertains to the global expansion of the Company's product and service offerings, and marketing efforts. This goodwill is not deductible for income tax purposes.

        All assets, including goodwill, acquired as part of CIM are included in the Specialized Manufacturing segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Formulas and technology	$1,880	10 years
Trade names	260	5 years
Customer lists and relationships	5,960	10 years

Total intangible assets	$8,100

ServiWrap Product Lines

        In December 2009, the Company acquired the full range of ServiWrap pipeline protection products ("ServiWrap") from Grace Construction Products Limited, a UK based unit of W.R. Grace & Co. (the "Seller"). ServiWrap / ServiShield anti-corrosion systems provide protection for new and refurbished oil, gas and water pipelines in projects around the world.

        The total purchase price for this acquisition was £5,983 (US $9,699 at the time of acquisition) and the assets acquired by the Company include product lines, manufacturing equipment and certain intellectual property rights. The purchase was funded through a combination of cash on hand and a term loan in the amount of $7.0 million from RBS Citizens. The effective date for this acquisition was December 18, 2009 and the results of this acquisition have been included in the Company's financial statements since then. The acquisition was accounted for as a business combination under ASC Topic 805, "Business Combinations." In accordance with this accounting standard, the Company expensed $304 of acquisition related costs.

        Beginning on the date of the acquisition through September 30, 2010, the Seller manufactured the ServiWrap products for exclusive supply to the Company, while the Company transitioned production to both its own facility in the UK and another third party location.

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

        The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $258 that is primarily attributable to the potential synergies from the integration of the ServiWrap product lines into the Company's current product offerings. This goodwill is deductible for income tax purposes.

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

Supplemental Pro Forma Data

        The following table presents the pro forma results of the Company for the three and twelve month periods ended August 31, 2010 and 2009, as though the CIM and ServiWrap acquisitions described above occurred on September 1, 2008. The actual revenues and expenses for the CIM and ServiWrap acquisitions are included in the Company's fiscal 2010 consolidated results beginning on September 4, 2009 and December 18, 2009, respectively. Revenues for CIM and ServiWrap since the acquisition dates included in the consolidated statement of operations were $12,354 and $4,991, respectively. Adjustments have been made for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, and the income tax impact of the pro forma adjustments at the statutory rate of 38%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on September 1, 2008.

	Three Months Ended August 31,		Year Ended August 31,
	2010	2009	2010	2009
Revenues from continuing operations	$35,436	$29,311	$123,573	$112,873
Net income from continuing operations	3,849	2,878	11,191	7,498
Net income from continuing operations available to common shareholders, per common and common equivalent share
Basic	$0.42	$0.33	$1.25	$0.87
Diluted	$0.42	$0.32	$1.23	$0.84

        All acquisitions have been accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 15—Discontinued Operations

        On June 30, 2010 the Company divested its contract manufacturing services business to MC Assembly in an all cash transaction, structured as a sale of substantially all of the assets of the Chase Electronic Manufacturing Services business. The purchase price of $13,000 was subject to certain post-closing adjustments, which will result in additional gross proceeds of approximately $1,481 based on the final net working capital of the business. Total gross proceeds were offset by transactions costs of $646. The net proceeds from the sale are available for debt reduction and continued investment in the Company's core tapes and coatings businesses within its specialized manufacturing segment.

        The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations for all years presented. This business was historically reported by the Company as a separate reporting segment called Electronic Manufacturing Services.

        The results of the Electronic Manufacturing Services business were as follows for the years ended August 31, 2010, 2009 and 2008:

	Year Ended August 31,
	2010	2009	2008
Revenues	$18,352	$16,370	$19,301

Income before income taxes	$2,973	$1,718	$2,139
Income taxes	(1,183)	(648)	(826)

Net income from discontinued operations	$1,790	$1,070	$1,313

        The fiscal year 2010 results include a $429 after-tax gain on the sale of the Electronic Manufacturing Services business.

        The following table summarizes information about the Electronic Manufacturing Services business as of August 31, 2009:

August 31, 2009
Accounts Receivable	$2,113
Inventory	3,491
Property & equipment	1,089
Goodwill	5,999
Other Assets	103
Accounts payable	(1,118)
Accrued expenses	(394)
Deferred tax liability	1,481

$12,764

Note 16—Split-Dollar Life Insurance Arrangements

        The Company adopted the guidance for accounting for split dollar life insurance arrangements on September 1, 2008. The net liability related to these postretirement benefits was calculated as the difference between the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured's death. The Company prepared its calculation by using mortality assumptions which were based on the 2008 Combined Static Mortality Table, and an appropriate discount rate. Upon the adoption of this accounting guidance on September 1, 2008, the Company recorded a decrease of $184 to stockholders' equity which represents the Company's net liability related to these postretirement obligations. Ongoing expenses in subsequent years are being recognized through operations. As of August 31, 2010, the Company's net liability related to these postretirement obligations was $100.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 17—Fair Value Measurements

        The Company adopted the guidance of FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") as of September 1, 2008, as it related to all financial assets and financial liabilities. ASC 820 provided for a one-year deferral of the effective date as it related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.

        Effective September 1, 2009, the Company adopted ASC 820 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Other than the assets acquired from CIM and the assets acquired as part of the ServiWrap acquisition, the Company has not valued any non-financial assets at fair value. Accordingly, there was no cumulative effect of adoption and the adoption did not have an impact on the Company's financial position, results of operations, or cash flows. The adoption may impact future evaluations of impairment of goodwill and long-lived assets.

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

        The following table sets forth the Company's financial assets that were accounted for at fair value on a recurring basis as of August 31, 2010 and 2009:

		Fair value measurements at August 31, 2010 using:
	August 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$611	$611	$—	$—

Total	$611	$611	$—	$—

		Fair value measurements at August 31, 2009 using:
	August 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$573	$239	$334	$—

Total	$573	$239	$334	$—

Note 18—Related Party Transactions

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

        Additionally, a voting agreement between Chase and the Trust expires in 2013. Pursuant to the voting agreement, the Trustees have agreed to vote for the nominees for director of the Company, as approved from time to time by the Company's Nominating and Governance Committee, through the annual meeting in January 2013. The voting agreement requires that a designated representative of the Trust be elected a director of the Company. The voting agreement which had an original book value of $200, has been capitalized as an intangible asset and is being amortized over its ten year useful life. As of August 31, 2010, this intangible asset has a net book value of $65.

Note 19—Net Income Per Share

        In June 2008, the FASB issued guidance within ASC Topic 260, Earnings Per Share ("ASC 260"), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. The Company adopted the provisions of this standard on September 1, 2009.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

The presentation of earnings per share for previously reported periods has been adjusted due to retrospective adoption of this standard. The calculation of earnings per share under ASC 260 is as follows:

	Years Ended August 31,
	2010	2009	2008
Income from continuing operations	$10,726	$5,315	$11,061
Less: Allocated to participating securities	295	112	157

Available to common shareholders	$10,431	$5,203	$10,904

Income from discontinued operations	$1,790	$1,070	$1,313
Less: Allocated to participating securities	50	23	18

Available to common shareholders	$1,740	$1,047	$1,295

Net income	$12,516	$6,385	$12,374
Less: Allocated to participating securities	345	135	175

Available to common shareholders	$12,171	$6,250	$12,199

Basic weighted averages shares outstanding	8,730,928	8,408,614	8,248,296
Additional dilutive common stock equivalents	83,707	285,081	370,947

Diluted weighted averages shares outstanding	8,814,635	8,693,695	8,619,243

Basic Earnings per Share
Income from continuing operations per share	$1.19	$0.62	$1.32
Income from discontinued operations per share	0.20	0.12	0.16

Net income per common and common equivalent share	$1.39	$0.74	$1.48

Diluted Earnings per Share
Income from continuing operations per share	$1.18	$0.60	$1.27
Income from discontinued operations per share	0.20	0.12	0.15

Net income per common and common equivalent share	$1.38	$0.72	$1.42

        For the years ended August 31, 2010 and 2009, stock options to purchase 250,000 shares of common stock were outstanding, but were not included in the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

        The following table compares earnings per share as originally reported and earnings per share under the two class method, to quantify the impact of ASC 260 on earnings per share for the years ended August 31, 2009 and 2008:

	Years Ended August 31,
	2009	2008
Earnings per Share
Basic—as originally reported	$0.76	$1.50
Basic—pursuant to the two-class method	0.74	1.48

Impact of new accounting standard on Basic Earnings per Share	$(0.02)	$(0.02)

Diluted—as originally reported	$0.73	$1.43
Diluted—pursuant to the two-class method	0.72	1.42

Impact of new accounting standard on Diluted Earnings per Share	$(0.01)	$(0.01)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 20—Contingencies

        The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products. The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date had been postponed and no new trial date has been set. As of October 2010, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

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

Note 21—Selected Quarterly Financial Data (Unaudited)

        The following table presents unaudited operating results for each of the Company's quarters in the years ended August 31, 2010 and 2009:

	Fiscal Year 2010 Quarters
	First	Second	Third	Fourth	Year
Net Sales from continuing operations	$23,861	$25,417	$32,854	$34,947	$117,079
Gross Profit on Sales from continuing operations	8,821	8,315	12,535	12,580	42,251
Income from continuing operations	$1,849	$1,193	$3,835	$3,849	$10,726
Income from discontinued operations(1)	274	433	565	518	1,790

Net income	$2,123	$1,626	$4,400	$4,367	$12,516
Net income available to common shareholders, per common and common equivalent share:
Basic:
Continuing operations	$0.21	$0.13	$0.42	$0.42	$1.19
Discontinued operations	0.03	0.05	0.06	0.06	0.20

Net income per common and common equivalent share	$0.24	$0.18	$0.49	$0.48	$1.39
Diluted:
Continuing operations	$0.20	$0.13	$0.42	$0.42	$1.18
Discontinued operations	0.03	0.05	0.06	0.06	0.20

Net income per common and common equivalent share	$0.24	$0.18	$0.48	$0.48	$1.38

        The sum of individual share amounts may not equal due to rounding.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

	Fiscal Year 2009 Quarters
	First	Second	Third	Fourth	Year
Net Sales from continuing operations	$26,246	$18,711	$21,088	$24,114	$90,159
Gross Profit on Sales from continuing operations	8,408	4,432	6,651	8,407	27,898
Income from continuing operations	$2,057	$207	$586	$2,465	$5,315
Income from discontinued operations	203	247	276	344	1,070

Net income	$2,260	$454	$862	$2,809	$6,385
Net income available to common shareholders, per common and common equivalent share:
Basic:
Continuing operations	$0.24	$0.02	$0.07	$0.28	$0.62
Discontinued operations	0.02	0.03	0.03	0.04	0.12

Net income per common and common equivalent share	$0.26	$0.05	$0.10	$0.32	$0.74
Diluted:
Continuing operations	$0.23	$0.02	$0.06	$0.27	$0.60
Discontinued operations	0.02	0.03	0.03	0.04	0.12

Net income per common and common equivalent share	$0.26	$0.05	$0.10	$0.31	$0.72

        The sum of individual share amounts may not equal due to rounding.

(1)
In the fourth quarter of fiscal 2010, income from discontinued operations included a $429 after-tax gain on the sale of the Electronic Manufacturing Services business.

Note 22—Valuation and Qualifying Accounts

        The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2010	$350	$206	$(209)	$347
August 31, 2009	$447	$89	$(186)	$350
August 31, 2008	$580	$128	(261)	$447

        The following table sets forth activity in the Company's warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2010	$131	$250	$(102)	$279
August 31, 2009	$315	$22	$(206)	$131
August 31, 2008	$268	$166	(119)	$315

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        C.I.M. Industries Inc. and the ServiWrap pipeline protection products were acquired by the Company in business combinations during the year ended August 31, 2010. Subsequent to the acquisitions, the Company applied certain corporate-level controls to elements of the acquired companies' internal controls over financial reporting. Management has excluded from its assessment of internal controls over financial reporting those elements that were not subject to those corporate-level internal controls, as permitted by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations. The excluded elements represent controls over accounts that are 9% and 15% of consolidated total assets and consolidated revenues from continuing operations, respectively, as of and for the fiscal year ended August 31, 2010. The Company will report on management's assessment of its combined operations in the Company's next annual report on internal controls over financial reporting.

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2010.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of August 31, 2010, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company's code of ethics applicable to senior management, procedures for shareholder nominations to the Company's Board of Directors, and the Company's Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2010. Information regarding the Company's executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company's Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2010.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2010.

        The following table summarizes the Company's equity compensation plans as of August 31, 2010. Further details on the Company's equity compensation plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company's equity compensation plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	446,000	$13.23	14,136
2001 Non-Employee Director Stock Plan	2,500	5.25	10,000
2005 Incentive Plan	25,000	11.15	474,537

Total	473,500	$13.07	498,673

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company's Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2010.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K, relating to fees paid to the Company's independent registered public accounting firm and pre-approval policies of the Company's Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2010.

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
10.2
Amended and Restated Stock Agreement dated as of August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K filed on September 2, 2004).*
10.3
Chase Corporation Employee's Supplemental Pension Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008).*
10.4
Chase Corporation Employee's Supplemental Savings Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008).*
10.5
Chase Corporation Non-Qualified Retirement Savings Plan for the Board of Directors, amended and restated effective January 1, 2009 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed on April 9, 2009).*
10.6.1
Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, filed on July 17, 2006).*
10.6.2
Severance Agreement between the Company and Terry M. Jones dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 16, 2007).*
10.6.3
Severance Agreement between the Company and Adam P. Chase dated October 1, 2008 (incorporated by reference from Exhibit 10.6.3 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 13, 2009 (the "2009 Form 10-K").*
10.6.4
Severance Agreement between the Company and Kenneth L. Dumas dated July 10, 2006 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 16, 2007).*

Exhibit Number	Description
10.7.1	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company's 2004 Form 10-K).*
10.7.2	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company's 2004 Form 10-K).*
10.8.1	Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.46 to the Company's 2004 Form 10-K).*
10.8.2	Form of award issued under Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.47 to the Company's 2004 Form 10-K).*
10.9.1	Second Amended and Restated Loan Agreement, dated September 4, 2009, between Chase Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company's 2009 Form 10-K).
10.9.2
First Amendment to Second Amended and Restated Loan Agreement, dated June 8, 2010, between Chase Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2010, filed on July 12, 2010).
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
10.11.6	Form of stock option award issued under the Chase Corporation 2005 Incentive Plan (incorporated by reference from Exhibit 10.11.6 to the Company's 2009 Form 10-K).*
10.12.1	FY 2010 Chase Corporation Annual Incentive Plan.*
10.12.2	FY 2010 Chase Corporation Long Term Incentive Plan*
10.12.3	FY 2011 Chase Corporation Annual Incentive Plan.*
10.12.4	FY 2011 Chase Corporation Long Term Incentive Plan*

Exhibit Number	Description
10.13.1	Endorsement Split-Dollar Agreement among the Company, Edward L. Chase, and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, filed on November 27, 1998).
10.13.2
Amendment to Endorsement Split-Dollar Agreement between the Company and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2009, filed on April 9, 2009).
10.14	Purchase and Sale Agreement dated May 21, 2009, between Chase Corporation and ChaseBay Real Estate Holdings, Inc. (incorporated by reference from Exhibit 10.14 to the Company's 2009 Form 10-K).
10.15.1
Stock Purchase Agreement dated September 4, 2009, among Chase Corporation and the shareholders of C.I.M. Industries Inc. (incorporated by reference from Exhibit 10.15.1 to the Company's 2009 Form 10-K).
10.15.2	Promissory Notes dated September 4, 2009, among Chase Corporation and the shareholders of C.I.M. Industries Inc. (incorporated by reference from Exhibit 10.15.2 to the Company's 2009 Form 10-K).
10.16.1
Asset Purchase Agreement dated December 18, 2009 between Chase Corporation and Grace Construction Products Limited (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, filed in April 9, 2010).
10.16.2
Term Loan Agreement, dated December 15, 2009, between Chase Corporation and RBS Citizens, National Association (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, filed in April 9, 2010).
10.17	Asset Purchase Agreement, dated June 28, 2010, among RWA, Inc. (d/b/a Chase EMS), Chase Corporation and MC Assembly LLC.
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Identifies management plan or compensatory plan or arrangement.

(b)
See (a)(3) above.

(c)
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation
By:	/s/ PETER R. CHASE Peter R. Chase, Chairman and Chief Executive Officer November 15, 2010
By:	/s/ KENNETH L. DUMAS Kenneth L. Dumas Chief Financial Officer and Treasurer November 15, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. CHASE Peter R. Chase	Chairman and Chief Executive Officer (Principal executive officer)	November 15, 2010
/s/ KENNETH L. DUMAS Kenneth L. Dumas	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	November 15, 2010
/s/ ADAM P. CHASE Adam P. Chase	Director, President & Chief Operating Officer	November 15, 2010
/s/ MARY CLAIRE CHASE Mary Claire Chase	Director	November 15, 2010
/s/ J. BROOKS FENNO J. Brooks Fenno	Director	November 15, 2010
/s/ LEWIS P. GACK Lewis P. Gack	Director	November 15, 2010
/s/ GEORGE M. HUGHES George M. Hughes	Director	November 15, 2010
/s/ RONALD LEVY Ronald Levy	Director	November 15, 2010
/s/ THOMAS WROE, JR. Thomas Wroe, Jr	Director	November 15, 2010