Form 10-Q
period 2010-11-30
CHASE CORP
filed 2011-01-10
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2010

Commission File Number: 1-9852

CHASE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	11-1797126
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
of organization)

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

The number of shares of Common Stock outstanding as of December 31, 2010 was 8,946,701.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2010

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2010	2010
ASSETS
Current Assets:
Cash & cash equivalents	$16,895	$17,340
Accounts receivable, less allowance for doubtful accounts of $251 and $347	16,781	18,655
Inventories	17,964	14,678
Prepaid expenses and other current assets	1,239	2,465
Deferred income taxes	258	258
Total current assets	53,137	53,396

Property, plant and equipment, net	27,343	27,414

Other Assets:
Goodwill	17,488	17,437
Intangible assets, less accumulated amortization of $8,381 and $7,777	17,435	17,942
Cash surrender value of life insurance	6,233	6,203
Restricted investments	693	611
Deferred income taxes	118	120
Other assets	71	78
	$122,518	$123,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,703	$6,627
Accrued payroll and other compensation	1,573	3,546
Accrued expenses	3,503	3,514
Accrued income taxes	1,149	2,849
Dividends payable	3,131	—
Current portion of long-term debt	4,400	4,400
Total current liabilities	21,459	20,936

Long-term debt, less current portion	10,817	12,667
Deferred compensation	1,589	1,520
Accumulated pension obligation	6,151	6,022
Other liabilities	525	525

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 8,946,701 shares at November 30, 2010 and 8,780,988 shares at August 31, 2010 issued and outstanding	895	878
Additional paid-in capital	9,557	9,210
Accumulated other comprehensive loss	(4,442)	(4,730)
Retained earnings	75,967	76,173
Total stockholders’ equity	81,977	81,531
Total liabilities and stockholders’ equity	$122,518	$123,201

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2010	2009

Revenues
Sales	$30,838	$23,861
Royalties and commissions	429	403
	31,267	24,264
Costs and Expenses
Cost of products and services sold	20,060	15,040
Selling, general and administrative expenses	6,588	6,359

Operating income	4,619	2,865

Interest expense	(93)	(60)
Other income	116	109

Income from continuing operations before income taxes	4,642	2,914

Income taxes	1,717	1,065

Income from continuing operations, net of taxes	2,925	1,849

Income from discontinued operations, net of taxes of $181	—	274

Net income	$2,925	$2,123

Net income available to common shareholders, per common and common equivalent share

Basic
Continuing operations	$0.32	$0.21
Discontinued operations	—	0.03
Net income per common and common equivalent share	$0.32	$0.24

Diluted
Continuing operations	$0.32	$0.20
Discontinued operations	—	0.03
Net income per common and common equivalent share	$0.32	$0.24

The sum of individual share amounts may not equal due to rounding

Weighted average shares outstanding
Basic	8,921,022	8,701,049
Diluted	8,978,380	8,779,524

Cash dividends declared per share	$0.35	$0.20

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2010

(UNAUDITED)

In thousands, except share and per share amounts

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2010	8,780,988	$878	$9,210	$(4,730)	$76,173	$81,531
Restricted stock grants, net of forfeitures	117,705	12	(12)			—
Amortization of restricted stock grants			242			242
Amortization of stock option grants			130			130
Exercise of stock options	71,000	7	366			373
Common stock received for payment of stock option exercises	(22,240)	(2)	(371)			(373)
Excess tax benefit from stock based compensation			5			5
Common stock retained to pay statutory minimum withholding taxes on common stock	(752)	—	(13)			(13)
Cash dividend declared, $0.35 per share					(3,131)	(3,131)
Pension amortization, net of tax of $31				47		47	$47
Foreign currency translation adjustment				206		206	206
Net unrealized gain on restricted investments, net of tax of $23				35		35	35
Net income					2,925	2,925	2,925
Comprehensive income						—	$3,213
Balance at November 30, 2010	8,946,701	$895	$9,557	$(4,442)	$75,967	$81,977

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Dollars in thousands

	Three Months Ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,925	$2,123
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	526	792
Amortization	577	417
Provision for losses on accounts receivable	(96)	44
Stock based compensation	372	508
Realized loss (gain) on restricted investments	(5)	(1)
Excess tax benefit from stock based compensation	(5)	(9)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	2,030	1,114
Inventories	(3,288)	(1,200)
Prepaid expenses & other assets	(244)	(305)
Accounts payable	1,063	58
Accrued expenses	(2,059)	(1,969)
Accrued income taxes	(1,724)	488
Deferred compensation	69	18
Net cash provided by operating activities	141	2,078

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(202)	(187)
Payments for acquisitions, net of cash acquired	—	(15,894)
Additional proceeds from sale of discontinued operations	1,478	—
Withdrawals from restricted investments, net of contributions	(18)	(18)
Payments for cash surrender value life insurance, including valuation (increase)/decrease	(31)	(57)
Net cash provided by (used in) investing activities	1,227	(16,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	—	10,492
Payments of principal on debt	(1,850)	(993)
Proceeds from exercise of common stock options	—	20
Payments of statutory minimum taxes on stock options and restricted stock	(13)	—
Excess tax benefit from stock based compensation	5	9
Net cash (used in) provided by financing activities	(1,858)	9,528

DECREASE IN CASH	(490)	(4,550)
Effect of foreign exchange rates on cash	45	56
CASH, BEGINNING OF PERIOD	17,340	11,643

CASH, END OF PERIOD	$16,895	$7,149

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$373	$—
Property, plant & equipment additions included in accounts payable	$243	$435
Cash dividend declared	$3,131	$1,759
Notes payable to CIM shareholders related to acquisition	$—	$3,000

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2010 in conjunction with its 2010 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2010, the results of operations and cash flows for the interim periods ended November 30, 2010 and 2009, and changes in stockholders’ equity for the interim period ended November 30, 2010.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings Ltd divisions are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company’s HumiSeal Europe SARL division in France are measured using the euro as the functional currency.  Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.  Translation gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the consolidated statements of operations.

On June 30, 2010, the Company divested its contract manufacturing services business in an all cash transaction, structured as a sale of substantially all of the assets of the Chase Electronic Manufacturing Services business.  The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations for the prior period presented. This business was historically reported by the Company as a separate reporting segment called Electronic Manufacturing Services.  Accordingly, the Company currently operates in one segment.  In the first quarter of fiscal 2011, pursuant to the Asset Purchase Agreement, the Company received additional proceeds of $1,478 based on the final net working capital of the Chase EMS business.

The Company has evaluated events and transactions subsequent to the balance sheet date.  Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

The results of operations for the interim period ended November 30, 2010 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2010, which are contained in the Company’s 2010 Annual Report on Form 10-K.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 2 — Recent Accounting Policies

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  The updated standard requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements.  The three-level fair value hierarchy is described in more detail in Note 10 to these financial statements.  ASU 2010-06 is effective for fiscal years beginning after December 15, 2009 except for the Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The portion of the update which was effective for fiscal years beginning after December 15, 2009 was adopted by the Company effective March 1, 2010 and the adoption did not have any effect on its consolidated financial position, results of operations or cash flows. The portion of the update which is effective for fiscal years beginning after December 15, 2010 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of November 30, 2010 and August 31, 2010:

	November 30, 2010	August 31, 2010
Raw materials	$11,359	$8,497
Finished and in process	6,605	6,181
Total Inventories	$17,964	$14,678

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

	Three Months Ended November 30,
	2010	2009

Basic Earnings per Share

Income from continuing operations	$2,925	$1,849
Less: Allocated to participating securities	74	52
Available to common shareholders	$2,851	$1,797

Income from discontinued operations	$—	$274
Less: Allocated to participating securities	—	8
Available to common shareholders	$—	$266

Net income	$2,925	$2,123
Less: Allocated to participating securities	74	60
Available to common shareholders	$2,851	$2,063

Basic weighted averages shares outstanding	8,921,022	8,701,049

Income from continuing operations per share	$0.32	$0.21
Income from discontinued operations per share	—	0.03
Net income per common and common equivalent share	$0.32	$0.24

Diluted Earnings per Share

Income from continuing operations	$2,925	$1,849
Less: Allocated to participating securities	73	52
Available to common shareholders	$2,852	$1,797

Income from discontinued operations	$—	$274
Less: Allocated to participating securities	—	8
Available to common shareholders	$—	$266

Net income	$2,925	$2,123
Less: Allocated to participating securities	73	60
Available to common shareholders	$2,852	$2,063

Basic weighted averages shares outstanding	8,921,022	8,701,049
Additional dilutive common stock equivalents	57,358	78,475
Diluted weighted averages shares outstanding	8,978,380	8,779,524

Income from continuing operations per share	$0.32	$0.20
Income from discontinued operations per share	—	0.03
Net income per common and common equivalent share	$0.32	$0.24

                 The sum of individual share amounts may not equal due to rounding

For the three months ended November 30, 2010 and 2009, stock options to purchase 250,000 shares of common stock were outstanding, but were not included in the calculation of diluted income per share in either period because the options’ exercise prices were greater than the average market price of the common stock and thus their inclusion would be anti-dilutive.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 5 — Stock Based Compensation

In August 2009, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 76,874 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2009 and a vesting date of August 31, 2012.  In December 2009, restricted stock in the amount of 8,421 shares related to this grant was forfeited in conjunction with the retirement of an executive officer of the Company.  Based on the fiscal year 2010 financial results coming in above the target, the grant was increased by 68,453 shares of restricted stock subsequent to the end of fiscal year 2010 in accordance with the performance measurement criteria. The adjusted restricted stock award of 136,906 shares was finalized in the quarter ended November 30, 2010 and no further performance-based measurements apply to this award. Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2010, the Board of Directors of the Company approved the fiscal year 2011 Long Term Incentive Plan (“LTIP”) for the executive officers.  The fiscal 2011 LTIP is an equity based plan with a grant date of September 1, 2010 and containing the following components:

Restricted Shares — (a) performance and service based restricted stock grant of 32,835 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2013.  These shares are subject to a performance measurement based upon the results of fiscal year 2011 which will determine the final calculation of the number of shares that will be issued (which may be greater than or less than 32,835 shares).  Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments. (b) time-based restricted stock grant of 16,417 shares in the aggregate, and a vesting date of August 31, 2013.  Compensation expense is being recognized on a ratable basis over the vesting period.

Stock options — options to purchase 62,425 shares of common stock, in the aggregate with an exercise price of $12.70 per share. The options will vest in three equal annual allotments beginning on August 31, 2011 and ending on August 31, 2013. The options will expire on August 31, 2020.

Note 6 — Segment Data & Foreign Operations

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

The Company’s products are sold world-wide. For the three month periods ended November 30, 2010 and 2009, sales from its operations located in the United Kingdom accounted for 12% and 7% of total Company revenues from continuing operations, respectively. No other foreign geographic area accounted for more than 10% of consolidated revenues.

As of November 30, 2010 and August 31, 2010, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $1,943 and $2,020, respectively, located

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

in the United Kingdom.  These balances exclude goodwill and intangibles of $13,524 and $13,757, as of November 30, 2010 and August 31, 2010, respectively.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

Goodwill
Balance at August 31, 2010	$17,437
FX translation adjustment	51
Balance at November 30, 2010	$17,488

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of November 30, 2010 and August 31, 2010:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
November 30, 2010
Patents and agreements	12.7 years	$2,239	$2,136	$103
Formulas and technology	9.8 years	3,538	1,012	2,526
Trade names	4.7 years	1,358	506	852
Customer lists and relationships	10.4 years	18,681	4,727	13,954
		$25,816	$8,381	$17,435

August 31, 2010
Patents and agreements	12.7 years	$2,237	$2,118	$119
Formulas and technology	9.8 years	3,530	914	2,616
Trade names	4.7 years	1,348	445	903
Customer lists and relationships	10.4 years	18,604	4,300	14,304
		$25,719	$7,777	$17,942

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2010 and 2009 was $577 and $417, respectively. Estimated amortization expense for the remainder of fiscal year 2011 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2011 (remaining nine months)	$1,789
2012	2,373
2013	2,256
2014	2,199
2015	2,001
2016	1,939
$12,557

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 8 — Commitments and Contingencies

The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of November 2010, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

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

Note 9 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2010 and 2009 are as follows:

	Three Months Ended
	November 30, 2010	November 30, 2009
Service cost	$131	$124
Interest cost	108	123
Expected return on plan assets	(110)	(100)
Amortization of prior service cost	18	21
Amortization of unrecognized loss	60	53
Net periodic benefit cost	$207	$221

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2010, the Company was not required to make any contributions nor did it make any voluntary contributions to the pension plan in the current fiscal year.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 10 — Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2010 and August 31, 2010:

		Fair value measurements at November 30, 2010 using:
	November 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$693	$693	$—	$—

Total	$693	$693	$—	$—

		Fair value measurements at August 31, 2010 using:
	August 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted investments	$611	$611	$—	$—

Total	$611	$611	$—	$—

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed for the fiscal year ended August 31, 2010.

Overview

Our results in the first three months of fiscal 2011 showed revenue and profit increases over the prior year period. Revenues in the current quarter benefited from sales generated from our prior year acquisitions of CIM, which was acquired in September 2009, and ServiWrap, which was acquired in December 2009.  These were partially offset by a reduction in our custom product sales in the current quarter as compared to those realized in the first quarter of the prior year.

In fiscal 2011, we continue to have several on-going capital projects that are important to our long term strategic goals.  These include building and equipment improvements required to integrate the ServiWrap product lines into our existing operations in England, and renovation of our facility in Oxford, MA to allow for increased storage capacity and provide space to integrate future acquisitions.  We have also begun additional renovations of our facility in O’Hara Township, PA in order to add storage capacity and improve efficiencies for existing product lines, as well as provide space to integrate future acquisitions.

During the upcoming second fiscal quarter, which is traditionally a slower time of the year for many of our product lines, we will remain focused on our key strategies and initiatives, as well as continuing to pay close attention to the overall economy.  This includes closely monitoring raw material costs including the cost of petroleum related goods and services and its resulting effect on our core product lines. We will also continue our product and marketing development efforts for our established product lines in order to seize new business opportunities as they arise.

We have one reportable segment as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Specialized Manufacturing Segment	• Wire & Cable • Electronic Coatings • Pipeline & Construction • Custom Products

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

Results of Operations

Total Revenues

Total revenues increased $7,003,000 or 29% to $31,267,000 for the quarter ended November 30, 2010 compared to $24,264,000 in the prior year quarter.  The increase in revenues in the current quarter was primarily due to the following: (a)  increased sales of $3,410,000 in the wire & cable and electronic coatings product lines primarily due to increased demand in the industrial controls, automotive and electrical cable markets; (b) increased sales of $2,717,000 from the fiscal 2010 acquisitions of CIM and ServiWrap, which were completed in September 2009 and December 2009, respectively; and (c) increased sales of $1,273,000 from pipeline and construction products.  These increases were partially offset by decreased sales of $638,000 in custom products as our key customers assess their inventory levels and closely monitor their own customer demands.

Cost of Products and Services Sold

Cost of products and services sold increased $5,020,000 or 33% to $20,060,000 in the quarter ended November 30, 2010 compared to $15,040,000 in the same period in fiscal 2010.  As a percentage of revenues, cost of products and services sold increased to 64% in the current fiscal year compared to 62% in the same period in fiscal 2010.  The increase in the cost of products and services sold as a percentage of revenue was primarily due to greater sales of lower margin products as well as the rise in the price of certain commodity and petroleum based raw materials. Additionally, recent costs related to facility and production renovations were incurred as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $229,000 or 4% to $6,588,000 in the quarter ended November 30, 2010 compared to $6,359,000 in the same period in fiscal 2010. The increase in the current quarter over the prior year period is primarily attributable to incremental expenses from the ServiWrap acquisition, including amortization of intangible assets of $190,000, as well as increased sales commissions and other selling related expenses resulting from increased revenues for the current quarter as compared to the prior year period.  These increases were partially offset by our continued emphasis on controlling costs, including reduced travel and external consulting costs.

Interest Expense

Interest expense increased $33,000 or 55% to $93,000 in the quarter ended November 30, 2010 compared to $60,000 in the same period in fiscal 2010.  The increase in interest expense over the prior year period is a direct result of our $7.0 million term loan agreement related to the December 2009 acquisition of the ServiWrap product lines.

Other Income (Expense)

Other income increased $7,000 or 6% to $116,000 in the quarter ended November 30, 2010 compared to $109,000 in the same period in the prior year.  Other income primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  The increase in other income from the prior year is primarily due to foreign exchange gains caused by the continued weakening of both the sterling and the euro, and the subsequent revaluation of some of our European sales transactions completed in other functional currencies (and subsequently translated to the sterling and the euro).

Net Income

Consolidated net income increased $802,000 or 38% to $2,925,000 in the quarter ended November 30, 2010 compared to $2,123,000 in fiscal 2010.  Income from continuing operations increased $1,076,000 or 58% to $2,925,000 in the current fiscal year to date period compared to $1,849,000 in the same period in fiscal 2010.  The increase in net income from continuing operations in the current year is a result of the revenue growth discussed previously.  Income from discontinued operations of $274,000 in the prior year period was from our Chase EMS business which was sold in June 2010.

Liquidity and Sources of Capital

Our overall cash balance decreased $445,000 to $16,895,000 at November 30, 2010 from $17,340,000 at August 31, 2010. The cash balances at both November 30, 2010 and August 31, 2010 were a result of the June 2010 sale of our Electronic Manufacturing Services business as well as cash flows generated from operations during the year.  Additionally, a portion of cash held as of November 30, 2010 was subsequently used in December 2010 to pay our annual dividend.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $141,000 in the first quarter of fiscal 2011 compared to $2,078,000 in the prior year’s first quarter.  Cash provided by operations during the first three months of fiscal 2011 was primarily due to operating income, decreased accounts receivable and increased accounts payable balances offset by increased inventory balances resulting from purchases of raw materials and a decrease in accrued income taxes due to the timing of tax payments.

The ratio of current assets to current liabilities was 2.5 as of November 30, 2010 compared to 2.6 as of August 31, 2010.  The decrease in our current ratio at November 30, 2010 was primarily attributable to decreases in cash, accounts receivable and other current assets coupled with an increase for the accrual of the fiscal 2010 annual dividend which was declared in the current quarter and paid in December 2010.  This was partially offset by an increase in inventory resulting from purchases of raw materials and a decrease in accrued income taxes due to the timing of tax payments.

Cash flow provided by investing activities of $1,227,000 was primarily due to the $1,478,000 additional proceeds received from the sale of our Chase EMS business, partially offset by cash paid for purchases of machinery and equipment at our manufacturing locations during fiscal 2011.

Cash flow used in financing activities of $1,858,000 was primarily due to payments made on the bank loans used to finance our prior year acquisitions of CIM and ServiWrap, as well as the first of three scheduled promissory note payments of $1,000,000 to the CIM shareholders in accordance with the CIM stock purchase agreement, described in more detail below.

On October 14, 2010, we announced a cash dividend of $0.35 per share (totaling approximately $3,131,000), comprised of $0.30 related to earnings from continuing operations and $0.05 related to earnings from discontinued operations, to shareholders of record on October 31, 2010 and payable on December 3, 2010.

We continue to have long-term unsecured credit available up to $10 million with Bank of America at the bank’s base lending rate or, at our option, at the effective London Interbank Offered Rate (LIBOR) plus 150 basis points.  As of November 30, 2010 and December 31, 2010, the entire amount of $10 million was available for use.  We plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2011 and future periods.

Under the terms of our credit facility, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  We were in compliance with our debt covenants as of November 30, 2010.  The line of credit has a maturity date of March 31, 2013.

We borrowed $10.0 million from Bank of America in September 2009 in order to fund our acquisition of CIM. This borrowing involved an unsecured, three year term note (the “Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 175 basis points, with interest payments due on the last day of each month.  At November 30, 2010, the applicable interest rate was 2.01% per annum.  In addition to monthly interest payments, we are repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012, when we will repay the remaining principal balance plus any interest then due. The Term Note is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Note is allowed at any time during the term of the loan.

As part of the CIM acquisition in September 2009, we also delivered $3,000,000 in non-negotiable promissory notes (the “Notes”) payable to five CIM shareholders, who were the holders of all of the issued and outstanding shares of capital stock of CIM as of the acquisition date.  The principal of the Notes is being paid in three consecutive annual installments of $1,000,000 each, with the first installment paid in September 2010. The second and third installments will be paid in September 2011 and September 2012, respectively. Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At November 30, 2010, the applicable interest rate was 0.84% per annum.

In December 2009, we borrowed $7.0 million from RBS Citizens in order to fund our acquisition of the ServiWrap product lines.  This borrowing involved an unsecured, three year term note (the “Term Loan”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 190 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Loan is allowed at any time.  At November 30, 2010, the applicable interest rate was 2.15% per annum.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

We currently have several on-going capital projects that are important to our long term strategic goals.  These include building and equipment improvements required to integrate the ServiWrap product lines into our existing operations in England, and renovation of our facility in Oxford, MA to allow for increased storage capacity and provide space to integrate future acquisitions. We have also begun additional renovations of our facility in O’Hara Township, PA in order to add storage capacity and improve efficiencies for existing product lines, as well as provide space to integrate future acquisitions.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

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

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2010 for a complete discussion of our contractual obligations.

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  The updated standard requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements.  The three-level fair value hierarchy is described in more detail in Note 10 to these financial statements.  ASU 2010-06 is effective for fiscal years beginning after December 15, 2009 except for the Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The portion of the update which was effective for fiscal years beginning after December 15, 2009 was adopted by us effective March 1, 2010 and the adoption did not have any effect on our consolidated financial position, results of operations or cash flows. The portion of the update which is effective for fiscal years beginning after December 15, 2010 will not have an impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the three months ended November 30, 2010 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2010.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2010, other than our restricted investments (which are restricted for use in a non qualified retirement savings plan for certain key employees and Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of November 30, 2010, we had cash balances in the United Kingdom for our HumiSeal Europe Ltd and Chase Protective Coatings Ltd divisions denominated primarily in pounds sterling and equal to US $5,296,000 and cash balances in France for our HumiSeal Europe SARL division denominated primarily in euros and equal to US $536,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We incurred a foreign currency translation gain for the three months ended November 30, 2010 in the amount of $206,000 related to our European operations which is recorded in other comprehensive income within our Statement of Stockholders’ Equity.  We do not have or utilize any derivative financial instruments.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of November 2010, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Form 10-K for the fiscal year ended August 31, 2010 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: January 10, 2011	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: January 10, 2011	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas,
Chief Financial Officer and Treasurer