Form 10-Q
period 2011-02-28
CHASE CORP
filed 2011-04-11
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2011

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

The number of shares of Common Stock outstanding as of March 31, 2011 was 8,957,732.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2011

Part 1 – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2011	2010
ASSETS
Current Assets:
Cash & cash equivalents	$12,546	$17,340
Accounts receivable, less allowance for doubtful accounts of $271 and $347	17,229	18,655
Inventories	19,097	14,678
Prepaid expenses and other current assets	1,076	2,465
Deferred income taxes	258	258
Total current assets	50,206	53,396

Property, plant and equipment, net	27,729	27,414

Other Assets:
Goodwill	17,675	17,437
Intangible assets, less accumulated amortization of $9,119 and $7,777	17,192	17,942
Cash surrender value of life insurance	6,294	6,203
Restricted investments	779	611
Deferred income taxes	103	120
Other assets	65	78
	$120,043	$123,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,708	$6,627
Accrued payroll and other compensation	1,486	3,546
Accrued expenses	3,671	3,514
Accrued income taxes	594	2,849
Current portion of long-term debt	4,400	4,400
Total current liabilities	16,859	20,936

Long-term debt, less current portion	9,967	12,667
Deferred compensation	1,662	1,520
Accumulated pension obligation	6,280	6,022
Other liabilities	525	525

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 8,957,732 shares at February 28, 2011 and 8,780,988 shares at August 31, 2010 issued and outstanding	896	878
Additional paid-in capital	9,968	9,210
Accumulated other comprehensive loss	(3,501)	(4,730)
Retained earnings	77,387	76,173
Total stockholders’ equity	84,750	81,531
Total liabilities and stockholders’ equity	$120,043	$123,201

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Revenues
Sales	$25,652	$25,417	$56,490	$49,278
Royalties and commissions	609	346	1,038	749
	26,261	25,763	57,528	50,027
Costs and Expenses
Cost of products and services sold	17,441	17,102	37,501	32,142
Selling, general and administrative expenses	6,594	6,565	13,182	12,924

Operating income	2,226	2,096	6,845	4,961

Interest expense	(87)	(100)	(180)	(160)
Other income (expense)	8	(134)	124	(25)

Income from continuing operations before income taxes	2,147	1,862	6,789	4,776

Income taxes	727	669	2,444	1,734

Income from continuing operations, net of taxes	1,420	1,193	4,345	3,042

Income from discontinued operations, net of taxes of $286 & $467	—	433	—	707

Net income	$1,420	$1,626	$4,345	$3,749

Net income available to common shareholders, per common and common equivalent share

Basic
Continuing operations	$0.16	$0.14	$0.49	$0.35
Discontinued operations	—	0.05	—	0.08

Net income per common and common equivalent share	$0.16	$0.19	$0.49	$0.43

Diluted
Continuing operations	$0.16	$0.13	$0.48	$0.34
Discontinued operations	—	0.05	—	0.08

Net income per common and common equivalent share	$0.16	$0.18	$0.48	$0.42

The sum of individual share amounts may not equal due to rounding

Weighted average shares outstanding
Basic	8,718,893	8,534,240	8,705,145	8,527,943
Diluted	8,757,070	8,606,630	8,753,049	8,603,449

Cash dividends declared per share			$0.35	$0.20

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2011

(UNAUDITED)

In thousands, except share and per share amounts

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2010	8,780,988	$878	$9,210	$(4,730)	$76,173	$81,531
Restricted stock grants, net of forfeitures	128,736	13	(13)			—
Amortization of restricted stock grants			511			511
Amortization of stock option grants			261			261
Exercise of stock options	71,000	7	366			373
Common stock received for payment of stock option exercises	(22,240)	(2)	(371)			(373)
Excess tax benefit from stock based compensation			17			17
Common stock retained to pay statutory minimum withholding taxes on common stock	(752)	—	(13)			(13)
Cash dividend declared, $0.35 per share					(3,131)	(3,131)
Pension amortization, net of tax of $63				94		94	$94
Foreign currency translation adjustment				1,061		1,061	1,061
Net unrealized gain on restricted investments, net of tax of $50				74		74	74
Net income					4,345	4,345	4,345
Comprehensive income						—	$5,574
Balance at February 28, 2011	8,957,732	$896	$9,968	$(3,501)	$77,387	$84,750

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,345	$3,749
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,225	1,533
Amortization	1,147	1,241
Provision for losses on accounts receivable	(78)	100
Stock based compensation	772	991
Realized loss (gain) on restricted investments	(13)	(5)
Excess tax benefit from stock based compensation	(17)	(11)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,681	(4,344)
Inventories	(4,352)	(1,344)
Prepaid expenses & other assets	(60)	(1,797)
Accounts payable	3	1,605
Accrued payroll, compensation and expenses	(1,726)	(953)
Accrued income taxes	(2,317)	268
Deferred compensation	142	29
Net cash provided by operating activities	752	1,062

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,348)	(1,860)
Payments for acquisitions, net of cash acquired	—	(25,593)
Additional proceeds from sale of discontinued operations	1,478	—
Withdrawals from restricted investments, net of contributions	(30)	(28)
Payments for cash surrender value life insurance, including valuation (increase)/decrease	(91)	(86)
Net cash provided by (used in) investing activities	9	(27,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	910	27,112
Payments of principal on debt	(3,610)	(7,005)
Dividend paid	(3,131)	(1,759)
Proceeds from exercise of common stock options	—	73
Payments of statutory minimum taxes on stock options and restricted stock	(13)	(7)
Excess tax benefit from stock based compensation	17	11
Net cash (used in) provided by financing activities	(5,827)	18,425

DECREASE IN CASH	(5,066)	(8,080)
Effect of foreign exchange rates on cash	272	(230)
CASH, BEGINNING OF PERIOD	17,340	11,643

CASH, END OF PERIOD	$12,546	$3,333

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$—	$135
Common stock received for payment of stock option exercises	$373	$—
Property, plant & equipment additions included in accounts payable	$114	$228
Notes payable to CIM shareholders related to acquisition	$—	$3,000

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of February 28, 2011, the results of operations and cash flows for the interim periods ended February 28, 2011 and 2010, and changes in stockholders’ equity for the interim period ended February 28, 2011.

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

On June 30, 2010, the Company divested its contract manufacturing services business in an all cash transaction, structured as a sale of substantially all of the assets of the Chase Electronic Manufacturing Services (“EMS”) business.  The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations for the prior period presented.  This business was historically reported by the Company as a separate reporting segment called Electronic Manufacturing Services.  Accordingly, the Company currently operates in one segment.  In the first quarter of fiscal 2011, pursuant to the Asset Purchase Agreement, the Company received additional proceeds of $1,478 based on the final net working capital of the Chase EMS business.

The Company has evaluated events and transactions subsequent to the balance sheet date.  Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

The results of operations for the interim period ended February 28, 2011 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

the year ended August 31, 2010, which are contained in the Company’s 2010 Annual Report on Form 10-K.

Note 2 — Recent Accounting Policies

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). The updated standard requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010.  The portion of the update which was effective for fiscal years beginning after December 15, 2009 was adopted by the Company effective March 1, 2010 and the adoption did not have any effect on its consolidated financial position, results of operations or cash flows. The portion of the update which is effective for fiscal years beginning after December 15, 2010 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of February 28, 2011 and August 31, 2010:

	February 28, 2011	August 31, 2010
Raw materials	$11,173	$8,497
Finished and in process	7,924	6,181
Total inventories	$19,097	$14,678

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

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Basic Earnings per Share

Income from continuing operations	$1,420	$1,193	$4,345	$3,042
Less: Allocated to participating securities	37	34	112	89
Available to common shareholders	$1,383	$1,159	$4,233	$2,953

Income from discontinued operations	$—	$433	$—	$707
Less: Allocated to participating securities	—	12	—	20
Available to common shareholders	$—	$421	$—	$687

Net income	$1,420	$1,626	$4,345	$3,749
Less: Allocated to participating securities	37	46	112	109
Available to common shareholders	$1,383	$1,580	$4,233	$3,640

Basic weighted averages shares outstanding	8,718,893	8,534,240	8,705,145	8,527,943

Income from continuing operations per share	$0.16	$0.14	$0.49	$0.35
Income from discontinued operations per share	—	0.05	—	0.08
Net income per common and common equivalent share	$0.16	$0.19	$0.49	$0.43

Diluted Earnings per Share

Income from continuing operations	$1,420	$1,193	$4,345	$3,042
Less: Allocated to participating securities	36	34	111	88
Available to common shareholders	$1,384	$1,159	$4,234	$2,954

Income from discontinued operations	$—	$433	$—	$707
Less: Allocated to participating securities	—	12	—	20
Available to common shareholders	$—	$421	$—	$687

Net income	$1,420	$1,626	$4,345	$3,749
Less: Allocated to participating securities	36	46	111	108
Available to common shareholders	$1,384	$1,580	$4,234	$3,641

Basic weighted averages shares outstanding	8,718,893	8,534,240	8,705,145	8,527,943

Additional dilutive common stock equivalents	38,177	72,390	47,904	75,506

Diluted weighted averages shares outstanding	8,757,070	8,606,630	8,753,049	8,603,449

Income from continuing operations per share	$0.16	$0.13	$0.48	$0.34
Income from discontinued operations per share	—	0.05	—	0.08
Net income per common and common equivalent share	$0.16	$0.18	$0.48	$0.42

The sum of individual share amounts may not equal due to rounding

For the three and six months ended February 28, 2011 and 2010, stock options to purchase 250,000 shares of common stock were outstanding, but were not included in the calculation of diluted income per share in either period because the options’ exercise prices were greater than the average market price of the common stock and thus their inclusion would be anti-dilutive.

The Company identified an immaterial error in the calculation of previously reported basic and diluted shares outstanding resulting in earnings per share being understated in certain periods in fiscal 2010.  The Company has revised the prior period financial statements to reflect the appropriate earnings per share.  This immaterial change results in basic earnings per share increasing from $.18 to $.19 for the three months ended February 28, 2010 and from $.42 to $.43 for the six months ended February 28, 2010.  Diluted earnings per share were not impacted for these periods.   The full fiscal year ended August 31, 2010 will be revised when the August 31, 2011 10-K is filed resulting in an increase in reported basic and diluted earnings per share from $1.39 and $1.38, respectively, to $ 1.42 and $1.41, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 5 — Stock Based Compensation

In August 2009, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 76,874 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2009 and a vesting date of August 31, 2012.  In December 2009, restricted stock in the amount of 8,421 shares related to this grant was forfeited in conjunction with the retirement of an executive officer of the Company.  Based on the fiscal year 2010 financial results coming in above the target, the grant was increased by 68,453 shares of restricted stock subsequent to the end of fiscal year 2010 in accordance with the performance measurement criteria of the award.  The adjusted restricted stock award of 136,906 shares was finalized in the quarter ended November 30, 2010 and no further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2010, the Board of Directors of the Company approved the fiscal year 2011 Long Term Incentive Plan (“LTIP”) for the executive officers.  The fiscal 2011 LTIP is an equity based plan with a grant date of September 1, 2010 and containing the following components:

Restricted Shares — (a) a performance and service based restricted stock grant of 32,835 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2013.  These shares are subject to a performance measurement based upon the results of fiscal year 2011 which will determine the final calculation of the number of shares that will be issued (which may be greater than or less than 32,835 shares).  Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments. (b) a time-based restricted stock grant of 16,417 shares in the aggregate, and a vesting date of August 31, 2013.  Compensation expense is being recognized on a ratable basis over the vesting period.

Stock options — options to purchase 62,425 shares of common stock, in the aggregate with an exercise price of $12.70 per share.  The options will vest in three equal annual allotments beginning on August 31, 2011 and ending on August 31, 2013. The options will expire on August 31, 2020.

As part of their annual retainer, non-employee members of the Board of Directors receive a combined total of $169 of Chase Corporation common stock, in the form of restricted stock valued in conjunction with the start of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award vests one year from the date of grant.  In February 2011, non-employee members of the Board received a total grant of 11,031 shares of restricted stock for service for the period from January 31, 2011 through January 31, 2012.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve month vesting period.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The Company’s products are sold world-wide.  For the quarters ended February 28, 2011 and 2010, sales from its operations located in the United Kingdom accounted for 14% and 19% of total Company revenues from continuing operations, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 13% of total Company revenues from continuing operations compared to 14% in the same period in fiscal 2010.   No other foreign geographic area accounted for more than 10% of consolidated revenues for the three and six month periods ended February 28, 2011 and 2010.

As of February 28, 2011 and August 31, 2010, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $2,057 and $2,020, respectively, located in the United Kingdom.   These balances exclude goodwill and intangibles of $13,685 and $13,757, as of February 28, 2011 and August 31, 2010, respectively.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

Goodwill
Balance at August 31, 2010	$17,437
FX translation adjustment	238
Balance at February 28, 2011	$17,675

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at February 28, 2011 and August 31, 2010:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
February 28, 2011
Patents and agreements	12.7 years	$2,241	$2,149	$92
Formulas and technology	9.8 years	3,571	1,119	2,452
Trade names	4.7 years	1,393	573	820
Customer lists and relationships	10.4 years	19,106	5,278	13,828
		$26,311	$9,119	$17,192

August 31, 2010
Patents and agreements	12.7 years	$2,237	$2,118	$119
Formulas and technology	9.8 years	3,530	914	2,616
Trade names	4.7 years	1,348	445	903
Customer lists and relationships	10.4 years	18,604	4,300	14,304
		$25,719	$7,777	$17,942

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2011 and 2010 was $1,147 and $1,241, respectively.  Estimated amortization expense for the remainder of fiscal year 2011 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2011 (remaining six months)	$1,193
2012	2,373
2013	2,256
2014	2,199
2015	2,001
2016	1,939
$11,961

Note 8 — Commitments and Contingencies

The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of February 2011, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 9 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2011 and 2010 are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Service cost	$132	$124	$263	$247
Interest cost	107	123	215	245
Expected return on plan assets	(110)	(100)	(220)	(199)
Amortization of prior service cost	18	21	37	43
Amortization of unrecognized loss	60	53	120	106
Net periodic benefit cost	$207	$221	$415	$442

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 28, 2011, the Company had not made any contributions in the current fiscal year to fund its obligations under the pension plan.  However, the Company currently plans to contribute approximately $750 to fund pension plan obligations in the fiscal year ending August 31, 2011.

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

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within Level 1 in the fair value hierarchy.   The financial assets classified as Level 1 as of February 28, 2011 and August 31, 2010 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and Directors.

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2011 and August 31, 2010:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	February 28, 2011	$779	$779	$—	$—

Restricted investments	August 31, 2010	$611	$611	$—	$—

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

Overview

Revenues and net income from continuing operations in the first six months of fiscal year 2011 surpassed prior year results for the comparable period.   Revenues increased over last year primarily due to increased sales in the wire & cable and electronic coatings product lines as a result of greater demand in the industrial controls, automotive and electrical cable markets.  Additionally, revenues in the current year have continued to benefit from sales generated from our prior year acquisitions of CIM® in September 2009 and ServiWrap® in December 2009. These were partially offset by a reduction in our custom product sales in the current year compared to those realized in the prior year.

As mentioned in prior quarters, we continue to have several on going capital projects that are important to our long term strategic goals.  These include the renovation of our facility in Oxford, MA to allow for increased storage capacity and provide space to integrate future acquisitions, and additional renovations of our facility in O’Hara Township, PA in order to add storage capacity and improve efficiencies for existing product lines, as well as to provide space to integrate future acquisitions.  We also recently finalized the details on a new lease agreement to move our HumiSeal Europe LTD manufacturing operations from Camberley, UK to a modern state-of-the-art facility in Winnersh, UK.

For the remainder of fiscal year 2011, we will remain focused on our key strategies and initiatives, and the impact that the overall economy will have on our business.  The cost of raw materials including petroleum related goods and its resulting effect on our core product lines is critical to our profitability.  We will also continue our product and marketing development efforts for our established product lines in order to seize new business opportunities as they arise.

We have one reportable segment which is summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Specialized Manufacturing	• Wire & Cable • Electronic Coatings • Pipeline & Construction • Custom Products

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

Results of Continuing Operations

Total Revenues

Total revenues increased $498,000 or 2% to $26,261,000 for the quarter ended February 28, 2011 compared to $25,763,000 in the same quarter of the prior year.  Total revenues increased $7,501,000 or 15% to $57,528,000 in the fiscal year to date period compared to $50,027,000 in the same period in fiscal 2010.  The increase in revenues compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively:  (a) increased sales of $1,807,000 and $3,935,000 in the wire & cable product line primarily due to increased demand in the electrical cable market; and (b) increased sales of $1,276,000 and $2,437,000 in the electronic coatings product line primarily due to increased demand in the industrial controls and automotive markets.  We also experienced increased sales of $1,318,000 in the year to date period from the fiscal 2010 acquisitions of CIM and ServiWrap, which were completed in September 2009 and December 2009, respectively.  Despite positive results for the year to date period, the pipeline & construction product line reflects decreased current quarter sales of $2,668,000 from the prior year period.  Conversely, despite positive results for the quarter, the custom products product line had decreased sales of $376,000 in the current fiscal year to date period compared to the same period in fiscal 2010.

Cost of Products and Services Sold

Cost of products and services sold increased $339,000 or 2% to $17,441,000 for the quarter ended February 28, 2011 compared to $17,102,000 in the prior year quarter.  Cost of products and services sold increased $5,359,000 or 17% to $37,501,000 in the fiscal year to date period compared to $32,142,000 in the same period in fiscal 2010.  As a percentage of revenues, cost of products and services sold remained relatively flat at 66% in the current fiscal quarter compared to the same period in fiscal 2010, and increased to 65% in the current fiscal year to date period compared to 64% in the same period in fiscal 2010.  The increase in the cost of products and services sold as a percentage of revenue in the year to date period was primarily due to greater sales of lower margin products as well as the rise in the price of certain commodity and petroleum based raw materials.  Additionally, increased costs related to facility and production renovations were incurred as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses had a slight increase of $29,000 to $6,594,000 for the quarter ended February 28, 2011 compared to $6,565,000 in the prior year quarter.  Selling, general and administrative expenses increased $258,000 or 2% to $13,182,000 in the fiscal year to date period compared to $12,924,000 in the same period in fiscal 2010.  As a percentage of revenues, selling, general and administrative expenses remained relatively flat at 25% in the current fiscal quarter compared to the same period in fiscal 2010 primarily due to our continued emphasis on controlling costs, including reduced travel and external consulting costs.  For the current fiscal year to date period, selling, general and administrative expenses as a percentage of revenues decreased to 23% compared to 26% in the same period in fiscal 2010.  This decrease was primarily due to incremental expenses in the prior fiscal year resulting from the CIM and ServiWrap acquisitions, including acquisition costs of $401,000 and amortization of intangible assets of $256,000. These decreases were partially offset by increased sales commissions and other selling related expenses resulting from increased revenues for the current year compared to the prior year period.

Interest Expense

Interest expense decreased $13,000 or 13% to $87,000 for the quarter ended February 28, 2011 compared to $100,000 in the prior year quarter.  The decrease in interest expense in the current quarter compared to the prior year period results from the reduction in our overall debt balances through principal payments from operating cash flow.   Interest expense increased $20,000 or 13% to $180,000 for the fiscal year to date period compared to $160,000 in the same period in fiscal 2010.  The increase in interest expense in the fiscal 2011 period is a result of our $7.0 million term loan agreement related to the December 2009 acquisition of the ServiWrap product lines, which was outstanding for approximately one third of the prior year period.

Other Income (Expense)

Other income of $8,000 increased $142,000 or 106% in the quarter ended February 28, 2011 compared to other expense of $134,000 in the prior year quarter.  Other income was $124,000, an increase of $149,000 for the fiscal year to date period compared to other expense of $25,000 in the same period in fiscal 2010.  Other income primarily includes interest income and foreign exchange gains caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  The increase in other income (expense) in both the quarter and year to date period is primarily due to foreign exchange gains caused by the weakening of both the sterling and the euro, and the subsequent revaluation of some of our European sales transactions completed in other functional currencies (and subsequently translated to the sterling and the euro).

Net Income

Consolidated net income decreased $206,000 or 13% to $1,420,000 in the quarter ended February 28, 2011 compared to $1,626,000 in the prior year quarter. Consolidated net income increased $596,000 or 16% to $4,345,000 for the fiscal year to date period compared to $3,749,000 in the same period in fiscal 2010.

Income from continuing operations increased $227,000 or 19% to $1,420,000 in the current quarter as compared to $1,193,000 in the same period in fiscal 2010. Income from continuing operations increased $1,303,000 or 43% to $4,345,000 in the current fiscal year to date period compared to $3,042,000 in the same period in fiscal 2010.  The increase in net income from continuing operations for both the quarter and fiscal year to date as compared to the prior year periods is a result of the revenue growth discussed previously.

Income from discontinued operations of $433,000 and $707,000 for the prior year quarter and year to date periods, respectively, was from our Chase EMS business which was sold in June 2010.

Liquidity and Sources of Capital

Our overall cash balance decreased $4,794,000 to $12,546,000 at February 28, 2011 from $17,340,000 at August 31, 2010.  The higher cash balance at August 31, 2010 was a result of the June 2010 sale of our Electronic Manufacturing Services business as well as cash flows generated from operations during the year.  A portion of cash held as of August 31, 2010 was subsequently used in December 2010 to pay our annual dividend.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisition opportunities.

Cash flow provided by operations was $752,000 in the first six months of fiscal year 2011 compared to $1,062,000 in the prior year period.  Cash provided by operations during the first half of fiscal 2011 was primarily due to operating income and decreased accounts receivable offset by increased inventory balances resulting from purchases of raw materials and a decrease in accrued payroll and other compensation and accrued income taxes due to the timing of tax payments.

The ratio of current assets to current liabilities was 3.0 as of February 28, 2011, compared to 2.6 as of August 31, 2010.  The increase in our current ratio at February 28, 2011 was primarily attributable to an increase in inventory resulting from purchases of raw materials and decreases in accrued income taxes due to the timing of tax payments and accrued payroll and other compensation.   This was partially offset by decreases in cash, accounts receivable and other current assets.

Cash flow provided by investing activities of $9,000 was primarily due to the additional proceeds of $1,478,000 received from the sale of our Chase EMS business, offset by purchases of machinery and equipment for our manufacturing locations.

Cash flow used in financing activities of $5,827,000 was primarily due to our annual dividend payment and payments made on the bank loans we used to finance our prior year acquisitions of CIM and ServiWrap.  Additionally, we paid the first of three scheduled promissory note payments of $1,000,000 to the CIM shareholders in accordance with the CIM stock purchase agreement, described in more detail below.

On October 14, 2010, we announced a cash dividend of $0.35 per share (totaling approximately $3,131,000).  This comprised $0.30 related to earnings from continuing operations and $0.05 related to earnings from discontinued operations.  The dividend was payable on December 3, 2010 to shareholders of record on October 31, 2010.

We continue to have long-term unsecured credit available up to $10 million with Bank of America at the bank’s base lending rate or, at our option, at the effective London Interbank Offered Rate (LIBOR) plus 150 basis points.  As of March 31, 2011 and February 28, 2011, the entire amount of $10 million was available for use.

Under the terms of our line of credit, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  We were in compliance with our debt covenants as of February 28, 2011.  The line of credit currently has a maturity date of March 31, 2013.

We borrowed $10.0 million from Bank of America in September 2009 in order to fund our acquisition of CIM.  This borrowing involved an unsecured, three year term note (the “Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 175 basis points, with interest payments due on the last day of each month.  At February 28, 2011, the applicable interest rate was 2.01% per annum.  In addition to monthly interest payments, we are repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Note is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Note is allowed at any time during the term of the loan.

As part of the CIM acquisition, we also delivered $3 million in non-negotiable promissory notes (the “Notes”) payable to five CIM shareholders, who were the holders of all of the issued and outstanding shares of capital stock of CIM as of the acquisition date.   The principal of the Notes is being paid in three consecutive annual installments of $1 million each, with the first installment paid in September 2010.  The second and third installments will be paid in September 2011 and 2012, respectively.  Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At February 28, 2011, the applicable interest rate was 0.84% per annum.

In December 2009, we borrowed $7.0 million from RBS Citizens in order to fund our acquisition of the ServiWrap product line.  This borrowing involved an unsecured, three year term note (the “Term Loan”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 190 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Loan is allowed at any time.  At February 28, 2011, the applicable interest rate was 2.17% per annum.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

We currently have several on-going capital projects that are important to our long term strategic goals.  These include the renovation of our facility in Oxford, MA to allow for increased storage capacity and provide space to integrate future acquisitions, and additional renovations of our facility in O’Hara Township, PA in order to add storage capacity and improve efficiencies for existing product lines, as well as provide space to integrate future acquisitions.  We also recently finalized the details on a new lease agreement to move our HumiSeal Europe LTD manufacturing operations from Camberley, UK to a modern state-of-the-art facility in Winnersh, UK.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  The updated standard requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements.  The three-level fair value hierarchy is described in more detail in Note 10 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010.  The portion of the update which was effective for fiscal years beginning after December 15, 2009 was adopted by us effective March 1, 2010 and the adoption did not have any effect on our consolidated financial position, results of operations or cash flows. The portion of the update which is effective for fiscal years beginning after December 15, 2010 will not have an impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the six months ended February 28, 2011 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2010.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  As of February 28, 2011, other than our restricted investments (which are restricted for use in a nonqualified retirement savings plan for certain key employees and Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of February 28, 2011, we had cash balances in the United Kingdom denominated primarily in pounds sterling and equal to US $5,734,000 and cash balances in France denominated primarily in euros and equal to US $505,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We incurred a foreign currency translation gain for the six months ended February 28, 2011 in the amount of $1,061,000 related to our European operations which was recorded in other comprehensive income within our Statement of Stockholders’ Equity.  We do not have or utilize any derivative financial instruments.

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of February 2011, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Form 10-K for the fiscal year ended August 31, 2010 for a discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: April 11, 2011	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: April 11, 2011	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer