Form 10-Q
period 2011-05-31
CHASE CORP
filed 2011-07-11
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2011

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

The number of shares of Common Stock outstanding as of June 30, 2011 was 8,964,058.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2011

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2011	2010
ASSETS
Current Assets:
Cash & cash equivalents	$15,201	$17,340
Accounts receivable, less allowance for doubtful accounts of $365 and $347	18,462	18,655
Inventories	21,411	14,678
Prepaid expenses and other current assets	1,304	2,465
Deferred income taxes	258	258
Total current assets	56,636	53,396

Property, plant and equipment, net	28,907	27,414

Other Assets:
Goodwill	18,082	17,437
Intangible assets, less accumulated amortization of $9,823 and $7,777	16,828	17,942
Cash surrender value of life insurance	6,263	6,203
Restricted investments	803	611
Deferred income taxes	93	120
Other assets	58	78
	$127,670	$123,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,710	$6,627
Accrued payroll and other compensation	2,630	3,546
Accrued expenses	4,097	3,514
Accrued income taxes	1,588	2,849
Current portion of long-term debt	4,400	4,400
Total current liabilities	21,425	20,936

Long-term debt, less current portion	9,117	12,667
Deferred compensation	1,674	1,520
Accumulated pension obligation	6,031	6,022
Other liabilities	525	525

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 8,964,058 shares at May 31, 2011 and 8,780,988 shares at August 31, 2010 issued and outstanding	896	878
Additional paid-in capital	10,475	9,210
Accumulated other comprehensive loss	(2,826)	(4,730)
Retained earnings	80,353	76,173
Total stockholders’ equity	88,898	81,531
Total liabilities and stockholders’ equity	$127,670	$123,201

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Revenues
Sales	$32,132	$32,854	$88,622	$82,132
Royalties and commissions	494	426	1,532	1,175
	32,626	33,280	90,154	83,307
Costs and Expenses
Cost of products and services sold	21,230	20,318	58,732	52,461
Selling, general and administrative expenses	7,209	7,078	20,461	20,001

Operating income	4,187	5,884	10,961	10,845

Interest expense	(45)	(100)	(154)	(259)
Other income (expense)	48	99	172	74

Income from continuing operations before income taxes	4,190	5,883	10,979	10,660

Income taxes	1,224	2,048	3,668	3,783

Income from continuing operations, net of taxes	2,966	3,835	7,311	6,877

Income from discontinued operations, net of taxes of $373 & $841	—	565	—	1,271

Net income	$2,966	$4,400	$7,311	$8,148

Net income available to common shareholders, per common and common equivalent share

Basic
Continuing operations	$0.33	$0.43	$0.82	$0.78
Discontinued operations	—	0.06	—	0.14

Net income per common and common equivalent share	$0.33	$0.50	$0.82	$0.93

Diluted
Continuing operations	$0.33	$0.43	$0.81	$0.78
Discontinued operations	—	0.06	—	0.14

Net income per common and common equivalent share	$0.33	$0.50	$0.81	$0.92

The sum of individual share amounts may not total due to rounding

Weighted average shares outstanding
Basic	8,733,336	8,576,066	8,717,427	8,543,773
Diluted	8,778,884	8,642,291	8,763,850	8,618,548

Cash dividends declared per share			$0.35	$0.20

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED MAY 31, 2011

(UNAUDITED)

In thousands, except share and per share amounts

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2010	8,780,988	$878	$9,210	$(4,730)	$76,173	$81,531
Restricted stock grants, net of forfeitures	132,985	13	(13)			—
Amortization of restricted stock grants			867			867
Amortization of stock option grants			395			395
Stock grants	390	—	7			7
Exercise of stock options	73,500	7	379			386
Common stock received for payment of stock option exercises	(23,053)	(2)	(384)			(386)
Excess tax benefit from stock based compensation			27			27
Common stock retained to pay statutory minimum withholding taxes on common stock	(752)	—	(13)			(13)
Cash dividend paid, $0.35 per share					(3,131)	(3,131)
Pension amortization, net of tax of $94				141		141	$141
Foreign currency translation adjustment				1,680		1,680	1,680
Net unrealized gain on restricted investments, net of tax of $55				83		83	83
Net income					7,311	7,311	7,311
Comprehensive income						—	$9,215
Balance at May 31, 2011	8,964,058	$896	$10,475	$(2,826)	$80,353	$88,898

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Nine Months Ended May 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,311	$8,148
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,868	2,340
Amortization	1,729	2,133
Provision for losses on accounts receivable	14	174
Stock based compensation	1,269	1,666
Realized loss (gain) on restricted investments	(16)	(10)
Increase (decrease) in cash surrender value life insurance	(15)	(6)
Excess tax benefit from stock based compensation	(27)	(16)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	470	(7,084)
Inventories	(6,619)	(3,570)
Prepaid expenses & other assets	(266)	(364)
Accounts payable	1,943	1,738
Accrued payroll, compensation and expenses	(560)	1,208
Accrued income taxes	(1,337)	1,663
Deferred compensation	154	25
Net cash provided by operating activities	5,918	8,045

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,079)	(2,635)
Contingent purchase price for acquisition	(57)	(44)
Payments for acquisitions, net of cash acquired	—	(25,592)
Additional proceeds from sale of discontinued operations	1,478	—
Withdrawals from restricted investments, net of contributions	(37)	(35)
Payments for cash surrender value life insurance	(137)	(137)
Net cash used in investing activities	(1,832)	(28,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	1,191	31,893
Payments of principal on debt	(4,741)	(16,809)
Dividend paid	(3,131)	(1,759)
Proceeds from exercise of common stock options	—	231
Payments of statutory minimum taxes on stock options and restricted stock	(13)	(65)
Excess tax benefit from stock based compensation	27	16
Net cash (used in) provided by financing activities	(6,667)	13,507

DECREASE IN CASH	(2,581)	(6,891)
Effect of foreign exchange rates on cash	442	(431)
CASH, BEGINNING OF PERIOD	17,340	11,643

CASH, END OF PERIOD	$15,201	$4,321

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$—	$332
Common stock received for payment of stock option exercises	$386	$—
Accrual for future contingent payments related to acquisitions	$217	$116
Property, plant & equipment additions included in accounts payable	$150	$110
Notes payable to CIM shareholders related to acquisition	$—	$3,000

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2011, the results of operations and cash flows for the interim periods ended May 31, 2011 and 2010, and changes in stockholders’ equity for the interim period ended May 31, 2011.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the US dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings Ltd divisions are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company’s HumiSeal Europe SARL division in France are measured using the euro as the functional currency.  Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.  Translation gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the consolidated statements of operations.

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

The results of operations for the interim period ended May 31, 2011 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2010, which are contained in the Company’s 2010 Annual Report on Form 10-K.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted.  The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Note 3 — Inventories

Inventories consist of the following as of May 31, 2011 and August 31, 2010:

	May 31, 2011	August 31, 2010
Raw materials	$12,712	$8,497
Finished and in process	8,699	6,181
Total inventories	$21,411	$14,678

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Basic Earnings per Share

Income from continuing operations, net of taxes	$2,966	$3,835	$7,311	$6,877
Less: Allocated to participating securities	75	105	186	194
Available to common shareholders	$2,891	$3,730	$7,125	$6,683

Income from discontinued operations, net of taxes	$—	$565	$—	$1,271
Less: Allocated to participating securities	—	16	—	36
Available to common shareholders	$—	$549	$—	$1,235

Net income	$2,966	$4,400	$7,311	$8,148
Less: Allocated to participating securities	75	121	186	230
Available to common shareholders	$2,891	$4,279	$7,125	$7,918

Basic weighted averages shares outstanding	8,733,336	8,576,066	8,717,427	8,543,773

Income from continuing operations per share	$0.33	$0.43	$0.82	$0.78
Income from discontinued operations per share	—	0.06	—	0.14
Net income per common and common equivalent share	$0.33	$0.50	$0.82	$0.93

Diluted Earnings per Share

Income from continuing operations, net of taxes	$2,966	$3,835	$7,311	$6,877
Less: Allocated to participating securities	75	104	185	192
Available to common shareholders	$2,891	$3,731	$7,126	$6,685

Income from discontinued operations, net of taxes	$—	$565	$—	$1,271
Less: Allocated to participating securities	—	16	—	35
Available to common shareholders	$—	$549	$—	$1,236

Net income	$2,966	$4,400	$7,311	$8,148
Less: Allocated to participating securities	75	120	185	227
Available to common shareholders	$2,891	$4,280	$7,126	$7,921

Basic weighted averages shares outstanding	8,733,336	8,576,066	8,717,427	8,543,773

Additional dilutive common stock equivalents	45,548	66,225	46,423	74,775

Diluted weighted averages shares outstanding	8,778,884	8,642,291	8,763,850	8,618,548

Income from continuing operations per share	$0.33	$0.43	$0.81	$0.78
Income from discontinued operations per share	—	0.06	—	0.14
Net income per common and common equivalent share	$0.33	$0.50	$0.81	$0.92

The sum of individual share amounts may not total due to rounding

For the three months ended May 31, 2010, stock options to purchase 250,000 shares of common stock were outstanding, but were not included in the calculation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock and thus their inclusion would be anti-dilutive.  For the nine months ended May 31, 2011 and 2010, stock options to purchase 265,201 and 250,000 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted income per share.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

As previously reported, the Company identified an immaterial error in the calculation of previously reported basic and diluted shares outstanding resulting in earnings per share being understated in certain periods in fiscal 2010.  The Company has revised the prior period financial statements to reflect the appropriate earnings per share.  This immaterial change results in basic earnings per share increasing from $.49 to $.50 for the three months ended May 31, 2010 and from $.91 to $.93 for the nine months ended May 31, 2010.  Similarly, diluted earnings per share increased from $.48 and $.50 for the three months ended May 31, 2010 and from $.90 to $.92 for the nine months ended May 31, 2010.

Note 5 — Stock Based Compensation

In August 2009, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 76,874 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2009 and a vesting date of August 31, 2012.  In December 2009, restricted stock in the amount of 8,421 shares related to this grant was forfeited in conjunction with the retirement of an executive officer of the Company.  Based on the fiscal year 2010 financial results exceeding the target, the grant was increased by 68,453 shares of restricted stock subsequent to the end of fiscal year 2010 in accordance with the performance measurement criteria of the award.  The adjusted restricted stock award of 136,906 shares was finalized in the quarter ended November 30, 2010 and no further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

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

Stock options — options to purchase 62,425 shares of common stock in the aggregate with an exercise price of $12.70 per share.  The options will vest in three equal annual allotments beginning on August 31, 2011 and ending on August 31, 2013. The options will expire on August 31, 2020.  Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In April 2011, the Board of Directors of the Company approved a plan for issuing a time-based restricted stock grant of 4,249 shares in the aggregate to certain non executive officer employees, with an issue date of April 30, 2011 and a vesting date of April 30, 2014.  Compensation expense is being recognized on a ratable basis over the vesting period.

In April 2011, the Board of Directors of the Company authorized a grant of stock options to certain non executive officer employees to purchase 15,201 shares of common stock in the aggregate with an exercise price of $16.53 per share.  The options will vest in three equal annual allotments beginning on April 30, 2012 and ending on April 30, 2014. The options will expire on April 30, 2021.  Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

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

The Company’s products are sold worldwide.  For the quarters ended May 31, 2011 and 2010, sales from its operations located in the United Kingdom accounted for 12% and 13%, respectively, of total Company revenues.  For both the nine months ended May 31, 2011 and 2010, sales from its operations located in the United Kingdom accounted for 13% of total Company revenues.  No other foreign geographic area accounted for more than 10% of consolidated revenues for the three and nine month periods ended May 31, 2011 and 2010.

As of May 31, 2011 and August 31, 2010, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $2,348 and $2,020, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles in the United Kingdom of $13,676 and $13,757 as of May 31, 2011 and August 31, 2010, respectively.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

Goodwill
Balance at August 31, 2010	$17,437
Acquisition of Paper Tyger - additional earnout	57
Acquisition of Metronelec - additional earnout	217
FX translation adjustment	371
Balance at May 31, 2011	$18,082

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible assets subject to amortization consist of the following at May 31, 2011 and August 31, 2010:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2011
Patents and agreements	12.7 years	$2,242	$2,162	$80
Formulas and technology	9.7 years	3,594	1,223	2,371
Trade names	4.7 years	1,417	638	779
Customer lists and relationships	10.4 years	19,398	5,800	13,598
		$26,651	$9,823	$16,828

August 31, 2010
Patents and agreements	12.7 years	$2,237	$2,118	$119
Formulas and technology	9.8 years	3,530	914	2,616
Trade names	4.7 years	1,348	445	903
Customer lists and relationships	10.4 years	18,604	4,300	14,304
		$25,719	$7,777	$17,942

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2011 and 2010 was $1,729 and $2,133, respectively.  Estimated amortization expense for the remainder of fiscal year 2011 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2011 (remaining three months)	$596
2012	2,373
2013	2,256
2014	2,199
2015	2,001
2016	1,939
$11,364

Note 8 — Commitments and Contingencies

The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of May 2011, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

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

Note 9 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2011 and 2010 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Service cost	$132	$124	$395	$371
Interest cost	107	123	323	368
Expected return on plan assets	(110)	(102)	(330)	(302)
Amortization of prior service cost	18	21	55	64
Amortization of unrecognized loss	60	53	179	159
Net periodic benefit cost	$207	$219	$622	$660

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31, 2011, the Company has made contributions of $375 in the current fiscal year to fund its obligations under its pension plan, and plans to contribute an additional $375 over the remainder of the fiscal year ending August 31, 2011.

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

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within Level 1 in the fair value hierarchy.  The financial assets classified as Level 1 as of May 31, 2011 and August 31, 2010 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2011 and August 31, 2010:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	May 31, 2011	$803	$803	$—	$—

Restricted investments	August 31, 2010	$611	$611	$—	$—

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

Overview

Revenues and net income from continuing operations through nine months of fiscal year 2011 exceeded prior year results as greater demand in the industrial controls, automotive and electrical cable markets drove increased sales from our wire & cable and electronic coatings product lines.  The third quarter results fell short of last year primarily due to decreased sales of custom products to the construction and building sectors coupled with increased raw material costs.

We continue to renovate our facility in Oxford, MA and plan to successfully conclude the transition from Webster, MA in the first quarter of fiscal 2012.  This plant will allow for increased space with modern technology for our existing operations as well as provide space to integrate future acquisitions.  Additionally, our HumiSeal Europe LTD manufacturing operations will be moving from Camberley, UK to a modern state-of-the-art facility in Winnersh, UK.

We remain focused on our key strategies and initiatives while the continued uncertainty of the global economy and the rising cost of raw materials, including petroleum related goods, is a critical variable to our business.  The resulting effect on our core product lines has a direct impact on our profitability.  Our product and marketing development efforts for our established product lines continue and will allow us to seize new business opportunities as they arise.

We have one reportable segment which is summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Specialized Manufacturing	• Wire & Cable • Electronic Coatings • Pipeline & Construction • Custom Products

Provides protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, moisture protective coatings for electronics and printing services, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Results of Continuing Operations

Total Revenues

Total revenues decreased $654,000 or 2% to $32,626,000 for the quarter ended May 31, 2011 compared to $33,280,000 in the same quarter of the prior year.  Total revenues increased $6,847,000 or 8% to $90,154,000 in the fiscal year to date period compared to $83,307,000 in the same period in fiscal 2010.

The decrease in revenues in the current quarter compared to the prior year is a result of decreased sales of custom products of $1,701,000 due to less demand for our custom products.  This decline was offset by increased sales of $1,372,000 from our wire & cable product line, which benefitted from continued increased demand in the electrical cable market.

The increase in revenues in the fiscal year to date period compared to the prior year is a result of increased sales of (a) $5,538,000 from our wire & cable product line; (b) $2,301,000 in the electronic coatings product line, primarily due to increased demand in the industrial controls and automotive markets; and (c) $638,000 from our fiscal 2010 acquisition of CIM.  These increases were offset by decreased sales of $2,137,000 from our custom products product line.

Cost of Products and Services Sold

Cost of products and services sold increased $912,000 or 4% to $21,230,000 for the quarter ended May 31, 2011 compared to $20,318,000 in the prior year quarter.  Cost of products and services sold increased $6,271,000 or 12% to $58,732,000 in the fiscal year to date period compared to $52,461,000 in the same period in fiscal 2010.

As a percentage of sales, cost of products and services sold increased to 66% in both the current fiscal quarter and year to date periods compared to 62% and 64% in the quarter and year to date periods in fiscal 2010.  The increase in the cost of products and services sold as a percentage of sales was primarily due to rising prices in certain commodity and petroleum based raw materials as well as greater sales of lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $131,000 or 2% to $7,209,000 for the quarter ended May 31, 2011 compared to $7,078,000 in the prior year quarter.  Selling, general and administrative expenses increased $460,000 or 2% to $20,461,000 in the fiscal year to date period compared to $20,001,000 in the same period in fiscal 2010.

As a percentage of revenues, selling, general and administrative expenses increased to 22% in the quarter ended May 31, 2011 compared to 21% in the prior year period.  This increase was primarily due to greater emphasis and spending on research and development and marketing efforts.  For the current fiscal year to date period, selling, general and administrative expenses as a percentage of revenues decreased to 23% from 24% in the same period in fiscal 2010.  This decrease was primarily due to acquisition costs of $401,000 incurred in fiscal 2010 and lower stock based compensation expense in fiscal 2011. These were partially offset by increased research and development, sales commissions and other selling related expenses resulting from increased revenues in the current year.

Interest Income (Expense)

Interest expense decreased $55,000 to $45,000 for the quarter ended May 31, 2011 compared to $100,000 in the prior year quarter.  Interest expense decreased $105,000 to $154,000 for the fiscal year to date period ended May 31, 2011 compared to $259,000 in the same period in fiscal 2010.  The decrease in interest expense in both the current quarter and year to date period is primarily due to the capitalization of imputed interest on construction in process projects related to our Oxford, MA and Pittsburgh, PA facilities.

Other Income (Expense)

Other income decreased $51,000 or 52% to $48,000 for the quarter ended May 31, 2011 compared to $99,000 in the prior year quarter.  Other income increased $98,000 or 132% to $172,000 for the fiscal year to date period compared to $74,000 in the same period in fiscal 2010.

Other income primarily includes interest income and foreign exchange gains caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  The fluctuation in other income in both the quarter and year to date period is primarily due to foreign exchange gains (losses) caused by the volatility of the pound sterling and the euro, and the subsequent revaluation of some of our European sales transactions completed in other functional currencies (and subsequently translated to the pound sterling and the euro).

Net Income

Consolidated net income decreased $1,434,000 or 33% to $2,966,000 in the quarter ended May 31, 2011 compared to $4,400,000 in the prior year quarter.  Consolidated net income decreased $837,000 or 10% to $7,311,000 for the fiscal year to date period ended May 31, 2011 compared to $8,148,000 in the same period in fiscal 2010.

Income from continuing operations decreased $869,000 or 23% to $2,966,000 in the current quarter compared to $3,835,000 in the same period in fiscal 2010.  The decrease in the current quarter was primarily due to increased raw material costs and to a lesser extent from increased sales of lower margin products as compared to the prior year.

Income from continuing operations increased $434,000 or 6% to $7,311,000 in the current fiscal year to date period compared to $6,877,000 in the same period in fiscal 2010.  The increase was a result of increased revenues offset by increased raw material costs.

Income from discontinued operations of $565,000 and $1,271,000 for the prior year quarter and year to date periods, respectively, was from our Chase EMS business which was sold in June 2010.

Liquidity and Sources of Capital

Our overall cash balance decreased $2,139,000 to $15,201,000 at May 31, 2011 from $17,340,000 at August 31, 2010.  The higher cash balance at August 31, 2010 was a result of the June 2010 sale of our Electronic Manufacturing Services business as well as cash flows generated from operations during that year.  A portion of cash held as of August 31, 2010 was subsequently used in December 2010 to pay our annual dividend.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisition opportunities.

Cash flow provided by operations was $5,918,000 in the first nine months of fiscal 2011 compared to $8,045,000 in the prior year period.  Cash provided by operations during the first half of fiscal 2011 was primarily due to operating income offset by increased purchases of raw material inventory.

The ratio of current assets to current liabilities was 2.6 as of both May 31, 2011 and August 31, 2010.

Cash flow used in investing activities of $1,832,000 in the nine months ended May 31, 2011 was primarily due to purchases of machinery and equipment and improvements made to our Oxford, MA facility offset by additional proceeds of $1,478,000 received from the sale of our Chase EMS business.

Cash flow used in financing activities of $6,667,000 during the period was primarily due to our annual dividend payment and payments made on the bank loans we used to finance our prior year acquisitions of CIM and ServiWrap.  Additionally, we paid the first of three scheduled promissory note payments of $1,000,000 to the CIM shareholders in accordance with the CIM stock purchase agreement, described in more detail below.

On October 14, 2010, we announced a cash dividend of $0.35 per share (totaling approximately $3,131,000).  This comprised $0.30 related to earnings from continuing operations and $0.05 related to earnings from discontinued operations.  The dividend was paid on December 3, 2010 to shareholders of record on October 31, 2010.

We continue to have long-term unsecured credit available up to $10 million with Bank of America at the bank’s base lending rate or, at our option, at the effective London Interbank Offered Rate (LIBOR) plus 150 basis points.  As of May 31, 2011 and June 30, 2011, the entire amount of $10 million was available for use under this credit facility.

Under the terms of our line of credit, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  We were in compliance with our debt covenants as of May 31, 2011.  The line of credit currently has a maturity date of March 31, 2013.

We borrowed $10.0 million from Bank of America in September 2009 in order to fund our acquisition of CIM.  This borrowing involved an unsecured, three year term note (the “Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 175 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012, when we will repay the remaining principal balance plus any interest then due.  At May 31, 2011, the applicable interest rate was 1.94% per annum and the remaining principal balance was $6.5 million.  The Term Note is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Note is allowed at any time during the term of the loan.

As part of the CIM acquisition, we also delivered $3.0 million in non-negotiable promissory notes (the “Notes”) payable to five CIM shareholders, who were the holders of all of the issued and outstanding shares of capital stock of CIM as of the acquisition date.  The principal of the Notes is being paid in three consecutive annual installments of $1 million each, with the first installment paid in September 2010.  The second and third installments will be paid in September 2011 and 2012, respectively.  Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At May 31, 2011, the applicable interest rate was 0.84% per annum.

In December 2009, we borrowed $7.0 million from RBS Citizens in order to fund our acquisition of the ServiWrap product line.  This borrowing involved an unsecured, three year term note (the “Term Loan”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 190 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Loan is allowed at any time.  At May 31, 2011, the applicable interest rate was 2.10% per annum and the remaining principal balance was $5,017,000.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

We currently have several on-going capital projects that are important to our long term strategic goals.  These include the renovation of our facility in Oxford, MA and our facility in O’Hara Township, PA.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted.  The adoption of ASU 2011-05 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of our current presentation.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the nine months ended May 31, 2011 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2010.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  As of May 31, 2011, other than our restricted investments (which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of May 31, 2011, we had cash balances in the United Kingdom denominated primarily in pounds sterling and equal to US $6,049,000 and cash balances in France denominated primarily in euros and equal to US $673,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We incurred a foreign currency translation gain for the nine months ended May 31, 2011 in the amount of $1,679,000 related to our European operations which was recorded in other comprehensive income within our Statement of Stockholders’ Equity.  We do not have or utilize any derivative financial instruments.

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of May 2011, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

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

Chase Corporation

Dated: July 11, 2011	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: July 11, 2011	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer