Form 10-K
period 2011-08-31
CHASE CORP
filed 2011-11-14
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

Commission File Number: 1-9852

CHASE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	11-1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324
(Address of Principal Executive Offices, Including Zip Code)

(508) 819-4200
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 28, 2011 (the last business day of the registrant's second quarter of fiscal 2011), was approximately $103,932,655.

         As of October 31, 2011, the Company had outstanding 8,953,584 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

         Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's fiscal year ended August 31, 2011, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2011

PART I

ITEM 1—BUSINESS

Primary Operating Divisions and Facilities and Industry Segment

        Chase Corporation (the "Company," "Chase," "we," or "us") is a leading manufacturer of protective materials for high reliability applications. Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions. In the fourth quarter of our 2011 fiscal year, we reorganized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for our segmentation is distinguished by the nature of the products we manufacture and how they are delivered to their respective markets. The Industrial Materials segment represents our specified products which are used in or integrated into another company's product with demand dependent upon general economic conditions. The Construction Materials segment reflects our construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Our manufacturing facilities are distinct to their respective segments with the exception of our Pittsburgh, PA facility which produces products related to both operating segments. A summary of our operating structure as of August 31, 2011 is as follows:

INDUSTRIAL MATERIALS SEGMENT

Key Products & Services	Primary Manufacturing Location	Background/History
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

In October 2011, we announced the planned closing of this manufacturing facility effective December 1, 2012. The manufacturing of products produced in this facility will be transitioned to our other facilities over the course of a 15 month transition period.

Specialty tapes and related products for the electronic and telecommunications industries using the brand name Chase & Sons®.

PaperTyger® is a trademark for laminated durable papers sold to the envelope converting and commercial printing industries.	Oxford, MA
In August 2011, we moved our manufacturing processes that had been previously conducted at our Webster, MA facility to this location.

In December 2003, we acquired the assets of PaperTyger, LLC ("PaperTyger"). The PaperTyger product lines are also manufactured at this facility.

Key Products & Services	Primary Manufacturing Location	Background/History
Flexible packaging for industrial and retail use. Slit film for the building wire market and for telecommunication cable.

Flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets including Insulfab®, an insulation material used in the aerospace industry.	Taylorsville, NC	In January 2004, we purchased certain manufacturing equipment and began operations at this facility.

In March 2009, we moved the majority of our manufacturing processes that had been conducted at our Paterson, NJ facility to this location.
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.	Pittsburgh, PA	The HumiSeal business and product lines were acquired in the early 1970's.

Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.

HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris. This business works closely with the HumiSeal operation in Camberley, Surrey, England allowing direct sales and service to the French market.	Camberley, Surrey, England
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

CONSTRUCTION MATERIALS SEGMENT

Key Products & Services	Primary Manufacturing Location	Background/History
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

Waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets.	Pittsburgh, PA	The Royston business was acquired in the early 1970's.

In April 2005, we acquired certain assets of E-Poxy Engineered Materials. Additionally, in September 2006, we acquired all of the capital stock of Capital Services Joint Systems. Both of these acquisitions were combined to form the Expansion Joints product line which is now manufactured in Pittsburgh.

Key Products & Services	Primary Manufacturing Location	Background/History
Manufacturer of technologically advanced products, including the brand Tapecoat®, for demanding anti-corrosion applications in the gas, oil and marine pipeline market segments, as well as tapes and membranes for roofing and other construction related applications.	Evanston, IL	In November 2001, we acquired substantially all of the assets of Tapecoat, a division of T.C. Manufacturing Inc.
Specialized manufacturer of high performance coating and lining systems used worldwide in the liquid storage and containment applications.	Houston, TX	In September 2009, we acquired all of the outstanding capital stock of C.I.M. Industries Inc. ("CIM").

Manufacturer of waterproofing and corrosion protection systems for oil, gas and water pipelines and a supplier to Europe, the Middle East and Southeast Asia. This facility joins Chase's North American based Tapecoat® and Royston® brands to broaden the protective coatings product line and better address increasing global demand.

The ServiWrap product line complements the portfolio of our pipeline protection tapes, coatings and accessories and will extend our global customer base.	Rye, East Sussex, England
In September 2007, we purchased certain product lines and a related manufacturing facility in Rye, East Sussex, England through our wholly owned subsidiary, Chase Protective Coatings Ltd.

In December 2009, we acquired the full range of ServiWrap® pipeline protection products ("ServiWrap") from Grace Construction Products Limited, a UK based unit of W.R. Grace & Co.

Other Business Developments

Announced closing of Randolph, MA manufacturing facility

        On October 5, 2011, we announced to our employees the planned closing of our Randolph, MA manufacturing facility effective December 1, 2012. This is in line with our ongoing efforts to consolidate our manufacturing plants and streamline our existing processes. The manufacturing of products produced in the Randolph, MA facility will be transitioned to our other facilities over the course of a 15 month transition period. We estimate total pre-tax charges of approximately $700,000 associated with these facility closing activities which will be recognized over the course of the transition period. Of this amount, severance and other employee related costs are estimated to be $550,000. We expect the transition to be substantially completed and the majority of these cash expenditures to be incurred in the first quarter of fiscal 2013.

Products and Markets

        Our principal products are specialty tapes, laminates, sealants and coatings that are sold by our salespeople, manufacturers' representatives and distributors. In our Industrial Materials segment, these products consist of:

  (i)
  insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers;

  (ii)
  moisture protective coatings, which are sold to the electronics industry including circuitry used in automobiles and home appliances;

  (iii)
  laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries; and

  (iv)
  flexible composites and laminates for the wire & cable, aerospace, packaging and industrial laminate markets.

        In our Construction Materials segment, these products consist of:

  (i)
  protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete and wood, which are sold to oil companies, gas utilities and pipeline companies;

  (ii)
  protectants for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities;

  (iii)
  fluid applied coating and lining systems for use in the water and wastewater industry; and

  (iv)
  expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

        There is some seasonality with our product offerings sold into the construction market as increased demand is often experienced when temperatures are warmer (April through October) with less demand occurring when temperatures are colder (typically our second fiscal quarter). We did not introduce any new products or segments requiring an investment of a material amount of our assets during fiscal year 2011.

Employees

        As of October 31, 2011, we employed approximately 324 people (including union employees). We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

Backlog, Customers and Competition

        As of October 31, 2011, the backlog of customer orders believed to be firm was approximately $9,599,000. This compared with a total of $11,451,000 as of October 31, 2010. The decrease in backlog over the prior year amount is primarily due to an overall decrease in order activity across our pipeline and construction product lines. The backlog of orders has some seasonality due to the construction season. During fiscal 2011, 2010 and 2009, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

        We own the following trademarks that we believe are of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company's business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons® and Chase Facile®, trademarks for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; Insulfab®, a trademark for insulation material used in the aerospace industry; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; Tapecoat®, a trademark for corrosion preventative surface coatings and primers; Royston®, a trademark for corrosion inhibiting coating composition for use on pipes; Eva-Pox® and Ceva®, trademarks for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid applied coating and lining systems used in the water and wastewater industry; and ServiWrap® trademarks for pipeline protection tapes, coatings and accessories. We do not have any other material trademarks, licenses, franchises, or concessions. While we do hold various patents, at this time, we do not believe that they are material to the success of our business.

Working Capital

        We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities.

Research and Development

        Approximately $2,452,000, $1,748,000 and $1,632,000 was spent for Company-sponsored research and development during fiscal 2011, 2010 and 2009, respectively. Research and development increased by $704,000 in fiscal 2011 primarily due to our continued product development efforts that are directed towards seizing new business opportunities for our established product lines.

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

Financial Information About Segment and Geographic Areas

        Please see Notes 11 and 12 to the Company's Consolidated Financial Statements for financial information about the Company's operating segments and domestic and foreign operations for each of the last three fiscal years.

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

        Our sales and net income are largely dependent on recurring sales from a consistent and well established customer base. Organic growth opportunities are minimal; however, we have used and will continue to use strategic acquisitions as a means to build and grow the business. In this business environment, increases or decreases in market share could have a material effect on our business condition or results of operation. We face intense competition from a diverse range of competitors, including operating divisions of companies much larger and with far greater resources than we have. If we are unable to maintain our market share, our business could suffer.

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

        Global economic and political conditions can affect the businesses of our customers and the markets they serve. A severe or prolonged economic downturn or a negative or uncertain political climate could adversely affect the levels of business activity of our customers and the industries they serve, including the automotive, aerospace, housing, construction, pipeline, energy, transportation infrastructure and electronics industries. This may reduce demand for our products or depress pricing of those products, either of which may have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.

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

We may experience difficulties in the redesign and consolidation of our manufacturing facilities which could impact shipments to customers, product quality, and our ability to realize cost savings.

        We currently have several ongoing projects to streamline our manufacturing operations, which include the redesign and consolidation of certain manufacturing facilities. We anticipate a reduction of overhead costs as a result of these projects, to the extent that we can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. However, uncertainty is inherent within the facility redesign and consolidation process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.

Failure of an operating or information system or a compromise of security with respect to an operating or information system or portable electronic device could adversely affect our results of operations and financial condition or the effectiveness of our internal controls over operations and financial reporting.

        We are highly dependent on automated systems to record and process our daily transactions and certain other components of our financial statements. We could experience either a failure of one or more of these systems, or a compromise of our security due to technical system flaws, data input or record-keeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable wherever we rely on outside vendors to provide services. Operating system failures, disruptions, or the compromise of security with respect to operating systems or portable electronic devices could subject us to liability claims, harm our reputation, interrupt our operations, or adversely affect our internal control over financial reporting, business, results from operations, financial condition or cash flow.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2—PROPERTIES

        We own and lease office and manufacturing properties as outlined in the table below.

Location	Square Feet	Owned/ Leased	Principal Use
Bridgewater, MA	5,200	Owned	Corporate headquarters and executive office
Westwood, MA	20,200	Leased	Global Operations Center including research and development, sales and administrative services
Randolph, MA (a)	77,500	Owned	Manufacture of electrical protective coatings and tape products
Webster, MA (b)	25,000	Owned	Recently vacated and currently being held for potential lease or sale
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paterson, NJ	40,000	Owned/Leased	We own the building and lease the land from the landowner. Currently, the building is being leased to a tenant and the land is being sub-leased.
Taylorsville, NC	50,000	Leased	Manufacture of flexible packaging for industrial and retail use, as well as tape and related products for the electronic and telecommunications industries
Taylorsville, NC	2,500	Leased	Storage warehouse
Cranston, RI	500	Leased	Sales office
Pittsburgh, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
O'Hara Township, PA	109,000	Owned	Manufacture and sale of protective coatings, expansion joints and accessories
Evanston, IL (c)	100,000	Leased	Manufacture and sale of protective coatings and tape products
Peterborough, NH	8,800	Leased	Sales and administrative facility
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications.
Camberley, Surrey, England	6,700	Leased	Manufacture and sales of protective electronic coatings
Winnersh, Berkshire, England (d)	18,800	Leased	Under renovation for future manufacture and sales of protective electronic coatings
Rye, East Sussex, England	36,600	Owned	Manufacture and sales of protective coatings and tape products
Paris, France	1,350	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market

(a)
In October 2011, we announced our intention to close our Randolph, MA facility effective December 1, 2012. The manufacturing of products produced in the Randolph, MA facility will be transitioned to our other facilities over the course of a 15 month transition period.

(b)
In August 2011, we ceased manufacturing operations at our Webster, MA manufacturing facility and have transitioned production of this facility's products to our Oxford, MA manufacturing facility.

(c)
In June 2009, we entered into a sale leaseback transaction whereby we sold our real property (land and building) located in Evanston, IL. We have agreed to provide financing to the purchaser, and the purchaser has agreed to lease the property back to us for a term of 49 months ending July 2013. The term coincides with the period over which the financing will be repaid to us.

(d)
In December 2010, we entered into a lease in Winnersh, Berkshire, England and we are working to renovate this property into a modern manufacturing and sales facility. We are planning to transition the manufacture and sales of protective electronic coatings from our Camberley, Surrey, England facility over to this new facility by December 2011.

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

ITEM 3—LEGAL PROCEEDINGS

        We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products. The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date had been postponed and no new trial date has been set. As of October 2011, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

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

ITEM 4—[REMOVED AND RESERVED]

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning our Executive Officers as of August 31, 2011. Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Peter R. Chase	63	Chairman of the Board of the Company since February 2007, and Chief Executive Officer of the Company since September 1993.
Adam P. Chase	39
		President of the Company since January 2008, Chief Operating Officer of the Company since February 2007, Vice President Operations February 2006 through February 2007, and Vice President Chase Coating & Laminating Division March 2003 through February 2007. Adam Chase is the son of Peter Chase.
Kenneth L. Dumas	40	Chief Financial Officer and Treasurer of the Company since February 2007, Director of Finance February 2006 through January 2007, and Corporate Controller January 2004 through January 2007.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE Amex under the symbol CCF. As of October 31, 2011, there were 443 shareholders of record of our Common Stock and approximately 3,037 beneficial shareholders who held shares in nominee name. On that date, the closing price of our common stock was $14.00 per share as reported by the NYSE Amex.

        The following table sets forth the high and low daily sales prices for our common stock as reported by the NYSE Amex for each quarter in the fiscal years ended August 31, 2011 and 2010:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$18.59	$12.23	$14.90	$10.60
Second Quarter	16.60	14.06	12.50	10.21
Third Quarter	19.00	15.27	14.45	10.66
Fourth Quarter	17.21	11.39	14.65	10.61

        Single annual cash dividend payments were declared and paid subsequent to year end in the amounts of $0.35, $0.35, and $0.20 per common share, for the years ended August 31, 2011, 2010 and 2009, respectively. Certain borrowing facilities of ours contain financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

        The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the "S&P 500 Index"), and a composite peer index that is weighted by market equity capitalization (the "Peer Group Index"). The companies included in the Peer Group Index are American Biltrite Inc., Material Sciences Corporation, H.B. Fuller Company, Quaker Chemical Corporation and RPM International, Inc. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2006 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 on August 31, 2006

	2006	2007	2008	2009	2010	2011
Chase Corp	$100	$210	$213	$144	$163	$167
S&P 500 Index	$100	$115	$102	$84	$88	$104
Peer Group Index	$100	$129	$127	$98	$107	$134

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

	Fiscal Years Ended August 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data
Revenues from continuing operations	$123,040	$118,743	$91,236	$113,177	$109,195

Income from continuing operations, net of taxes	$10,931	$10,726	$5,315	$11,061	$8,965
Income from discontinued operations, net of taxes	—	1,790	1,070	1,313	1,228

Net income	$10,931	$12,516	$6,385	$12,374	$10,193

Net income available to common shareholders, per common and common equivalent share:
Basic:
Continuing operations	$1.22	$1.22	$0.62	$1.32	$1.11
Discontinued operations	—	0.20	0.13	0.16	0.15

Net income per common and common equivalent share	$1.22	$1.42	$0.75	$1.48	$1.26
Diluted:
Continuing operations	$1.22	$1.21	$0.60	$1.27	$1.07
Discontinued operations	—	0.20	0.12	0.15	0.15

Net income per common and common equivalent share	$1.22	$1.41	$0.72	$1.42	$1.22
	The sum of individual share amounts may not equal due to rounding
Balance Sheet Data
Total assets	$128,909	$123,201	$91,066	$90,297	$83,965
Long-term debt and capital leases	8,267	12,667	—	—	3,823
Total stockholders' equity	91,880	81,531	70,213	66,186	56,212
Cash dividends paid per common and common equivalent share	$0.35	$0.20	$0.35	$0.25	$0.20

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

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Revenues from continuing operations	$123,040	$118,743	$91,236

Income from continuing operations, net of taxes	$10,931	$10,726	$5,315
Income from discontinued operations, net of taxes	—	1,790	1,070

Net income	$10,931	$12,516	$6,385

Increase/(Decrease) in revenues from continuing operations from prior year
Amount	$4,297	$27,507	$(21,941)
Percentage	4%	30%	(19)%
Increase/(Decrease) in income from continuing operations, net of taxes from prior year
Amount	$205	$5,411	$(5,746)
Percentage	2%	102%	(52)%
Percentage of revenues from continuing operations:
Revenues from continuing operations	100%	100%	100%
Expenses:
Cost of products and services sold	65%	63%	68%
Selling, general and administrative expenses	22	23	23
Loss on impairment of assets	—	—	1
Other (income)	—	—	(1)

Income from continuing operations before income taxes	13	14	9
Income taxes	4	5	3

Income from continuing operations, net of taxes	9	9	6
Income from discontinued operations, net of taxes	—	2	1

Net income	9%	11%	7%

Overview

        Greater demand in the industrial controls, automotive and electrical cable markets resulted in increased revenues from continuing operations for fiscal 2011. Despite these increased revenues, the rising cost of raw materials, including petroleum related goods, had a direct impact on the profitability of our core product lines and net income from continuing operations increased slightly from the prior year. We continue to monitor raw material prices closely and implement sales price increases where possible, but the volatility of the cost of these raw materials remains uncertain. Revenues from our Industrial Materials segment exceeded prior year results due to increased sales from our wire & cable and electronic coatings product lines. We completed our plant move from Webster, MA to Oxford, MA ahead of schedule this past year, and recently announced the next phase of our consolidation plan, closing the Randolph, MA facility over the next twelve to fifteen months. Additionally, in the first half of fiscal 2012, we will be transitioning our HumiSeal Europe LTD manufacturing operations from Camberley, UK to a modern facility in Winnersh, UK.

        Revenues from our Construction Materials segment were below prior year results due to poor market conditions in the construction and building sectors, which had a direct impact on sales of our private label products. This segment was also impacted this past year by some production issues at our Rye, UK facility primarily due to challenges in meeting heavy Middle East demand for pipeline products. These issues were rectified by process improvements implemented in the fourth quarter, but they resulted in higher costs and decreased production from that facility. We will continue to monitor our production processes to ensure that we deliver high quality goods to meet market needs as they arise.

        In the upcoming fiscal year, our key objectives will include continuous efficiency improvements, long term consolidation and investment in R&D and marketing as this long-term commitment is expected to pay off in new products and increased business in future years. Our balance sheet continues to remain strong, with cash on hand of $15.0 million and a current ratio of 2.9. Although the current economic climate remains uncertain, we remain focused on our long term strategic goals. The balance of our unsecured term debt is currently $12.7 million. This term debt was used to finance our acquisitions in fiscal 2010. Our $10 million line of credit is fully available.

        The Company has two reportable segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire and Cable • Electronic Coatings • Custom Products	Protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites and laminates for the aerospace, packaging and industrial laminate markets.
Construction Materials	• Pipeline • Construction Products • Private Label

Protective coatings and tape products including coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows:

	Revenues	Income from Continuing Operations Before Income Taxes		% of Revenues
	(Dollars in thousands)
Fiscal 2011
Industrial Materials	$75,744	$16,450	(a)	22%
Construction Materials	47,296	3,972		8%

	$123,040	20,422		17%

Less corporate and common costs		(4,249)

Income from continuing operations before income taxes		$16,173

Fiscal 2010
Industrial Materials	$64,645	$16,328	(b)	25%
Construction Materials	54,098	6,367		12%

	$118,743	22,695		19%

Less corporate and common costs		(6,239)

Income from continuing operations before income taxes		$16,456

Fiscal 2009
Industrial Materials	$60,678	$11,753	(c)	19%
Construction Materials	30,558	2,146		7%

	$91,236	13,899		15%

Less corporate and common costs		(5,796	) (d)

Income from continuing operations before income taxes		$8,103

(a)
Includes idle facility costs of $706 from our Paterson, NJ and Oxford, MA facilities

(b)
Includes idle facility costs of $392 from our Paterson, NJ and Oxford, MA facilities

(c)
Includes loss on impairment of goodwill of $237

(d)
Includes loss on impairment of assets of $262

Total Revenues

        Total revenues in fiscal 2011 increased $4,297,000 or 4% to $123,040,000 from $118,743,000 in the prior year. Revenues in our Industrial Materials segment increased $11,099,000 or 17% to $75,744,000 for the year ended August 31, 2011 compared to $64,645,000 in fiscal 2010. The increase in revenues from our Industrial Materials segment in fiscal 2011 was primarily due to increased sales of: (a) $6,967,000 from our wire & cable product line as we benefitted from increased demand in the electrical cable market; (b) $2,219,000 in the electronic coatings product line, primarily due to increased demand in the industrial controls and automotive markets; and (c) $1,793,000 from our custom products product lines.

        Revenues from our Construction Materials segment decreased $6,802,000 or 13% to $47,296,000 for the year ended August 31, 2011 compared to $54,098,000 for fiscal 2010. The reduced sales from our Construction Materials segment in fiscal 2011 was primarily due to decreased sales of: (a) $4,603,000 from our private label products due to less demand for these products; (b) $1,230,000 from pipeline products produced at our UK facility as we experienced production challenges in meeting heavy Middle East demand in the latter half of fiscal 2011; and (c) $999,000 from our construction product lines as a result of decreased demand in the transportation and architectural markets.

        Royalties and commissions in the Industrial Materials segment were $2,122,000, $1,664,000 and $1,077,000 for the years ended August 31, 2011, 2010 and 2009, respectively. The increase in royalties and commissions in fiscal 2011 over the prior two fiscal years was due to increased sales of electronic coatings by our licensed manufacturer in Asia.

        Export sales from domestic operations to unaffiliated third parties were $19,715,000, $17,946,000 and $14,611,000 for the years ended August 31, 2011, 2010 and 2009, respectively. The growth in our export sales in fiscal 2011 was primarily due to increased demand from our foreign customers in the aerospace and wire & cable markets.

        Total revenues in fiscal 2010 increased $27,507,000 or 30% to $118,743,000 from $91,236,000 in fiscal 2009. Revenues in our Industrial Materials segment increased $3,967,000 or 7% to $64,645,000 for the year ended August 31, 2010 compared to $60,678,000 in fiscal 2009. The increase in revenues from our Industrial Materials segment in fiscal 2010 was primarily due to increased sales of $6,672,000 in the electronic coatings product line from both the worldwide automotive sector and protective products used in domestic infrastructure applications. This increase was partially offset by decreased sales of $2,947,000 from our custom products product lines primarily due to decreased demand in the transportation market. Revenues from our Construction Materials segment increased $23,540,000 or 77% to $54,098,000 for the year ended August 31, 2010 compared to $30,558,000 for fiscal 2009. The increase in revenues from our Construction Materials segment in fiscal 2010 was primarily due to increased sales of: (a) $12,354,000 from CIM which we acquired in September 2009; (b) $4,991,000 from ServiWrap which was acquired in December 2009; (c) $3,354,000 from our pipeline and construction product lines; and (d) $2,793,000 from our private label products due to increased demand for these products.

Cost of Products and Services Sold

        Cost of products and services sold increased $5,489,000 or 7% to $80,317,000 for the fiscal year ended August 31, 2011 compared to $74,828,000 in fiscal 2010. As a percentage of revenues, cost of products and services sold increased to 65% in fiscal 2011 compared to 63% for fiscal 2010.

        The following table summarizes the relative percentages of costs of products and services sold to revenues for both of our reporting segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2011	2010	2009
Industrial Materials	64%	61%	66%
Construction Materials	67%	66%	72%

Total	65%	63%	68%

        Cost of products and services sold in our Industrial Materials segment was $48,474,000 for the fiscal year ended August 31, 2011 compared to $39,340,000 in fiscal 2010. As a percentage of revenues, cost of products and services sold in the Industrial Materials segment increased primarily due to rising prices in certain commodity and petroleum based raw materials impacting many of our product lines throughout the year. Additionally, we incurred incremental one-time expenses in the latter half of fiscal 2011 related to the transition of our Webster, MA production processes over to the Oxford, MA facility. While we continue to face challenges with margin pressures across many of our key product lines, we anticipate a favorable future impact as a result of this transition.

        Cost of products and services sold in our Construction Materials segment was $31,843,000 for the fiscal year ended August 31, 2011 compared to $35,488,000 in fiscal 2010. As a percentage of revenues, cost of products and services sold in the Construction Materials segment increased primarily due to higher raw material costs which were partially offset by increased sales of our higher margin products and the resulting lower share of total sales that were made up of lower margin products.

        In fiscal 2010, cost of products and services sold increased $12,567,000 or 20% to $74,828,000 compared to $62,261,000 in the prior fiscal year. As a percentage of revenues, cost of products and services sold decreased to 63% in fiscal 2010 compared to 68% for fiscal 2009. Cost of products and services sold in our Industrial Materials segment were $39,340,000 for the fiscal year ended August 31, 2010 compared to $40,162,000 in fiscal 2009. The percentage of revenues decrease in the cost of products and services sold for the Industrial Materials segment was primarily due to increased sales of higher margin products, management's ability to leverage its fixed overhead costs on a higher revenue base, and the favorable impact of ongoing cost reduction efforts. Cost of products and services sold in our Construction Materials segment were $35,488,000 for the fiscal year ended August 31, 2010 compared to $22,099,000 in fiscal 2009. The large dollar value increase in cost of products and services sold in this Construction Materials segment during fiscal 2010 was primarily attributable to the fiscal 2010 acquisitions of the CIM business and the Serviwrap product lines. The decrease in cost of products and services sold as a percentage of revenues in this segment during fiscal 2010 was a direct result of a favorable product mix coupled with continued focus and scrutiny on material purchases that helped stabilize margins on many of our key product lines.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $371,000 or 1% to $26,780,000 during fiscal 2011 compared to $27,151,000 in fiscal 2010. As a percentage of revenues, selling, general and administrative expenses decreased to 22% in fiscal 2011 compared to 23% for fiscal 2010. This decrease was primarily due to acquisition costs of $434,000 incurred in fiscal 2010 and lower stock based compensation expense in fiscal 2011. These were partially offset by increased research and development, sales commissions and other selling related expenses resulting from increased revenues in the current year.

        During fiscal 2010, selling, general and administrative expenses increased $6,337,000 or 30% to $27,151,000, compared to $20,814,000 in fiscal 2009. As a percentage of revenues, selling, general and administrative expenses remained flat at 23% in both fiscal 2010 and 2009. The dollar increase in fiscal 2010 was primarily attributable to incremental expenses from the CIM and ServiWrap acquisitions, including acquisition costs of $434,000 and amortization of intangible assets of $1,170,000. Additionally, increased revenues and profitability in fiscal 2010 compared to the prior year led to increased sales commissions and other selling related expenses and increased incentive compensation expense. These increases were partially offset by management's continued emphasis on controlling costs, including reduced travel and external consulting costs.

        In fiscal 2011, bad debt expense, net of recoveries, decreased $51,000 or 29% to $127,000, compared to $178,000 in fiscal 2010. The improvement in fiscal 2011 was a result of our strict adherence to our established credit policies as well as closely monitoring the accounts receivable function and taking a proactive approach to the collections process. Bad debt expense, net of recoveries, increased $219,000 to $178,000 in fiscal 2010 compared to a net gain of $41,000 in fiscal 2009 that was due to recoveries of previously identified bad debt that exceeded additions to bad debt expense for the fiscal year. The increase in bad debt expense in fiscal 2010 was primarily due to financial difficulties for several of our customers as well as overall increased receivable balances due to higher sales.

Loss on Impairment of Fixed Assets

        In fiscal 2009, we recorded a $262,000 charge related to the impairment of real property (land and building) located in West Bridgewater, MA which was being leased to Sunburst Electronics Manufacturing Solutions, Inc. The real property, having a pre-impairment book value of $1,632,000, was written down to its fair value of $1,370,000, which was realized upon the June 2009 sale of the property.

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

Interest Expense

        Interest expense decreased $164,000 to $196,000 in fiscal 2011 compared to $360,000 in fiscal 2010. The decrease in interest expense in fiscal 2011 compared to the prior fiscal year is primarily due to the capitalization of imputed interest on construction in process projects related to our Oxford, MA and Pittsburgh, PA facilities. Interest expense increased $343,000 to $360,000 in fiscal 2010 compared to $17,000 in fiscal 2009. The increase in interest expense in fiscal 2010 compared to fiscal 2009 is a direct result of the $10,000,000 term note and $3,000,000 promissory notes related to the acquisition of CIM, and the $7,000,000 term loan related to the acquisition of ServiWrap.

Other Income

        Other income increased $374,000 to $426,000 in fiscal 2011 compared to $52,000 in fiscal 2010. Other income primarily includes interest income and foreign exchange gains caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. The increase in other income in fiscal 2011 from the prior year is primarily due to foreign exchange gains (losses) caused by the volatility of the pound sterling and the euro, and the subsequent revaluation of some of our European sales transactions completed in other functional currencies (and subsequently translated to the pound sterling and the euro). Other income decreased $406,000 to $52,000 in fiscal 2010 compared to $458,000 in fiscal 2009. The decrease in other income in fiscal 2010 from the prior year is primarily due to the fiscal 2009 inclusion of rental income that we received from real property sold in June 2009.

Income Taxes

        The effective tax rate for fiscal 2011 was 32.4% compared to 34.8% and 34.4% in fiscal 2010 and 2009, respectively. In all three years, we have received the benefit of the domestic production deduction and foreign rate differential. The effective tax rate of 32.4% for fiscal 2011 compares favorably to 2010 due to an increase in the applicable domestic production deduction for the year to 9% (increased from 6% in fiscal 2010) and a more favorable effective state income tax rate in 2011. The increase in the effective tax rate in fiscal 2010 as compared to fiscal 2009 is primarily due to a less favorable foreign tax rate differential and research credit in fiscal 2010 as compared to fiscal 2009.

Net Income

        Consolidated net income in fiscal 2011 decreased $1,585,000 or 13% to $10,931,000 compared to $12,516,000 in fiscal 2010. Income from continuing operations increased $205,000 or 2% to $10,931,000 for the year ended August 31, 2011 compared to $10,726,000 in fiscal 2010. The increase in net income from continuing operations in fiscal 2011 was a result of increased revenues offset by increased raw material costs. Income from discontinued operations of $1,790,000 for the year ended August 31, 2010 was from our Chase EMS business which was sold in June 2010.

        Consolidated net income in fiscal 2010 increased $6,131,000 or 96% to $12,516,000 compared to $6,385,000 in fiscal 2009. Income from continuing operations increased $5,411,000 or 102% to $10,726,000 for the year ended August 31, 2010 compared to $5,315,000 in fiscal 2009. The increase in net income from continuing operations in fiscal 2010 was a result of the revenue growth discussed previously. Income from discontinued operations increased $720,000 or 67% to $1,790,000 for the year ended August 31, 2010 compared to $1,070,000 in fiscal 2009. The increase in income from discontinued operations in fiscal 2010 was primarily a result of the $429,000 gain on the sale of the Chase EMS business as well as the overall growth in sales in fiscal 2010.

Liquidity and Sources of Capital

        Our overall cash balance decreased $2,358,000 to $14,982,000 at August 31, 2011 from $17,340,000 at August 31, 2010. The decreased cash balance at August 31, 2011 was a result of cash on hand used for strategic purchases of key raw materials, payment of our annual dividend in December 2010, debt repayments and purchases of machinery and equipment including improvements made to our Oxford, MA facility. These cash outflows were partially offset by cash generated from operations during the year. Our overall cash balance increased $5,697,000 to $17,340,000 at August 31, 2010 from $11,643,000 at August 31, 2009. The increased cash balance at August 31, 2010 was a result of the June 2010 sale of our Electronic Manufacturing Services business as well as cash flows generated from operations during the year, offset by cash used for acquisitions.

        Cash flow provided by operations was $9,303,000 for the year ended August 31, 2011 compared to $11,346,000 in fiscal 2010 and $16,877,000 in fiscal 2009. Cash provided by operations during fiscal 2011, was primarily due to operating income offset by increased purchases of inventory, as we strategically built up our inventory to facilitate certain manufacturing plant transition plans as well as making bulk purchases of key raw materials to take advantage of favorable pricing terms. Cash provided by operations during fiscal 2010 was primarily due to operating income and decreased accounts payable and accrued expense balances, offset by increased accounts receivable and inventory balances. Cash provided by operations during fiscal 2009 was primarily due to operating income and decreased accounts receivable and inventory balances, offset by reduced accounts payable balances.

        The ratio of current assets to current liabilities was 2.9 as of August 31, 2011 compared to 2.6 as of August 31, 2010. The increase in our current ratio at August 31, 2011 was primarily attributable to the increases in our raw material and finished goods inventories as well as a decrease in our accrued income taxes, which were partially offset by an overall decrease in our cash balance as noted above.

        Cash flow used in investing activities was $4,172,000 for the year ended August 31, 2011 compared to $17,329,000 in fiscal 2010 and $5,204,000 in fiscal 2009. During fiscal 2011, cash flow used in investing activities was primarily due to $1,930,000 paid for machinery and equipment and improvements made for our Oxford, MA facility, $827,000 paid for machinery and equipment and improvements made for our facility in O'Hara Township, PA, $605,000 paid related to the build out of our newly leased property in Winnersh, UK, and cash paid for purchases of machinery and equipment at our other manufacturing locations. These cash outflows were partially offset by additional proceeds during fiscal 2011 of $1,478,000 received from the sale of our Chase EMS business. During fiscal 2010, cash flow used in investing activities was primarily due to payments totaling $25,592,000 for the acquisitions of CIM and ServiWrap, and $3,572,000 paid for purchases of machinery and equipment at our other manufacturing locations during fiscal 2010. This was partially offset by the $12,689,000 of net proceeds received from the sale of our discontinued operations. During fiscal 2009, cash flow used in investing activities was primarily due to $2,509,000 used to pay for the purchase of real property in Oxford, MA, $1,280,000 paid for purchases related to the build out of our manufacturing facility in Pittsburgh, PA, and purchases of machinery and equipment at our other manufacturing locations.

        Cash flow used in financing activities was $7,729,000 for the year ended August 31, 2011 as compared to cash flow provided by financing activities of $11,664,000 in fiscal 2010 and cash flow used in financing activities of $3,856,000 in fiscal 2009. During fiscal 2011, cash flow used in financing activities reflected our annual dividend payment and payments made on the bank loans we used to finance our prior year acquisitions of CIM and ServiWrap. Additionally, we paid the first of three scheduled promissory note payments of $1,000,000 to the CIM shareholders in accordance with the CIM stock purchase agreement, described in more detail below. During fiscal 2010, cash flow provided by financing activities primarily resulted from a total of $17,000,000 in term debt used to finance our acquisitions of CIM and ServiWrap. These were partially offset by payments made on the acquisition loans and our line of credit arrangement, as well as our annual dividend. During fiscal 2009, cash flow used in financing activities reflected the payment of the annual dividend and payments of statutory minimum taxes on restricted stock.

        On October 14, 2010, we announced a cash dividend of $0.35 per share (totaling $3,131,000), comprised of $0.30 related to earnings from continuing operations and $0.05 related to earnings from discontinued operations, to shareholders of record on October 31, 2010 and paid on December 3, 2010.

        On October 13, 2011, we announced a cash dividend of $0.35 per share (totaling approximately $3,134,000), to shareholders of record on October 31, 2011 and payable on December 5, 2011.

        We continue to have long-term unsecured credit available up to $10,000,000 with Bank of America at the bank's base lending rate or, at the option of the Company, at the effective London Interbank Offered Rate (LIBOR) plus 150 basis points. On June 8, 2010, we executed an amendment to this credit facility, extending its maturity to March 31, 2013. As part of this amendment, the interest rate was increased by 25 basis points, from its original rate of LIBOR plus 125 basis points. All other terms of the credit facility remain the same. As of August 31, 2011 and October 31, 2011, the entire amount of $10,000,000 was available for use. We plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2012 and future periods.

        Under the terms of our credit facility, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. We were in compliance with our debt covenants as of August 31, 2011.

        We borrowed $10,000,000 from Bank of America in September 2009 in order to fund our acquisition of CIM. This borrowing involved an unsecured, three year term note (the "Term Note") with interest and principal payments due monthly. Interest is calculated at the applicable LIBOR rate plus a margin of 175 basis points, with interest payments due on the last day of each month. At August 31, 2011, the applicable interest rate was 1.94% per annum and the outstanding principal amount was $6,000,000. In addition to monthly interest payments, we are repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter, ending on August 31, 2012, when we will repay the remaining principal balance plus any interest then due. The Term Note is subject to the same debt covenants as our line of credit discussed above. Prepayment of the Term Note is allowed at any time during the term of the loan. In November 2011, we executed an amendment to this Term Note, extending the maturity to August 31, 2014. Monthly payments of $167,000 will continue through August 2014, at which time we will repay the remaining principal balance plus any interest then due. All other terms of the Term Note remain the same.

        As part of the CIM acquisition in September 2009, we also delivered $3,000,000 in non-negotiable promissory notes (the "Notes") payable to five CIM shareholders, who were the holders of all of the issued and outstanding shares of capital stock of CIM as of the acquisition date. The principal of the Notes will be paid in three consecutive annual installments of $1,000,000 each, with the initial payment due on September 4, 2010. Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment. At August 31, 2011, the applicable interest rate was 0.84% per annum. We paid the first installment on the Notes in September 2010 and the second installment was paid in September 2011.

        In December 2009, we borrowed $7,000,000 from RBS Citizens in order to fund our acquisition of the ServiWrap product lines. This borrowing involved an unsecured, three year term note (the "Term Loan") with interest and principal payments due monthly. Interest is calculated at the applicable LIBOR rate plus a margin of 190 basis points, with interest payments due on the last day of each month. In addition to monthly interest payments, we are repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, when we will repay the remaining principal balance plus any interest then due. The Term Loan is subject to the same debt covenants as our line of credit discussed above. Prepayment of the Term Loan is allowed at any time. At August 31, 2011, the applicable interest rate was 2.11% per annum, and the outstanding principal amount was approximately $4,700,000.

        We currently have several on-going capital projects that are important to our long term strategic goals. These projects include the upcoming move of our HumiSeal Europe LTD manufacturing operations from Camberley, UK to a modern facility in Winnersh, UK. Additionally, we have the continued renovations to our Oxford, MA facility, as well as the recently announced closing of our Randolph, MA plant which will be transitioned to our other facilities over the course of a fifteen month transition period. Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

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

Contractual Obligations

        The following table summarizes our contractual cash obligations at August 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years
	(Dollars in thousands)
Long-term debt including estimated interest	$13,006	$4,583	$7,954	$469	$—
Operating leases	9,377	773	1,600	1,482	5,522
Purchase Obligations	4,680	4,680	—	—	—

Total (1)	$27,063	$10,036	$9,554	$1,951	$5,522

(1)
We may be required to make payments related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $893,000 as of August 31, 2011 have been excluded from the contractual obligations table above. See Note 7 "Income Taxes" to the Consolidated Financial Statements for further information.

Recently Issued Accounting Standards

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (Accounting Standards Codification "ASC" Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). The updated standard requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. The three-level fair value hierarchy is described in more detail in Note 16 to the financial statements filed as part of this Annual Report on Form 10-K. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The portion of the update which was effective for fiscal years beginning after December 15, 2009 was adopted by us effective March 1, 2010 and the adoption did not have any effect on our consolidated financial position, results of operations or cash flows. The portion of the update which is effective for fiscal years beginning after December 15, 2010 will not have an impact on our consolidated financial position, results of operations or cash flows.

        In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 will not have an impact on our consolidated financial position, results of operations or cash flows; however, we may have additional disclosure requirements if a material acquisition occurs.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of our current presentation.

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment," ("ASU 2011-08") which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect that the adoption of ASU 2011-08 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

        Long-lived assets consist of goodwill, identifiable intangible assets, trademarks, patents and agreements and property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. We review long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is also reviewed at least annually for impairment. Factors which we consider important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. We determine whether an impairment has occurred based on gross expected future cash flows for each reporting unit and measure the amount of the impairment based on the related future discounted cash flows for the respective reporting unit. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time. (See notes to consolidated financial statements.)

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

Forward-Looking Information

        From time to time, we may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, acquisition or consolidation strategies, anticipated sources of capital, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934, as amended) may contain forward-looking statements reflecting our current views concerning potential or anticipated future events or developments, including our strategic goals for future fiscal periods. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of our business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on our business and results of operations; technological developments; performance issues with suppliers and subcontractors; our ability to renew existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; rapid technology changes and the highly competitive environment in which we operate. These risks and uncertainties also include those risks outlined under Item 1A (Risk Factors) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We limit the amount of credit exposure to any one issuer. At August 31, 2011, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

        Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers. As of August 31, 2011, we had cash balances in the United Kingdom for our UK operations denominated primarily in pounds sterling and equal to $4,924,000 and cash balances in France for our HumiSeal Europe SARL division denominated primarily in euros and equal to $566,000. We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

        We recognized a foreign currency translation gain for the year ended August 31, 2011 in the amount of $1,418,000 related to our European operations which is recorded in other comprehensive income (loss) within our Statement of Stockholders' Equity. We do not have or utilize any derivative financial instruments.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Chase Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, MA
November 14, 2011

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,
	2011	2010
ASSETS
Current Assets:
Cash & cash equivalents	$14,982	$17,340
Accounts receivable, less allowance for doubtful accounts of $473 and $347	19,103	18,655
Inventories	20,841	14,678
Prepaid expenses and other current assets	1,502	2,465
Deferred income taxes	559	258

Total current assets	56,987	53,396
Property, plant and equipment, net	29,598	27,414
Other Assets
Goodwill	18,060	17,437
Intangible assets, less accumulated amortization of $10,374 and $7,777	16,185	17,942
Cash surrender value of life insurance	6,915	6,203
Restricted investments	740	611
Deferred income taxes	332	120
Other assets	92	78

	$128,909	$123,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,276	$6,627
Accrued payroll and other compensation	2,624	3,546
Accrued expenses	4,237	3,514
Accrued income taxes	1,387	2,849
Current portion of long-term debt	4,400	4,400

Total current liabilities	19,924	20,936
Long-term debt, less current portion	8,267	12,667
Deferred compensation	1,597	1,520
Accumulated pension obligation	6,713	6,022
Other liabilities (Note 8)	528	525

Commitments and Contingencies (Notes 6, 8 and 19)
Stockholders' Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 8,952,910 shares at August 31, 2011 and 8,780,988 shares at August 31, 2010 issued and outstanding	895	878
Additional paid-in capital	10,678	9,210
Accumulated other comprehensive loss	(3,666)	(4,730)
Retained earnings	83,973	76,173

Total stockholders' equity	91,880	81,531

Total liabilities and stockholders' equity	$128,909	$123,201

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2011	2010	2009
Revenues
Sales	$120,918	$117,079	$90,159
Royalties and commissions	2,122	1,664	1,077

	123,040	118,743	91,236

Costs and Expenses
Cost of products and services sold	80,317	74,828	62,261
Selling, general and administrative expenses	26,780	27,151	20,814
Loss on impairment of fixed assets	—	—	262
Loss on impairment of goodwill	—	—	237

Operating income	15,943	16,764	7,662
Interest expense	(196)	(360)	(17)
Other income	426	52	458

Income from continuing operations before income taxes	16,173	16,456	8,103
Income taxes	5,242	5,730	2,788

Income from continuing operations, net of taxes	10,931	10,726	5,315
Income from discontinued operations, net of taxes of $900 and $648, respectively	—	1,361	1,070
Gain on sale of discontinued operations, net of taxes of $283	—	429	—

Net income	$10,931	$12,516	$6,385

Net income available to common shareholders, per common and common equivalent share
Basic
Continuing operations	$1.22	$1.22	$0.62
Discontinued operations	—	0.20	0.13

Net income per common and common equivalent share	$1.22	$1.42	$0.75
Diluted
Continuing operations	$1.22	$1.21	$0.60
Discontinued operations	—	0.20	0.12

Net income per common and common equivalent share	$1.22	$1.41	$0.72
Weighted average shares outstanding
Basic	8,721,452	8,554,164	8,348,338
Diluted	8,763,808	8,624,270	8,631,527

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands, except share and per share amounts

	Common Stock			Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at August 31, 2008	8,396,162	$839	$4,277	$(1,132)	$62,202	$66,186
Adoption of accounting for split dollar life insurance arrangements (Note 16)					(185)	(185)
Reclass of previously accrued stock based compensation related to restricted stock and stock options from accrued liabilities to equity			443			443
Restricted stock grants	145,210	15	(15)			—
Amortization of restricted stock grants			1,133			1,133
Amortization of stock option grants			249			249
Exercise of stock options	3,000	—	16			16
Excess tax benefit (expense) from stock based compensation			265			265
Common stock issuance pursuant to fully vested restricted stock units	273,327	27	2,262			2,289
Common stock retained to pay statutory minimum withholding taxes on common stock	(103,268)	(10)	(1,141)			(1,151)
Cash dividend paid, $0.35 per share					(2,986)	(2,986)
Change in funded status of pension plan, net of tax of $920				(1,506)		(1,506)	$(1,506)
Foreign currency translation adjustment				(948)		(948)	(948)
Net unrealized loss on restricted investments, net of tax of $14				23		23	23
Net income					6,385	6,385	6,385

Comprehensive income						—	$3,954

Balance at August 31, 2009	8,714,431	$871	$7,489	$(3,563)	$65,416	$70,213
Restricted stock grants, net of forfeitures	61,224	6	(6)			—
Amortization of restricted stock grants			1,646			1,646
Amortization of stock option grants			529			529
Exercise of stock options	45,000	5	240			245
Excess tax benefit (expense) from stock based compensation			(196)			(196)
Common stock issuance pursuant to fully vested restricted stock units	14,200	1	196			197
Common stock retained to pay statutory minimum withholding taxes on common stock	(53,867)	(5)	(688)			(693)
Cash dividend paid, $0.20 per share					(1,759)	(1,759)
Change in funded status of pension plan, net of tax of $80				(127)		(127)	(127)
Foreign currency translation adjustment				(1,049)		(1,049)	(1,049)
Net unrealized gain on restricted investments, net of tax of $6				9		9	9
Net income					12,516	12,516	12,516

Comprehensive Income							$11,349

Balance at August 31, 2010	8,780,988	$878	$9,210	$(4,730)	$76,173	$81,531
Restricted stock grants, net of forfeitures	132,985	13	(13)			—
Amortization of restricted stock grants			1,138			1,138
Amortization of stock option grants			530			530
Common stock issuance	823		14			14
Exercise of stock options	73,500	7	379			386
Common stock received for payment of stock option exercises	(23,053)	(2)	(384)			(386)
Excess tax benefit (expense) from stock based compensation			(37)			(37)
Common stock retained to pay statutory minimum withholding taxes on common stock	(12,333)	(1)	(159)			(160)
Cash dividend paid, $0.35 per share					(3,131)	(3,131)
Change in funded status of pension plan, net of tax of $232				(389)		(389)	(389)
Foreign currency translation adjustment				1,418		1,418	1,418
Net unrealized gain on restricted investments, net of tax of $21				35		35	35
Net income					10,931	10,931	10,931

Comprehensive Income							$11,995

Balance at August 31, 2011	8,952,910	$895	$10,678	$(3,666)	$83,973	$91,880

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Dollars in thousands

	Years Ended August 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,931	$12,516	$6,385
Adjustments to reconcile net income to net cash provided by operating activities
Loss (gain) on sale of assets	(6)	(10)	1
Loss on impairment of fixed assets	—	—	262
Loss on impairment of goodwill	—	—	237
Gain on sale of discontinued operations	—	(712)	—
Depreciation	2,759	3,084	2,739
Amortization	2,309	3,039	921
Provision for losses on accounts receivable	127	178	(41)
Stock based compensation	1,682	2,220	2,210
Realized loss (gain) on restricted investments	(18)	(7)	211
Increase (decrease) in cash surrender value life insurance	37	24	(30)
Excess tax expense (benefit) from stock based compensation	37	196	(265)
Deferred taxes	(527)	(655)	(853)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(301)	(5,455)	4,201
Inventories	(6,059)	(4,563)	2,334
Prepaid expenses & other assets	(497)	(1,862)	143
Accounts payable	522	1,765	(1,534)
Accrued expenses	(215)	1,825	(561)
Accrued income taxes	(1,555)	(228)	809
Deferred compensation	77	(9)	(292)

Net cash provided by operating activities	9,303	11,346	16,877

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,496)	(3,572)	(5,641)
Contingent purchase price for acquisition	(272)	(295)	(327)
Payments for acquisitions, net of cash acquired	—	(25,592)	(335)
Net proceeds from sale of fixed assets	11	—	1,378
Proceeds from sale of NEQP business	—	—	185
Net proceeds from sale of discontinued operations	1,478	12,689	—
Net withdrawals (contributions) from restricted investments	(54)	(16)	79
Payments for cash surrender value life insurance	(839)	(543)	(543)

Net cash used in investing activities	(4,172)	(17,329)	(5,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	3,538	31,894	13,284
Payments of principal on debt	(7,938)	(17,827)	(13,284)
Dividend paid	(3,131)	(1,759)	(2,986)
Proceeds from exercise of common stock options	386	245	16
Payments of statutory minimum taxes on stock options and restricted stock	(547)	(693)	(1,151)
Excess tax (expense) benefit from stock based compensation	(37)	(196)	265

Net cash (used in) provided by financing activities	(7,729)	11,664	(3,856)

INCREASE (DECREASE) IN CASH	(2,598)	5,681	7,817
Effect of foreign exchange rates on cash	240	16	(91)
CASH, BEGINNING OF PERIOD	17,340	11,643	3,917

CASH, END OF PERIOD	$14,982	$17,340	$11,643

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 1—Summary of Significant Accounting Policies

        The principal accounting policies of Chase Corporation (the "Company") and its subsidiaries are as follows:

Products and Markets

        The Company's principal products are specialty tapes, laminates, sealants and coatings that are sold by Company salespeople, manufacturers' representatives and distributors. In the Company's Industrial Materials segment, these products consist of:

  (i)
  insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers;

  (ii)
  moisture protective coatings, which are sold to the electronics industry including circuitry used in automobiles and home appliances;

  (iii)
  laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries; and

  (iv)
  flexible composites and laminates for the wire & cable, aerospace, packaging and industrial laminate markets.

        In the Company's Construction Materials segment, these products consist of:

  (i)
  protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete and wood, which are sold to oil companies, gas utilities and pipeline companies;

  (ii)
  protectants for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities;

  (iii)
  fluid applied coating and lining systems for use in the water and wastewater industry; and

  (iv)
  expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

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

        On June 30, 2010, the Company divested its contract manufacturing services business in an all cash transaction, structured as a sale of substantially all of the assets of the Chase Electronic Manufacturing Services ("EMS") business. The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations for the prior periods presented. This business was historically reported by the Company as a separate reporting segment called Electronic Manufacturing Services. In the first quarter of fiscal 2011, pursuant to the asset purchase agreement, the Company received additional proceeds of $1,478 based on the final net working capital of the Chase EMS business. See Note 15 for additional information on the sale of this business.

        Certain amounts reported in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

        The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than the amendment to the existing term note with Bank of America described in Note 6, and the cash dividend announced on October 13, 2011 of $0.35 per share to shareholders of record on October 31, 2011 payable on December 5, 2011, the Company is not aware of any other events or transactions that occurred

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of demand deposits accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less from date of purchase to be cash equivalents. As of August 31, 2011, the Company had cash balances in the United Kingdom for its UK operations denominated primarily in pounds sterling and equal to $4,924 and cash balances in France for its HumiSeal Europe SARL division denominated primarily in euros and equal to $566.

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

Goodwill

        The Company accounts for goodwill in accordance with ASC Topic 350, "Intangibles—Goodwill and Other." The Company identified several reporting units within each of its two operating segments. These are used to evaluate the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. The Company evaluates whether an impairment has occurred by using a discounted cash flow approach to compare the fair value of the reporting unit to its carrying value, including goodwill. The discounted cash flow model is based on gross expected future cash flows determined using forecasted amounts for each reporting unit as well as a terminal sales value. If the fair value is less than the carrying value, the Company measures the amount of such impairment by comparing the implied fair value of the goodwill to its carrying value. The key assumptions incorporated in the discounted cash flow approach include projected operating income, changes in working capital, projected capital expenditures, estimated terminal sales value and a discount rate equal to the assumed long-term cost of capital. Cash flows may be adjusted to exclude certain non-recurring or

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

unusual items. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time.

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

Restricted Investments and Deferred Compensation

        The Company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's restricted investments and corresponding deferred compensation liability under the plan were $740 and $611 at August 31, 2011 and 2010, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders' equity.

Split-Dollar Life Insurance Arrangements

        The Company adopted the guidance for accounting for split dollar life insurance arrangements on September 1, 2008. The net liability related to these postretirement benefits was calculated as the difference between the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured's death. The Company prepared its calculation by using mortality assumptions which were based on the 2008 Combined Static Mortality Table, and an appropriate discount rate. The Company's net liability related to these postretirement obligations was $73 and $100 at August 31, 2011 and 2010, respectively.

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

Research and Product Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $2,452, $1,748 and $1,632 for the years ended August 31, 2011, 2010 and 2009, respectively.

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

        Stock-based compensation expense recognized in fiscal years 2011, 2010 and 2009 was $1,682, $2,220 and $2,210 respectively.

        The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2011 and 2009. There were no options granted during the fiscal year ended August 31, 2010.

	2011	2009
Expected Dividend yield	2.0%	2.0%
Expected life	6.0 years	6.5 years
Expected volatility	30.0%	34.0%
Risk-free interest rate	2.5%	3.4%

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

Net Income Per Share

        In June 2008, the FASB issued authoritative guidance within ASC Topic 260, "Earnings Per Share" ("ASC 260"), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the new provisions. The Company adopted the provisions of this standard on September 1, 2009, and the presentation of earnings per share for previously reported periods has been adjusted to reflect the retrospective adoption of this standard. See Note 18 for more information on the additional disclosures required for the Company's adoption of ASC 260.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, unrealized gains and losses on marketable securities and adjustments related to the change in the funded status of the pension plan.

Segments

        The Segment Reporting topic of the FASB codification establishes standards for reporting information about operating segments. In the fourth quarter of its 2011 fiscal year, the Company reorganized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for this segmentation is distinguished by the nature of the products and how they are delivered to their respective markets. The Industrial Materials segment reflects specified products that are used in or integrated into another company's product with demand dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

services, laminated durable papers, and flexible composites and laminates for the aerospace, packaging and industrial laminate markets. The Construction Materials segment reflects its construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Recently Issued Accounting Standards

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (Accounting Standards Codification "ASC" Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). The updated standard requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The portion of the update which was effective for fiscal years beginning after December 15, 2009 was adopted by the Company effective March 1, 2010 and the adoption did not have any effect on its consolidated financial position, results of operations or cash flows. The portion of the update which is effective for fiscal years beginning after December 15, 2010 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 will not have an effect on the Company's consolidated financial position, results of operations or cash flows; however, the Company may have additional disclosure requirements if a material acquisition occurs.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company's consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment," ("ASU 2011-08") which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

to the first step of the two-part test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect that the adoption of ASU 2011-08 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2—Inventories

        Inventories consist of the following as of August 31, 2011 and 2010:

	2011	2010
Raw materials	$10,206	$8,497
Finished and in process	10,635	6,181

Total Inventories	$20,841	$14,678

Note 3—Property, Plant and Equipment

        Property, plant and equipment consist of the following as of August 31, 2011 and 2010:

	2011	2010
Property, Plant and Equipment
Land and improvements	$4,347	$4,295
Buildings	14,763	11,405
Machinery and equipment	30,803	30,270
Leasehold improvements	2,651	1,976
Construction in progress	4,473	4,993

	57,037	52,939
Accumulated depreciation	(27,439)	(25,525)

Property, plant and equipment, net	$29,598	$27,414

        The majority of construction in progress relates to the following on-going projects: (1) continued renovation of the facility in Oxford, MA, in order to provide capacity for consolidation efforts and future growth; (2) continued renovation of the facility in O'Hara Township, PA in order to increase production capacity and improve efficiencies for existing product lines as well as provide space to integrate future acquisitions; and (3) the build out of the newly leased property in Winnersh, UK.

        In June 2009, the Company entered into a sale leaseback transaction pursuant to the sale of its real property (land and building) located in Evanston, IL. As part of this transaction, the Company agreed to provide financing to the purchaser, whereby the interest due on the financing is equal to the rental payments over the life of the lease. In accordance with ASC Topic 360-20, "Property, Plant and Equipment—Real Estate Sales", the Company is accounting for this sale leaseback transaction under the deposit method due to its continued involvement in the form of providing this permanent financing to the buyer. The Company has provided this recourse financing to the buyer whereby the only recourse it has is to take back control and ownership of the leased asset. Under the deposit method, the Company continues to report the property on its balance sheet and records depreciation expense as a period cost in its statement of operations. The property remains on its consolidated balance sheet in its original caption of property, plant, and equipment. Deposits received in the form of cash from the buyer, are reported as a deposit on the contract and are included on the balance sheet in other non-current liabilities.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 4—Goodwill and Intangible Assets

        The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Construction Materials	Industrial Materials	Electronic Manufacturing Services	Consolidated
Balance at August 31, 2009	$1,693	$6,914	$5,999	$14,606
Acquisition of C.I.M. Industries Inc.	8,573	—	—	8,573
Acquisition of ServiWrap product lines	258	—	—	258
Acquisition of Paper Tyger—additional earnout	—	44	—	44
Acquisition of Metronelec assets—additional earnout	—	116	—	116
Acquisition of Capital Services—additional earnout	135	—	—	135
Sale of Electronic Manufacturing Services business	—	—	(5,999)	(5,999)
FX translation adjustment	(11)	(285)	—	(296)

Balance at August 31, 2010	$10,648	$6,789	$—	$17,437
Acquisition of Paper Tyger—additional earnout	—	57	—	57
Acquisition of Metronelec assets—additional earnout	—	215	—	215
FX translation adjustment	13	338	—	351

Balance at August 31, 2011	$10,661	$7,399	$—	$18,060

        In June 2010, the goodwill related to Electronic Manufacturing Services was eliminated from the Company's consolidated balance sheet as part of the accounting for the sale of that business.

        As part of the Company's transition to two operating segments (see Note 11), the Company's goodwill was allocated to each segment based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company identified several reporting units within each of its two operating segments that are used to evaluate the possible impairment of goodwill. The Company performs impairment reviews annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. For fiscal 2011, the Company's review indicated no impairment of goodwill.

        As of August 31, 2011, the Company had a total goodwill balance of $18,060 related to its acquisitions, of which $1,800 remains deductible for income taxes.

        Intangible assets subject to amortization consist of the following as of August 31, 2011 and 2010:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2011
Patents and agreements	12.7 years	$2,243	$2,175	$68
Formulas	9.7 years	3,589	1,318	2,271
Trade names	4.7 years	1,413	693	720
Customer lists and relationships	10.4 years	19,314	6,188	13,126

		$26,559	$10,374	$16,185

August 31, 2010
Patents and agreements	12.7 years	$2,237	$2,118	$119
Formulas	9.8 years	3,530	914	2,616
Trade names	4.7 years	1,348	445	903
Customer lists and relationships	10.4 years	18,604	4,300	14,304

		$25,719	$7,777	$17,942

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Aggregate amortization expense related to intangible assets for the years ended August 31, 2011, 2010 and 2009 was $2,309, $3,039 and $921, respectively. As of August 31, 2011 estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2012	$2,373
2013	2,256
2014	2,199
2015	2,001
2016	1,939

$10,768

Note 5—Cash Surrender Value of Life Insurance

        Life insurance is provided under split dollar life insurance agreements whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.

        The Company recognized cash surrender value of life insurance policies, net of loans of $5 at August 31, 2011 and 2010, secured by the policies, with the following carriers as of August 31, 2011 and 2010:

	2011	2010
John Hancock	$4,182	$3,465
Manufacturers' Life Insurance Company	890	926
Metropolitan Life Insurance	1,763	1,732
Other life insurance carriers	80	80

	$6,915	$6,203

        Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 6—Long-Term Debt and Notes Payable

        Long-term debt consists of the following at August 31, 2011 and 2010:

	2011	2010
Term note payable to bank in 36 monthly payments of $167 through August 31, 2012 with interest payable monthly at LIBOR rate plus 175 basis points (effective interest rate of 1.94% at August 31, 2011). In November 2011, the Company executed an amendment to this Term note, extending the maturity date from August 31, 2012 to August 31, 2014. Monthly payments of $167 will continue through August 2014, at which time Chase will repay the remaining principal balance plus any interest then due. All other terms of the Term note remain the same	$6,000	$8,000
Promissory notes payable to five CIM shareholders in 3 consecutive annual installments of $1,000 each, with the initial payment due on September 4, 2010. Interest on the unpaid principal balance of the promissory notes accrues at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment (effective interest rate of 0.84% at August 31, 2011)	2,000	3,000
Term note payable to bank in 36 monthly payments of $117 through December 15, 2012 with interest payable monthly at LIBOR rate plus 190 basis points (effective interest rate of 2.11% at August 31, 2011). On December 15, 2012, Chase will repay the remaining principal balance plus any interest then due	4,667	6,067

	12,667	17,067
Less portion payable within one year classified as current	(4,400)	(4,400)

Long-term debt, less current portion	$8,267	$12,667

        The Company has a long-term unsecured revolving credit facility available up to a maximum amount of $10 million at the bank's base lending rate or, at the option of the Company, at the effective 30-Day London Interbank Offered Rate (LIBOR) plus 150 basis points. As of August 31, 2011 and 2010, the entire amount of $10 million was available for use. Any future outstanding balance on this long-term unsecured credit facility will be included in scheduled principal payments at its maturity. On June 8, 2010, the Company executed an amendment to this credit facility, extending the maturity to March 31, 2013. As part of this amendment, the interest rate was increased by 25 basis points, from its original rate of LIBOR plus 125 basis points. All other terms of the credit facility remain the same.

        Under the terms of the Company's credit facility agreement, the Company must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis. The Company was in compliance with its debt covenants as of August 31, 2011 and 2010.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 7—Income Taxes

        The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The provision (benefit) for income taxes on continuing operations is as follows:

	Year Ended August 31,
	2011	2010	2009
Current:
Federal	$4,536	$6,033	$1,552
State	210	823	(81)
Foreign	1,039	953	927

Total current income tax provision	5,785	7,809	2,398

Deferred:
Federal	(47)	(1,692)	495
State	2	(238)	106
Foreign	(498)	(149)	(211)

Total deferred income tax provision (benefit)	(543)	(2,079)	390

Total income tax provision	$5,242	$5,730	$2,788

        The Company's combined federal, state and foreign effective tax rates on income from continuing operations for fiscal 2011, 2010 and 2009, net of offsets generated by federal, state and foreign tax benefits, were approximately 32.4%, 34.8% and 34.4%, respectively. The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate for the years ended August 31, 2011, 2010 and 2009:

	Year Ended August 31,
	2011	2010	2009
Federal statutory rates	35.0%	35.0%	35.0%

Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	1.1%	2.2%	2.0%
Domestic production deduction	(3.0)%	(1.6)%	(0.9)%
Foreign tax rate differential	(0.7)%	(1.2)%	(1.7)%
Adjustment to tax reserve	—	0.9%	(0.1)%
Research credit generated	(0.7)%	(0.1)%	(0.7)%
Other	0.7%	(0.4)%	0.8%

Effective income tax rate	32.4%	34.8%	34.4%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effect of temporary differences on the Company's income tax provision on income from continuing operations:

	Year Ended August 31,
	2011	2010	2009
Current income tax provision	$5,785	$7,809	$2,398

Deferred provision (benefit):
Allowance for doubtful accounts	9	27	35
Inventories	(248)	(20)	28
Pension expense	210	(66)	33
Deferred compensation	(15)	(4)	78
Accruals	(56)	103	34
Warranty reserve	(6)	18	68
Depreciation and amortization	66	(1,930)	(546)
Restricted stock grant	(391)	(83)	32
Capital loss carryforwards	—	—	651
Unrepatriated earnings	1,137	1,070	902
Foreign taxes net of unrepatriated earnings	(1,086)	(1,045)	(742)
Foreign amortization	(112)	(149)	(131)
Other accrued expenses	(51)	—	(52)

Total deferred income tax provision (benefit)	(543)	(2,079)	390

Total income tax provision	$5,242	$5,730	$2,788

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2011	2010
Current:
Deferred tax assets:
Allowance for doubtful accounts	$94	$103
Inventories	435	187
Accruals	43	1
Warranty reserve	25	19

Current deferred tax assets	597	310

Deferred tax liabilities:
Prepaid liabilities	(38)	(52)

Current deferred tax liabilities	(38)	(52)

Current deferred tax assets, net	559	258

Noncurrent:
Deferred tax assets:
Pension accrual	2,327	2,304
Deferred compensation	654	639
Unrealized gain/loss on restricted investments	16	38
Restricted stock grants	962	636
Non qualified stock options	16	16
Foreign tax credits	5,399	4,313
Foreign other	208	164

Noncurrent deferred tax assets	9,582	8,110

Deferred tax liabilities:
Unrepatriated earnings	(5,173)	(3,883)
Foreign intangibles	(157)	(587)
Depreciation and amortization	(3,920)	(3,520)

Noncurrent deferred tax liabilities	(9,250)	(7,990)

Noncurrent deferred tax assets, net	332	120

Net deferred tax assets	$891	$378

        The Company entered into a sales-leaseback transaction with certain appreciated property located in Evanston, IL, triggering a capital gain for tax purposes in fiscal 2009. All of the capital loss carryovers generated in prior years were utilized as a result of this transaction.

        A summary of the Company's adjustments to its uncertain tax positions in fiscal years ended August 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Balance, at beginning of the year	$887	$747	$752
Increase for tax positions related to the current year	50	100	91
Increase / (decrease) for tax positions related to prior years	(44)	40	(96)

Balance, at end of year	$893	$887	$747

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The unrecognized tax benefits mentioned above include an aggregate of $384 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Total interest and penalty charges of approximately $24 were recorded to income during the current fiscal year. The Company anticipates that its reserve for uncertain tax positions may be reduced over the next twelve month period, to the extent it settles any potential disputed items with the appropriate taxing authorities. However, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

        The Company is subject to U.S. federal income tax as well as to income tax of multiple state and foreign tax jurisdictions. The statute of limitations for all material U.S. federal, state, and local tax filings remains open for fiscal years subsequent to 2007. For foreign jurisdictions, the statute of limitations remains open in the UK for fiscal years subsequent to 2006 and in France for fiscal years subsequent to 2007.

Note 8—Operating Leases

        The following is a schedule for the next five years of future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2011:

Year ending August 31,	Future Minimum Lease Payments
2012	$773
2013	743
2014	857
2015	756
2016	726
2017 and thereafter	5,522

Total future minimum lease payments	$9,377

        Total rental expense for all operating leases amounted to $1,103, $950 and $889 for the years ended August 31, 2011, 2010 and 2009, respectively.

        In June 2009, the Company entered into a sale leaseback transaction pursuant to the sale of its real property (land and building) located in Evanston, IL. As part of this transaction, the Company agreed to provide financing to the purchaser, whereby the interest due on the financing is equal to the rental payments over the life of the lease. The Company received a $400 deposit at the closing, and an additional payment of $25 was received in December 2009. The remainder of the $4,250 sales price will be due at various dates over the term of the 49 month lease, of which $3,400 is due at the end of the lease term in July 2013. Accordingly, future rental payments on this property are not included in the schedule above. The Company is deferring the gain on this transaction until the end of the lease term and has recorded the $425 payments received to date as a non current liability as of August 31, 2011.

Note 9—Benefits and Pension Plans

401(k) Plan

        The Company has a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 100% of the first percent of salary contributed and 50% thereafter, up to an amount equal to three and one half percent of such employee's annual salary. The Company's contribution expense was $297, $330 and $304 for the years ended August 31, 2011, 2010 and 2009, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Non-Qualified Deferred Savings Plan

        The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $740 and $611 at August 31, 2011 and 2010, respectively.

Pension Plans

        The Company has non-contributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan ("Pension Plan") and an unfunded supplemental plan designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The Pension Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2011.

        Effective December 1, 2008, a soft freeze in the Pension Plan was adopted whereby no new employees hired will be admitted to the Pension Plan, with the exception of the International Association of Machinists and Aerospace Workers Union. All participants admitted to the plans prior to the December 1, 2008 freeze will continue to accrue benefits as detailed in the plan agreements.

        The following tables reflect the status of the Company's pension plans for the years ended August 31, 2011, 2010 and 2009:

	Year Ended August 31,
	2011	2010	2009
Change in benefit obligation
Projected benefit obligation at beginning of year	$12,044	$11,185	$8,800
Service cost	526	494	432
Interest cost	430	490	547
Amendments	—	—	—
Actuarial (gain) loss	1,013	549	1,434
Settlements	—	—	—
Benefits paid	(60)	(674)	(28)

Projected benefit obligation at end of year	$13,953	$12,044	$11,185

Change in plan assets
Fair value of plan assets at beginning of year	$6,022	$5,495	$5,449
Actual return on plan assets	519	451	(706)
Employer contribution	754	750	780
Settlements	—	—	—
Benefits paid	(60)	(674)	(28)

Fair value of plan assets at end of year	$7,235	$6,022	$5,495

Funded status at end of year	$(6,718)	$(6,022)	$(5,690)
Amounts recognized in consolidated balance sheets
Non-current assets	$—	$—	$—
Current liabilities	(5)	—	—
Non-current liabilities	(6,713)	(6,022)	(5,690)

Net amount recognized in Consolidated Balance Sheets	$(6,718)	$(6,022)	$(5,690)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

	Year Ended August 31,
	2011	2010	2009
Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$11,954	$10,355	$9,646
Projected benefit obligations	$13,953	$12,044	$11,185
Plan assets at fair value	$7,235	$6,022	$5,495
Amounts recognized in accumulated other comprehensive Income
Prior service cost	$156	$230	$315
Net actuarial loss	5,164	4,469	4,177

Adjustment to pre-tax accumulated other comprehensive income	$5,320	$4,699	$4,492

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) or loss	$934	$505	$2,572
Amortization of loss	(239)	(212)	(54)
Prior service cost	—	—	—
Amortization of prior service cost	(74)	(86)	(92)

Total recognized in other comprehensive income	621	207	2,426
Net periodic pension cost	829	875	693

Total recognized in net periodic pension cost and other comprehensive income	$1,450	$1,082	$3,119

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$74	$74	$86
Net actuarial loss or (gain)	276	239	212

        Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 (TRA) and adoption of the unfunded supplemental pension plan.

        Components of net periodic pension cost for the fiscal years ended August 31, 2011, 2010 and 2009 included the following:

	Year Ended August 31,
	2011	2010	2009
Components of net periodic benefit cost
Service cost	$526	$494	$432
Interest cost	430	490	547
Expected return on plan assets	(440)	(407)	(432)
Amortization of prior service cost	74	86	92
Amortization of accumulated (gain)/loss	239	212	54
Settlement (gain)/loss	—	—	—

Net periodic benefit cost	$829	$875	$693

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Weighted-average assumptions used to determine benefit obligations as of August 31, 2011 and 2010 are as follows:

	2011	2010
Discount rate
Qualified plan	4.73%	4.45%
Supplemental plan	3.00%	2.51%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Discount rate
Qualified plan	4.45%	5.29%	6.66%
Supplemental plan	2.51%	3.38%	5.72%
Expected long-term return on plan assets
Qualified plan	8.00%	8.00%	8.00%
Supplemental plan	0.00%	0.00%	0.00%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%

        It is the Company's policy to evaluate, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Moody's Corporate Aa Bond index has generally been used as a benchmark for this purpose, with adjustments made if the duration of the index differed from that of the plan. For periods since August 31, 2008, the discount rate has been determined by matching the expected payouts from the respective plans to the spot rates inherent in the Citigroup Pension Discount Curve. A single rate is then developed, that when applied to the expected cash flows, results in the same present value as determined using the various spot rates. The Company believes that this approach produces the most appropriate approximation of the plan liability.

        The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company's primary pension obligation, of approximately $47 for the qualified plan and $1 for the supplemental plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company's targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $65 for the qualified plan. No rate of return is assumed for the nonqualified plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

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

        The Pension Plan has the following target allocation and weighted-average asset allocations as of August 31, 2011, 2010 and 2009:

		Percentage of Plan Assets as of August 31,
	Target Allocation Range
Asset Category		2011	2010	2009
Equity securities	40-70%	53%	44%	56%
Debt securities	20-50%	42%	50%	34%
Real estate	0-15%	5%	5%	6%
Other	0-10%	0%	1%	4%

Total	100%	100%	100%	100%

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

        The following table presents the Company's pension plan assets at August 31, 2011 and 2010 by asset category:

		Fair value measurements at August 31, 2011 using:				Fair value measurements at August 31, 2010 using:
	August 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	August 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Equity securities	$3,845	$3,845	$—	$—	$2,632	$2,632	$—	$—
Debt securities	3,029	2,812	217	—	3,009	2,819	190	—
Real estate	361	—	361	—	319	—	319	—
Other	—	—	—	—	62	—	62	—

Total	$7,235	$6,657	$578	$—	$6,022	$5,451	$571	$—

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Estimated Future Benefit Payments

        The following pension benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years:

Year ending August 31,	Pension Benefits
2012	$2,002
2013	6,815
2014	281
2015	361
2016	186
2017-2021	$2,031

        The Company contributed $750, $750 and $780 to fund its obligations under the pension plan for the years ended August 31, 2011, 2010 and 2009, respectively. The Company plans to make the necessary contributions during fiscal 2012 to ensure the qualified plan continues to be adequately funded given the current market conditions.

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

        In August 2008, the Board of Directors of the Company approved a plan for issuing a performance and service based restricted stock grant of 50,657 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2008 and a vesting date of August 31, 2011. Based on the fiscal year 2009 financial results, the aggregate size of the grant was reduced by 15,944 shares of restricted stock subsequent to the end of fiscal year 2009 in accordance with the performance measurement criteria. The adjusted restricted stock award of 34,713 shares was finalized in the quarter ended November 30, 2009 and no further performance-based measurements apply to this award. Compensation expense is being recognized on a ratable basis over the vesting period.

        In August 2009, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 76,874 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2009 and a vesting date of August 31, 2012. Based on the fiscal year 2010 financial results, 68,453 additional shares of restricted stock were earned and granted subsequent to the end of fiscal year 2010 in accordance with the performance measurement criteria. The adjusted restricted stock award of 145,327 shares was finalized in the quarter ended November 30, 2010 and no further performance-based measurements apply to this award. Compensation expense is being recognized on a ratable basis over the vesting period.

        In December 2009, restricted stock in amounts of 2,377 and 8,421 shares related to the September 2008 and 2009 grants, respectively, were forfeited in conjunction with the retirement of an executive officer of the Company.

        In August 2010, the Board of Directors of the Company approved the fiscal year 2011 Long Term Incentive Plan ("LTIP") for the executive officers. The fiscal 2011 LTIP is an equity based plan with a grant date of September 1, 2010 and containing the following restricted stock components: (a) a performance and service based restricted stock grant of 32,835 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2013. Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 16,417 shares in the aggregate, and a vesting date of August 31, 2013. Compensation expense is being recognized on a ratable basis over the vesting period.

        Based on the fiscal year 2011 financial results, 32,835 additional shares of restricted stock (total of 65,670 shares) were earned and granted subsequent to the end of fiscal year 2011 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award. Compensation expense is being recognized on a ratable basis over the vesting period.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Non-Employee Board of Directors

        Prior to January 2009, as part of their annual retainer, non-employee members of the Board of Directors received $15 of Chase Corporation common stock, in the form of Restricted Stock or Restricted Stock Units valued at the closing price of the day preceding the first day of the new year of Board service which generally coincides with the Company's annual shareholder meeting. The stock awards vest one year from the date of grant.

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

        Beginning in 2011, the annual retainer for non-employee members of the Board of Directors includes a combined total of $169 of Chase Corporation common stock, in the form of restricted stock valued in conjunction with the start of the new year of Board service which generally coincides with the Company's annual shareholder meeting. The stock award vests one year from the date of grant. In February 2011, non-employee members of the Board received a total grant of 11,031 shares of restricted stock for service for the period from January 31, 2011 through January 31, 2012. The shares of restricted stock will vest at the conclusion of this service period. Compensation is being recognized on a ratable basis over the twelve month vesting period.

Stock Options

        In August 2009, the Company's Board of Directors authorized a grant of stock options to its Chief Executive Officer, its President and its Chief Financial Officer to purchase 75,000, 50,000 and 25,000 shares of common stock, respectively. Each of these options has an exercise price of $11.15 per share, and will vest in four equal annual allotments beginning on August 31, 2010 and ending on August 31, 2013. The options will expire on the tenth anniversary of the grant date. Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

        In August 2010, the Board of Directors of the Company approved the fiscal year 2011 Long Term Incentive Plan ("LTIP") for the executive officers. The fiscal 2011 LTIP is an equity based plan with a grant date of September 1, 2010 and included options to purchase 62,425 shares of common stock in the aggregate. Each of these options has an exercise price of $12.70 per share, and will vest in three equal annual allotments beginning on August 31, 2011 and ending on August 31, 2013. The options will expire on August 31, 2020. Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

        In April 2011, the Board of Directors of the Company authorized a grant of stock options to certain non-executive officer employees to purchase 15,201 shares of common stock in the aggregate with an exercise

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

price of $16.53 per share. The options will vest in three equal annual allotments beginning on April 30, 2012 and ending on April 30, 2014. The options will expire on April 30, 2021. Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

        The following table summarizes information about stock options outstanding as of August 31, 2011:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$11.15	150,000	8.0 years	$11.15	$243	75,000	$11.15	$122
$12.70	62,425	9.0 years	12.70	4	20,808	12.70	1
$16.53	265,201	7.0 years	16.53	—	—	—	—

	477,626	7.6 years	$14.34	$247	95,808	$11.49	$123

        Options are granted with an exercise price that is equal to the market value of the Company's common stock on the grant date.

        A summary of the transactions of the Company's stock option plans for the years ended August 31, 2011, 2010 and 2009 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Options outstanding as of August 31, 2008	15,500	$5.25	356,000	$13.20
Granted	—	—	150,000	11.15
Exercised	(3,000)	5.25	—	—
Forfeited or cancelled	—		—	—

Options outstanding as of August 31, 2009	12,500	$5.25	506,000	$12.59

Granted	—	—	—	—
Exercised	(10,000)	5.25	(35,000)	5.48
Forfeited or cancelled	—			—

Options outstanding as of August 31, 2010	2,500	$5.25	471,000	$13.12

Granted	—	—	77,626	13.45
Exercised	(2,500)	5.25	(71,000)	5.25
Forfeited or cancelled	—	—

Options outstanding as of August 31, 2011	—	$—	477,626	$14.34

Options exercisable as of August 31, 2011	—	$—	95,808	$11.49

        The weighted average grant date fair value of options granted in the years ended August 31, 2011 and 2009 was $3.59 and $3.58 per share, respectively. There were no options granted in the year ended August 31, 2010. All stock option plans have been approved by the Company's stockholders.

        The total pretax intrinsic value of stock options exercised was $844, $275, and $16 for the years ended August 31, 2011, 2010 and 2009, respectively.

        Excluding the common stock currently reserved for issuance upon exercise of the 477,626 outstanding options, there are 300,005 shares of common stock available for future issuance under the Company's equity compensation plans.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The tax (expense) / benefit realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was ($37), ($196), and $265 for the years ended August 31, 2011, 2010 and 2009, respectively.

        As of August 31, 2011, unrecognized expense related to all stock based compensation described above, is $1,928.

Note 11—Segment Data

        Due to the recent changes in our business structure, resulting from several business combinations and divestitures over the past few years, as well as the consolidation of some of our manufacturing facilities and key processes, the Company's management team has restructured their internal and external reporting process to more accurately reflect the manner in which the current business is being managed and operated. In the fourth quarter of its 2011 fiscal year, the Company reorganized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for this segmentation is distinguished by the nature of the products and how they are delivered to their respective markets. The Industrial Materials segment reflects specified products that are used in or integrated into another company's product with demand dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites and laminates for the aerospace, packaging and industrial laminate markets. The Construction Materials segment reflects our construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

        The following tables summarize information about the Company's segments:

	Years Ended August 31,
	2011		2010		2009
Revenues from external customers
Industrial Materials	$75,744		$64,645		$60,678
Construction Materials	47,296		54,098		30,558

Total	$123,040		$118,743		$91,236

Income before income taxes
Industrial Materials	$16,450	(a)	$16,328	(b)	$11,753	(c)
Construction Materials	3,972		6,367		2,146

Total for reportable segments	20,422		22,695		13,899
Corporate and Common Costs	(4,249)		(6,239)		(5,796	) (d)

Total	$16,173		$16,456		$8,103

(a)
Includes idle facility costs of $706 from our Paterson, NJ and Oxford, MA facilities

(b)
Includes idle facility costs of $392 from our Paterson, NJ and Oxford, MA facilities

(c)
Includes loss on impairment of goodwill of $237

(d)
Includes loss on impairment of assets of $262

        Revenues in our Industrial Materials segment increased $11,099 or 17% to $75,744 for the year ended August 31, 2011 compared to $64,645 in fiscal 2010. The increase in revenues from our Industrial Materials segment in fiscal 2011 was primarily due to increased sales of: (a) $6,967 from our wire & cable product line as we benefitted from increased demand in the electrical cable market; (b) $2,219 in the electronic coatings product

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

line, primarily due to increased demand in the industrial controls and automotive markets; and (c) $1,793 from our custom products product lines. Revenues from our Construction Materials segment decreased $6,802 or 13% to $47,296 for the year ended August 31, 2011 compared to $54,098 for fiscal 2010. The reduced sales from our Construction Materials segment in fiscal 2011 was primarily due to decreased sales of: (a) $4,603 from our private label products due to less demand for these products; (b) $1,230 from pipeline products produced at our UK facility as we experienced production challenges in meeting heavy Middle East demand in the latter half of fiscal 2011; and (c) $999 from our construction product lines as a result of decreased demand in the transportation and architectural markets.

        Revenues in our Industrial Materials segment increased $3,967 or 7% to $64,645 for the year ended August 31, 2010 compared to $60,678 in fiscal 2009. The increase in revenues from our Industrial Materials segment in fiscal 2010 was primarily due to increased sales of $6,672 in the electronic coatings product line from both the worldwide automotive sector and protective products used in domestic infrastructure applications. This increase was partially offset by decreased sales of $2,947 from our custom products product lines primarily due to decreased demand in the transportation market. Revenues from our Construction Materials segment increased $23,540 or 77% to $54,098 for the year ended August 31, 2010 compared to $30,558 for fiscal 2009. The increase in revenues from our Construction Materials segment in fiscal 2010 was primarily due to increased sales of: (a) $12,354 from CIM which we acquired in September 2009; (b) $4,991 from ServiWrap which was acquired in December 2009; (c) $3,354 from our pipeline and construction product lines; and (d) $2,793 from our private label products due to increased demand for these products.

	As of August 31,
	2011	2010
Total assets
Industrial Materials	$49,306	$41,870
Construction Materials	54,329	53,970

Total for reportable segments	103,635	95,840
Corporate and Common Assets	25,274	27,361

Total	$128,909	$123,201

        As further detailed in Note 15, the Electronic Manufacturing Services business was sold in June 2010 and the financial results of this previously reported segment are classified as discontinued operations.

Note 12—Export Sales and Foreign Operations

        Export sales from continuing domestic operations to unaffiliated third parties were $19,715, $18,069 and $14,611 for the years ended August 31, 2011, 2010 and 2009, respectively. The growth in our export sales in fiscal 2011 was primarily due to increased demand from our foreign customers in the aerospace and wire & cable markets.

        The Company's products are sold world-wide. For the years ended August 31, 2011, 2010 and 2009, sales from its operations located in the United Kingdom accounted for 12%, 13% and 9%, respectively, of total Company revenues from continuing operations. No other foreign geographic area accounted for more than 10% of consolidated revenues for the years ended August 31, 2011, 2010 and 2009.

        As of August 31, 2011 and 2010, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $2,796 and $2,020, respectively, located in the United Kingdom. These balances exclude goodwill and intangibles of $13,267 and $13,757, as of August 31, 2011 and 2010, respectively. No other foreign geographic area accounted for more than 10% of the Company's total assets as of August 31, 2011 and 2010.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 13—Supplemental Cash Flow Data

        Supplemental cash flow information for the years ended August 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Income taxes paid	$7,465	$8,038	$2,481

Interest paid	$276	$314	$30

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$—	$152	$1,526
Common stock received for payment of stock option exercises	$386	$—	$—
Accrued contingent payments related to acquisitions	$—	$—	$327
Acquisition holdback payments, previously accrued for	$—	$—	$303
Property, plant & equipment additions included in accounts payable	$329	$66	$280
Notes payable to CIM shareholders related to acquisition	$—	$3,000	$—
Accrual of additional proceeds on sale of business	$—	$1,146	$—
Sale of Electronic Manufacturing Services business
Current assets (excluding cash)		$(6,867)
Property and equipment		(857)
Goodwill		(5,999)
Accounts payable and accrued liabilities		193
Deferred tax liabilities		1,553
Gain on sale of business		(712)

Cash received from sale of business, net of transaction costs		$12,689

Acquisition of certain assets for ServiWrap product line
Property, plant & equipment		$460
Goodwill		258
Intangible assets		8,981

Cash provided through operating cash and increase in debt		$(9,699)

Acquisition of CIM Industries
Current assets (net of cash acquired)		$1,991
Property, plant & equipment		4,262
Goodwill		8,573
Intangible assets		8,100
Accounts payable and accrued liabilities		(439)
Deferred tax liabilities		(3,593)

Cash provided through operating cash and increase in debt		$(18,894)

Note 14—Acquisitions

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

        The total purchase price for this acquisition was £5,983 ($9,699 at the time of acquisition) and the assets acquired by the Company include product lines, manufacturing equipment and certain intellectual property rights. The purchase was funded through a combination of cash on hand and a term loan in the amount of $7.0 million from RBS Citizens. The effective date for this acquisition was December 18, 2009 and the results of this acquisition have been included in the Company's financial statements since then. The acquisition was accounted for as a business combination under ASC Topic 805, "Business Combinations." In accordance with this accounting standard, the Company expensed $304 of acquisition related costs.

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

Supplemental Pro Forma Data

        The following table presents the pro forma results of the Company for the three and twelve month periods ended August 31, 2010, as though the CIM and ServiWrap acquisitions described above occurred on September 1, 2009. The actual revenues and expenses for the CIM and ServiWrap acquisitions are included in the Company's fiscal 2010 consolidated results beginning on September 4, 2009 and December 18, 2009, respectively. Revenues for CIM and ServiWrap since the acquisition dates included in the consolidated statement of operations for fiscal year 2010 were $12,354 and $4,991, respectively. Adjustments have been made for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, and the income tax impact of the pro forma adjustments at the statutory rate of 38%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on September 1, 2009.

	Three Months Ended August 31, 2010	Year Ended August 31, 2010
Revenues from continuing operations	$35,436	$123,573
Net income from continuing operations	3,849	11,191
Net income from continuing operations available to common shareholders, per common and common equivalent share
Basic	$0.43	$1.25
Diluted	$0.43	$1.24

        All acquisitions have been accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 15—Discontinued Operations

        On June 30, 2010 the Company divested its contract manufacturing services business to MC Assembly in an all cash transaction, structured as a sale of substantially all of the assets of the Chase Electronic Manufacturing Services business. The purchase price of $13,000 was subject to certain post-closing adjustments, which resulted in additional gross proceeds of approximately $1,481 based on the final net working capital of the business. Total gross proceeds were offset by transactions costs of $646. The net proceeds from the sale are available for debt reduction and continued investment in the Company's core tapes and coatings businesses within its specialized manufacturing segment.

        The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations for all years presented. This business was historically reported by the Company as a separate reporting segment called Electronic Manufacturing Services.

        The results of the Electronic Manufacturing Services business were as follows for the years ended August 31, 2010 and 2009:

	Year Ended August 31,
	2010	2009
Revenues	$18,352	$16,370

Income before income taxes	$2,973	$1,718
Income taxes	(1,183)	(648)

Net income from discontinued operations	$1,790	$1,070

        The fiscal year 2010 results include a $429 after-tax gain on the sale of the Electronic Manufacturing Services business.

Note 16—Fair Value Measurements

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

        The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within Level 1 in the fair value hierarchy. The financial assets classified as Level 1 as of August 31, 2011 and 2010 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table sets forth the Company's financial assets that were accounted for at fair value on a recurring basis as of August 31, 2011 and 2010:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	August 31, 2011	$740	$740	$—	$—
Restricted investments	August 31, 2010	$611	$611	$—	$—

Note 17—Related Party Transactions

        In June 2009, the Company sold real property (building and land) to ChaseBay Real Estate Holdings, Inc. ("ChaseBay") for a purchase price of $1,370. The property is located in West Bridgewater, MA and was previously being leased by the Company to Sunburst Electronics Manufacturing Solutions, Inc. ("Sunburst") for a monthly base rent of $15. Andrew Chase, President of Sunburst and partner of ChaseBay, is the son of Edward L. Chase (deceased), and a Trustee of the Edward L. Chase Revocable Trust (the "Trust"), the brother of Peter R. Chase (the Chairman and CEO of the Company) and the uncle of Adam P. Chase (the President and COO of the Company).

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

        Additionally, a voting agreement between Chase and the Trust expires in December 2013. Pursuant to the voting agreement, the Trustees have agreed to vote for the nominees for director of the Company, as approved from time to time by the Company's Nominating and Governance Committee, through the annual meeting in January 2013. The voting agreement requires that a designated representative of the Trust be elected a director of the Company. The voting agreement which had an original book value of $200, has been capitalized as an intangible asset and is being amortized over its ten year useful life. As of August 31, 2011, this intangible asset has a net book value of $45.

Note 18—Net Income Per Share

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

The presentation of earnings per share for previously reported periods has been adjusted due to retrospective adoption of this standard. The calculation of earnings per share under ASC 260 is as follows:

	Years Ended August 31,
	2011	2010	2009
Income from continuing operations	$10,931	$10,726	$5,314
Less: Allocated to participating securities	279	299	118

Available to common shareholders	$10,652	$10,427	$5,196

Income from discontinued operations	—	$1,790	$1,070
Less: Allocated to participating securities	—	50	24

Available to common shareholders	—	$1,740	$1,046

Net income	$10,931	$12,516	$6,385
Less: Allocated to participating securities	279	349	143

Available to common shareholders	$10,652	$12,167	$6,242

Basic weighted averages shares outstanding	8,721,452	8,554,164	8,348,338
Additional dilutive common stock equivalents	42,356	70,106	283,189

Diluted weighted averages shares outstanding	8,763,808	8,624,270	8,631,527

Basic Earnings per Share
Income from continuing operations per share	$1.22	$1.22	$0.62
Income from discontinued operations per share	—	0.20	0.13

Net income per common and common equivalent share	$1.22	$1.42	$0.75

Diluted Earnings per Share
Income from continuing operations per share	$1.22	$1.21	$0.60
Income from discontinued operations per share	—	0.20	0.12

Net income per common and common equivalent share	$1.22	$1.41	$0.72

        For the years ended August 31, 2011 and 2010, stock options to purchase 265,201 and 250,000 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

        As previously reported in the second quarter, the Company identified an immaterial error in the calculation of previously reported basic and diluted shares outstanding resulting in earnings per share being understated in certain periods in fiscal 2010 and 2009. The Company has revised the prior period financial statements to reflect the appropriate earnings per share. This immaterial change results in basic earnings per share increasing from $.48 to $.49 for the three months ended August 31, 2010 and from $1.39 to $1.42 for the year ended August 31, 2010. Similarly, diluted earnings per share increased from $.48 to $.49 for the three months ended August 31, 2010 and from $1.38 to $1.41 for the year ended August 31, 2010. For the year ended August 31, 2009, basic earnings per share increased from $.74 to $.75, and there was no change to diluted earnings per share.

Note 19—Contingencies

        The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products. The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

date had been postponed and no new trial date has been set. As of October 2011, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

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

Note 20—Selected Quarterly Financial Data (Unaudited)

        The following table presents unaudited operating results for each of the Company's quarters in the years ended August 31, 2011 and 2010:

	Fiscal Year 2011 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$30,838	$25,652	$32,132	$32,296	$120,918
Gross Profit on Sales	10,777	8,211	10,902	10,711	40,601
Net income	$2,925	$1,420	$2,966	$3,620	$10,931
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.33	$0.16	$0.33	$0.40	$1.22
Diluted	$0.33	$0.16	$0.33	$0.40	$1.22

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

	Fiscal Year 2010 Quarters
	First	Second	Third	Fourth	Year
Net Sales from continuing operations	$23,861	$25,417	$32,854	$34,947	$117,079
Gross Profit on Sales from continuing operations	8,821	8,315	12,535	12,580	42,251
Income from continuing operations	$1,849	$1,193	$3,835	$3,849	$10,726
Income from discontinued operations (1)	274	433	565	518	1,790

Net income	$2,123	$1,626	$4,400	$4,367	$12,516
Net income available to common shareholders, per
common and common equivalent share:
Basic:
Continuing operations	$0.21	$0.14	$0.43	$0.44	$1.22
Discontinued operations	0.03	0.05	0.06	0.06	0.20

Net income per common and common equivalent share	$0.24	$0.19	$0.50	$0.49	$1.42
Diluted:
Continuing operations	$0.21	$0.13	$0.43	$0.43	$1.21
Discontinued operations	0.03	0.05	0.06	0.06	0.20

Net income per common and common equivalent share	$0.24	$0.18	$0.50	$0.49	$1.41

        The sum of individual share amounts may not equal due to rounding

(1)
In the fourth quarter of fiscal 2010, income from discontinued operations included a $429 after-tax gain on the sale of the Electronic Manufacturing Services business.

Note 21—Valuation and Qualifying Accounts

        The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2011	$347	$327	$(201)	$473
August 31, 2010	$350	$206	$(209)	$347
August 31, 2009	$447	$89	(186)	$350

        The following table sets forth activity in the Company's warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2011	$279	$288	$(205)	$362
August 31, 2010	$131	$250	$(102)	$279
August 31, 2009	$315	$22	(206)	$131

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2011.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of August 31, 2011, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        On November 9, 2011, we entered into an amendment to our existing unsecured $10 million credit facility with Bank of America, extending its maturity to August 31, 2014. All other terms of the credit facility remain the same.

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company's code of ethics applicable to senior management, procedures for shareholder nominations to the Company's Board of Directors, and the Company's Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2011. Information regarding the Company's executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company's Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2011.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2011.

        The following table summarizes the Company's equity compensation plans as of August 31, 2011. Further details on the Company's equity compensation plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company's equity compensation plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	389,136	$14.66	—
2001 Non-Employee Director Stock Plan	—	—	10,000
2005 Incentive Plan	88,490	12.92	290,005

Total	477,626	$14.34	300,005

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company's Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2011.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K, relating to fees paid to the Company's independent registered public accounting firm and pre-approval policies of the Company's Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2011.

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
10.6.3
Severance Agreement between the Company and Kenneth L. Dumas dated July 10, 2006 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 16, 2007).*
10.7.1	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company's 2004 Form 10-K).*
10.7.2	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company's 2004 Form 10-K).*

Exhibit Number	Description
10.8.1	Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.46 to the Company's 2004 Form 10-K).*
10.8.2	Form of award issued under Chase Corporation 2001 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.47 to the Company's 2004 Form 10-K).*
10.9.1	Second Amended and Restated Loan Agreement, dated September 4, 2009, between Chase Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company's 2009 Form 10-K).
10.9.2
First Amendment to Second Amended and Restated Loan Agreement, dated June 8, 2010, between Chase Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2010, filed on July 12, 2010).
10.9.3	Second Amendment to Second Amended and Restated Loan Agreement, dated November 9, 2011, between Chase Corporation and Bank of America, N.A.
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
10.12.1
FY 2011 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 10.12.3 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed on November 15, 2010).*
10.12.2
FY 2011 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.12.4 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed on November 15, 2010).*
10.12.3	FY 2012 Chase Corporation Long Term Incentive Plan.*

Exhibit Number	Description
10.13.1	Endorsement Split-Dollar Agreement among the Company, Edward L. Chase, and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, filed on November 27, 1998).
10.13.2
Amendment to Endorsement Split-Dollar Agreement between the Company and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2009, filed on April 9, 2009).
10.14.1
Stock Purchase Agreement dated September 4, 2009, among Chase Corporation and the shareholders of C.I.M. Industries Inc. (incorporated by reference from Exhibit 10.15.1 to the Company's 2009 Form 10-K).
10.14.2	Promissory Notes dated September 4, 2009, among Chase Corporation and the shareholders of C.I.M. Industries Inc. (incorporated by reference from Exhibit 10.15.2 to the Company's 2009 Form 10-K).
10.15.1
Asset Purchase Agreement dated December 18, 2009 between Chase Corporation and Grace Construction Products Limited (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, filed in April 9, 2010).
10.15.2
Term Loan Agreement, dated December 15, 2009, between Chase Corporation and RBS Citizens, National Association (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, filed in April 9, 2010).
10.16
Asset Purchase Agreement, dated June 28, 2010, among RWA, Inc. (d/b/a Chase EMS), Chase Corporation and MC Assembly LLC (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed on November 15, 2010).
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

Chase Corporation
By:	/s/ PETER R. CHASE Peter R. Chase, Chairman and Chief Executive Officer November 14, 2011
By:	/s/ KENNETH L. DUMAS Kenneth L. Dumas Chief Financial Officer and Treasurer November 14, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. CHASE Peter R. Chase	Chairman and Chief Executive Officer (Principal executive officer)	November 14, 2011
/s/ KENNETH L. DUMAS Kenneth L. Dumas	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	November 14, 2011
/s/ ADAM P. CHASE Adam P. Chase	Director, President & Chief Operating Officer	November 14, 2011
/s/ MARY CLAIRE CHASE Mary Claire Chase	Director	November 14, 2011
/s/ J. BROOKS FENNO J. Brooks Fenno	Director	November 14, 2011
/s/ LEWIS P. GACK Lewis P. Gack	Director	November 14, 2011
/s/ GEORGE M. HUGHES George M. Hughes	Director	November 14, 2011
/s/ RONALD LEVY Ronald Levy	Director	November 14, 2011
/s/ THOMAS WROE, JR. Thomas Wroe, Jr.	Director	November 14, 2011