Form 10-Q
period 2011-11-30
CHASE CORP
filed 2012-01-09
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2011

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

The number of shares of Common Stock outstanding as of December 31, 2011 was 9,040,266.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2011

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2011	2011
ASSETS
Current Assets:
Cash & cash equivalents	$12,773	$14,982
Accounts receivable, less allowance for doubtful accounts of $460 and $473	18,111	19,103
Inventories	21,660	20,841
Prepaid expenses and other current assets	2,283	1,502
Assets held for sale (Note 12)	994	1,004
Deferred income taxes	559	559
Total current assets	56,380	57,991

Property, plant and equipment, net	29,343	28,594

Other Assets:
Goodwill	17,834	18,060
Intangible assets, less accumulated amortization of $10,639 and $10,374	15,163	16,185
Cash surrender value of life insurance	6,979	6,915
Restricted investments	759	740
Deferred income taxes	330	332
Other assets	107	92
	$126,895	$128,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,504	$7,276
Accrued payroll and other compensation	1,343	2,624
Accrued expenses	3,749	4,237
Accrued income taxes	897	1,387
Dividends payable	3,165	—
Current portion of long-term debt	4,400	4,400
Total current liabilities	22,058	19,924

Long-term debt, less current portion	6,417	8,267
Deferred compensation	1,603	1,597
Accumulated pension obligation	6,456	6,713
Other liabilities	103	528

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,042,153 shares at November 30, 2011 and 8,952,910 shares at August 31, 2011 issued and outstanding	904	895
Additional paid-in capital	11,167	10,678
Accumulated other comprehensive loss	(4,948)	(3,666)
Retained earnings	83,135	83,973
Total stockholders’ equity	90,258	91,880
Total liabilities and stockholders’ equity	$126,895	$128,909

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2011	2010

Revenues
Sales	$31,654	$30,838
Royalties and commissions	476	429
	32,130	31,267
Costs and Expenses
Cost of products and services sold	21,999	20,060
Selling, general and administrative expenses	6,992	6,588

Operating income	3,139	4,619

Interest expense	(36)	(93)
Other income	477	116

Income before income taxes	3,580	4,642

Income taxes	1,253	1,717

Net income	$2,327	$2,925

Net income available to common shareholders, per common and common equivalent share

Basic	$0.26	$0.33
Diluted	$0.26	$0.33

Weighted average shares outstanding
Basic	8,754,020	8,696,727
Diluted	8,761,058	8,754,086

Cash dividends declared per share	$0.35	$0.35

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2011

(UNAUDITED)

In thousands, except share and per share amounts

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2011	8,952,910	$895	$10,678	$(3,666)	$83,973	$91,880
Restricted stock grants, net of forfeitures	88,569	9	(9)			—
Amortization of restricted stock grants			352			352
Amortization of stock option grants			139			139
Common stock issuance	674	—	7			7
Cash dividend declared, $0.35 per share					(3,165)	(3,165)
Pension amortization, net of tax of $30				57		57	$57
Foreign currency translation adjustment				(1,337)		(1,337)	(1,337)
Net unrealized loss on restricted investments, net of tax of $1				(2)		(2)	(2)
Net income					2,327	2,327	2,327
Comprehensive income						—	$1,045
Balance at November 30, 2011	9,042,153	$904	$11,167	$(4,948)	$83,135	$90,258

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Dollars in thousands

	Three Months Ended November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,327	$2,925
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	676	526
Amortization	571	577
Provision for losses on accounts receivable	(2)	(96)
Stock based compensation	498	372
Realized loss (gain) on restricted investments	(3)	(5)
Decrease (increase) in cash surrender value life insurance	(15)	15
Excess tax benefit from stock based compensation	—	(5)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	769	2,030
Inventories	(965)	(3,288)
Prepaid expenses & other assets	(837)	(244)
Accounts payable	1,380	1,063
Accrued expenses	(2,682)	(2,059)
Accrued income taxes	(472)	(1,724)
Deferred compensation	6	69
Net cash provided by operating activities	1,251	156

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,200)	(202)
Contingent purchase price for acquisition	(87)	—
Net proceeds from sale of fixed assets	3	—
Additional proceeds from sale of discontinued operations	—	1,478
Net withdrawals (contributions) from restricted investments	(19)	(18)
Payments for cash surrender value life insurance	(46)	(46)
Net cash (used in) provided by investing activities	(1,349)	1,212

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	4,315	—
Payments of principal on debt	(6,165)	(1,850)
Payments of statutory minimum taxes on stock options and restricted stock	—	(13)
Excess tax benefit from stock based compensation	—	5
Net cash used in financing activities	(1,850)	(1,858)

DECREASE IN CASH	(1,948)	(490)
Effect of foreign exchange rates on cash	(261)	45
CASH, BEGINNING OF PERIOD	14,982	17,340

CASH, END OF PERIOD	$12,773	$16,895

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$—	$373
Property, plant & equipment additions included in accounts payable	$369	$243
Cash dividend declared	$3,165	$3,131
Gain on sale leaseback transaction (Note 11)	$425	$—

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2011 in conjunction with its 2011 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2011, the results of operations and cash flows for the interim periods ended November 30, 2011 and 2010, and changes in stockholders’ equity for the interim period ended November 30, 2011.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the US dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s UK based operations are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.  Translation gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the consolidated statements of operations.

The Company has evaluated events and transactions subsequent to the balance sheet date.  Based on this evaluation, and other than the sale of its Webster, MA property as detailed in Note 12, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

The results of operations for the interim period ended November 30, 2011 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2011, which are contained in the Company’s 2011 Annual Report on Form 10-K.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (ASC Topic 350) - Testing Goodwill for Impairment,” (“ASU 2011-08”) which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update.  ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test.  Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of November 30, 2011 and August 31, 2011:

	November 30, 2011	August 31, 2011
Raw materials	$10,493	$10,206
Finished and in process	11,167	10,635
Total Inventories	$21,660	$20,841

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The determination of earnings per share under the two-class method is as follows:

	Three Months Ended November 30,
	2011	2010

Basic Earnings per Share

Net income	$2,327	$2,925
Less: Allocated to participating securities	74	74
Net income available to common shareholders	$2,253	$2,851

Basic weighted average shares outstanding	8,754,020	8,696,727
Net income per share - Basic	$0.26	$0.33

Diluted Earnings per Share

Net income	$2,327	$2,925
Less: Allocated to participating securities	74	73
Net income available to common shareholders	$2,253	$2,852

Basic weighted average shares outstanding	8,754,020	8,696,727
Additional dilutive common stock equivalents	7,038	57,359
Diluted weighted average shares outstanding	8,761,058	8,754,086
Net income per share - Diluted	$0.26	$0.33

For the three months ended November 30, 2011 and 2010, stock options to purchase 408,002 and 250,000 shares of common stock, respectively, were outstanding, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

As previously reported in the prior year, the Company identified an immaterial error in the calculation of previously reported basic and diluted shares outstanding resulting in earnings per share being understated in certain periods in fiscal 2010, and the three months ended November 30, 2010 in fiscal 2011.  The Company has revised the prior period financial statements to reflect the appropriate earnings per share.  This immaterial change resulted in basic and diluted earnings per share increasing from $.32 to $.33 for the three months ended November 30, 2010.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 5 — Stock Based Compensation

In August 2010, the Board of Directors of Chase Corporation approved the fiscal year 2011 Long Term Incentive Plan (“2011 LTIP”) for the executive officers.  The 2011 LTIP is an equity based plan with a grant date of September 1, 2010 and contains a performance and service based restricted stock grant of 32,835 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2013.  Based on the fiscal year 2011 financial results, 32,835 additional shares of restricted stock (total of 65,670 shares) were earned and granted subsequent to the end of fiscal year 2011 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2011, the Board of Directors of the Company approved the fiscal year 2012 Long Term Incentive Plan (“2012 LTIP”) for the executive officers.  The 2012 LTIP is an equity based plan with a grant date of September 1, 2011 and containing the following components:

Restricted Shares — (a) performance and service based restricted stock grant of 33,798 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2014.  Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments; (b) time-based restricted stock grant of 16,899 shares in the aggregate, and a vesting date of August 31, 2014.  Compensation expense is being recognized on a ratable basis over the vesting period.

Stock options — options to purchase 59,493 shares of common stock in the aggregate with an exercise price of $12.77 per share.  The options will vest in three equal annual allotments beginning on August 31, 2012 and ending on August 31, 2014. The options will expire on August 31, 2021.  Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

In August 2011, the Board of Directors of the Company approved a plan for issuing a time-based restricted stock grant of 5,037 shares in the aggregate to certain non-executive officer employees, with an issue date of August 31, 2011 and a vesting date of August 31, 2014.  Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2011, the Board of Directors of the Company authorized a grant of stock options to certain non-executive officer employees to purchase 20,883 shares of common stock in the aggregate with an exercise price of $12.77 per share.  The options will vest in three equal annual allotments beginning on August 31, 2012 and ending on August 31, 2014. The options will expire on August 31, 2021.  Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

Note 6 — Segment Data & Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The basis for this segmentation is distinguished by the nature of the products and how they are delivered to their respective markets.  The Industrial Materials segment reflects specified products that are used in or integrated into another company’s product with demand dependent upon general economic conditions.  Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites and laminates for the aerospace, packaging and industrial laminate markets.  The Construction Materials segment reflects construction project

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

oriented product offerings which are primarily sold and used as “Chase” branded products in final form.  Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2011		2010
Revenues from external customers
Industrial Materials	$19,486		$18,170
Construction Materials	12,644		13,097
Total	$32,130		$31,267

Income before income taxes
Industrial Materials	$3,644	(a)	$3,824	(b)
Construction Materials	395		1,823
Total for reportable segments	4,039		5,647
Corporate and Common Costs	(459	) (c)	(1,005)
Total	$3,580		$4,642

(a)          Includes idle facility costs of $277 from our Paterson, NJ and Webster, MA facilities

(b)         Includes idle facility costs of $116 from our Paterson, NJ and Oxford, MA facilities

(c)          Includes gain of $425 on Evanston sale leaseback transaction

The Company’s products are sold world-wide.  For the three months ended November 30, 2011 and 2010, sales from its operations located in the United Kingdom accounted for 16% and 12%, respectively, of total Company revenues. No other foreign geographic area accounted for more than 10% of consolidated revenues for the three months ended November 30, 2011 and 2010.

	November 30, 2011		August 31, 2011
Total assets
Industrial Materials	$50,159	(a)	$49,306	(b)
Construction Materials	53,564		54,329
Total for reportable segments	103,723		103,635
Corporate and Common Assets	23,172		25,274
Total	$126,895		$128,909

(a)          Includes assets held for sale of $994 from our Webster, MA property

(b)         Includes assets held for sale of $1,004 from our Webster, MA property

As of November 30, 2011 and August 31, 2011, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $3,562 and $2,796, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles of $12,333 and $13,267, as of November 30, 2011 and August 31, 2011, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2011	$10,661	$7,399	$18,060
Acquisition of Capital Services - additional earnout	87	—	87
FX translation adjustment	(13)	(300)	(313)
Balance at November 30, 2011	$10,735	$7,099	$17,834

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of November 30, 2011 and August 31, 2011:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
November 30, 2011
Patents and agreements	12.7 years	$2,242	$2,187	$55
Formulas	9.8 years	3,550	1,398	2,152
Trade names	4.7 years	1,369	731	638
Customer lists and relationships	10.4 years	18,641	6,323	12,318
		$25,802	$10,639	$15,163

August 31, 2011
Patents and agreements	12.7 years	$2,243	$2,175	$68
Formulas	9.7 years	3,589	1,318	2,271
Trade names	4.7 years	1,413	693	720
Customer lists and relationships	10.4 years	19,314	6,188	13,126
		$26,559	$10,374	$16,185

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2011 and 2010 was $571 and $577, respectively.  Estimated amortization expense for the remainder of fiscal year 2012 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2012 (remaining nine months)	$1,776
2013	2,256
2014	2,199
2015	2,001
2016	1,939
2017	1,502
$11,673

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 8 — Commitments and Contingencies

The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of November 2011, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

The Company was named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court.  The plaintiff alleges that her husband suffered and died from malignant mesothelioma resulting from exposure to asbestos in his workplace.  The plaintiff has sued seven alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now owned by Chase Corporation).  Chase has filed an answer to the claim denying the material allegations in the complaint.  The parties are currently engaged in discovery.

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

Note 9 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2011 and 2010 are as follows:

	November 30, 2011	November 30, 2010
Service cost	$121	$131
Interest cost	130	108
Expected return on plan assets	(131)	(110)
Amortization of prior service cost	18	18
Amortization of unrecognized loss	69	60
Net periodic benefit cost	$207	$207

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2011, the Company has made contributions of $375 in the current fiscal year to fund its obligations under its pension plan, and plans to make the necessary contributions over the remainder of fiscal 2012 to ensure the qualified plan continues to be adequately funded given the current market conditions.

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

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within Level 1 in the fair value hierarchy.  The financial assets classified as Level 1 as of November 30, 2011 and August 31, 2011 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2011 and August 31, 2011:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	November 30, 2011	$759	$759	$—	$—

Restricted investments	August 31, 2011	$740	$740	$—	$—

Note 11 — Sale Leaseback Transaction

In June 2009, the Company entered into a sale leaseback transaction pursuant to the sale of its real property (land and building) located in Evanston, IL.  As part of this transaction, the Company agreed to provide financing to the purchaser, whereby the interest due on the financing is equal to the rental payments over the life of the lease.  The Company had been accounting for this sale leaseback transaction under the deposit method due to its continued involvement in the form of providing this permanent financing to the buyer.  The Company has provided this recourse financing to the buyer whereby the only recourse it has is to take back control and ownership of the leased asset.  Under the deposit method, the Company reported the property on its balance sheet and recorded depreciation expense as a period cost in its statement of operations.  As of August 31, 2011, the property remained on its consolidated balance sheet in its original caption of property, plant, and equipment.

Deposits received in the form of cash from the buyer, totaling $425, were being reported as a deposit on the contract and were previously included on the balance sheet in other non-current liabilities.  The remainder of the $4,250 sales price ($3,825) was due at various dates over the term of the 49 month lease, of which $3,400 was due at the end of the lease term in July 2013.  In the quarter ending November 30, 2011, the purchaser notified the Company that they would not be making any additional payments under the terms of the purchase agreement and seller financing arrangement.  As a result, the Company is in the process of taking back

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

control and ownership of the leased asset.  Accordingly, it has recognized the $425 in deposit payments as income in the quarter ended November 30, 2011.

Note 12 —Assets Held for Sale

The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of these assets.  If the Company decides to dispose of an asset and commits to a plan to actively market and sell the asset, it will be moved to assets held for sale.  The Company analyzes market conditions each reporting period and records additional impairments due to declines in market values of like assets.  The fair value of the asset is determined by observable inputs such as appraisals and prices of comparable assets in active markets for assets like the Company’s.  Gains are not recognized until the assets are sold.

As of November 30, 2011, as a result of the completion of the move of the Webster, MA manufacturing facility to Oxford, MA, the Company has classified its Webster property (including land, building and improvements with book value of approximately $994) as assets held for sale.  In December 2011, the Company finalized the sale of its Webster property for net proceeds of approximately $1,009. This transaction resulted in a gain of approximately $15 which will be recorded in the Company’s fiscal quarter ending February 29, 2012.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed for the fiscal year ended August 31, 2011.

Overview

Our results in the quarter ending November 30, 2011 reflect continued challenges with material costs coupled with unfavorable product mix as increased sales generated lower operating income than the prior year period.  Our Construction Materials segment was impacted more directly as the timing of certain projects were delayed and overall profit margins are tighter than what we experience in our Industrial Materials segment.  Corporate and commons costs benefitted from the recognition of previously deferred income totaling $425,000 on the sale of our Evanston, IL property.  This is being recorded in light of our decision to take back control and ownership of this property that had previously been sold and leased backed under a seller financing arrangement.

Consistent with previous periods, we will continue in fiscal 2012 with our strategic plans to improve and enhance our facilities and equipment.  We believe these plans are critical to the long term growth of the Company.  These include continued renovations of our facility in Oxford, MA.  The relocation of our Webster, MA operations to Oxford has been completed and we anticipate that the upcoming move of our Randolph, MA operations to the same facility will be completed by December 2012.  We are also transitioning our HumiSeal Europe Ltd. manufacturing operations and European headquarters from Camberley, UK to a modern facility in Winnersh, UK.  This move will be completed in the second quarter of fiscal 2012.

The upcoming second fiscal quarter is traditionally a slower time of the year for many of our product lines, especially within the Construction Materials segment.  We will continue to pay close attention to the overall global economy and proactively manage our overhead costs.  The monitoring of raw material costs continues to be critical as continued margin compression remains a challenge in the year ahead.  Investments in efficiency improvements, long term consolidation, R&D, technology and marketing will allow us to grow the business in future years.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (Dollars in Thousands):

	Three Months Ended November 30, 2011	% of Total Revenues	Three Months Ended November 30, 2010	% of Total Revenues

Revenues from external customers
Industrial Materials	$19,486	61%	$18,170	58%
Construction Materials	12,644	39%	13,097	42%
Total	$32,130		$31,267

	Three Months Ended November 30, 2011		% of Segment Revenues	Three Months Ended November 30, 2010		% of Segment Revenues
Income before income taxes
Industrial Materials	$3,644	(a)	19%	$3,824	(b)	21%
Construction Materials	395		3%	1,823		14%
Total for reportable segments	4,039		13%	5,647		18%
Corporate and Common Costs	(459	) (c)		(1,005)
Total	$3,580		11%	$4,642		15%

(a)          Includes idle facility costs of $277 from our Paterson, NJ and Webster, MA facilities

(b)         Includes idle facility costs of $116 from our Paterson, NJ and Oxford, MA facilities

(c)          Includes gain of $425 on Evanston sale leaseback transaction

Total Revenues

Total revenues increased $863,000 or 3% to $32,130,000 for the quarter ended November 30, 2011 compared to $31,267,000 in the same quarter of the prior year.  Revenues in our Industrial Materials segment increased $1,316,000 or 7% to $19,486,000 for the quarter ended November 30, 2011 compared to $18,170,000 in the same quarter of the prior year.  The increase in revenues from our Industrial Materials segment in the current quarter was primarily due to increased sales of $1,697,000 from our wire & cable product line as we continue to benefit from strong demand in the power cable and communication cable markets.  These were partially offset by decreased sales of $155,000 from our electronic coatings product line primarily due to weak demand for export sales into Asia.

Revenues from our Construction Materials segment decreased $453,000 or 3% to $12,644,000 in the current quarter compared to $13,097,000 in the same period last year.  The reduced sales from our Construction Materials segment in the current quarter was primarily due to decreased sales of $1,340,000 of our coating and lining systems (CIM Industries) which experienced a record first quarter in fiscal 2011, as well as decreased sales of $985,000 from our highway construction products due to the timing of projects.  These decreases were partially offset by increased sales of $1,164,000 from our pipeline products as we had strong demand for pipeline products produced at our UK facility, and increased sales of $708,000 from our private label products due to increased demand from some of our key customers.

Cost of Products and Services Sold

Cost of products and services sold increased $1,939,000 or 10% to $21,999,000 in the quarter ended November 30, 2011 compared to $20,060,000 in the same period in fiscal 2011.  As a percentage of revenues, cost of products and services sold increased to 68% in the current fiscal year compared to 64% in the same period in fiscal 2011.

The following table summarizes our costs of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended November 30,
Cost of products and services sold	2011	2010

Industrial Materials	65%	64%
Construction Materials	73%	65%
Total	68%	64%

Cost of products and services sold in our Industrial Materials segment was $12,708,000 for the first three months of fiscal 2012 compared to $11,594,000 for the same period in the prior year.  As a percentage of revenues, cost of products and services sold in the Industrial Materials segment increased primarily due to non-recurring moving expenses of $233,000 related to our plant transition from Webster to Oxford and severance costs of $100,000 related to the planned move from our Randolph plant. Certain supplier inconsistencies that resulted in excess waste and incremental expenses related to the utilization of specialized testing facilities for analyzing incoming raw materials for proper specifications also had a negative impact on this segment.

Cost of products and services sold in our Construction Materials segment was $9,291,000 in the current quarter compared to $8,466,000 for the same period last year.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment increased primarily due to higher raw material costs, increased sales of lower margin products, and decreased sales of higher margin products.  We have initiated price increases for certain products in this segment and continue to closely monitor raw material pricing across all product lines to preserve margins.  While we saw improvements from our Rye, UK plant compared to the fourth quarter of fiscal 2011, we had incremental costs of $291,000 related to production issues in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $404,000 or 6% to $6,992,000 in the quarter ended November 30, 2011 compared to $6,588,000 in the same period in fiscal 2011. The increase in the current quarter over the prior year period is primarily attributable to increased investment in marketing, R&D, quality control procedures and technology enhancements.

Interest Expense

Interest expense decreased $57,000 or 61% to $36,000 in the quarter ended November 30, 2011, compared to $93,000 in the same period in fiscal 2011.  The decrease in interest expense from the prior year period is primarily due to the capitalization of imputed interest on construction in process projects related to our Oxford, MA and Pittsburgh, PA facilities, as well as continued favorable interest rates on lower overall term debt balances.

Other Income (Expense)

Other income increased $361,000 to $477,000 in the quarter ended November 30, 2011 compared to $116,000 in the same period in the prior year.  Other income primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  In the current quarter, other income also includes a gain of $425,000 recognized on deposit payments previously received on the sale of our Evanston, IL property.  The Company is in the process of taking back control and ownership of this leased asset which was previously sold by us under a seller financing arrangement (see note 11 to the consolidated financial statements).  The increase in other income is partially offset by decreased foreign exchange gains caused by the continued weakening of the euro, and the subsequent revaluation of some of our European sales transactions completed in other functional currencies (and subsequently translated to the sterling and the euro).

Income Taxes

The effective tax rate was 35.0% in the quarter ended November 30, 2011 compared to 37.0% in the same period in fiscal 2011.  The lower effective tax rate in fiscal 2012 is primarily due to an increase in the applicable domestic production deduction and a more favorable state income tax rate.

Net Income

Consolidated net income decreased $598,000 or 20% to $2,327,000 in the quarter ended November 30, 2011 compared to $2,925,000 in fiscal 2011.  The decrease in consolidated net income in the current year is primarily a result of increased cost of products and services sold as discussed above.

Liquidity and Sources of Capital

Our overall cash balance decreased $2,209,000 to $12,773,000 at November 30, 2011, from $14,982,000 at August 31, 2011.  The reduced cash balance is primarily attributable to principal payments on outstanding debt and equipment purchases.  Additionally, a portion of cash held as of November 30, 2011 was subsequently used in December 2011 to pay our annual dividend.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $1,251,000 in the first quarter of fiscal 2012 compared to $156,000 in the prior year’s first quarter.  Cash provided by operations during the first three months of fiscal 2012 was primarily due to operating income, decreased accounts receivable and increased accounts payable balances offset by increased inventory balances and a decrease in accrued expenses due to the timing of tax payments and payment of our annual incentive compensation.

The ratio of current assets to current liabilities was 2.6 as of November 30, 2011, compared to 2.9 as of August 31, 2011.  The decrease in our current ratio at November 30, 2011 was primarily attributable to decreases in cash, accounts receivable and other current assets coupled with an increase for the accrual of the fiscal 2011 annual dividend which was declared in the current quarter and paid in December 2011.

Cash flow used in investing activities of $1,349,000 was primarily due to cash paid for purchases of machinery and equipment at our manufacturing locations during fiscal 2012.

Cash flow used in financing activities of $1,850,000 was primarily due to payments made on the bank loans used to finance our past acquisitions of CIM and ServiWrap, as well as the second of three scheduled promissory note payments of $1,000,000 to the CIM shareholders in accordance with the CIM stock purchase agreement, described in more detail below.

On October 13, 2011, we announced a cash dividend of $0.35 per share (totaling $3,165,000), to shareholders of record on October 31, 2011 and payable on December 5, 2011.

We continue to have long-term unsecured credit available up to $10,000,000 with Bank of America at the bank’s base lending rate or, at our option, at the effective London Interbank Offered Rate (LIBOR) plus 150 basis points.  As of November 30, 2011 and December 31, 2011, the entire amount of $10,000,000 was available for use.  We plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2012 and future periods.

Under the terms of our credit facility, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  We were in compliance with our debt covenants as of November 30, 2011.  The line of credit has a maturity date of March 31, 2013.

We borrowed $10,000,000 from Bank of America in September 2009 in order to fund our acquisition of CIM.  This borrowing involved an unsecured, three year term note (the “Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 175 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter until maturity.  At November 30, 2011, the applicable interest rate was 2.01% per annum and the outstanding principal amount was $5,500,000.  The Term Note is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Note is allowed at any time during the term of the loan.  In November 2011, we executed an amendment to this Term Note, extending the maturity from August 31, 2012 to August 31, 2014.  The monthly payments of $167,000 will continue through August 2014, at which time we will repay the remaining principal balance plus any interest then due.  All other terms of the Term Note remain the same.

As part of the CIM acquisition in September 2009, we also delivered $3,000,000 in non-negotiable promissory notes (the “Notes”) payable to five CIM shareholders, who were the holders of all of the issued and outstanding shares of capital stock of CIM as of the acquisition date.  The principal of the Notes will be paid in three consecutive annual installments of $1,000,000 each, with the initial payment due on September 4, 2010.  Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At November 30, 2011, the applicable interest rate was 0.84% per annum.  We paid the first installment on the Notes in September 2010 and the second installment in September 2011.  The third installment on the Notes will be paid in September 2012.

In December 2009, we borrowed $7,000,000 from RBS Citizens in order to fund our acquisition of the ServiWrap product lines.  This borrowing involved an unsecured, three year term note (the “Term Loan”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 190 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter, ending on December 15, 2012, when we will repay the remaining principal balance plus any interest then due.  The Term Loan is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Loan is allowed at any time.  At November 30, 2011, the applicable interest rate was 2.15% per annum, and the outstanding principal amount was approximately $4,317,000.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

We currently have several on-going capital projects that are important to our long term strategic goals.  These projects include the upcoming move of our HumiSeal Europe LTD manufacturing operations from Camberley, UK to a modern facility in Winnersh, UK.  We are also continuing to renovate our Oxford, MA, and Pittsburgh, PA facilities in anticipation of the relocation of our operations from Randolph, MA.  This transition will be completed by December 2012 and we will then pursue a sale of our Randolph property.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

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

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2011 for a complete discussion of our contractual obligations.

Recent Accounting Standards

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (ASC Topic 350) - Testing Goodwill for Impairment,” (“ASU 2011-08”) which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update.  ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If a company concludes that this is the case, it must perform the two-step test.  Otherwise, a company may skip the two-step test.  Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 will not have an impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the three months ended November 30, 2011 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended August 31, 2011.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, plans for manufacturing facilities, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals and future growth.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2011, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in US dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of November 30, 2011, we had cash balances in the United Kingdom for our HumiSeal Europe Ltd and Chase Protective Coatings Ltd operations denominated primarily in pounds sterling and equal to $4,549,000 and cash balances in France for our HumiSeal Europe SARL operations denominated primarily in euros and equal to $673,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We incurred a foreign currency translation loss for the three months ended November 30, 2011 in the amount of $1,337,000 related to our European operations which is recorded in other comprehensive income within our Statement of Stockholders’ Equity.  We do not have or utilize any derivative financial instruments.

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of November 2011, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

We were named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court.  The plaintiff alleges that her husband suffered and died from malignant mesothelioma resulting from exposure to asbestos in his workplace.  The plaintiff has sued seven alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now owned by Chase Corporation).  We have filed an answer to the claim denying the material allegations in the complaint.  The parties are currently engaged in discovery.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Form 10-K for the fiscal year ended August 31, 2011 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: January 9, 2012	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: January 9, 2012	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas,
Chief Financial Officer and Treasurer