Form 10-Q
period 2012-02-29
CHASE CORP
filed 2012-04-09
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2012

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
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post suchfiles). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒

The number of shares of Common Stock outstanding as of March 31, 2012 was 9,052,241.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 29, 2012

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 29,	August 31,
	2012	2011
ASSETS
Current Assets:
Cash & cash equivalents	$12,383	$14,982
Accounts receivable, less allowance for doubtful accounts of $422 and $473	16,481	19,103
Inventories	21,985	20,841
Prepaid expenses and other current assets	1,880	1,502
Assets held for sale (Note 12)	—	1,004
Deferred income taxes	559	559
Total current assets	53,288	57,991

Property, plant and equipment, net	30,246	28,594

Other Assets:
Goodwill	17,992	18,060
Intangible assets, less accumulated amortization of $11,315 and $10,374	14,742	16,185
Cash surrender value of life insurance	7,047	6,915
Restricted investments	836	740
Deferred income taxes	330	332
Other assets	85	92
	$124,566	$128,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,842	$7,276
Accrued payroll and other compensation	1,598	2,624
Accrued expenses	3,769	4,237
Accrued income taxes	273	1,387
Current portion of long-term debt	4,400	4,400
Total current liabilities	17,882	19,924

Long-term debt, less current portion	6,243	8,267
Deferred compensation	1,668	1,597
Accumulated pension obligation	6,199	6,713
Other liabilities	103	528

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,050,873 shares at February 29, 2012 and 8,952,910 shares at August 31, 2011 issued and outstanding	905	895
Additional paid-in capital	11,633	10,678
Accumulated other comprehensive loss	(4,399)	(3,666)
Retained earnings	84,332	83,973
Total stockholders’ equity	92,471	91,880
Total liabilities and stockholders’ equity	$124,566	$128,909

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenues
Sales	$28,836	$25,652	$60,490	$56,490
Royalties and commissions	585	609	1,061	1,038
	29,421	26,261	61,551	57,528
Costs and Expenses
Cost of products and services sold	21,022	17,441	43,021	37,501
Selling, general and administrative expenses	6,513	6,594	13,505	13,182

Operating income	1,886	2,226	5,025	6,845

Interest expense	(36)	(87)	(72)	(180)
Other income (expense)	(8)	8	469	124

Income before income taxes	1,842	2,147	5,422	6,789

Income taxes	645	727	1,898	2,444

Net income	$1,197	$1,420	$3,524	$4,345

Net income available to common shareholders, per common and common equivalent share
Basic	$0.13	$0.16	$0.39	$0.49
Diluted	$0.13	$0.16	$0.39	$0.48

Weighted average shares outstanding
Basic	8,758,063	8,718,893	8,756,030	8,705,145
Diluted	8,791,052	8,757,070	8,774,051	8,753,049

Cash dividends declared per share			$0.35	$0.35

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED FEBRUARY 29, 2012

(UNAUDITED)

In thousands, except share and per share amounts

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Income
Balance at August 31, 2011	8,952,910	$895	$10,678	$(3,666)	$83,973	$91,880
Restricted stock grants, net of forfeitures	96,767	10	(10)			—
Amortization of restricted stock grants			672			672
Amortization of stock option grants			278			278
Common stock issuance	1,196	—	15			15
Cash dividend paid, $0.35 per share					(3,165)	(3,165)
Pension amortization, net of tax of $61				114		114	$114
Foreign currency translation adjustment				(883)		(883)	(883)
Net unrealized gain on restricted investments, net of tax of $19				36		36	36
Net income					3,524	3,524	3,524
Comprehensive income						—	$2,791
Balance at February 29, 2012	9,050,873	$905	$11,633	$(4,399)	$84,332	$92,471

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended
	February 29, 2012	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,524	$4,345
Adjustments to reconcile net income to net cash provided by operating activities
Loss on disposal/sale of fixed assets	30	—
Depreciation	1,393	1,225
Amortization	1,137	1,147
Provision for losses on accounts receivable	(44)	(78)
Stock based compensation	965	772
Realized loss (gain) on restricted investments	(8)	(13)
Decrease (increase) in cash surrender value life insurance	(30)	—
Excess tax benefit from stock based compensation	—	(17)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	2,508	1,681
Inventories	(1,228)	(4,352)
Prepaid expenses & other assets	(397)	(60)
Accounts payable	651	3
Accrued expenses	(2,744)	(1,726)
Accrued income taxes	(1,122)	(2,317)
Deferred compensation	71	142
Net cash provided by operating activities	4,706	752

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,707)	(1,348)
Contingent purchase price for acquisition	(155)	—
Net proceeds from sale of fixed assets	1,032	—
Additional proceeds from sale of discontinued operations	—	1,478
Net withdrawals (contributions) from restricted investments	(33)	(30)
Payments for cash surrender value life insurance	(92)	(91)
Net cash (used in) provided by investing activities	(1,955)	9

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	9,115	910
Payments of principal on debt	(11,138)	(3,610)
Dividend paid	(3,165)	(3,131)
Payments of statutory minimum taxes on stock options and restricted stock	—	(13)
Excess tax benefit from stock based compensation	—	17
Net cash used in financing activities	(5,188)	(5,827)

DECREASE IN CASH	(2,437)	(5,066)
Effect of foreign exchange rates on cash	(162)	272
CASH, BEGINNING OF PERIOD	14,982	17,340

CASH, END OF PERIOD	$12,383	$12,546

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$—	$373
Property, plant & equipment additions included in accounts payable	$470	$114
Gain on termination of Evanston sale leaseback transaction (Note 11)	$425	$—

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited financial statements which included all information and notes necessary for such presentation for the three years ended August 31, 2011 in conjunction with its 2011 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 29, 2012, the results of operations and cash flows for the interim periods ended February 29, 2012 and February 28, 2011, and changes in stockholders’ equity for the interim period ended February 29, 2012.

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

The results of operations for the interim period ended February 29, 2012 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2011, which are contained in the Company’s 2011 Annual Report on Form 10-K.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 2 — Recent Accounting Policies

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 and will be adopted by the Company in the quarter ended May 31, 2012.  The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (ASC Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, (“ASU 2011-12”) which defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  The amendments in ASU 2011-12 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will be adopted by the Company in the quarter ended May 31, 2012.  The adoption of ASU 2011-12 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 3 — Inventories

Inventories consist of the following as of February 29, 2012 and August 31, 2011:

	February 29, 2012	August 31, 2011
Raw materials	$10,424	$10,206
Finished and in process	11,561	10,635
Total inventories	$21,985	$20,841

Note 4 — Net Income Per Share

The determination of earnings per share under the two-class method is as follows:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Basic Earnings per Share

Net income	$1,197	$1,420	$3,524	$4,345
Less: Allocated to participating securities	38	37	111	112
Net income available to common shareholders	$1,159	$1,383	$3,413	$4,233

Basic weighted average shares outstanding	8,758,063	8,718,893	8,756,030	8,705,145
Net income per share - Basic	$0.13	$0.16	$0.39	$0.49

Diluted Earnings per Share

Net income	$1,197	$1,420	$3,524	$4,345
Less: Allocated to participating securities	38	36	111	112
Net income available to common shareholders	$1,159	$1,384	$3,413	$4,233

Basic weighted average shares outstanding	8,758,063	8,718,893	8,756,030	8,705,145
Additional dilutive common stock equivalents	32,989	38,177	18,021	47,904
Diluted weighted average shares outstanding	8,791,052	8,757,070	8,774,051	8,753,049
Net income per share - Diluted	$0.13	$0.16	$0.39	$0.48

For the three and six months ended February 29, 2012 and February 28, 2011, stock options to purchase 258,451 and 250,000 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted income per share in either period because the options’ exercise prices were greater than the average market price of the common stock and thus their inclusion would be anti-dilutive.

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

In December 2011, restricted stock in the amount of 1,887 shares related to the April 2011 grant was forfeited in conjunction with the termination of employment of a non-executive officer of the Company.

As part of their annual retainer, non-employee members of the Board of Directors receive a combined total of $169 of Chase Corporation common stock, in the form of restricted stock valued in conjunction with the start of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award vests one year from the date of grant.  In February 2012, non-employee members of the Board received a total grant of 10,085 shares of restricted stock for service for the period from January 31, 2012 through January 31, 2013.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve month vesting period.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012		February 28, 2011
Revenues from external customers
Industrial Materials	$18,487	$17,532	$37,973		$35,702
Construction Materials	10,934	8,729	23,578		21,826
Total	$29,421	$26,261	$61,551		$57,528

Income before income taxes
Industrial Materials	$3,320	$3,709	$6,964		$7,535
Construction Materials	(273)	(441)	123		1,381
Total for reportable segments	3,047	3,268	7,087		8,916
Corporate and Common Costs	(1,205)	(1,121)	(1,665	)(a)	(2,127)
Total	$1,842	$2,147	$5,422		$6,789

(a)          Includes gain of $425 on termination of Evanston sale leaseback transaction (see Note 11 for further information).

The Company’s products are sold world-wide.  For the quarters ended February 29, 2012 and February 28, 2011, sales from its operations located in the United Kingdom accounted for 16% and 14% of total Company revenues, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 16% of total Company revenues compared to 13% in the same period in fiscal 2011.  No other foreign geographic area accounted for more than 10% of consolidated revenues for the three and six month periods ended February 29, 2012 and February 28, 2011.

	February 29, 2012	August 31, 2011
Total assets
Industrial Materials	$49,934	$49,306	(a)
Construction Materials	51,863	54,329
Total for reportable segments	101,797	103,635
Corporate and Common Assets	22,769	25,274
Total	$124,566	$128,909

(a)          Includes assets held for sale of $1,004 from our Webster, MA property

As of February 29, 2012 and August 31, 2011, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,315 and $2,796, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles of $12,266 and $13,267, as of February 29, 2012 and August 31, 2011, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2011	$10,661	$7,399	$18,060
Acquisition of Capital Services - additional earnout	87	—	87
Acquisition of Paper Tyger - additional earnout	—	68	68
FX translation adjustment	(8)	(215)	(223)
Balance at February 29, 2012	$10,740	$7,252	$17,992

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of February 29, 2012 and August 31, 2011:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
February 29, 2012
Patents and agreements	12.7 years	$2,244	$2,200	$44
Formulas	9.8 years	3,566	1,502	2,064
Trade names	4.7 years	1,388	795	593
Customer lists and relationships	10.4 years	18,859	6,818	12,041
		$26,057	$11,315	$14,742

August 31, 2011
Patents and agreements	12.7 years	$2,243	$2,175	$68
Formulas	9.7 years	3,589	1,318	2,271
Trade names	4.7 years	1,413	693	720
Customer lists and relationships	10.4 years	19,314	6,188	13,126
		$26,559	$10,374	$16,185

Aggregate amortization expense related to intangible assets for the six months ended February 29, 2012 and February 28, 2011 was $1,137 and $1,147, respectively.  Estimated amortization expense for the remainder of fiscal year 2012 and for future periods is as follows:

Years ending August 31,
2012 (remaining six months)	$1,180
2013	2,256
2014	2,199
2015	2,001
2016	1,939
2017 and beyond	5,167
$14,742

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 8 — Commitments and Contingencies

The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of February 2012, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

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

Note 9 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 29, 2012 and February 28, 2011 are as follows:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Service cost	$120	$132	$241	$263
Interest cost	130	107	260	215
Expected return on plan assets	(131)	(110)	(262)	(220)
Amortization of prior service cost	19	18	37	37
Amortization of unrecognized loss	69	60	138	120
Net periodic benefit cost	$207	$207	$414	$415

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 29, 2012, the Company has made contributions of $750 in the current fiscal year to fund its obligations under its pension plan, and plans to make the necessary contributions over the remainder of fiscal 2012 to ensure the qualified plan continues to be adequately funded given the current market conditions.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 10 — Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as quoted prices for similar instruments in active markets or inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within Level 1 in the fair value hierarchy.  The financial assets classified as Level 1 as of February 29, 2012 and August 31, 2011 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 29, 2012 and August 31, 2011:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	February 29, 2012	$836	$836	$—	$—

Restricted investments	August 31, 2011	$740	$740	$—	$—

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

Deposits received in the form of cash from the buyer, totaling $425, were being reported as a deposit on the contract and were previously included on the balance sheet in other non-current liabilities.  The remainder of the $4,250 sales price ($3,825) was due at various dates over the term of the 49 month lease, of which $3,400 was due at the end of the lease term in July 2013.  In the quarter ending November 30, 2011, the purchaser notified the Company that it would be unable to make any additional payments under the terms of the purchase agreement and seller financing arrangement.  As a result, the Company

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

took back control and ownership of the leased asset and recognized the $425 in deposit payments as income in the quarter ended November 30, 2011.

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

In December 2011, the Company finalized the sale of its Webster property for net proceeds of $1,006. This transaction resulted in a gain of $15 which was recorded in the Company’s fiscal quarter ending February 29, 2012.

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

Overview

We continue to face challenges with unfavorable product mix coupled with rising material costs as increased sales in the first six months of fiscal 2012 generated lower operating income than the prior year period.  Revenue for the Industrial Materials segment increased over the prior year primarily due to the wire and cable product line as a result of greater demand in the power cable and communication cable markets.  The increased revenues in fiscal 2012 were partially offset by (a) decreased sales of our electronic coatings products, primarily due to decreased export sales into Asia, and (b) decreased sales in our aerospace and transportation product markets.  During the remainder of the fiscal year, we will continue our product and global business development efforts for all of our product lines in order to seize new business opportunities.  Additional pressure on profit margins can be expected with increasing raw material and energy costs.

Revenues for the Construction Materials segment increased over the prior year primarily due to sales of our pipeline products resulting from strong demand for pipeline tape products produced at our UK facility.  Additionally, increased demand from our key private label customers also contributed to the overall revenue increase in this segment.  Despite the increased revenues, the Construction Materials segment was impacted by the typical seasonality of this business that limits construction sales in the winter months and favors products with traditionally lower margins.  In general, overall profit margins are lower than in our Industrial Materials segment.  For the remainder of fiscal 2012, we will continue to focus on maximizing production efficiencies, while closely monitoring our raw material costs and key customers’ requirements.

During the past quarter, we completed the relocation of our HumiSeal Europe Ltd. manufacturing operations and European headquarters from Camberley, UK to a more modern facility in Winnersh, UK. Over the remainder of fiscal 2012, we will continue with our strategic plans to improve and enhance our facilities and equipment.  We believe these plans are critical to the long-term growth of the Company.  This will include the on-going renovations of our facility in Oxford, MA as we prepare for the move of our Randolph, MA operations to this facility by December 2012.  Additionally, investments in efficiency improvements, long-term consolidation, R&D, technology and marketing will allow us to improve the business in future years.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire & Cable • Electronic Coatings • Custom Products

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (Dollars in Thousands):

	Three Months Ended February 29, 2012	% of Total Revenues	Three Months Ended February 28, 2011	% of Total Revenues	Six Months Ended February 29, 2012	% of Total Revenues	Six Months Ended February 28, 2011	% of Total Revenues

Revenues from external customers
Industrial Materials	$18,487	63%	$17,532	67%	$37,973	62%	$35,702	62%
Construction Materials	10,934	37%	8,729	33%	23,578	38%	21,826	38%
Total	$29,421		$26,261		$61,551		$57,528

	Three Months Ended February 29, 2012	% of Segment Revenues	Three Months Ended February 28, 2011	% of Segment Revenues	Six Months Ended February 29, 2012		% of Segment Revenues	Six Months Ended February 28, 2011	% of Segment Revenues
Income before income taxes
Industrial Materials	$3,320	18%	$3,709	21%	$6,964		18%	$7,535	21%
Construction Materials	(273)	-2%	(441)	-5%	123		1%	1,381	6%
Total for reportable segments	3,047	10%	3,268	12%	7,087		12%	8,916	15%
Corporate and Common Costs	(1,205)		(1,121)		(1,665	)(a)		(2,127)
Total	$1,842	6%	$2,147	8%	$5,422		9%	$6,789	12%

(a)       Includes gain of $425 on termination of Evanston sale leaseback transaction.  See note 11 to the Consolidated Financial Statements for further information.

Total Revenues

Total revenues increased $3,160,000 or 12% to $29,421,000 for the quarter ended February 29, 2012 compared to $26,261,000 in the same quarter of the prior year.  Total revenues increased $4,023,000 or 7% to $61,551,000 in the fiscal year to date period compared to $57,528,000 in the same period in fiscal 2011.

Revenues in our Industrial Materials segment increased $955,000 and $2,271,000, in the current quarter and year to date periods, respectively.  The increase in revenues from our Industrial Materials segment in the current quarter and year to date periods was primarily due to increased sales of $1,792,000 and $3,489,000, respectively, from our wire & cable product line as we continue to benefit from strong demand in the power cable and communication cable markets.  This was partially offset by decreased sales of our electronic coatings products in the current quarter and year to date periods of $644,000 and $799,000, respectively.  Sales in the aerospace and transportation market declined $430,000 and $475,000 in the current quarter and year to date period, respectively.

Revenues from our Construction Materials segment increased $2,205,000 and $1,752,000 in the current quarter and year to date periods, respectively, compared to the prior year periods.  The increase in sales from our Construction Materials segment compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively: (a) increased sales of $1,414,000 and $2,578,000 from our pipeline products as we had continued strong demand for pipeline products produced at our UK facility; and (b) increased sales of $298,000 and $1,006,000 from our private label products due to increased demand from some of our key customers.  We also experienced increased sales of $422,000 and $70,000 in the current quarter from our coating and lining systems (CIM Industries) and highway construction products, respectively.  Despite positive results for the current quarter, both our coating and lining systems and highway construction products reflect decreased sales of $918,000 and $915,000, respectively, through the first six months of fiscal 2012 compared to the prior year.

Cost of Products and Services Sold

Cost of products and services sold increased $3,581,000 or 21% to $21,022,000 for the quarter ended February 29, 2012 compared to $17,441,000 in the prior year quarter.  Cost of products and services sold increased $5,520,000 or 15% to $43,021,000 in the fiscal year to date period compared to $37,501,000 in the same period in fiscal 2011.

The following table summarizes our costs of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended		Six Months Ended
Cost of products and services sold	2/29/2012	2/28/2011	2/29/2012	2/28/2011

Industrial Materials	69%	63%	67%	64%
Construction Materials	76%	73%	75%	68%
Total	71%	66%	70%	65%

Cost of products and services sold in our Industrial Materials segment was $12,687,000 and $25,394,000 in the current quarter and year to date periods compared to $11,095,000 and $22,689,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Industrial Materials segment has increased primarily due to increased sales of lower margin products and lower sales of higher margin products.  We also had incremental costs related to the following items in the current quarter and year to date periods, respectively:  (1) moving expenses of $28,000 and $315,000 related to our plant transition from Webster to Oxford and Camberley to Winnersh; and (2) accrued severance costs of $150,000 and $250,000 related to the planned move from our Randolph plant.  Additionally, certain supplier inconsistencies that resulted in excess waste and incremental expenses related to the utilization of specialized testing facilities for analyzing incoming raw materials for proper specifications also had a negative impact on this segment in the year to date period.

Cost of products and services sold in our Construction Materials segment was $8,335,000 and $17,627,000 in the current quarter and year to date periods compared to $6,346,000 and $14,812,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment increased primarily due to higher raw material costs, increased sales of lower margin products, and decreased sales of higher margin products.  We have initiated price increases for certain products in this segment and continue to closely monitor raw material pricing across all product lines in an effort to preserve margins.  While we saw improvements from our Rye, UK plant through the first six months of fiscal 2012, as compared to the production issues noted in the latter half of fiscal 2011, we had incremental costs related to some residual issues of $168,000 in the current quarter and $459,000 in the current fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $81,000 or 1% to $6,513,000 for the quarter ended February 29, 2012 compared to $6,594,000 in the prior year quarter.  As a percentage of revenues, selling, general and administrative expenses decreased to 22% in the current fiscal quarter compared to 25% in the same period in fiscal 2011.  The decrease in the current quarter is primarily due to reduced external consulting costs and professional services.  Selling, general and administrative expenses increased $323,000 or 2% to $13,505,000 in the fiscal year to date period compared to $13,182,000 in the same period in fiscal 2011.  In fiscal 2012 to date, selling, general and administrative expenses as a percentage of revenues decreased to 22% compared to 23% in the same period in fiscal 2011.  The dollar increase in selling, general and administrative expenses in the current fiscal year to date period is primarily attributable to increased investment in marketing, R&D, quality control and technology enhancements.

Interest Expense

Interest expense decreased $51,000 or 59% to $36,000 for the quarter ended February 29, 2012 compared to $87,000 in the prior year quarter.  Interest expense decreased $108,000 or 60% to $72,000 for the fiscal year to date period compared to $180,000 in the same period in fiscal 2011.  The decrease in interest expense for both the current quarter and year to date period is primarily due to the capitalization of imputed interest on construction in process projects related to our Oxford, MA and Pittsburgh, PA facilities, as well as continued favorable interest rates on lower overall term debt balances.

Other Income (Expense)

Other expense of $8,000 in the quarter ended February 29, 2012 compared unfavorably to other income of $8,000 in the same period in fiscal 2011.  Other income primarily includes interest income and foreign exchange gains and losses caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  The decrease in other income (expense) in the current quarter is primarily due to foreign exchange losses caused by the weakening of both the sterling and euro, and the subsequent revaluation of some of our European sales transactions completed in other functional currencies (and subsequently translated to the sterling and the euro).

Other income increased $345,000 to $469,000 for the fiscal year to date period compared to $124,000 in the same period in the prior year.  In fiscal 2012, other income includes a gain of $425,000 recognized on deposit payments previously received on the sale of our Evanston, IL property.  The Company took back control and ownership of this leased asset which was previously sold by us under a seller financing arrangement (see note 11 to the consolidated financial statements). The increase in other income in the year to date period is partially offset by the foreign exchange losses previously mentioned.

Income Taxes

The effective tax rate was 35.0% in the quarter ended February 29, 2012 compared to 33.9% in the prior year quarter.  The effective tax rate was 35.0% for the fiscal year to date period compared to 36.0% in the same period in fiscal 2011.  The lower effective tax rate in fiscal 2012 is primarily due to an increase in the applicable domestic production deduction and a more favorable state income tax rate that was phased in during the prior year and resulted in a more favorable tax rate in the prior year quarter compared to the quarter ended February 29, 2012.

Net Income

Consolidated net income decreased $223,000 or 16% to $1,197,000 in the quarter ended February 29, 2012 compared to $1,420,000 in the prior year quarter.  Consolidated net income decreased $821,000 or 19% to $3,524,000 for the fiscal year to date period compared to $4,345,000 in the same period in fiscal 2011.  The decrease in consolidated net income compared to the prior year is primarily a result of product sales mix and increased cost of products and services sold as discussed above.

Liquidity and Sources of Capital

Our overall cash balance decreased $2,599,000 to $12,383,000 at February 29, 2012, from $14,982,000 at August 31, 2011.  The reduced cash balance is primarily attributable to principal payments on outstanding debt, equipment purchases, and payment of our annual dividend.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $4,706,000 in the first six months of fiscal year 2012 compared to $752,000 in the prior year period.  Cash provided by operations during the first half of fiscal 2012 was primarily due to operating income, increased collections of accounts receivable and increased accounts payable balances offset by increased inventory balances and a decrease in accrued expenses due to the timing of tax payments and payment of our annual incentive compensation.  The lower balance of cash provided by operations during the prior year period was primarily due to increased inventory balances as a result of bulk purchases of key raw materials in order to take advantage of favorable pricing terms.

The ratio of current assets to current liabilities was 3.0 as of February 29, 2012, compared to 2.9 as of August 31, 2011.  The increase in our current ratio at February 29, 2012 was primarily attributable to an increase in inventory resulting from increased demand and overall sales volume, as well as decreases in accrued income taxes due to the timing of tax payments and accrued payroll and other compensation due to the payment of our annual incentive program.  This was partially offset by decreases in cash and accounts receivable.

Cash flow used in investing activities of $1,955,000 was primarily due to cash paid for purchases of machinery and equipment at our manufacturing locations during fiscal 2012 which was partially offset by the net proceeds of $1,006,000 from the sale of our Webster, MA property.

Cash flow used in financing activities of $5,188,000 was primarily due to our annual dividend payment and payments made on the bank loans used to finance our past acquisitions of CIM and ServiWrap.  Additionally, we paid the second of three scheduled promissory note payments of $1,000,000 to the CIM shareholders in accordance with the CIM stock purchase agreement, described in more detail below.

On October 13, 2011, we announced a cash dividend of $0.35 per share (totaling $3,165,000).  The dividend was paid on December 5, 2011 to shareholders of record on October 31, 2011.

We continue to have long-term unsecured credit available up to $10,000,000 with Bank of America at the bank’s base lending rate or, at our option, at the effective London Interbank Offered Rate (LIBOR) plus 150 basis points.  The outstanding balance and weighted average interest rate of outstanding balances on this credit facility was $0.7 million and 1.74%, respectively, at February 29, 2012.  We had $9.3 million in available credit at February 29, 2012 under this credit facility and plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2012 and future periods.

As of March 31, 2012, the entire amount of $10,000,000 was available for use.

Under the terms of our credit facility, we must comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  We were in compliance with our debt covenants as of February 29, 2012.  The line of credit has a maturity date of March 31, 2013.

We borrowed $10,000,000 from Bank of America in September 2009 in order to fund our acquisition of CIM.  This borrowing involved an unsecured, three year term note (the “Term Note”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 175 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter until maturity.  At February 29, 2012, the applicable interest rate was 1.99% per annum and the outstanding principal amount was $5,000,000.  The Term Note is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Note is allowed at any time during the term of the loan.  In November 2011, we executed an amendment to this Term Note, extending the maturity from August 31, 2012 to August 31, 2014.  The monthly payments of $167,000 will continue through August 2014, at which time we will repay the remaining principal balance plus any interest then due.  All other terms of the Term Note remain the same.

As part of the CIM acquisition in September 2009, we also delivered $3,000,000 in non-negotiable promissory notes (the “Notes”) payable to five CIM shareholders, who were the holders of all of the issued and outstanding shares of capital stock of CIM as of the acquisition date.  The principal of the Notes will be paid in three consecutive annual installments of $1,000,000 each, with the initial payment due on September 4, 2010.  Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At February 29, 2012, the applicable interest rate was 0.84% per annum.  We paid the first installment on the Notes in September 2010 and the second installment in September 2011.  The third installment on the Notes will be paid in September 2012.

In December 2009, we borrowed $7,000,000 from RBS Citizens in order to fund our acquisition of the ServiWrap product lines.  This borrowing involved an unsecured, three year term note (the “Term Loan”) with interest and principal payments due monthly.  Interest is calculated at the applicable LIBOR rate plus a margin of 190 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we are repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter until maturity.  At February 29, 2012, the applicable interest rate was 2.15% per annum, and the outstanding principal amount was approximately $3,967,000.  The Term Loan is subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Loan is allowed at any time.  In February 2012, we executed an amendment to this Term Loan, extending the maturity from December 15, 2012 to December 15, 2014.  The monthly payments of $117,000 will continue through December 2014, at which time we will repay the remaining principal balance plus any interest then due.  All other terms of the Term Loan remain the same.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

We currently have several on-going capital projects that are important to our long term strategic goals.  We continue to renovate our Oxford, MA, and Pittsburgh, PA facilities in anticipation of the relocation of our operations from Randolph, MA.  This transition will be completed by December 2012 and we will then pursue a sale of our Randolph property.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

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

Recent Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 and we will adopt in the quarter ended May 31, 2012.  The adoption of ASU 2011-05 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of our current presentation.

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

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (ASC Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, (“ASU 2011-12”) which defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  The amendments in ASU 2011-12 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 and we will adopt in the quarter ended May 31, 2012.  The adoption of ASU 2011-12 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the six months ended February 29, 2012 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2011.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, plans for manufacturing facilities, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals, acquisition opportunities and future growth.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  As of February 29, 2012, other than our restricted investments (which are restricted for use in a nonqualified retirement savings plan for certain key employees and Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in US dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of February 29, 2012, we had cash balances in the United Kingdom for our HumiSeal Europe Ltd and Chase Protective Coatings Ltd operations denominated primarily in pounds sterling and equal to $4,868,000 and cash balances in France for our HumiSeal Europe SARL operations denominated primarily in euros and equal to $665,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We incurred a foreign currency translation loss for the six months ended February 29, 2012 in the amount of $883,000 related to our European operations which was recorded in other comprehensive income within our Statement of Stockholders’ Equity.  We do not have or utilize any derivative financial instruments.

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of February 2012, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

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

Item 5 — Other Information

On February 28, 2012, we entered into an amendment to our Term Loan Agreement, dated December 15, 2009, with RBS Citizens, National Association, under which we had borrowed $7 million in order to fund our acquisition of the ServiWrap product lines.  The amendment extended the maturity date of the loan from December 15, 2012 to December 15, 2014.  Our existing monthly principal payments of $117,000 will therefore continue through December 2014 at which time we will repay the remaining principal balance plus any interest then due.  All other terms of the loan remain the same.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Amendment No. 1 to Term Loan Agreement, dated February 28, 2012, between Chase Corporation and RBS Citizens, National Association
10.2	Term Note dated December 15, 2009, between Chase Corporation and RBS Citizens, National Association
10.3	Amendment No. 1 and Allonge to Term Note dated December 15, 2009, between Chase Corporation and RBS Citizens, National Association
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*                  Furnished, not filed

**                Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 9, 2012	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: April 9, 2012	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer