Form 10-Q
period 2012-05-31
CHASE CORP
filed 2012-07-10
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2012

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

The number of shares of Common Stock outstanding as of June 30, 2012 was 9,052,701.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2012

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2012	2011
ASSETS
Current Assets:
Cash & cash equivalents	$13,189	$14,982
Accounts receivable, less allowance for doubtful accounts of $500 and $473	18,533	19,103
Inventories	22,988	20,841
Prepaid expenses and other current assets	1,803	1,502
Assets held for sale (Note 12)	—	1,004
Deferred income taxes	559	559
Total current assets	57,072	57,991

Property, plant and equipment, net	30,922	28,594

Other Assets:
Goodwill	18,039	18,060
Intangible assets, less accumulated amortization of $11,735 and $10,374	14,020	16,185
Cash surrender value of life insurance	7,107	6,915
Restricted investments	803	740
Deferred income taxes	329	332
Other assets	81	92
	$128,373	$128,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,255	$7,276
Accrued payroll and other compensation	1,693	2,624
Accrued expenses	4,781	4,237
Accrued income taxes	1,932	1,387
Current portion of long-term debt	4,400	4,400
Total current liabilities	20,061	19,924

Long-term debt, less current portion	4,717	8,267
Deferred compensation	1,622	1,597
Accumulated pension obligation	5,792	6,713
Other liabilities	102	528

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued Common stock, $.10 par value: Authorized 20,000,000 shares; 9,052,701 shares at May 31, 2012 and 8,952,910 shares at August 31, 2011 issued and outstanding	905	895
Additional paid-in capital	12,162	10,678
Accumulated other comprehensive loss	(4,693)	(3,666)
Retained earnings	87,705	83,973
Total stockholders’ equity	96,079	91,880
Total liabilities and stockholders’ equity	$128,373	$128,909

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011

Revenues
Sales	$34,378	$32,132	$94,868	$88,622
Royalties and commissions	761	494	1,821	1,532
	35,139	32,626	96,689	90,154
Costs and Expenses
Cost of products and services sold	22,210	21,230	65,231	58,732
Selling, general and administrative expenses	7,603	7,209	21,108	20,461

Operating income	5,326	4,187	10,350	10,961

Interest expense	(31)	(45)	(103)	(154)
Other income (expense)	(266)	48	203	172

Income before income taxes	5,029	4,190	10,450	10,979

Income taxes	1,656	1,224	3,553	3,668

Net income	$3,373	$2,966	$6,897	$7,311

Net income available to common shareholders, per common and common equivalent share
Basic	$0.37	$0.33	$0.76	$0.82
Diluted	$0.37	$0.33	$0.76	$0.81

Weighted average shares outstanding
Basic	8,766,112	8,733,336	8,759,472	8,717,427
Diluted	8,798,269	8,778,884	8,782,564	8,763,850

Cash dividends declared per share			$0.35	$0.35

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net income	$3,373	$2,966	$6,897	$7,311

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	(34)	9	2	83
Pension amortization, net of tax	57	47	171	141
Pension settlement loss, net of tax	268	—	268	—
Foreign currency translation adjustment	(586)	619	(1,468)	1,680
Total other comprehensive income (loss)	(295)	675	(1,027)	1,904

Comprehensive income	$3,078	$3,641	$5,870	$9,215

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED MAY 31, 2012

(UNAUDITED)

In thousands, except share and per share amounts

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Equity
Balance at August 31, 2011	8,952,910	$895	$10,678	$(3,666)	$83,973	$91,880
Restricted stock grants, net of forfeitures	98,135	10	(10)			—
Amortization of restricted stock grants			1,052			1,052
Amortization of stock option grants			421			421
Common stock issuance	1,656	—	21			21
Cash dividend paid, $0.35 per share					(3,165)	(3,165)
Pension amortization, net of tax of $92				171		171
Pension settlement loss, net of tax of $145				268		268
Foreign currency translation adjustment				(1,468)		(1,468)
Net unrealized gain on restricted investments, net of tax of $1				2		2
Net income					6,897	6,897
Balance at May 31, 2012	9,052,701	$905	$12,162	$(4,693)	$87,705	$96,079

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Nine Months Ended May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,897	$7,311
Adjustments to reconcile net income to net cash provided by operating activities
Loss on disposal/sale of fixed assets	30	—
Depreciation	2,083	1,868
Amortization	1,703	1,729
Provision for losses on accounts receivable	38	14
Stock based compensation	1,494	1,269
Realized gain on restricted investments	(20)	(16)
Increase in cash surrender value life insurance	(45)	(15)
Pension settlement loss	(413)	—
Excess tax benefit from stock based compensation	—	(27)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	278	470
Inventories	(2,300)	(6,619)
Prepaid expenses & other assets	(328)	(266)
Accounts payable	102	1,943
Accrued expenses	(1,150)	(560)
Accrued income taxes	565	(1,337)
Deferred compensation	25	154
Net cash provided by operating activities	8,959	5,918

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,479)	(3,079)
Contingent purchase price for acquisition	(155)	(57)
Net proceeds from sale of fixed assets	1,032	—
Additional proceeds from sale of discontinued operations	—	1,478
Net contributions from restricted investments	(41)	(37)
Payments for cash surrender value life insurance	(137)	(137)
Net cash used in investing activities	(3,780)	(1,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	9,085	1,191
Payments of principal on debt	(12,635)	(4,741)
Dividend paid	(3,165)	(3,131)
Payments of statutory minimum taxes on stock options and restricted stock	—	(13)
Excess tax benefit from stock based compensation	—	27
Net cash used in financing activities	(6,715)	(6,667)

DECREASE IN CASH	(1,536)	(2,581)
Effect of foreign exchange rates on cash	(257)	442
CASH, BEGINNING OF PERIOD	14,982	17,340

CASH, END OF PERIOD	$13,189	$15,201

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$—	$386
Accrual for contingent payments related to acquisitions	$201	$217
Property, plant & equipment additions included in accounts payable	$148	$150
Gain on termination of Evanston sale leaseback transaction (Note 11)	$425	$—

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2012, the results of operations, comprehensive income and cash flows for the interim periods ended May 31, 2012 and 2011, and changes in stockholders’ equity for the interim period ended May 31, 2012.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings Ltd divisions are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company’s HumiSeal Europe SARL division in France are measured using the euro as the functional currency.  Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.  Translation gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other income/(expense) on the consolidated statements of operations.

The Company has evaluated events and transactions subsequent to the balance sheet date.  Based on this evaluation, and other than the June 2012 acquisition of NEPTCO, Inc. and the related debt bank financing arrangement with Bank of America, each as detailed in Note 13, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

The results of operations for the interim period ended May 31, 2012 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2011, which are contained in the Company’s 2011 Annual Report on Form 10-K.

Out of Period Adjustment

During the quarter ending May 31, 2012 the Company capitalized certain internal costs related to production equipment projects associated with the Company’s long-term plant consolidation plans that had previously been included incorrectly in cost of products and services sold in its consolidated statements of operations.  The correction of $388, consisting of $161 and $227 for the three month periods ending November 30, 2011 and February 29, 2012, respectively, was recorded in the three month

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

period ending May 31, 2012.  These corrections were not considered to be material to any of the periods ending November 30, 2011, February 29, 2012 or May 31, 2012.

Note 2 — Recent Accounting Policies

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  The items that must be reported in other comprehensive income were not changed.   In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” (“ASU 2011-12”) which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company adopted ASU 2011-05 with retrospective application as required, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and has included in these condensed consolidated financial statements separate unaudited statements of comprehensive income. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 3 — Inventories

Inventories consist of the following as of May 31, 2012 and August 31, 2011:

	May 31, 2012	August 31, 2011
Raw materials	$11,057	$10,206
Finished and in process	11,931	10,635
Total inventories	$22,988	$20,841

Note 4 — Net Income Per Share

The determination of earnings per share under the two-class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011

Basic Earnings per Share

Net income	$3,373	$2,966	$6,897	$7,311
Less: Allocated to participating securities	107	75	218	186
Net income available to common shareholders	$3,266	$2,891	$6,679	$7,125

Basic weighted average shares outstanding	8,766,112	8,733,336	8,759,472	8,717,427
Net income per share - Basic	$0.37	$0.33	$0.76	$0.82

Diluted Earnings per Share

Net income	$3,373	$2,966	$6,897	$7,311
Less: Allocated to participating securities	106	75	218	185
Net income available to common shareholders	$3,267	$2,891	$6,679	$7,126

Basic weighted average shares outstanding	8,766,112	8,733,336	8,759,472	8,717,427
Additional dilutive common stock equivalents	32,157	45,548	23,092	46,423
Diluted weighted average shares outstanding	8,798,269	8,778,884	8,782,564	8,763,850
Net income per share - Diluted	$0.37	$0.33	$0.76	$0.81

For the three months ended May 31, 2012, stock options to purchase 265,081 shares of common stock were outstanding, but were not included in the calculation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock and thus their inclusion would be anti-dilutive.  For the nine months ended May 31, 2012 and 2011, stock options to purchase 265,081 and 265,201 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock and thus their inclusion would be anti-dilutive.

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

In March 2012, the Board of Directors of the Company approved a plan for issuing a time-based restricted stock grant of 1,368 shares to a non-executive officer employee, with an issue date of March 8, 2012 and a vesting date of August 31, 2012.  Compensation expense is being recognized on a ratable basis over the vesting period.

In March 2012, the Board of Directors of the Company authorized a grant of stock options to a non-executive officer employee to purchase 6,630 shares of common stock with an exercise price of $14.62 per share.   The options will vest in three equal annual allotments beginning on March 8,

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

2013 and ending on March 8, 2015. The options will expire on March 8, 2022.  Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

Note 6 — Segment Data & Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The basis for this segmentation is distinguished by the nature of the products and how they are delivered to their respective markets.  The Industrial Materials segment reflects specified products that are used in or integrated into another company’s product with demand dependent upon general economic conditions.  Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites and laminates for the aerospace, packaging and industrial laminate markets.    The Construction Materials segment reflects construction project oriented product offerings which are primarily sold and used as “Chase” branded products in final form.   Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,			Nine Months Ended May 31,
	2012		2011	2012		2011
Revenues from external customers
Industrial Materials	$21,612		$19,894	$59,584		$55,596
Construction Materials	13,527		12,732	37,105		34,558
Total	$35,139		$32,626	$96,689		$90,154

Income before income taxes
Industrial Materials	$5,368		$4,239	$12,332		$11,774
Construction Materials	1,913		1,338	2,036		2,719
Total for reportable segments	7,281		5,577	14,368		14,493
Corporate and Common Costs	(2,252	)(b)	(1,387)	(3,918	)(a,c)	(3,514)
Total	$5,029		$4,190	$10,450		$10,979

(a)          Includes gain of $425 on termination of Evanston sale leaseback transaction (see Note 11 for further information).

(b)         Includes expenses of $600 related to the acquisition of NEPTCO and $413 of pension related settlement costs due to the timing of lump sum distributions.

(c)          Includes expenses of $700 related to the acquisition of NEPTCO and $413 of pension related settlement costs due to the timing of lump sum distributions.

The Company’s products are sold world-wide.  For the quarters ended May 31, 2012 and 2011, sales from its operations located in the United Kingdom accounted for 13% and 12% of total Company revenues, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 15% of total Company revenues compared to 13% in the same period in fiscal 2011.   No other foreign geographic area accounted for more than 10% of consolidated revenues for the three and nine month periods ended May 31, 2012 and 2011.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31, 2012	August 31, 2011
Total assets
Industrial Materials	$52,988	$49,306	(a)
Construction Materials	51,829	54,329
Total for reportable segments	104,817	103,635
Corporate and Common Assets	23,556	25,274
Total	$128,373	$128,909

(a)          Includes assets held for sale of $1,004 from our Webster, MA property

As of May 31, 2012 and August 31, 2011, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,499 and $2,796, respectively, located in the United Kingdom.   These balances exclude goodwill and intangibles of $11,763 and $13,267, as of May 31, 2012 and August 31, 2011, respectively.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2011	$10,661	$7,399	$18,060
Acquisition of Capital Services - additional earnout	87	—	87
Acquisition of Paper Tyger - additional earnout	—	68	68
Acquisition of Metronelec Assets - additional earnout	—	201	201
FX translation adjustment	(13)	(364)	(377)
Balance at May 31, 2012	$10,735	$7,304	$18,039

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following at May 31, 2012 and August 31, 2011:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2012
Patents and agreements	12.7 years	$2,243	$2,207	$36
Formulas	9.8 years	3,555	1,592	1,963
Trade names	4.7 years	1,375	844	531
Customer lists and relationships	10.4 years	18,582	7,092	11,490
		$25,755	$11,735	$14,020

August 31, 2011
Patents and agreements	12.7 years	$2,243	$2,175	$68
Formulas	9.7 years	3,589	1,318	2,271
Trade names	4.7 years	1,413	693	720
Customer lists and relationships	10.4 years	19,314	6,188	13,126
		$26,559	$10,374	$16,185

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2012 and 2011 was $1,703 and $1,729, respectively.  Estimated amortization expense for the remainder of fiscal year 2012 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2012 (remaining three months)	$589
2013	2,256
2014	2,199
2015	2,001
2016	1,939
2017 and beyond	5,036
$14,020

Note 8 — Commitments and Contingencies

The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of May 2012, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

The Company was named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court.  The plaintiff alleges that her husband suffered and died from malignant mesothelioma resulting from exposure to asbestos in his workplace.  The plaintiff has sued seven alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now owned by Chase Corporation).  Chase has filed an answer to the claim denying the material allegations in the complaint.  The parties are currently engaged in discovery and motion practice.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 9 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2012 and 2011 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Service cost	$120	$132	$362	$395
Interest cost	130	107	389	323
Expected return on plan assets	(131)	(110)	(393)	(330)
Amortization of prior service cost	19	18	56	55
Amortization of unrecognized loss	69	60	207	179
Settlement loss	413	—	413	—
Net periodic benefit cost	$620	$207	$1,034	$622

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31, 2012, the Company has made contributions of $1,275 in the current fiscal year to fund its obligations under its pension plan, and plans to contribute an additional $600 over the remainder of the fiscal year ending August 31, 2012.

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

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within Level 1 in the fair value hierarchy.   The financial assets classified as Level 1 as of May 31, 2012 and August 31, 2011 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2012 and August 31, 2011:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	May 31, 2012	$803	$803	$—	$—
Restricted investments	August 31, 2011	$740	$740	$—	$—

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 — Sale Leaseback Transaction

In June 2009, the Company entered into a sale leaseback transaction pursuant to the sale of its real property (land and building) located in Evanston, IL.  As part of this transaction, the Company agreed to provide financing to the purchaser, whereby the interest due on the financing was equal to the rental payments over the life of the lease.  The Company had been accounting for this sale leaseback transaction under the deposit method due to its continued involvement in the form of providing this permanent financing to the buyer.   The Company provided this recourse financing to the buyer whereby the only recourse it had was to take back control and ownership of the leased asset.  Under the deposit method, the Company reported the property on its balance sheet and recorded depreciation expense as a period cost in its statement of operations.  As of August 31, 2011, the property remained on its consolidated balance sheet in its original caption of property, plant, and equipment.

Deposits received in the form of cash from the buyer, totaling $425, were being reported as a deposit on the contract and were previously included on the 2011 fiscal year-end balance sheet in other non-current liabilities.  The remainder of the $4,250 sales price ($3,825) was due at various dates over the term of the 49 month lease, of which $3,400 was due at the end of the lease term in July 2013.  In the quarter ending November 30, 2011, the purchaser notified the Company that it would be unable to make any additional payments under the terms of the purchase agreement and seller financing arrangement.  As a result, the Company took back control and ownership of the leased asset and recognized the $425 in deposit payments as income in the quarter ended November 30, 2011.

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

Note 13 — Subsequent Event

Acquisition of NEPTCO, Inc.

On June 27, 2012, Chase acquired 100% of the capital stock of NEPTCO, Inc. (“NEPTCO”) a private company based in Pawtucket, RI, whose core products are sold primarily into the broadband communications and electronics packaging industries.  NEPTCO operates three manufacturing facilities in the United States and one in China, as well as utilizing distribution facilities in Rotterdam, Netherlands and Mississauga, Ontario to assist in supply chain management.  As part of this transaction, the Company also acquired NEPTCO’s 50% ownership stake in a joint venture.  The purchase price on a debt free, cash free basis was $67,000 excluding any working capital adjustments and acquisition related costs.  Due to the timing of this acquisition, the Company is still finalizing the purchase price allocation as it relates to the value of the assets acquired and is expected to complete this in the quarter ending August 31, 2012.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The acquisition was funded through a five year term debt bank financing arrangement led and arranged by Bank of America, with participation from RBS Citizens. The applicable interest rate is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending on the consolidated leverage ratio of Chase Corporation. As part of the financing for this acquisition, the Company retired all of its pre-existing debt with Bank of America and RBS Citizens.  Additionally, the Company obtained a new revolving line of credit totaling $15,000 which replaces the existing $10,000 line, allowing for increased flexibility for working capital requirements going forward.

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

Recent Developments

On June 27, 2012, we acquired 100% of the capital stock of NEPTCO, Inc. (“NEPTCO”) a private company based in Pawtucket, RI, whose core products are sold primarily into the broadband communications and electronics packaging industries.  NEPTCO operates three manufacturing facilities in the United States and one in China, as well as utilizing distribution facilities in Rotterdam, Netherlands and Mississauga, Ontario to assist in supply chain management.  As part of this transaction, we also acquired NEPTCO’s 50% ownership stake in a joint venture.  The purchase price on a debt free, cash free basis was $67,000,000, excluding any working capital adjustments and acquisition related costs. The acquisition was funded through term debt bank financing led and arranged by Bank of America, with participation from RBS Citizens.

Overview

Revenue and net income in the third quarter exceeded the prior year quarter as we benefitted from increased royalties and sales of higher margin products.  This coupled with our ability to leverage manufacturing and administrative overhead offset incremental transaction expenses related to our acquisition of NEPTCO, ongoing transition costs related to our Randolph plant move and pension settlement costs on our qualified defined benefit pension plan which accelerated recognition of expense due to the timing of lump sum distributions to plan participants.

Through nine months of fiscal 2012 revenues surpassed the same period in fiscal 2011 while net income compared unfavorably to the prior year period.  The decrease in net income is due to the aforementioned incremental expenses as well as moving expenses which in total were $1.8 million through the first three quarters of fiscal 2012.  Additionally, unfavorable product mix seen in the first part of fiscal 2012 has had an impact on our profitability for the year to date period.

Revenue for the Industrial Materials segment increased over the prior year primarily due to the wire and cable product line as a result of continued high demand in the power cable and communication cable markets.  Additionally, the third quarter saw increased sales from our electronic coatings product line as we had greater demand for export sales into Asia.  The increased revenues in fiscal 2012 were partially offset by decreased sales in our aerospace and transportation product markets.

Revenues for the Construction Materials segment increased over the prior year to date primarily due to sales of our pipeline products as well as improvement in construction product sales in the current quarter over the prior year period.  Overall demand in fiscal 2012 is ahead of fiscal 2011 for our key private label customers.   The increased revenues in fiscal 2012 were partially offset by decreased sales in our coating and lining system products.

We will continue with our strategic plans to improve and enhance our facilities and equipment.  These plans will include the on-going renovations of our facility in Oxford, MA as we continue with the move of our Randolph, MA operations to this facility by December 2012.  Additionally, we believe that our strategic plans for investments in efficiency improvements, long-term consolidation, R&D, technology and marketing will allow us to improve the business in future years.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (Dollars in Thousands):

	Three Months Ended May 31, 2012	% of Total Revenues	Three Months Ended May 31, 2011	% of Total Revenues	Nine Months Ended May 31, 2012	% of Total Revenues	Nine Months Ended May 31, 2011	% of Total Revenues

Revenues from external customers
Industrial Materials	$21,612	62%	$19,894	61%	$59,584	62%	$55,596	62%
Construction Materials	13,527	38%	12,732	39%	37,105	38%	34,558	38%
Total	$35,139		$32,626		$96,689		$90,154

	Three Months Ended May 31, 2012		% of Segment Revenues	Three Months Ended May 31, 2011	% of Segment Revenues	Nine Months Ended May 31, 2012		% of Segment Revenues	Nine Months Ended May 31, 2011	% of Segment Revenues
Income before income taxes
Industrial Materials	$5,368		25%	$4,239	21%	$12,332		21%	$11,774	21%
Construction Materials	1,913		14%	1,338	11%	2,036		5%	2,719	8%
Total for reportable segments	7,281		21%	5,577	17%	14,368		15%	14,493	16%
Corporate and Common Costs	(2,252	)(b)		(1,387)		(3,918	)(a), (c)		(3,514)
Total	$5,029		14%	$4,190	13%	$10,450		11%	$10,979	12%

(a)       Includes gain of $425 on termination of Evanston sale leaseback transaction.  See Note 11 to the Consolidated Financial Statements for further information.

(b)       Includes expenses of $600 related to the acquisition of NEPTCO and $413 of pension related settlement costs due to the timing of lump sum distributions.

(c)       Includes expenses of $700 related to the acquisition of NEPTCO and $413 of pension related settlement costs due to the timing of lump sum distributions.

Total Revenues

Total revenues increased $2,513,000 or 8% to $35,139,000 for the quarter ended May 31, 2012 compared to $32,626,000 in the same quarter of the prior year.  Total revenues increased $6,535,000 or 7% to $96,689,000 in the fiscal year to date period compared to $90,154,000 in the same period in fiscal 2011.

Revenues in our Industrial Materials segment increased $1,718,000 and $3,988,000 in the current quarter and year to date periods, respectively, compared to the prior year periods.  The increase in revenues from our Industrial Materials segment compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively:  (a) increased sales of $746,000 and $4,235,000 from our wire & cable product line as we continue to benefit from strong demand in the power cable and communication cable markets; and (b) increased sales of $684,000 and $944,000 from our laminated durable paper products.  We also experienced increased sales of $1,099,000 in the current quarter from our electronic coatings products.  These increases were partially offset by decreased sales in the aerospace and transportation market of $696,000 and $1,171,000 in the current quarter and year to date period, respectively.

Revenues from our Construction Materials segment increased $795,000 and $2,547,000 in the current quarter and year to date periods, respectively, compared to the prior year periods.  The increase in sales from our Construction Materials segment in the current quarter as compared to the prior year period was primarily due to increased sales of $919,000 from highway construction products which was partially offset by decreased sales of $184,000 from our private label products.  The increase in sales from our Construction Materials segment in the year to date period compared to the prior year period is primarily due to increased sales of $2,597,000 from our pipeline products as well as increased sales of $822,000 from our private label products due to increased demand from some of our key customers.  Sales from our coating and lining systems decreased $876,000 through the first nine months of fiscal 2012 compared to the prior year.

Cost of Products and Services Sold

Cost of products and services sold increased $980,000 or 5% to $22,210,000 for the quarter ended May 31, 2012 compared to $21,230,000 in the prior year quarter.  Cost of products and services sold increased $6,499,000 or 11% to $65,231,000 in the fiscal year to date period compared to $58,732,000 in the same period in fiscal 2011.

The following table summarizes our costs of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2012	2011	2012	2011

Industrial Materials	62%	64%	65%	64%
Construction Materials	65%	66%	71%	67%
Total	63%	65%	67%	65%

Cost of products and services sold in our Industrial Materials segment was $13,395,000 and $38,789,000 in the current quarter and year to date periods compared to $12,800,000 and $35,489,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Industrial Materials segment decreased in the third quarter primarily due to increased sales of higher margin products as well as our ability to leverage fixed overhead costs on a higher revenue base.  For the year to date period, the cost of products and services sold as a percentage of revenues increased due to the following items:  (a) moving expenses of $324,000 related to our plant transition from Webster to Oxford and Camberley to Winnersh; (b) accrued transition costs of $400,000 related to our move from our Randolph plant; and (c) certain supplier inconsistencies that resulted in excess waste and incremental expenses of $345,000 related to the utilization of specialized testing facilities for analyzing incoming raw materials for proper specifications.  Due to the increasing number of capital expenditure projects associated with our long-term plant consolidation plans and the increased internal time and effort spent on these projects, we recently developed a labor and material tracking process to review our internal project costs.  This review resulted in the capitalization of $388,000 in the current quarter of costs that were expensed in the first six months of fiscal 2012.  We will continue to review, track and monitor internal project costs for potential capitalization in future periods.

Cost of products and services sold in our Construction Materials segment was $8,815,000 and $26,442,000 in the current quarter and year to date periods compared to $8,430,000 and $23,243,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment for the year to date period increased primarily due to higher raw material costs, increased sales of lower margin products, and decreased sales of higher margin products.

We have implemented price increases for certain products in this segment that have positively impacted our margins and helped offset raw material cost increases.  We will continue to closely monitor raw material pricing across all product lines in an effort to preserve margins.  While we saw improvements from our Rye, UK plant through the first nine months of fiscal 2012, compared to the production issues noted in the latter half of fiscal 2011, we had incremental costs related to some residual issues of $67,000 in the current quarter and $526,000 in the current fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $394,000 or 5% to $7,603,000 for the quarter ended May 31, 2012 compared to $7,209,000 in the prior year quarter.  As a percentage of revenues, selling, general and administrative expenses remained relatively flat at 22% in the current fiscal quarter compared to the same period in fiscal 2011.  Selling, general and administrative expenses increased $647,000 or 3% to $21,108,000 in the fiscal year to date period compared to $20,461,000 in the same period in fiscal 2011.  In fiscal 2012 year to date, selling, general and administrative expenses as a percentage of revenues decreased to 22% compared to 23% in the same period in fiscal 2011.  The dollar increase in the current quarter and year to date periods over the prior year periods is primarily attributable to incremental expenses of $700,000 related to our acquisition of NEPTCO and $413,000 in pension related settlement costs which accelerated expense in our qualified defined benefit plan due to the timing of lump sum distributions made from the plan in the current quarter. These increases were partially offset by our continued emphasis on controlling costs and leveraging fixed overhead.

Interest Expense

Interest expense decreased $14,000 or 31% to $31,000 for the quarter ended May 31, 2012 compared to $45,000 in the prior year quarter.  Interest expense decreased $51,000 or 33% to $103,000 for the fiscal year to date period compared to $154,000 in the same period in fiscal 2011. The decrease in interest expense for both the current quarter and year to date period is primarily due to the capitalization of imputed interest on construction in process projects related to our Oxford, MA and Pittsburgh, PA facilities, as well as continued favorable interest rates on lower overall term debt balances.

Other Income (Expense)

Other expense of $266,000 in the quarter ended May 31, 2012 compared unfavorably to other income of $48,000 in the same period in fiscal 2011.  Other income (expense) primarily includes interest income and foreign exchange gains and losses caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  The decrease in other income (expense) in the current quarter is primarily due to foreign exchange losses caused by the weakening of both the sterling and euro, and the subsequent revaluation of some of our European sales transactions completed in other functional currencies (and subsequently translated to the sterling and the euro).

Other income increased $31,000 or 18% to $203,000 for the fiscal year to date period compared to $172,000 in the same period in the prior year.  In fiscal 2012, other income includes a gain of $425,000 recognized on deposit payments previously received on the sale of our Evanston, IL property.  The Company took back control and ownership of this leased asset which was previously sold by us under a seller financing arrangement (see Note 11 to the consolidated financial statements). The increase in other income in the year to date period is partially offset by the foreign exchange losses previously mentioned.

Income Taxes

The effective tax rate was 32.9% in the quarter ended May 31, 2012 compared to 29.2% in the prior year quarter.  The effective tax rate was 34.0% for the fiscal year to date period compared to 33.4% in the same period in fiscal 2011.  The increased effective tax rate in fiscal 2012 is primarily due to non-deductible acquisition expenses related to our June 2012 acquisition of NEPTCO, Inc. offset by a continued favorable effective state income tax rate.

Net Income

Consolidated net income increased $407,000 or 14% to $3,373,000 in the quarter ended May 31, 2012 compared to $2,966,000 in the prior year quarter.  The increase in net income in the current quarter is primarily a result of additional revenue as discussed previously.  Consolidated net income decreased $414,000 or 6% to $6,897,000 for the fiscal year to date period compared to $7,311,000 in the same period in fiscal 2011.  The decrease in consolidated net income compared to the prior year is due to the factors discussed previously including (a) $700,000 in expenses related to our acquisition of NEPTCO; (b) increased plant transition and moving expenses of $724,000; (c) accelerated pension settlement charges of $413,000 resulting from the timing of lump sum distributions; and (d) unfavorable product mix experienced earlier in the current fiscal year.

Liquidity and Sources of Capital

Our overall cash balance decreased $1,793,000 to $13,189,000 at May 31, 2012, from $14,982,000 at August 31, 2011.  The reduced cash balance is primarily attributable to principal payments on outstanding debt, equipment purchases, and payment of our annual dividend.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $8,959,000 in the first nine months of fiscal year 2012 compared to $5,918,000 in the prior year period.  Cash provided by operations during the first nine months of fiscal 2012 was primarily due to operating income offset by decreased accrued expenses and increased raw materials purchases as a result of higher sales volumes.  The lower balance of cash provided by operations during the prior year period was primarily due to increased inventory balances as a result of bulk purchases of key raw materials in order to take advantage of favorable pricing terms.

The ratio of current assets to current liabilities was 2.8 as of May 31, 2012, compared to 2.9 as of August 31, 2011.  The decrease in our current ratio at May 31, 2012 was primarily attributable to increased accrued expenses due to costs associated with our June 2012 acquisition of NEPTCO, Inc., as well as decreases in cash and accounts receivable.  This was partially offset by increased inventory resulting from increased demand and overall sales volume, as well as decreased accrued payroll and other compensation due to the payment of our annual incentive program.

Cash flow used in investing activities of $3,780,000 was primarily due to cash paid for purchases of machinery and equipment at our manufacturing locations during fiscal 2012, which was partially offset by the net proceeds of $1,006,000 from the sale of our Webster, MA property.

Cash flow used in financing activities of $6,715,000 was primarily due to our annual dividend payment and payments made on the bank loans used to finance our past acquisitions of CIM and ServiWrap.  Additionally, we paid the second of three scheduled promissory note payments of $1,000,000 to the CIM shareholders in accordance with the CIM stock purchase agreement, described in more detail below.

On October 13, 2011, we announced a cash dividend of $0.35 per share (totaling $3,165,000).  The dividend was paid on December 5, 2011 to shareholders of record on October 31, 2011.

As of May 31, 2012 we had long-term unsecured credit available up to $10,000,000 with Bank of America at the bank’s base lending rate or, at our option, at the effective London Interbank Offered Rate (LIBOR) plus 150 basis points.  The entire amount of $10,000,000 was available for use under this credit facility as of that date.

Under the terms of our credit facility, we were required to comply with certain debt covenants related to (a) the ratio of total liabilities to tangible net worth and (b) the ratio of operating cash flow to debt service on a rolling twelve month basis.  We were in compliance with our debt covenants as of May 31, 2012. This facility was replaced with a new facility in June 2012, as described below.

We borrowed $10,000,000 from Bank of America in September 2009 in order to fund our acquisition of CIM.  This borrowing involved an unsecured, three year term note (the “Term Note”) with interest and principal payments due monthly.  Interest was calculated at the applicable LIBOR rate plus a margin of 175 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we were repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter until maturity.  At May 31, 2012, the applicable interest rate was 1.99% per annum and the outstanding principal amount was $4,500,000.  The Term Note was subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Note was allowed at any time during the term of the loan.  In November 2011, we executed an amendment to this Term Note, extending the maturity from August 31, 2012 to August 31, 2014.  The Term Note was retired in June 2012, as described below

As part of the CIM acquisition in September 2009, we also delivered $3,000,000 in non-negotiable promissory notes (the “Notes”) payable to five CIM shareholders, who were the holders of all of the issued and outstanding shares of capital stock of CIM as of the acquisition date.  The principal of the Notes will be paid in three consecutive annual installments of $1,000,000 each, with the initial payment due on September 4, 2010.  Interest on the unpaid principal balance of the Notes is accruing at a rate per annum equal to the applicable Federal rate, and will be paid annually with each principal payment.  At May 31, 2012, the applicable interest rate was 0.84% per annum.  The third and final installment on the Notes is scheduled to be paid in September 2012.

In December 2009, we borrowed $7,000,000 from RBS Citizens in order to fund our acquisition of the ServiWrap product lines.  This borrowing involved an unsecured, three year term note (the “Term Loan”) with interest and principal payments due monthly.  Interest was calculated at the applicable LIBOR rate plus a margin of 190 basis points, with interest payments due on the last day of each month.  In addition to monthly interest payments, we were repaying the principal in equal installments of $117,000 each, beginning on January 15, 2010, and on the 15th day of each month thereafter until maturity.  At May 31, 2012, the applicable interest rate was 2.14% per annum, and the outstanding principal amount was approximately $3,617,000.  The Term Loan was subject to the same debt covenants as our line of credit discussed above.  Prepayment of the Term Loan was allowed at any time.  In February 2012, we executed an amendment to this Term Loan, extending the maturity from December 15, 2012 to December 15, 2014.  The Term Loan was retired in June 2012, as described below.

In June 2012, as part of our acquisition of NEPTCO, Inc., we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens. The applicable interest rate is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending on the consolidated leverage ratio of Chase Corporation. As part of the financing for this acquisition, the Company retired all of its pre-existing debt (Term Note and Term Loan noted above) with Bank of America and RBS Citizens.  Additionally, the Company obtained a new revolving line of credit totaling $15,000,000 which replaces the existing $10,000,000 line The revolving line of credit bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on the consolidated leverage ratio of Chase Corporation, or, at our option, at the bank’s base lending rate. This revolving line of credit allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in the remainder of fiscal 2012 and future periods.

The credit facility contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We are required to repay the principal amount of the term loan in quarterly installments of $1.4 million beginning in September 2012 through June 2014, increasing to $1.75 million per quarter thereafter through June 2015, and to $2.1 million per quarter thereafter through March 2017.  The credit facility, including the revolving line of credit, matures in June 2017.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

We currently have several on-going capital projects that are important to our long term strategic goals.  We continue to renovate our Oxford, MA, and Pittsburgh, PA facilities in anticipation of the relocation of our operations from Randolph, MA.  We expect that this transition will be completed by December 2012 and that we will then pursue a sale of our Randolph property.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

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

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  The items that must be reported in other comprehensive income were not changed.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” (“ASU 2011-12”) which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We adopted ASU 2011-05 with retrospective application as required, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and have included in our condensed consolidated financial statements separate unaudited statements of comprehensive income.

The adoption of ASU 2011-05 did not have an impact on our consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the nine months ended May 31, 2012 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K for the fiscal year ended August 31, 2011.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, plans for manufacturing facilities, business development efforts, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals, acquisition opportunities and future growth.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  As of May 31, 2012, other than our restricted investments (which are restricted for use in a nonqualified retirement savings plan for certain key employees and Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in US dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of May 31, 2012, we had cash balances in the United Kingdom for our HumiSeal Europe Ltd and Chase Protective Coatings Ltd operations denominated primarily in pounds sterling and equal to $4,653,000 and cash balances in France for our HumiSeal Europe SARL operations denominated primarily in euros and equal to $741,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We incurred a foreign currency translation loss for the nine months ended May 31, 2012 in the amount of $1,468,000 related to our European operations which was recorded in other comprehensive income within our statement of stockholders’ equity.  We do not have or utilize any derivative financial instruments.

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of May 2012, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

We were named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court.  The plaintiff alleges that her husband suffered and died from malignant mesothelioma resulting from exposure to asbestos in his workplace.  The plaintiff has sued seven alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now owned by Chase Corporation).  We have filed an answer to the claim denying the material allegations in the complaint.  The parties are currently engaged in discovery and motion practice.

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

Chase Corporation

Dated: July 10, 2012	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: July 10, 2012	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer