Form 10-K
period 2012-08-31
CHASE CORP
filed 2012-11-15
CIK 830524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

Commission File Number: 1-9852

CHASE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	11-1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324
(Address of Principal Executive Offices, Including Zip Code)

(508) 819-4200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock ($0.10 Par Value)	NYSE MKT

         Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐    NO ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐    NO ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 29, 2012 (the last business day of the registrant's second quarter of fiscal 2012), was approximately $92,953,599.

         As of October 31, 2012, the Company had outstanding 9,065,676 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

         Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's fiscal year ended August 31, 2012, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2012

PART I

ITEM 1—BUSINESS

Primary Operating Divisions and Facilities and Industry Segment

        Chase Corporation (the "Company," "Chase," "we," or "us") is a leading manufacturer of protective materials for high reliability applications. Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions. We are organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for our segmentation is distinguished by the nature of the products we manufacture and how they are delivered to their respective markets. The Industrial Materials segment represents our specified products which are used in or integrated into another company's product with demand dependent upon general economic conditions. The Construction Materials segment reflects our construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Our manufacturing facilities are distinct to their respective segments with the exception of our O'Hara Township, PA facility which produces products related to both operating segments. A summary of our operating structure as of August 31, 2012 is as follows:

INDUSTRIAL MATERIALS SEGMENT

Key Products & Services	Primary Manufacturing Location(s)	Background/History
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

In October 2011, we announced the planned closing of this manufacturing facility effective December 1, 2012. The manufacturing of products produced in this facility is being transitioned to our other facilities over the course of a 15 month transition period.

Specialty tapes and related products for the electronic and telecommunications industries using the brand name Chase & Sons®.

PaperTyger® is a trademark for laminated durable papers sold to the envelope converting and commercial printing industries.	Oxford, MA
In August 2011, we moved our manufacturing processes that had been previously conducted at our Webster, MA facility to this location.

In December 2003, we acquired the assets of PaperTyger, LLC ("PaperTyger"). The PaperTyger product lines are also manufactured at this facility.

Key Products & Services	Primary Manufacturing Location(s)	Background/History
Flexible packaging for industrial and retail use. Slit film for the building wire market and for telecommunication cable.

Flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets including Insulfab®, an insulation material used in the aerospace industry.	Taylorsville, NC	In January 2004, we purchased certain manufacturing equipment and began operations at this facility.

In March 2009, we moved the majority of our manufacturing processes that had been conducted at our Paterson, NJ facility to this location.
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.	O'Hara Township, PA	The HumiSeal business and product lines were acquired in the early 1970's.
Laminated film foils for the electronics and cable industries and cover tapes essential to delivering semiconductor components via tape and reel packaging.	Pawtucket, RI & Lenoir, NC	In June 2012, we acquired all of the capital stock of NEPTCO Incorporated.
Pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines.	Granite Falls, NC
Flexible, rigid and semi-rigid fiber optic strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress, produced by NEPTCO's joint venture.
Cover tapes essential to delivering semiconductor components via tape and reel packaging.	Suzhou, China

Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.

HumiSeal Europe SARL operates a sales/technical service office and warehouse near Paris. This business works closely with the HumiSeal operation in Winnersh, Wokingham, England allowing direct sales and service to the French market.	Winnersh, Wokingham, England
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

CONSTRUCTION MATERIALS SEGMENT

Key Products & Services	Primary Manufacturing Location(s)	Background/History
Protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood which are sold under the brand name Royston®, to oil companies, gas utilities, and pipeline companies.

Rosphalt50® is a polymer additive that provides long term cost effective solutions in many applications such as waterproofing of approaches and bridges, ramps, race tracks, airports and specialty road applications.	Blawnox, PA	The Royston business was acquired in the early 1970's.
Waterproofing sealants, expansion joints and accessories for the transportation, industrial and architectural markets.	O'Hara Township, PA
In April 2005, we acquired certain assets of E-Poxy Engineered Materials. Additionally, in September 2006, we acquired all of the capital stock of Capital Services Joint Systems. Both of these acquisitions were combined to form the Expansion Joints product line which is now manufactured at our O'Hara Township, PA facility.

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

The ServiWrap® product line complements the portfolio of our pipeline protection tapes, coatings and accessories to extend our global customer base.	Rye, East Sussex, England
In September 2007, we purchased certain product lines and a related manufacturing facility in Rye, East Sussex, England through our wholly owned subsidiary, Chase Protective Coatings Ltd.

In December 2009, we acquired the full range of ServiWrap® pipeline protection products ("ServiWrap") from Grace Construction Products Limited, a UK based unit of W.R. Grace & Co.

Other Business Developments

Acquisition of NEPTCO Incorporated

        On June 27, 2012, we acquired 100% of the capital stock of NEPTCO Incorporated ("NEPTCO") a private company based in Pawtucket, RI, whose core products are sold primarily into the broadband communications and electronics packaging industries. NEPTCO operates three manufacturing facilities in the United States and one in China, as well as utilizing distribution facilities in Rotterdam, Netherlands and Mississauga, Ontario to assist in supply chain management. As part of this transaction, we also acquired NEPTCO's 50% ownership stake in a joint venture. The purchase price for this acquisition, net of cash received, was $62,217,000, subject to the finalization of purchase accounting, which is nearly complete pending the final working capital true up and deferred tax positions.

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

  (ii)
  laminated film foils, composite strength elements, anti-static packaging tape and pulling tapes for the electronics and cable industries;

  (iii)
  moisture protective coatings, which are sold to the electronics industry including circuitry used in automobiles and home appliances;

  (iv)
  laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

  (v)
  pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and power, data, and video cables for commercial buildings;

  (vi)
  cover tapes with reliable adhesive and anti-static properties essential to delivering semiconductor components via tape and reel packaging; and

  (vii)
  flexible, rigid and semi-rigid fiber optic strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress, produced by NEPTCO's joint venture.

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

        There is some seasonality with our product offerings sold into the construction market as increased demand is often experienced when temperatures are warmer (April through October) with less demand occurring when temperatures are colder (typically our second fiscal quarter). Other than the acquisition of NEPTCO, we did not introduce any new products requiring an investment of a material amount of our assets during fiscal year 2012.

Employees

        As of October 31, 2012, we employed approximately 719 people (including union employees). We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

Backlog, Customers and Competition

        As of October 31, 2012, the backlog of customer orders believed to be firm was approximately $13,722,000. This compared with a total of $9,599,000 as of October 31, 2011. The increase in backlog over the prior year amount is primarily due to the increased business resulting from the NEPTCO acquisition. The backlog of orders has some seasonality due to the construction season. During fiscal 2012, 2011 and 2010, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

        We own the following trademarks that we believe are of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company's business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons® and Chase Facile®, trademarks for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; Insulfab®, a trademark for insulation material used in the aerospace industry; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; Tapecoat®, a trademark for corrosion preventative surface coatings and primers; Royston®, a trademark for corrosion inhibiting coating composition for use on pipes; Eva-Pox® and Ceva®, trademarks for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid applied coating and lining systems used in the water and wastewater industry; ServiWrap® trademarks for pipeline protection tapes, coatings and accessories; NEPTCO®, a trademark used in conjunction with most of NEPTCO's business and product line marketing material and communications; Muletape®, a trademark for pulling and installation tapes sold to the telecommunications industry; and Tracesafe®, a trademark for detection tapes sold to the water and gas industry. We do not have any other material trademarks, licenses, franchises, or concessions. While we do hold various patents, at this time, we do not believe that they are material to the success of our business.

Working Capital

        We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities.

Research and Development

        Approximately $2,958,000, $2,452,000 and $1,748,000 was spent for Company-sponsored research and development during fiscal 2012, 2011 and 2010, respectively. Research and development increased by $506,000 in fiscal 2012 primarily due to our continued product development efforts that are directed towards seizing new business opportunities for our established product lines.

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

        Even if we do identify a suitable acquisition target and are able to negotiate and close a transaction, the integration of an acquired business into our operations involves numerous risks, including potential difficulties in integrating an acquired company's product line with ours; the diversion of our resources and management's attention from other business concerns; the potential loss of key employees; limitations imposed by antitrust or merger control laws in the United States or other jurisdictions; risks associated with entering a new geographical or product market; and the day-to-day management of a larger and more diverse combined company. During the fiscal year ended August 31, 2012, for example, we completed the acquisition of NEPTCO Incorporated, which represents approximately 39% of our consolidated total assets as of the end of fiscal 2012, making it the largest acquisition in the Company's history.

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

General economic factors, domestically and internationally, may also adversely affect our financial performance through increased raw material costs or other expenses and by making access to capital more difficult.

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

        Significant and sustained declines in the financial markets may have a material adverse effect on the fair market value of the assets of our pension plans. While these pension plan assets are considered non-financial assets since they are not carried on our balance sheet, the fair market valuation of these assets could impact our funding requirements, funded status or net periodic pension cost. Any significant and sustained declines in the fair market value of these pension assets could require us to increase our funding requirements which would have an impact on our cash flow, and could also lead to additional pension expense.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        Not applicable

ITEM 2—PROPERTIES

        We own and lease office and manufacturing properties as outlined in the table below.

Location	Square Feet	Owned/ Leased	Principal Use
Bridgewater, MA	5,200	Owned	Corporate headquarters and executive office
Westwood, MA	20,200	Leased	Global Operations Center including research and development, sales and administrative services
Randolph, MA (a)	77,500	Owned	Manufacture of electrical protective coatings and tape products
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paterson, NJ	40,000	Owned/Leased	We own the building and lease the land from the landowner. Currently, the building is being leased to a tenant and the land is being sub-leased.
Taylorsville, NC	50,000	Leased	Manufacture of flexible packaging for industrial and retail use, as well as tape and related products for the electronic and telecommunications industries
Blawnox, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
O'Hara Township, PA	109,000	Owned	Manufacture and sale of protective coatings, expansion joints and accessories
Evanston, IL	100,000	Owned	Manufacture and sale of protective coatings and tape products
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Pawtucket, RI (b)	70,400	Owned	Manufacture and sale of laminated film foils for the electronics and cable industries
Granite Falls, NC (b)	108,000	Owned	Manufacture and sale of pulling and detection tapes, and fiber optic strength elements
Lenoir, NC (b)	110,000	Owned	Manufacture and sale of laminated film foils and cover tapes
Winnersh, Berkshire, England	18,800	Leased	Manufacture and sales of protective electronic coatings
Rye, East Sussex, England	36,600	Owned	Manufacture and sales of protective coatings and tape products
Paris, France	1,350	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market
Mississauga, Canada (b)	2,500	Leased	Distribution center for Canadian market supply chain demands
Rotterdam, Netherlands (b)	2,500	Leased	Distribution center for European market supply chain demands
Suzhou, China (b)	48,000	Leased	Manufacture of packaging tape products for the electronics industries

(a)
In October 2011, we announced our intention to close our Randolph, MA facility effective December 1, 2012. The manufacturing of products produced in the Randolph, MA facility is being transitioned to our other facilities over the course of the 15 month transition period.

(b)
Property and leases acquired as part of the NEPTCO acquisition in June 2012.

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

ITEM 3—LEGAL PROCEEDINGS

        We are one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products. The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiff in the case issued discovery requests to us in August 2005, to which we timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date had been postponed and no new trial date has been set. As of October 2012, there have been no new developments as this Ohio lawsuit has been inactive with respect to us.

        We were named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court. The plaintiff alleges that her husband suffered and died from malignant mesothelioma resulting from exposure to asbestos in his workplace. The plaintiff sued seven alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now a division of Chase Corporation). The other defendants have each either settled or had the complaint against them dismissed. We have filed an answer to the claim denying the material allegations in the complaint. The parties are currently engaged in discovery and motion practice.

        In addition to the matters described above, we are involved from time to time in litigation incidental to the conduct of our business. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cashflows, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period. We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

ITEM 4—MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning our Executive Officers as of August 31, 2012. Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Peter R. Chase	64	Chairman of the Board of the Company since February 2007, and Chief Executive Officer of the Company since September 1993.
Adam P. Chase	40
		President of the Company since January 2008, Chief Operating Officer of the Company since February 2007, Vice President Operations February 2006 through February 2007. Adam Chase is the son of Peter Chase.
Kenneth L. Dumas	41	Chief Financial Officer and Treasurer of the Company since February 2007, Director of Finance February 2006 through January 2007.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE MKT under the symbol CCF. As of October 31, 2012, there were 423 shareholders of record of our Common Stock and we believe that there were approximately 2,863 beneficial shareholders who held shares in nominee name. On that date, the closing price of our common stock was $18.43 per share as reported by the NYSE MKT.

        The following table sets forth the high and low daily sales prices for our common stock as reported by the NYSE MKT for each quarter in the fiscal years ended August 31, 2012 and 2011:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$15.20	$9.83	$18.59	$12.23
Second Quarter	16.94	12.25	16.60	14.06
Third Quarter	16.46	11.49	19.00	15.27
Fourth Quarter	17.07	10.80	17.21	11.39

        Single annual cash dividend payments were declared and paid subsequent to year end in the amounts of $0.40, $0.35, and $0.35 per common share, for the years ended August 31, 2012, 2011 and 2010, respectively. Certain of our borrowing facilities contain financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

        The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the "S&P 500 Index"), and a composite peer index that is weighted by market equity capitalization (the "Peer Group Index"). The companies included in the Peer Group Index are American Biltrite Inc., Material Sciences Corporation, H.B. Fuller Company, Quaker Chemical Corporation and RPM International, Inc. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2007 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

	2007	2008	2009	2010	2011	2012
Chase Corp	$100	$101	$68	$78	$80	$104
S&P 500 Index	$100	$89	$73	$76	$90	$107
Peer Group Index	$100	$99	$77	$83	$104	$143

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

	Fiscal Years Ended August 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data
Revenues from continuing operations	$148,919	$123,040	$118,743	$91,236	$113,177

Income from continuing operations, net of taxes	$9,264	$10,931	$10,726	$5,315	$11,061
Income from discontinued operations, net of taxes	—	—	1,790	1,070	1,313

Net income	$9,264	$10,931	$12,516	$6,385	$12,374
Add: net loss attributable to non-controlling interest, net of taxes	74	—	—	—	—

Net income attributable to Chase Corporation	$9,338	$10,931	$12,516	$6,385	$12,374

Net income available to common shareholders, per common and common equivalent share:
Basic:
Continuing operations	$1.03	$1.22	$1.22	$0.62	$1.32
Discontinued operations	—	—	0.20	0.13	0.16

Net income per common and common equivalent share	$1.03	$1.22	$1.42	$0.75	$1.48
Diluted:
Continuing operations	$1.03	$1.22	$1.21	$0.60	$1.27
Discontinued operations	—	—	0.20	0.12	0.15

Net income per common and common equivalent share	$1.03	$1.22	$1.41	$0.72	$1.42
Balance Sheet Data
Total assets	$216,603	$128,909	$123,201	$91,066	$90,297
Long-term debt and capital leases	64,415	8,267	12,667	—	—
Total stockholders' equity	99,645	91,880	81,531	70,213	66,186
Cash dividends paid per common and common equivalent share	$0.35	$0.35	$0.20	$0.35	$0.25

        As further detailed in Note 16 to the Consolidated Financial Statements included in this Report, the Electronic Manufacturing Services business was sold in June 2010 and the financial results of this previously reported segment are classified as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statement of operations for all periods presented.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Revenues from continuing operations	$148,919	$123,040	$118,743

Income from continuing operations, net of taxes	$9,264	$10,931	$10,726
Income from discontinued operations, net of taxes	—	—	1,790

Net income	9,264	10,931	12,516
Add: net loss attributable to non-controlling interest, net of taxes	74	—	—

Net income attributable to Chase Corporation	$9,338	$10,931	$12,516

Increase in revenues from continuing operations from prior year
Amount	$25,879	$4,297	$27,507
Percentage	21%	4%	30%
Increase/(Decrease) in net income from continuing operations, net of taxes from prior year
Amount	$(1,667)	$205	$5,411
Percentage	(15)%	2%	102%
Percentage of revenues from continuing operations:
Revenues from continuing operations	100%	100%	100%
Expenses:
Cost of products and services sold	68%	65%	63%
Selling, general and administrative expenses	21	22	23
Acquisition related costs	2	—	—

Income from continuing operations before income taxes	9	13	14
Income taxes	3	4	5

Income from continuing operations, net of taxes	6	9	9
Income from discontinued operations, net of taxes	—	—	2

Net income	6%	9%	11%

Recent Developments

        On June 27, 2012, we acquired 100% of the capital stock of NEPTCO Incorporated ("NEPTCO") a private company based in Pawtucket, RI, whose core products are sold primarily into the broadband communications and electronics packaging industries. NEPTCO operates three manufacturing facilities in the United States and one in China, as well as utilizing distribution facilities in Rotterdam, Netherlands and Mississauga, Ontario to assist in supply chain management. As part of this transaction, we also acquired NEPTCO's 50% ownership stake in a joint venture. The purchase price for the acquisition, net of cash received, was $62,217,000, subject to the finalization of purchase accounting, which is nearly complete pending the final working capital true up and deferred tax positions.

Overview

        We completed the largest acquisition in the Company's history in June 2012. That coupled with continued strong demand for our wire and cable products contributed to increased revenues. Net income fell below prior year results primarily due to the expenses related to our acquisition of NEPTCO as well as defined benefit pension settlement costs and continued plant transition expenses related to our Randolph plant closing. Adjusting for these noted expenses, net income for the year exceeded prior year results. Increased revenue from the Industrial Materials segment was due to our acquisition of NEPTCO which contributed $14.8 million in fiscal 2012 as well as increased sales of our wire and cable products and greater demand for our laminated paper products. These increased revenues in fiscal 2012 were partially offset by decreased sales in our aerospace and transportation product markets. Additionally, the European Union economy continues to have a negative impact on the results of our European operations.

        Revenues from our Construction Materials segment surpassed the prior year primarily due to sales of our pipeline products as well as increased sales of highway construction products over the final half of the fiscal year. Additionally, there was increased demand from our key private label customers in fiscal 2012 over the prior fiscal year.

        In the upcoming fiscal year, our key objectives continue to be focused on our marketing and R&D efforts, and integrating the recently acquired NEPTCO operations. We will also be completing the move of our Randolph operations to our Oxford and Blawnox manufacturing plants. Our balance sheet continues to remain strong, with cash on hand of $15.2 million and a current ratio of 2.8. Our $15 million line of credit is fully available, while the balance of our unsecured term debt is $70 million.

        The Company has two reportable segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire and Cable • Electronic Coatings • Custom Products • NEPTCO Products	Protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, flexible composites and laminates for the aerospace, packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and cover tapes essential to delivering semiconductor components via tape and reel packaging; the joint venture also produces fiber optic strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.
Construction Materials	• Pipeline • Construction Products • Private Label

Protective coatings and tape products including coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Results of Operations

Revenues and Operating Profit by Segment are as follows:

	Revenues	Income from Continuing Operations Before Income Taxes		% of Revenues
	(Dollars in thousands)
Fiscal 2012
Industrial Materials	$95,988	$17,203	(a)	18%
Construction Materials	52,931	4,393		8%

	$148,919	21,596		15%

Less corporate and common costs		(7,600	)(b)

Income from continuing operations before income taxes		$13,996

Fiscal 2011
Industrial Materials	$75,744	$16,450	(c)	22%
Construction Materials	47,296	3,972		8%

	$123,040	20,422		17%

Less corporate and common costs		(4,249)

Income from continuing operations before income taxes		$16,173

Fiscal 2010
Industrial Materials	$64,645	$16,328	(d)	25%
Construction Materials	54,098	6,367	(e)	12%

	$118,743	22,695		19%

Less corporate and common costs		(6,239)

Income from continuing operations before income taxes		$16,456

(a)
Includes $828 of expenses related to inventory step up in fair value as part of the NEPTCO acquisition, and idle facility costs of $270 from our Paterson, NJ and Webster, MA facilities

(b)
Includes $3,206 in acquisition related expenses

(c)
Includes idle facility costs of $706 from our Paterson, NJ and Oxford, MA facilities

(d)
Includes idle facility costs of $392 from our Paterson, NJ and Oxford, MA facilities

(e)
Includes $434 in acquisition related expenses

Total Revenues

        Total revenues in fiscal 2012 increased $25,879,000 or 21% to $148,919,000 from $123,040,000 in the prior year. Revenues in our Industrial Materials segment increased $20,244,000 or 27% to $95,988,000 for the year ended August 31, 2012 compared to $75,744,000 in fiscal 2011. The increase in revenues from our Industrial Materials segment in fiscal 2012 was primarily due to: (a) sales of $14,826,000 from NEPTCO operations which we acquired in June 2012; (b) increased sales of $4,912,000 from our wire & cable product line as we continue to benefit from strong demand in the power cable and communication cable markets; and (c) increased sales of $1,492,000 from our laminated durable paper products. These increases were partially offset by decreased sales in the aerospace and transportation market of $1,948,000.

        Revenues from our Construction Materials segment increased $5,635,000 or 12% to $52,931,000 for the year ended August 31, 2012 compared to $47,296,000 for fiscal 2011. The increased sales from our Construction Materials segment in fiscal 2012 was primarily due to increased sales of: (a) $2,923,000 from our pipeline products due to greater demand for products produced at our UK facility; (b) $1,805,000 from our highway construction products; and (c) $767,000 from our private label products due to increased demand from some of our key customers.

        Royalties and commissions in the Industrial Materials segment were $2,425,000, $2,122,000 and $1,664,000 for the years ended August 31, 2012, 2011 and 2010, respectively. The increase in royalties and commissions in fiscal 2012 over the prior two fiscal years was due to increased sales of electronic coatings by our licensed manufacturer in Asia.

        Export sales from domestic operations to unaffiliated third parties were $21,204,000, $19,715,000 and $17,946,000 for the years ended August 31, 2012, 2011 and 2010, respectively. The growth in our export sales in fiscal 2012 was due to $3,328,000 in export sales from our recent NEPTCO acquisition.

        Total revenues in fiscal 2011 increased $4,297,000 or 4% to $123,040,000 from $118,743,000 in the prior year. Revenues in our Industrial Materials segment increased $11,099,000 or 17% to $75,744,000 for the year ended August 31, 2011 compared to $64,645,000 in fiscal 2010. The increase in revenues from our Industrial Materials segment in fiscal 2011 was primarily due to increased sales of: (a) $6,967,000 from our wire & cable product line as we benefitted from increased demand in the electrical cable market; (b) $2,219,000 in the electronic coatings product line, primarily due to increased demand in the industrial controls and automotive markets; and (c) $1,793,000 from our custom products product lines. Revenues from our Construction Materials segment decreased $6,802,000 or 13% to $47,296,000 for the year ended August 31, 2011 compared to $54,098,000 for fiscal 2010. The reduced sales from our Construction Materials segment in fiscal 2011 were primarily due to decreased sales of: (a) $4,603,000 from our private label products due to less demand for these products; (b) $1,230,000 from pipeline products produced at our UK facility as we experienced production challenges in meeting heavy Middle East demand in the latter half of fiscal 2011; and (c) $999,000 from our construction product lines as a result of decreased demand in the transportation and architectural markets.

Cost of Products and Services Sold

        Cost of products and services sold increased $20,932,000 or 26% to $101,249,000 for the fiscal year ended August 31, 2012 compared to $80,317,000 in fiscal 2011. As a percentage of revenues, cost of products and services sold increased to 68% in fiscal 2012 compared to 65% for fiscal 2011.

        The following table summarizes the relative percentages of costs of products and services sold to revenues for both of our operating segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2012	2011	2010
Industrial Materials	67%	64%	61%
Construction Materials	69%	67%	66%

Total	68%	65%	63%

        Cost of products and services sold in our Industrial Materials segment was $64,539,000 for the fiscal year ended August 31, 2012 compared to $48,474,000 in fiscal 2011. As a percentage of revenues, cost of products and services sold in this segment increased due to the following items: (a) expense of $828,000 due to the fair value inventory step up related to the NEPTCO acquisition; (b) moving expenses of $324,000 related to our plant transition from Webster to Oxford and Camberley to Winnersh; (c) accrued transition costs of $550,000 related to our move from our Randolph plant; and (d) certain supplier inconsistencies that resulted in excess waste and incremental expenses of $345,000 related to the utilization of specialized testing facilities for analyzing incoming raw materials for proper specifications.

        Cost of products and services sold in our Construction Materials segment was $36,710,000 for the fiscal year ended August 31, 2012 compared to $31,843,000 in fiscal 2011. As a percentage of revenues, cost of products and services sold in the Construction Materials segment increased primarily due to higher raw material costs, increased sales of lower margin products, and decreased sales of higher margin products.

        In fiscal 2011, cost of products and services sold increased $5,489,000 or 7% to $80,317,000 compared to $74,828,000 in the prior fiscal year. As a percentage of revenues, cost of products and services sold increased to 65% in fiscal 2011 compared to 63% for fiscal 2010. Cost of products and services sold in our Industrial Materials segment were $48,474,000 for the fiscal year ended August 31, 2011 compared to $39,340,000 in fiscal 2010. The percentage of revenues increase in the cost of products and services sold for the Industrial Materials segment was primarily due to rising prices in certain commodity and petroleum based raw materials impacting many of our product lines throughout the year. Additionally, we incurred incremental one-time expenses in the latter half of fiscal 2011 related to the transition of our Webster, MA production processes over to the Oxford, MA facility. Cost of products and services sold in our Construction Materials segment were $31,843,000 for the fiscal year ended August 31, 2011 compared to $35,488,000 in fiscal 2010. The increase in cost of products and services sold as a percentage of revenues in the Construction Materials segment during fiscal 2011 was primarily due to higher raw material costs which were partially offset by increased sales of our higher margin products and the resulting lower share of total sales that were made up of lower margin products.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $3,392,000 or 13% to $30,172,000 during fiscal 2012 compared to $26,780,000 in fiscal 2011. As a percentage of revenues, selling, general and administrative expenses decreased to 21% in fiscal 2012 compared to 22% for fiscal 2011. The percentage decrease is attributable to our continued emphasis on controlling costs and leveraging fixed overhead.

        During fiscal 2011, selling, general and administrative expenses increased $63,000 to $26,780,000, compared to $26,717,000 in fiscal 2010. As a percentage of revenues, selling, general and administrative expenses decreased to 22% in fiscal 2011 compared to 23% for fiscal 2010. This decrease was primarily due to lower stock based compensation expense in fiscal 2011 as compared to fiscal 2010. This decrease was partially offset by increased research and development, sales commissions and other selling related expenses resulting from increased revenues in fiscal 2011.

        In fiscal 2012, bad debt expense, net of recoveries, increased $28,000 or 22% to $155,000, compared to $127,000 in fiscal 2011. The increase in bad debt expense in fiscal 2012 was primarily due to financial difficulties for some of our international customers as well as overall increased receivable balances due to higher sales. During fiscal 2011, bad debt expense, net of recoveries, decreased $51,000 or 29% to $127,000, compared to $178,000 in fiscal 2010. We continue with our strict adherence to our established credit policies and continue to closely monitor the accounts receivable function while taking a proactive approach to the collections process.

Acquisition related costs

        In fiscal 2012, we incurred $3,206,000 of acquisition costs related to our acquisition of NEPTCO. This acquisition was accounted for as a business combination in accordance with the appropriate accounting standards, as such all related professional service fees (i.e., banking, legal, accounting, actuarial, etc.) were expensed as they were incurred during the year ended August 31, 2012. In fiscal 2010, we incurred $434,000 of acquisition costs related to our acquisitions of CIM and ServiWrap.

Interest Expense

        Interest expense increased $202,000 to $398,000 in fiscal 2012 compared to $196,000 in fiscal 2011. The increase in interest expense in fiscal 2012 compared to fiscal 2011 is a direct result of the $70,000,000 term note related to the acquisition of NEPTCO. Interest expense decreased $164,000 to $196,000 in fiscal 2011 compared to $360,000 in fiscal 2010. The decrease in interest expense in fiscal 2011 compared to the prior fiscal year was primarily due to the capitalization of imputed interest on construction in process projects related to our Oxford, MA and Blawnox, PA facilities.

Other Income

        Other income decreased $324,000 to $102,000 in fiscal 2012 compared to $426,000 in fiscal 2011. Other income (expense) primarily includes interest income and foreign exchange gains and losses caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. In fiscal 2012, other income includes a gain of $425,000 recognized on deposit payments previously received on the sale of our Evanston, IL property. We took back control and ownership of this leased asset which was previously sold by us under a seller financing arrangement (see Note 3 to the consolidated financial statements). The increase in other income is partially offset by the foreign exchange losses caused by the continued weakening of both the sterling and euro.

        Other income increased $374,000 to $426,000 in fiscal 2011 compared to $52,000 in fiscal 2010. The increase in other income in fiscal 2011 from the prior year was primarily due to foreign exchange gains (losses)

caused by the volatility of the pound sterling and the euro, and the subsequent revaluation of some of our European sales transactions completed in other functional currencies (and subsequently translated to the pound sterling and the euro).

Income Taxes

        The effective tax rate for fiscal 2012 was 33.8% compared to 32.4% and 34.8% in fiscal 2011 and 2010, respectively. In all three years, we have received the benefit of the domestic production deduction and foreign rate differential. The increased effective tax rate in fiscal 2012 is primarily due to non-deductible acquisition related expenses offset by a continued favorable effective state income tax rate. The effective tax rate of 32.4% for fiscal 2011 compares favorably to 2010 due to an increase in the applicable domestic production deduction for the year to 9% (increased from 6% in fiscal 2010) and a more favorable effective state income tax rate in 2011.

Non-controlling Interest

        The income (loss) from non-controlling interest relates to a joint venture in which we have, through our NEPTCO subsidiary, a 50% ownership stake. The joint venture, between NEPTCO and the joint venture partner (an otherwise unrelated party), is managed and operated on a day-to-day basis by NEPTCO. The purpose of this joint venture was to combine the elements of each member's fiber optic strength businesses.

Net Income

        Consolidated net income in fiscal 2012 decreased $1,593,000 or 15% to $9,338,000 compared to $10,931,000 in fiscal 2011. The decrease in consolidated net income in fiscal 2012 was a result of the following factors: (a) $3,206,000 in acquisition related expenses; (b) expenses of $828,000 in inventory fair value step up related to the NEPTCO acquisition; and (c) acceleration of defined benefit plan settlement costs of $550,000 resulting from the timing of lump sum distributions to participants. In addition, there was an increase in plant transition and moving expenses of $874,000 during fiscal 2012.

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

Other Important Performance Measures

        We believe that adjusted net income is a useful performance measure and is used by our executive management team and board of directors as a measure of operating performance, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our board of directors and investors concerning our financial performance. Adjusted net income is a non-GAAP financial measure.

        We define adjusted net income as follows: net income attributable to Chase Corporation before costs related to our acquisitions, expenses related to inventory step-up to fair value, and settlement (gains) or losses resulting from lump sum distributions to participants from our defined benefit plan. Our definition of adjusted net income includes the current tax expense/(benefit) that would be payable/(realized) on our income tax return.

        The use of adjusted net income has limitations and this performance measure should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income.

        The following unaudited table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to adjusted net income for the periods presented:

	Years Ended August 31,
	2012	2011	2010
Net income attributable to Chase Corporation	$9,338	$10,931	$12,516

Acquisition related costs (a)	3,206	—	434
Expense related to inventory step-up (b)	828	—	347
Defined benefit plan settlement costs (c)	550	—	—
Tax effect of adjustments (d)	(1,377)	—	(282)

Total adustments	3,207	—	499

Adjusted net income	$12,545	$10,931	$13,015

(a)
Represents costs related to our June 2012 acquisition of NEPTCO, September 2009 acquisition of CIM and December 2009 acquisition of ServiWrap

(b)
Represents expenses related to the step-up in fair value of inventory through purchase accounting from the June 2012 acquisition of NEPTCO and September 2009 acquisition of CIM

(c)
Represents pension related settlement costs due to the timing of lump sum distributions

(d)
Represents the theoretical current income tax associated with the adjustments presented above. The theoretical current income tax was calculated by multiplying each adjustment, which relate to the jurisdictions where such items would provide tax expense/(benefit), by the applicable tax rates

Liquidity and Sources of Capital

        Our overall cash balance increased $198,000 to $15,180,000 at August 31, 2012 from $14,982,000 at August 31, 2011. The increased cash balance at August 31, 2012 was a result of cash flows generated from operations during the fiscal year and $7,268,000 in cash acquired as part of the NEPTCO acquisition, offset by principal payments on outstanding debt, equipment purchases, and payment of our annual dividend. Our overall cash balance decreased $2,358,000 to $14,982,000 at August 31, 2011 from $17,340,000 at August 31, 2010. The decreased cash balance at August 31, 2011 was a result of cash on hand used for strategic purchases of key raw materials, payment of our annual dividend in December 2010, debt repayments and purchases of machinery and equipment including improvements made to our Oxford, MA facility. These cash outflows were partially offset by cash generated from operations during the fiscal 2011 year.

        Cash provided by operations was $13,946,000 for the year ended August 31, 2012 compared to $9,303,000 in fiscal 2011 and $11,346,000 in fiscal 2010. Cash provided by operations during fiscal 2012 was primarily due to operating income and decreased inventory as a result of higher sales volumes, offset by decreased accounts payable and increased accounts receivable balances. Cash provided by operations during fiscal 2011 was primarily due to operating income offset by increased purchases of inventory, as we strategically built up our inventory to facilitate certain manufacturing plant transition plans as well as making bulk purchases of key raw materials to take advantage of favorable pricing terms. Cash provided by operations during fiscal 2010 was primarily due to operating income and increased accounts payable and accrued expense balances, offset by increased accounts receivable and inventory balances.

        The ratio of current assets to current liabilities was 2.8 as of August 31, 2012 compared to 2.9 as of August 31, 2011. The decrease in our current ratio at August 31, 2012 was primarily attributable to the increase in the current debt as a result of the NEPTCO acquisition.

        Cash used in investing activities was $67,090,000 for the year ended August 31, 2012 compared to $4,172,000 in fiscal 2011 and $17,329,000 in fiscal 2010. During fiscal 2012, cash used in investing activities was primarily due to payments totaling $62,217,000, net of cash acquired, for the acquisition of NEPTCO and $5,256,000 paid for purchases of machinery and equipment at our manufacturing locations. During fiscal 2011, cash used in investing activities was primarily due to $1,930,000 paid for machinery and equipment and improvements made for our Oxford, MA facility, $827,000 paid for machinery and equipment and improvements made for our facility in O'Hara Township, PA, $605,000 paid related to the build out of our leased property in Winnersh, UK, and cash paid for purchases of machinery and equipment at our other manufacturing locations.

These cash outflows were partially offset by additional proceeds during fiscal 2011 of $1,478,000 received from the sale of our Chase EMS business. During fiscal 2010, cash used in investing activities was primarily due to payments totaling $25,592,000 for the acquisitions of CIM and ServiWrap, and $3,572,000 paid for purchases of machinery and equipment at our other manufacturing locations. This was partially offset by the $12,689,000 of net proceeds received from the sale of our discontinued operations.

        Cash provided by financing activities was $53,508,000 for the year ended August 31, 2012 compared to cash used in financing activities of $7,729,000 in fiscal 2011 and cash provided by financing activities of $11,664,000 in fiscal 2010. During fiscal 2012, cash provided by financing activities resulted from $70,000,000 in term debt used to finance our acquisition of NEPTCO, offset by payments of $10,667,000 to retire our previously held term notes with Bank of America and RBS Citizens, payments on our line of credit arrangement, as well as payment of our annual dividend. Additionally, we paid the final two scheduled promissory note payments of $1,000,000 each to the CIM shareholders in accordance with the CIM stock purchase agreement, described in more detail below. During fiscal 2011, cash used in financing activities reflected our annual dividend payment and payments made on the bank loans we used to finance our prior year acquisitions of CIM and ServiWrap. Additionally, we paid the first of three scheduled promissory note payments of $1,000,000 to the CIM shareholders in accordance with the CIM stock purchase agreement. During fiscal 2010, cash provided by financing activities resulted from a total of $17,000,000 in term debt used to finance our acquisitions of CIM and ServiWrap. These were partially offset by payments made on the acquisition loans and our line of credit arrangement, as well as our annual dividend.

        On October 13, 2011, we announced a cash dividend of $0.35 per share (totaling $3,165,000), to shareholders of record on October 31, 2011 and payable on December 5, 2011.

        On October 23, 2012, we announced a cash dividend of $0.40 per share (totaling approximately $3,601,000), to shareholders of record on November 2, 2012 and payable on December 5, 2012.

        We borrowed $10,000,000 from Bank of America in September 2009 in order to fund our acquisition of CIM. This borrowing involved an unsecured, three year term note (the "Term Note") with interest and principal payments due monthly. Interest was calculated at the applicable London Interbank Offered Rate (LIBOR) rate plus a margin of 175 basis points, with interest payments due on the last day of each month. In addition to monthly interest payments, we were repaying the principal in equal installments of $167,000 per month, beginning on September 30, 2009, and on the last day of each month thereafter until maturity. Prepayment of the Term Note was allowed at any time during the term of the loan. In November 2011, we executed an amendment to this Term Note, extending the maturity from August 31, 2012 to August 31, 2014. The Term Note was retired in June 2012, as described below.

        As part of the CIM acquisition in September 2009, we also delivered an aggregate of $3,000,000 in non-negotiable promissory notes (the "Notes") payable to five CIM shareholders, who were the holders of all of the issued and outstanding shares of capital stock of CIM as of the acquisition date. The principal of the Notes was paid in three consecutive annual installments of $1,000,000 each. Interest on the unpaid principal balance of the Notes was accruing at a rate per annum equal to the applicable Federal rate, and was paid annually with each principal payment. We paid the first installment on the Notes in September 2010, the second installment was paid in September 2011, and the third and final installment was paid in August 2012.

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

        In June 2012, as part of our acquisition of NEPTCO, Inc., we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the "Credit Facility"). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio. At August 31, 2012, the applicable interest was 2.25% per annum and the outstanding principal amount was $70,000,000. We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 beginning in September 2012 through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017. The Credit Facility matures in June 2017. Prepayment of the Credit Facility is allowed at any time.

        As part of the financing for this acquisition, we retired all of our pre-existing debt (the Term Note and Term Loan noted above) with Bank of America and RBS Citizens. Additionally, we obtained a new revolving line of credit (the "Revolver") totaling $15,000,000 which replaced our then existing $10,000,000 line. The Revolver bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank's base lending rate. As of August 31, 2012 and October 31, 2012, the entire amount of $15,000,000 was available for use. The Revolver is scheduled to mature in June 2017. This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2013 and future periods.

        The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness. It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of August 31, 2012.

        We currently have several on-going capital projects that are important to our long term strategic goals. We continue to renovate our Oxford, MA, and Blawnox, PA facilities in anticipation of the relocation of our operations from Randolph, MA. We expect that this transition will be completed by December 2012. Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

        We may consider the acquisition of companies or other assets this year or in future periods which are complementary to our business. We believe that our existing resources, including cash on hand and our Revolver, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months. However, there can be no assurances that additional financing will be available on favorable terms, if at all.

        To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

        We have no significant off balance sheet arrangements.

Contractual Obligations

        The following table summarizes our contractual cash obligations at August 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years
	(Dollars in thousands)
Long-term debt including estimated interest	$76,010	$7,128	$15,254	$53,628	$—
Operating leases	8,084	827	1,513	1,338	4,406
Capital leases	79	40	32	7	—
Purchase Obligations	8,444	8,347	97	—	—

Total (1) (2)	$92,617	$16,342	$16,896	$54,973	$4,406

(1)
We may be required to make payments related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $1,180,000 as of August 31, 2012 have been excluded from the contractual obligations table above. See Note 7 "Income Taxes" to the Consolidated Financial Statements for further information.

(2)
This table does not include the expected payments for our obligations for pension and other post-retirement benefit plans. As of August 31, 2012, we had recognized an accrued benefit liability of $7,917,000 representing the unfunded benefit obligations of the pension benefit plans. See Note 9 "Benefits and Pension Plans" to the Consolidated Financial Statements for further information, including expected pension benefit payments for the next 10 years.

Recently Issued Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("ASU 2011-04"). This clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have an impact on our consolidated financial position, results of operations or cash flows as it only required additional footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The items that must be reported in other comprehensive income were not changed. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," ("ASU 2011-12") which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We adopted ASU 2011-05 with retrospective application as required, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and have included in our consolidated financial statements separate statements of comprehensive income. The adoption of ASU 2011-05 did not have an impact on our consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment," ("ASU 2011-08") which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

        Long-lived assets consist of goodwill, identifiable intangible assets, trademarks, patents and agreements and property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. We review long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is also reviewed at least annually for impairment. Factors which we consider important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. We determine whether an impairment has occurred based on gross expected future cash flows for each reporting unit and measure the amount of the impairment based on the related future discounted cash flows for the respective reporting unit. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time. (See Note 4 to the Consolidated Financial Statements included in this Report.)

        The estimates of expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, performance of our obligation is complete, our price to the buyer is fixed or determinable, and we are reasonably assured of collecting. This is typically at the time of shipment, or upon receipt by the customer. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. We analyze various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income. Commissions are recognized when earned and payments are received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

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

Pension Benefits

        We sponsor a non-contributory defined benefit pension plan covering employees of certain divisions of the Company. In calculating our retirement plan obligations and related expense, we make various assumptions and estimates. These assumptions include discount rates, benefits earned, expected return on plan assets, mortality rates, and other factors. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and future expense.

        Effective December 1, 2008, the defined benefit pension plan was amended to include a soft freeze whereby any employee hired after the effective date of December 1, 2008 will not be admitted to the plan. The only exception relates to employees of the International Association of Machinists and Aerospace Workers Union whose contract was amended recently to include a soft freeze whereby any employees hired after the effective date of July 15, 2012 will not be admitted to the plan. All eligible participants who were previously admitted to the plan prior to the December 1, 2008 and July 15, 2012 soft freeze dates, respectively, will continue to accrue benefits as detailed in the plan agreements.

        NEPTCO has a defined benefit pension plan covering substantially all of our union employees at our Pawtucket, RI plant. This plan was frozen effective October 31, 2006, and as a result, no new participants can enter the plan and the benefits of current participants were frozen as of that date. The benefits are based on years of service and the employee's average compensation during the earlier of five years before retirement, or October 31, 2006.

        We account for our pension plans following the requirements of ASC Topic 715, "Compensation—Retirement Benefits" ("ASC 715"). ASC 715 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We limit the amount of credit exposure to any one issuer. At August 31, 2012, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

        Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers. As of August 31, 2012, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at August 31, 2012
GBP	British Pound	$4,138,000
EUR	Euro	$1,075,000
CNY	Chinese Yuan	$204,000
CAD	Canadian Dollar	$174,000

        We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

        We recognized a foreign currency translation loss for the year ended August 31, 2012 in the amount of $904,000 related to our European operations which is recorded in other comprehensive income (loss) within our Statement of Equity. We do not have or utilize any derivative financial instruments.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Chase Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in "Management's Report on Internal Control over Financial Reporting," included in Item 9A, management has excluded NEPTCO, Inc. from its assessment of internal control over financial reporting as of August 31, 2012, because it was acquired by the Company in a business combination during the fiscal year ended August 31, 2012. We have also excluded NEPTCO, Inc. from our audit of internal control over financial reporting. NEPTCO, Inc. is a wholly-owned subsidiary whose total assets and revenues represent 39% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2012.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, MA
November 14, 2012

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,
	2012	2011
ASSETS
Current Assets
Cash & cash equivalents	$15,180	$14,982
Accounts receivable, less allowance for doubtful accounts of $817 and $473	31,621	19,103
Inventories	32,323	20,841
Prepaid expenses and other current assets	1,810	1,502
Assets held for sale (Note 19)	—	1,004
Deferred income taxes	2,855	559

Total current assets	83,789	57,991
Property, plant and equipment, net	49,279	28,594
Other Assets
Goodwill	38,793	18,060
Intangible assets, less accumulated amortization of $12,847 and $10,374	36,363	16,185
Cash surrender value of life insurance	7,145	6,915
Restricted investments	874	740
Deferred income taxes	—	332
Other assets	244	92

	$216,487	$128,909

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,559	$7,276
Accrued payroll and other compensation	5,219	2,624
Accrued expenses	6,005	4,237
Accrued income taxes	1,892	1,387
Current portion of long-term debt	5,600	4,400

Total current liabilities	30,275	19,924
Long-term debt, less current portion	64,400	8,267
Deferred compensation	1,775	1,597
Accumulated pension obligation	7,702	6,713
Other liabilities	92	528
Deferred income taxes	12,598	—

Commitments and Contingencies (Notes 6, 8 and 20)
Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,001,582 shares at August 31, 2012 and 8,952,910 shares at August 31, 2011 issued and outstanding	900	895
Additional paid-in capital	12,109	10,678
Accumulated other comprehensive loss	(5,030)	(3,666)
Retained earnings	90,146	83,973

Chase Corporation stockholders' equity	98,125	91,880
Non-controlling interest related to NEPTCO joint venture (Note 15)	1,520	—

Total equity	99,645	91,880

Total liabilities and equity	$216,487	$128,909

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2012	2011	2010
Revenues
Sales	$146,494	$120,918	$117,079
Royalties and commissions	2,425	2,122	1,664

	148,919	123,040	118,743

Costs and Expenses
Cost of products and services sold	101,249	80,317	74,828
Selling, general and administrative expenses	30,172	26,780	26,717
Acquisition related costs	3,206	—	434

Operating income	14,292	15,943	16,764
Interest expense	(398)	(196)	(360)
Other income	102	426	52

Income from continuing operations before income taxes	13,996	16,173	16,456
Income taxes	4,732	5,242	5,730

Income from continuing operations, net of taxes	9,264	10,931	10,726
Income from discontinued operations, net of tax of $900	—	—	1,361
Gain on sale of discontinued operations, net of tax of $283	—	—	429

Net income	$9,264	$10,931	$12,516
Add: net loss attributable to non-controlling interest, net of tax of $43	74	—	—

Net income attributable to Chase Corporation	$9,338	$10,931	$12,516

Net income available to common shareholders, per common and common equivalent share
Basic
Continuing operations	$1.03	$1.22	$1.22
Discontinued operations	—	—	0.20

Net income per common and common equivalent share	$1.03	$1.22	$1.42
Diluted
Continuing operations	$1.03	$1.22	$1.21
Discontinued operations	—	—	0.20

Net income per common and common equivalent share	$1.03	$1.22	$1.41
Weighted average shares outstanding
Basic	8,761,262	8,721,452	8,554,164
Diluted	8,786,750	8,763,808	8,624,270

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Years Ended August 31,
	2012	2011	2010
Net income	$9,264	$10,931	$12,516
Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	33	35	9
Change in funded status of pension plans, net of tax	(493)	(389)	(127)
Foreign currency translation adjustment	(904)	1,418	(1,049)

Total other comprehensive income (loss)	(1,364)	1,064	(1,167)

Comprehensive income	7,900	11,995	11,349
Comprehensive loss attributable to non-controlling interest, net of tax	74	—	—

Comprehensive income attributable to Chase Corporation	$7,974	$11,995	$11,349

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share and per share amounts

	Common Stock			Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital		Retained Earnings	Chase Stockholders' Equity	Minority Interest	Total Equity
	Shares	Amount
Balance at August 31, 2009	8,714,431	$871	$7,489	$(3,563)	$65,416	$70,213	$—	$70,213
Restricted stock grants, net of forfeitures	61,224	6	(6)			—		—
Amortization of restricted stock grants			1,646			1,646		1,646
Amortization of stock option grants			529			529		529
Exercise of stock options	45,000	5	240			245		245
Excess tax benefit (expense) from stock based compensation			(196)			(196)		(196)
Common stock issuance pursuant to fully vested restricted stock units	14,200	1	196			197		197
Common stock retained to pay statutory minimum withholding taxes on common stock	(53,867)	(5)	(688)			(693)		(693)
Cash dividend paid, $0.20 per share					(1,759)	(1,759)		(1,759)
Change in funded status of pension plan, net of tax of $80				(127)		(127)		(127)
Foreign currency translation adjustment				(1,049)		(1,049)		(1,049)
Net unrealized gain on restricted investments, net of tax of $6				9		9		9
Net income					12,516	12,516		12,516

Balance at August 31, 2010	8,780,988	$878	$9,210	$(4,730)	$76,173	$81,531	$—	$81,531
Restricted stock grants, net of forfeitures	132,985	13	(13)			—		—
Amortization of restricted stock grants			1,138			1,138		1,138
Amortization of stock option grants			530			530		530
Common stock issuance	823		14			14		14
Exercise of stock options	73,500	7	379			386		386
Common stock received for payment of stock option exercises	(23,053)	(2)	(384)			(386)		(386)
Excess tax benefit (expense) from stock based compensation			(37)			(37)		(37)
Common stock retained to pay statutory minimum withholding taxes on common stock	(12,333)	(1)	(159)			(160)		(160)
Cash dividend paid, $0.35 per share					(3,131)	(3,131)		(3,131)
Change in funded status of pension plan, net of tax of $232				(389)		(389)		(389)
Foreign currency translation adjustment				1,418		1,418		1,418
Net unrealized gain on restricted investments, net of tax of $21				35		35		35
Net income					10,931	10,931		10,931

Balance at August 31, 2011	8,952,910	$895	$10,678	$(3,666)	$83,973	$91,880	$—	$91,880
Restricted stock grants, net of forfeitures	98,135	10	(10)			—		—
Amortization of restricted stock grants			1,448			1,448		1,448
Amortization of stock option grants			563			563		563
Common stock issuance	2,205		29			29		29
Non-controlling Interest—NEPTCO joint venture							1,594	1,594
Excess tax benefit (expense) from stock based compensation			209			209		209
Common stock retained to pay statutory minimum withholding taxes on common stock	(51,668)	(5)	(808)			(813)		(813)
Cash dividend paid, $0.35 per share					(3,165)	(3,165)		(3,165)
Change in funded status of pension plan, net of tax of $297				(493)		(493)		(493)
Foreign currency translation adjustment				(904)		(904)		(904)
Net unrealized gain on restricted investments, net of tax of $20				33		33		33
Net income					9,338	9,338	(74)	9,264

Balance at August 31, 2012	9,001,582	$900	$12,109	$(5,030)	$90,146	$98,125	$1,520	$99,645

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Dollars in thousands

	Years Ended August 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,264	$10,931	$12,516
Adjustments to reconcile net income to net cash provided by operating activities
Loss (gain) on sale of assets	32	(6)	(10)
Gain on sale of discontinued operations	—	—	(712)
Depreciation	3,172	2,759	3,084
Amortization	2,716	2,309	3,039
Inventory step-up to fair value	828	—	347
Provision for losses on accounts receivable	155	127	178
Stock based compensation	2,040	1,682	2,220
Realized gain on restricted investments	(22)	(18)	(7)
Increase (decrease) in cash surrender value life insurance	(37)	37	24
Pension settlement loss	(550)	—	—
Excess tax expense (benefit) from stock based compensation	(209)	37	196
Deferred taxes	(1,442)	(527)	(655)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,717)	(301)	(5,455)
Inventories	942	(6,059)	(4,910)
Prepaid expenses & other assets	(55)	(497)	(1,862)
Accounts payable	(2,683)	522	1,765
Accrued expenses	926	(215)	1,825
Accrued income taxes	408	(1,555)	(228)
Deferred compensation	178	77	(9)

Net cash provided by operating activities	13,946	9,303	11,346

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,230)	(4,496)	(3,572)
Purchases of intangible assets	(74)	—	—
Contingent purchase price paid for acquisition	(358)	(272)	(295)
Payments for acquisitions, net of cash acquired	(62,217)	—	(25,592)
Net proceeds from sale of fixed assets	1,032	11	—
Net proceeds from sale of discontinued operations	—	1,478	12,689
Net contributions from restricted investments	(60)	(54)	(16)
Payments for cash surrender value life insurance	(183)	(839)	(543)

Net cash used in investing activities	(67,090)	(4,172)	(17,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	79,331	3,538	31,894
Payments of principal on debt	(22,054)	(7,938)	(17,827)
Dividend paid	(3,165)	(3,131)	(1,759)
Proceeds from exercise of common stock options	—	386	245
Payments of statutory minimum taxes on stock options and restricted stock	(813)	(547)	(693)
Excess tax expense from stock based compensation	209	(37)	(196)

Net cash (used in) provided by financing activities	53,508	(7,729)	11,664

INCREASE (DECREASE) IN CASH	364	(2,598)	5,681
Effect of foreign exchange rates on cash	(166)	240	16
CASH, BEGINNING OF PERIOD	14,982	17,340	11,643

CASH, END OF PERIOD	$15,180	$14,982	$17,340

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

  (ii)
  laminated film foils, composite strength elements, anti-static packaging tape and pulling tapes for the electronics and cable industries;

  (iii)
  moisture protective coatings, which are sold to the electronics industry including circuitry used in automobiles and home appliances;

  (iv)
  laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

  (v)
  pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and power, data, and video cables for commercial buildings;

  (vi)
  cover tapes with reliable adhesive and anti-static properties essential to delivering semiconductor components via tape and reel packaging; and

  (vii)
  flexible, rigid and semi-rigid fiber optic strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress, produced by NEPTCO's joint venture.

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

        On June 30, 2010, the Company divested its contract manufacturing services business in an all cash transaction, structured as a sale of substantially all of the assets of the Chase Electronic Manufacturing Services ("EMS") business. The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations for the prior periods presented. This business was historically reported by the Company as a separate reporting segment called Electronic Manufacturing Services. In the first quarter of fiscal 2011, pursuant to the asset purchase agreement, the Company received additional proceeds of $1,478 based on the final net working capital of the Chase EMS business. See Note 16 for additional information on the sale of this business.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Certain amounts reported in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

        The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than the cash dividend announced on October 23, 2012 of $0.40 per share to shareholders of record on November 2, 2012 payable on December 5, 2012, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

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

Goodwill

        The Company accounts for goodwill in accordance with ASC Topic 350, "Intangibles—Goodwill and Other." The Company identified several reporting units within each of its two operating segments. These are used to evaluate the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. The Company evaluates whether an impairment has occurred by using a discounted cash flow approach to compare the fair value of the reporting unit to its carrying value, including goodwill. The discounted cash flow model is based on gross expected future cash flows determined using forecasted amounts for each reporting unit as well as a terminal sales value. If the fair value is less than the carrying value,

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

the Company measures the amount of such impairment by comparing the implied fair value of the goodwill to its carrying value. The key assumptions incorporated in the discounted cash flow approach include projected operating income, changes in working capital, projected capital expenditures, estimated terminal sales value and a discount rate equal to the assumed long-term cost of capital. Cash flows may be adjusted to exclude certain non-recurring or unusual items. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time.

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

Restricted Investments and Deferred Compensation

        The Company has a non-qualified deferred savings plan which covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's restricted investments and corresponding deferred compensation liability under the plan were $874 and $740 at August 31, 2012 and 2011, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders' equity.

Split-Dollar Life Insurance Arrangements

        The net liability related to these postretirement benefits was calculated as the difference between the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured's death. The Company prepared its calculation by using mortality assumptions which were based on the 2008 Combined Static Mortality Table, and an appropriate discount rate. The Company's net liability related to these postretirement obligations was $48 and $73 at August 31, 2012 and 2011, respectively.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. This is typically at the time of shipment, or upon receipt by the customer. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

assessments of expected returns, and the likelihood of nonpayment due to insolvent customers. The Company analyzes various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

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

        In addition, the Company offers certain sales incentives based on sales levels.

Research and Product Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $2,958, $2,452 and $1,748 for the years ended August 31, 2012, 2011 and 2010, respectively.

Pension Plan

        The Company accounts for its pension plans following the requirements of ASC Topic 715, "Compensation—Retirement Benefits" ("ASC 715"). ASC 715 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance.

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

        Stock-based compensation expense recognized in fiscal years 2012, 2011 and 2010 was $2,041, $1,682 and $2,220 respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2012 and 2011. There were no options granted during the fiscal year ended August 31, 2010.

	2012	2011
Expected Dividend yield	2.3%	2.0%
Expected life	6.0 years	6.0 years
Expected volatility	30.0%	30.0%
Risk-free interest rate	2.2%	2.5%

        Expected volatility is determined by looking at a combination of historical volatility over the past seven years as well as implied volatility going forward.

Translation of Foreign Currency

        The financial position and results of operations of the Company's HumiSeal Europe Ltd and Chase Protective Coatings Ltd businesses are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company's HumiSeal Europe SARL business in France are measured using euros as the functional currency. Revenues and expenses of these divisions have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rates. Translation gains and losses are being recorded as a separate component of shareholders' equity. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the consolidated statements of operations.

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

Net Income Per Share

        The Company has unvested share-based payments awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, "Earnings Per Share" ("ASC 260"). The Company allocates earnings to participating securities and computes earnings per share using the two class method. See Note 18 for more information on the additional disclosures required for the Company's adoption of ASC 260.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, unrealized gains and losses on marketable securities and adjustments related to the change in the funded status of the pension plans.

Non-controlling Interest

        A legal entity is subject to the consolidation rules of ASC Topic 810, "Consolidations" ("ASC 810") if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support or the equity investors lack certain specified characteristics of a controlling financial

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

interest. Based on the criteria in ASC 810, the Company determined that its joint venture agreement qualifies as a Variable Interest Entity ("VIE"). The purpose of the joint venture is to combine the elements of NEPTCO's and the joint venture partner's (an otherwise unrelated party) fiber optic strength businesses. Under ASC 810, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest. The reporting entity shall be deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The reporting entity that consolidates a VIE is called the "primary beneficiary" of that VIE. The Company determined that it is the primary beneficiary of the VIE primarily due to Chase directing the activities that most significantly impact the VIE's economic performance, which is the actual management and operating of the joint venture and having the obligation to absorb losses and the right to receive benefits from the VIE that could potentially be significant to the VIE through our equity investment in the VIE. As a result, the Company has consolidated the VIE in its Consolidated Financial Statements.

Segments

        The Segment Reporting topic of the FASB codification establishes standards for reporting information about operating segments. The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for this segmentation is distinguished by the nature of the products and how they are delivered to their respective markets. The Industrial Materials segment reflects specified products that are used in or integrated into another company's product with demand dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites and laminates for the aerospace, packaging and industrial laminate markets. Effective with its acquisition in June 2012, the full listing of NEPTCO products and services will be included in the Industrial Materials segment. The Construction Materials segment reflects its construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Recently Issued Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("ASU 2011-04"). This clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have an impact on the Company's consolidated financial position, results of operations or cash flows as it only required additional footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The items that must be reported in other comprehensive income were not changed. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," ("ASU 2011-12") which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company adopted ASU 2011-05 with retrospective application as required, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and has included in these consolidated financial statements separate statements of comprehensive income. The adoption of ASU 2011-05 did not have an impact on the Company's consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment," ("ASU 2011-08") which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2—Inventories

        Inventories consist of the following as of August 31, 2012 and 2011:

	2012	2011
Raw materials	$12,388	$10,206
Work in process	7,384	3,568
Finished goods	12,551	7,067

Total Inventories	$32,323	$20,841

Note 3—Property, Plant and Equipment

        Property, plant and equipment consist of the following as of August 31, 2012 and 2011:

	2012	2011
Property, Plant and Equipment
Land and improvements	$5,734	$4,347
Buildings	20,373	14,763
Machinery and equipment	43,738	30,803
Leasehold improvements	2,160	2,651
Construction in progress	5,811	4,473

	77,816	57,037
Accumulated depreciation	(28,537)	(27,439)

Property, plant and equipment, net	$49,279	$29,598

        The majority of construction in progress relates to the following on-going projects: (1) continued renovations of our facility in Blawnox, PA as we continue with the move of a portion of our Randolph, MA operations to this facility by December 2012; and (2) machinery and equipment upgrades and enhancements at the NEPTCO manufacturing facilities in order to improve operational efficiency.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        In June 2009, the Company entered into a sale leaseback transaction pursuant to the sale of its real property (land and building) located in Evanston, IL. As part of this transaction, the Company agreed to provide financing to the purchaser, whereby the interest due on the financing was equal to the rental payments over the life of the lease. The Company had been accounting for this sale leaseback transaction under the deposit method due to its continued involvement in the form of providing this permanent financing to the buyer. The Company provided this recourse financing to the buyer whereby the only recourse it had was to take back control and ownership of the leased asset. Under the deposit method, the Company continued to report the property on its balance sheet and recorded depreciation expense as a period cost in its statement of operations.

        Deposits received in the form of cash from the buyer, totaling $425, were being reported as a deposit on the contract and were previously included on the 2011 fiscal year-end balance sheet in other non-current liabilities. The remainder of the $4,250 sales price ($3,825) was due at various dates over the term of the 49 month lease, of which $3,400 was due at the end of the lease term in July 2013. In the quarter ending November 30, 2011, the purchaser notified the Company that it would be unable to make any additional payments under the terms of the purchase agreement and seller financing arrangement. As a result, the Company took back control and ownership of the leased asset and recognized the $425 in deposit payments as income in the quarter ended November 30, 2011 (fiscal 2012).

Note 4—Goodwill and Intangible Assets

        The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2010	$10,648	$6,789	$17,437
Acquisition of Paper Tyger—additional earnout	—	57	57
Acquisition of Metronelec assets—additional earnout	—	215	215
FX translation adjustment	13	338	351

Balance at August 31, 2011	$10,661	$7,399	$18,060
Acquisition of NEPTCO, Inc.	—	20,676	20,676
Acquisition of Capital Services—additional earnout	87	—	87
Acquisition of Paper Tyger—additional earnout	—	68	68
Acquisition of Metronelec assets—additional earnout	—	203	203
FX translation adjustment	(8)	(293)	(301)

Balance at August 31, 2012	$10,740	$28,053	$38,793

        The Company's goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company identified several reporting units within each of its two operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management's best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows.

        The Company performs impairment reviews annually each fourth quarter (as of its fiscal year end, August 31st) and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. For fiscal 2012, the Company's review indicated no impairment of goodwill.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        As of August 31, 2012, the Company had a total goodwill balance of $38,793 related to its acquisitions, of which $1,684 remains deductible for income taxes.

        Intangible assets subject to amortization consist of the following as of August 31, 2012 and 2011:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2012
Patents and agreements	12.1 years	$2,849	$2,177	$672
Formulas	9.1 years	5,791	1,683	4,108
Trade names	5.7 years	6,360	1,022	5,338
Customer lists and relationships	10.2 years	34,210	7,965	26,245

		$49,210	$12,847	$36,363

August 31, 2011
Patents and agreements	12.7 years	$2,243	$2,175	$68
Formulas	9.7 years	3,589	1,318	2,271
Trade names	4.7 years	1,413	693	720
Customer lists and relationships	10.4 years	19,314	6,188	13,126

		$26,559	$10,374	$16,185

        Aggregate amortization expense related to intangible assets for the years ended August 31, 2012, 2011 and 2010 was $2,716, $2,309 and $3,039, respectively. As of August 31, 2012 estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2013	$4,977
2014	4,910
2015	4,712
2016	4,650
2017	4,213

$23,462

Note 5—Cash Surrender Value of Life Insurance

        Life insurance is provided under split dollar life insurance agreements whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.

        The Company recognized cash surrender value of life insurance policies, net of loans of $5 at August 31, 2012 and 2011, secured by the policies, with the following carriers as of August 31, 2012 and 2011:

	2012	2011
John Hancock	$4,343	$4,182
Manufacturers' Life Insurance Company	954	890
Metropolitan Life Insurance	1,768	1,763
Other life insurance carriers	80	80

	$7,145	$6,915

        Subject to periodic review, the Company intends to maintain these policies through the lives or retirement of the insureds.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 6—Long-Term Debt and Notes Payable

        Long-term debt consists of the following at August 31, 2012 and 2011:

	2012	2011

Term note payable to bank in 19 quarterly installments beginning in September 2012. The principal amount of the quarterly installments is $1,400 through June 2014, increasing to $1,750 per quarter thereafter through June 2015, and to $2,100 per quarter thereafter through March 2017. Interest is payable monthly at LIBOR rate plus 175 to 225 basis points, based upon the Company's consolidated leverage ratios (effective interest rate of 2.25% at August 31, 2012). Quarterly principal payments will continue through March 2017, and Chase will repay the remaining principal balance plus any interest due on the term note maturity date of June 27, 2017.

	$70,000	$—
Term note payable to bank in 36 monthly payments of $167 through August 31, 2012 with interest payable monthly at LIBOR rate plus 175 basis points. In November 2011, the Company executed an amendment to this Term note, extending the maturity date from August 31, 2012 to August 31, 2014. The Term Note was retired in June 2012.	—	6,000
Promissory notes payable to five CIM shareholders in 3 consecutive annual installments of $1,000 each, with the initial payment due on September 4, 2010. Interest on the unpaid principal balance of the promissory notes accrues at a rate per annum equal to the applicable Federal rate, to be paid annually with each principal payment. Balance paid off in August 2012.	—	2,000
Term note payable to bank in 36 monthly payments of $117 through December 15, 2012 with interest payable monthly at LIBOR rate plus 190 basis points. In February 2012, the Company executed an amendment to this Term Loan, extending the maturity from December 15, 2012 to December 15, 2014. The Term Loan was retired in June 2012.	—	4,667

	70,000	12,667
Less portion payable within one year classified as current	(5,600)	(4,400)

Long-term debt, less current portion	$64,400	$8,267

        As part of the financing for the NEPTCO acquisition, the Company retired all of its pre-existing debt with Bank of America and RBS Citizens. Additionally, the Company obtained a new revolving line of credit totaling $15,000 which replaced the previously existing $10,000 line. The revolving line of credit bears interest at London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending on the consolidated leverage ratio of Chase Corporation, or, at our option, at the bank's base lending rate. As of August 31, 2012 and October 31, 2012, the entire amount of $15,000 was available for use. The revolving line of credit is scheduled to mature in June 2017. This revolving line of credit allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2013 and future periods.

        The credit facility contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness. It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of August 31, 2012.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 7—Income Taxes

        Domestic and foreign pre-tax income for the years ended August 31, 2012, 2011 and 2010:

	Year Ended August 31,
	2012	2011	2010
United States	$12,767	$14,419	$13,433
Foreign	1,229	1,754	3,023

	$13,996	$16,173	$16,456

        The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The provision (benefit) for income taxes on continuing operations for the years ended August 31, 2012, 2011 and 2010:

	Year Ended August 31,
	2012	2011	2010
Current:
Federal	$5,073	$4,536	$6,033
State	392	210	823
Foreign	287	1,039	953

Total current income tax provision	5,752	5,785	7,809

Deferred:
Federal	(860)	(47)	(1,692)
State	(150)	2	(238)
Foreign	(10)	(498)	(149)

Total deferred income tax provision (benefit)	(1,020)	(543)	(2,079)

Total income tax provision	$4,732	$5,242	$5,730

        The Company's combined federal, state and foreign effective tax rates on income from continuing operations for fiscal 2012, 2011 and 2010, net of offsets generated by federal, state and foreign tax benefits, were approximately 33.8%, 32.4% and 34.8%, respectively. The following is a reconciliation of the effective income tax rate on continuing operations with the U.S. federal statutory income tax rate for the years ended August 31, 2012, 2011 and 2010:

	Year Ended August 31,
	2012	2011	2010
Federal statutory rates	35.0%	35.0%	35.0%

Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	1.1%	1.1%	2.2%
Domestic production deduction	(3.5)%	(3.0)%	(1.6)%
Foreign tax rate differential	(0.6)%	(0.7)%	(1.2)%
Adjustment to tax reserve	(1.3)%	—	0.9%
Transaction costs not deductible	2.6%	—	—
Research credit generated	(0.8)%	(0.7)%	(0.1)%
Other	1.3%	0.7%	(0.4)%

Effective income tax rate	33.8%	32.4%	34.8%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effect of temporary differences on the Company's income tax provision on income from continuing operations:

	Year Ended August 31,
	2012	2011	2010
Current income tax provision	$5,752	$5,785	$7,809

Deferred provision (benefit):
Allowance for doubtful accounts	(39)	9	27
Inventories	(640)	(248)	(20)
Pension expense	446	210	(66)
Deferred compensation	(70)	(15)	(4)
Loan finance costs	(116)	—	—
Accruals	(177)	(56)	103
Warranty reserve	(56)	(6)	18
Depreciation and amortization	(701)	66	(1,930)
Restricted stock grant	(74)	(391)	(83)
Unrepatriated earnings	(133)	1,137	1,070
Foreign taxes net of unrepatriated earnings	497	(1,086)	(1,045)
Foreign amortization	(134)	(112)	(149)
Other accrued expenses	177	(51)	—

Total deferred income tax benefit	(1,020)	(543)	(2,079)

Total income tax provision	$4,732	$5,242	$5,730

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2012	2011
Current:
Deferred tax assets:
Allowance for doubtful accounts	$314	$94
Inventories	1,032	435
Accruals	1,436	43
Warranty reserve	82	25

Current deferred tax assets	2,864	597

Deferred tax liabilities:
Prepaid liabilities	(9)	(38)

Current deferred tax liabilities	(9)	(38)

Current deferred tax assets, net	2,855	559

Noncurrent:
Deferred tax assets:
Pension accrual	2,138	2,327
Deferred compensation	724	654
Loan finance costs	116	—
Unrealized gain/loss on restricted investments	(4)	16
Restricted stock grants	1,029	962
Non qualified stock options	16	16
Foreign tax credits	4,901	5,399
Foreign other	39	208

Noncurrent deferred tax assets	8,959	9,582

Deferred tax liabilities:
Unrepatriated earnings	(4,901)	(5,173)
Foreign intangibles	18	(157)
Depreciation and amortization	(16,674)	(3,920)

Noncurrent deferred tax liabilities	(21,557)	(9,250)

Noncurrent deferred tax assets (liabilities), net	(12,598)	332

Net deferred tax assets (liabilities)	$(9,743)	$891

        A summary of the Company's adjustments to its uncertain tax positions in fiscal years ended August 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Balance, at beginning of the year	$893	$887	$747
Increase for tax positions related to the current year	19	50	100
Increase / (decrease) for tax positions related to prior years	(176)	(44)	40
Increase for amounts recorded in purchase accounting	465	—	—
Decreases for settlements with applicable taxing authorities	(21)	—	—
Decreases for lapses of statute of limitations	—	—	—

Balance, at end of year	$1,180	$893	$887

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The unrecognized tax benefits mentioned above include an aggregate of $419 of accrued interest and penalty balances related to uncertain tax positions. This amount includes $106 recorded in purchase accounting. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. A decrease in accrued interest and penalty charges of approximately $37 was recorded as a tax benefit during the current fiscal year. The Company anticipates that its reserve for uncertain tax positions may be reduced over the next twelve month period, to the extent it settles any potential disputed items with the appropriate taxing authorities or as the statute of limitations expires for certain items. The Company estimates that $365 will be reduced over the next 12 months due to the expiration of the statute of limitations. However, an estimated range of the impact on the unrecognized tax benefits from the settlement of tax examinations cannot be quantified at this time.

        The Company is subject to U.S. federal income tax as well as to income tax of multiple state and foreign tax jurisdictions. The statute of limitations for all material U.S. federal, state, and local tax filings remains open for fiscal years subsequent to 2008. In addition, the statute of limitations with regard to certain federal tax returns of the entities acquired in the NEPTCO acquisition remains open for 2004 and 2005. For foreign jurisdictions, the statute of limitations remains open in the UK for fiscal years subsequent to 2008 and in France for fiscal years subsequent to 2011.

Note 8—Capital and Operating Leases

        The Company is obligated under various capital and operating leases, primarily for real property and equipment. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), and the present value of future minimum capital lease payments as of August 31, 2012, are as follows:

Year ending August 31,	Future Capital Lease Payments	Future Operating Lease Payments
2013	$40	$827
2014	16	807
2015	16	706
2016	7	675
2017	—	663
2018 and thereafter	—	4,406

Total future minimum lease payments	$79	$8,084

Less: interest (at rates ranging from 4% to 8%)	(6)

	$73
Less: current portion	(36)

	$37

        Total rental expense for all operating leases amounted to $1,178, $1,103 and $950 for the years ended August 31, 2012, 2011 and 2010, respectively.

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

        NEPTCO has two 401(k) savings plans, one for union employees and one for non-union employees. Under these plans, substantially all employees of NEPTCO are eligible to participate by making before-tax contributions to

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

these plans. Participants may elect to defer between 1% and 10% of their annual compensation. The Company may contribute $0.75 for each $1.00 of participant deferrals up to 3% of the non-union participant's compensation. The Company may match union employee contributions by $0.50 for each $1.00 of participant deferrals up to 3% of the participant's compensation.

        The Company's contribution expense for all 401(k) plans was $294, $297 and $330 for the years ended August 31, 2012, 2011 and 2010, respectively.

Non-Qualified Deferred Savings Plan

        The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $874 and $740 at August 31, 2012 and 2011, respectively.

Pension Plans

        The Company has non-contributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan ("Qualified Plan") and an unfunded supplemental plan ("Supplemental Plan") designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The Qualified Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2012.

        Effective December 1, 2008, a soft freeze in the Qualified Plan was adopted whereby no new employees hired will be admitted to the Qualified Plan, with the exception of the International Association of Machinists and Aerospace Workers Union whose contract was amended recently to include a soft freeze whereby any employees hired after the effective date of July 15, 2012 will not be admitted to the plan. All eligible participants who were previously admitted to the plan prior to the December 1, 2008 and July 15, 2012 soft freeze dates, respectively, will continue to accrue benefits as detailed in the plan agreements.

        NEPTCO has a defined benefit pension plan ("NEPTCO Pension Plan") covering substantially all of its union employees at its Pawtucket facility. This plan was frozen effective October 31, 2006, and as a result, no new participants can enter the plan and the benefits of current participants were frozen as of that date. The benefits are based on years of service and the employee's average compensation during the earlier of five years before retirement, or October 31, 2006. The NEPTCO Pension Plan assets consist of separate pooled investment accounts with a trust company. Effective with the acquisition, the measurement date for the NEPTCO Pension Plan is August 31, 2012.

        The following tables reflect the status of the Company's pension plans for the years ended August 31, 2012, 2011 and 2010:

	Year Ended August 31,
	2012	2011	2010
Change in benefit obligation
Projected benefit obligation at beginning of year	$13,953	$12,044	$11,185
Projected benefit obligation for Neptco pension plan	1,806	—	—
Service cost	482	526	494
Interest cost	532	430	490
Amendments	—	—	—
Actuarial (gain) loss	1,908	1,013	549
Settlements	(1,316)	—	—
Benefits paid	(43)	(60)	(674)

Projected benefit obligation at end of year	$17,322	$13,953	$12,044

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

	Year Ended August 31,
	2012	2011	2010
Change in plan assets
Fair value of plan assets at beginning of year	$7,235	$6,022	$5,495
Fair value of Neptco pension plan assets	884	—	—
Actual return on plan assets	752	519	451
Employer contribution	1,893	754	750
Settlements	(1,316)	—	—
Benefits paid	(43)	(60)	(674)

Fair value of plan assets at end of year	$9,405	$7,235	$6,022

Funded status at end of year	$(7,917)	$(6,718)	$(6,022)
Amounts recognized in consolidated balance sheets
Non-current assets	$—	$—	$—
Current liabilities	(215)	(5)	—
Non-current liabilities	(7,702)	(6,713)	(6,022)

Net amount recognized in Consolidated Balance Sheets	$(7,917)	$(6,718)	$(6,022)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$14,735	$11,954	$10,355
Projected benefit obligations	$17,322	$13,953	$12,044
Plan assets at fair value	$9,405	$7,235	$6,022
Amounts recognized in accumulated other comprehensive Income
Prior service cost	$82	$156	$230
Net actuarial loss	6,029	5,164	4,469

Adjustment to pre-tax accumulated other comprehensive income	$6,111	$5,320	$4,699

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) or loss	$1,691	$934	$505
Amortization of loss	(276)	(239)	(212)
Prior service cost	—	—	—
Amortization of prior service cost	(74)	(74)	(86)
Effect of settlement on accumulated other comprehensive income	(550)	—	—

Total recognized in other comprehensive income	791	621	207
Net periodic pension cost	1,378	829	875

Total recognized in net periodic pension cost and other comprehensive income	$2,169	$1,450	$1,082

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$14	$74	$74
Net actuarial loss or (gain)	337	276	239

        Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Components of net periodic pension cost for the fiscal years ended August 31, 2012, 2011 and 2010 included the following:

	Year Ended August 31,
	2012	2011	2010
Components of net periodic benefit cost
Service cost	$482	$526	$494
Interest cost	532	430	490
Expected return on plan assets	(536)	(440)	(407)
Amortization of prior service cost	74	74	86
Amortization of accumulated (gain)/loss	276	239	212
Settlement (gain)/loss	550	—	—

Net periodic benefit cost	$1,378	$829	$875

        Weighted-average assumptions used to determine benefit obligations as of August 31, 2012 and 2011 are as follows:

	2012	2011	2010
Discount rate
Qualified plan	3.40%	4.73%	4.45%
Supplemental plan	3.14%	3.00%	2.51%
Neptco plan	3.77%	N/A	N/A
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%
Neptco plan	0.00%	N/A	N/A

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Discount rate
Qualified plan	4.73%	4.45%	5.29%
Supplemental plan	3.00%	2.51%	3.38%
Neptco plan	4.08%	N/A	N/A
Expected long-term return on plan assets
Qualified plan	8.00%	8.00%	8.00%
Supplemental plan	0.00%	0.00%	0.00%
Neptco plan	8.00%	N/A	N/A
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%
Neptco plan	0.00%	N/A	N/A

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company's primary pension obligation, of approximately $67 for the Qualified Plan and $12 for the Supplemental Plan. For the current fiscal year, the NEPTCO Pension Plan expense is insignificant so sensitivity disclosure is not presented. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company's targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $74 for the Qualified Plan. No rate of return is assumed for the Supplemental Plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

Qualified Plan Assets

        The investment policy for the Qualified Plan is based on ERISA standards for prudent investing. The fundamental goal underlying the investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. The primary investment objectives include providing a total return which will promote the goal of benefit security by attaining an appropriate ratio of plan assets to plan obligations, to provide for real asset growth while also tracking plan obligations, to diversify investments across and within asset classes, to reduce the impact of losses in single investments, and to follow investment practices that comply with applicable laws and regulations.

        The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to the plans' obligations. This includes investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.

        The Qualified Plan assets are invested in a diversified mix of United States equity and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company's expected return for the Qualified Plan is 8.0%. To determine the expected long-term rate of return on the assets for the Qualified Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

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

        The Qualified Plan has the following target allocation and weighted-average asset allocations as of August 31, 2012, 2011 and 2010:

		Percentage of Plan Assets as of August 31,
	Target Allocation Range
Asset Category		2012	2011	2010
Equity securities	40-70%	54%	53%	44%
Debt securities	20-50%	39%	42%	50%
Real estate	0-15%	5%	5%	5%
Other	0-10%	2%	0%	1%

Total	100%	100%	100%	100%

NEPTCO Pension Plan Assets

        The investment policy for the NEPTCO Pension Plan is based on ERISA standards for prudent investing. The fundamental goal underlying the investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plan as these obligations come due. The primary investment

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

objectives include maximization of return within reasonable and prudent levels of risk, provision of returns comparable to returns for similar investment options, provision of exposure to a wide range of investment opportunities in various asset classes and vehicles, control administrative and management costs, provision of appropriate diversification within investment vehicles, and govern investment manager's adherence to stated investment objectives and style.

        The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to the plans' obligations. This includes investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.

        The NEPTCO Pension Plan assets are invested in a diversified mix of fixed income, and both domestic and foreign equity investments. The ongoing monitoring of investments is a regular and disciplined process and confirms that the criteria remain satisfied. The process of monitoring investment performance relative to specified guidelines is consistently applied.

        The Company's expected return for the NEPTCO Pension Plan is 8.0%. To determine the expected long-term rate of return on the assets for the NEPTCO Pension Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

        The NEPTCO Pension Plan has the following target allocation and weighted-average asset allocations as of August 31, 2012:

Asset Category	Target Allocation Range	Percentage of Plan Assets as of August 31, 2012
Equity securities	20-65%	50%
Debt securities	35-80%	50%

Total	100%	100%

Fair Market Value of Pension Plan Assets

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

        The following table presents the Company's pension plan assets at August 31, 2012 and 2011 by asset category:

		Fair value measurements at August 31, 2012 using:				Fair value measurements at August 31, 2011 using:
	August 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	August 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Equity securities	$5,013	$4,567	$446	$—	$3,845	$3,845	$—	$—
Debt securities	3,745	3,037	708	—	3,029	2,812	217	—
Real estate	420	—	420	—	361	—	361	—
Other	227	—	227	—	—	—	—	—

Total	$9,405	$7,604	$1,801	$—	$7,235	$6,657	$578	$—

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

Estimated Future Benefit Payments

        The following pension benefit payments (which include expected future service) are assumed to be paid in each of the following fiscal years based on the participants normal retirement age:

Year ending August 31,	Pension Benefits
2013	$8,137
2014	406
2015	294
2016	297
2017	282
2018-2022	$2,714

        The Company contributed $1,893, $754 and $750 to fund its obligations under the pension plans for the years ended August 31, 2012, 2011 and 2010, respectively. The Company plans to make the necessary contributions during fiscal 2013 to ensure their pension plans continue to be adequately funded given the current market conditions.

Note 10—Stockholders' Equity

2005 Incentive Plan

        In November 2005, the Company adopted and the stockholders subsequently approved the 2005 Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors that are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2005 Plan is 1,000,000. Additional shares may become available in connection with share splits, share dividends or similar transactions.

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

        Under the terms of the Senior Management Stock Plan, equity awards may be granted in the form of incentive stock options, non-qualified stock options and restricted stock. Options granted under the Non-Employee Director Stock Option Plan were issued as non-qualified stock options. Options granted under the 2001 Plans generally vest over a period ranging from three to five years and expire after ten years.

        The Company is no longer granting equity awards under the 2001 Plans.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Restricted Stock

Employees and Executive Management

        In May 2007, pursuant to authorization by the Board of Directors, the Company's Chief Executive Officer granted a total of 17,600 restricted stock units ("RSUs") to approximately 40 non-executive officer employees of the Company for service for the period May 2007 through May 2010. RSUs totaling 14,200 vested on May 15, 2010 and were issued in the form of common stock. The remaining 3,400 RSUs were forfeited in accordance with the RSU agreements Compensation expense was recognized on a ratable basis over the vesting period.

        In August 2007, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 48,600 shares to key members of management with an issue date of September 1, 2007 and a vesting date of August 31, 2010. Based on the fiscal year 2008 financial results, 82,214 additional shares of restricted stock (total of 130,814 shares) were earned and granted subsequent to the end of fiscal year 2008 in accordance with the performance measurement criteria. This restricted stock vested and was issued in the form of common stock on August 31, 2010. Compensation expense was recognized on a ratable basis over the vesting period.

        In August 2008, the Board of Directors of the Company approved a plan for issuing a performance and service based restricted stock grant of 50,657 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2008 and a vesting date of August 31, 2011. Based on the fiscal year 2009 financial results, the aggregate size of the grant was reduced by 15,944 shares of restricted stock subsequent to the end of fiscal year 2009 in accordance with the performance measurement criteria. The adjusted restricted stock award of 34,713 shares was issued in the form of common stock on August 31, 2011 upon vesting. Compensation expense was recognized on a ratable basis over the vesting period.

        In August 2009, the Board of Directors of Chase Corporation approved a plan for issuing a performance and service based restricted stock grant of 76,874 shares in the aggregate, subject to adjustment, to key members of management with an issue date of September 1, 2009 and a vesting date of August 31, 2012. Based on the fiscal year 2010 financial results, 68,453 additional shares of restricted stock were earned and granted subsequent to the end of fiscal year 2010 in accordance with the performance measurement criteria. The adjusted restricted stock award of 145,327 shares was issued in the form of common stock on August 31, 2012 upon vesting. Compensation expense was recognized on a ratable basis over the vesting period.

        In December 2009, restricted stock in amounts of 2,377 and 8,421 shares related to the September 2008 and 2009 grants, respectively, were forfeited in conjunction with the retirement of an executive officer of the Company.

        In August 2010, the Board of Directors of the Company approved the fiscal year 2011 Long Term Incentive Plan ("LTIP") for the executive officers. The fiscal 2011 LTIP is an equity based plan with a grant date of September 1, 2010. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service based restricted stock grant of 32,835 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2013 and with compensation expense recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 16,417 shares in the aggregate, and a vesting date of August 31, 2013, and with compensation expense recognized on a ratable basis over the vesting period.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        In August 2011, the Board of Directors of the Company approved the fiscal year 2012 LTIP for the executive officers. The fiscal 2012 LTIP is an equity based plan with a grant date of September 1, 2011. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service based restricted stock grant of 33,798 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2014 and with compensation expense recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 16,899 shares in the aggregate, and a vesting date of August 31, 2014, and with compensation expense recognized on a ratable basis over the vesting period.

        Based on the fiscal year 2012 financial results, 33,798 additional shares of restricted stock (total of 67,596 shares) were earned and granted subsequent to the end of fiscal year 2012 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award.

        In August 2011, the Board of Directors of the Company approved a plan for issuing a time-based restricted stock grant of 5,037 shares in the aggregate to certain non-executive officer employees, with an issue date of September 1, 2011 and a vesting date of August 31, 2014. Compensation expense is being recognized on a ratable basis over the vesting period.

        In December 2011, restricted stock in the amount of 1,887 shares related to the April 2011 grant was forfeited in conjunction with the termination of employment of a non-executive officer of the Company.

        In March 2012, the Board of Directors of the Company approved a plan for issuing a time-based restricted stock grant of 1,368 shares to a non-executive officer employee, with an issue date of March 8, 2012 and a vesting date of August 31, 2012. Compensation expense was recognized on a ratable basis over the vesting period.

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

        Beginning in 2011, the annual retainer for non-employee members of the Board of Directors includes $25 per director, with additional amounts payable for committee chairperson responsibilities, each in the form of restricted stock valued in conjunction with the start of the new year of Board service which generally coincides with the Company's annual shareholder meeting. In addition, any portion of a director's cash retainer may be taken in the form of equity, at the director's election. In February 2011, non-employee members of the Board received a total grant of 11,031 shares of restricted stock for service for the period from January 31, 2011 through January 31, 2012. The shares of restricted stock vested at the conclusion of this service period. Compensation was recognized on a ratable basis over the twelve month vesting period.

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

        In August 2011, the Board of Directors of the Company approved the fiscal year 2012 LTIP for the executive officers. The fiscal 2012 LTIP is an equity based plan with a grant date of September 1, 2011 and included options to purchase 59,493 shares of common stock in the aggregate. Each of these options has an exercise price of $12.77 per share, and will vest in three equal annual allotments beginning on August 31, 2012 and ending on August 31, 2014. The options will expire on August 31, 2021. Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

        In August 2011, the Board of Directors of the Company authorized a grant of stock options with a grant date of September 1, 2011 to certain non-executive officer employees to purchase 20,883 shares of common stock in the aggregate with an exercise price of $12.77 per share. The options will vest in three equal annual allotments beginning on August 31, 2012 and ending on August 31, 2014. The options will expire on August 31, 2021. Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

        In March 2012, the Board of Directors of the Company authorized a grant of stock options to a non-executive officer employee to purchase 6,630 shares of common stock with an exercise price of $14.62 per share. The options will vest in three equal annual allotments beginning on March 8, 2013 and ending on March 8, 2015. The options will expire on March 8, 2022. Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

        The following table summarizes information about stock options outstanding as of August 31, 2012:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$11.15	150,000	7.0 years	$11.15	$768	112,500	$11.15	$576
$12.70	62,425	8.0 years	12.70	223	41,617	12.70	148
$12.77	80,376	9.0 years	13.70	281	26,792	12.77	94
$14.62	6,630	9.5 years	14.70	11	—	—	—
$16.53	258,451	5.9 years	16.53	—	2,817	16.53	—

	557,882	7.6 years	$14.23	$1,283	183,726	$11.82	$818

        Options are granted with an exercise price that is equal to the closing market value of the Company's common stock on the day preceding the grant date.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        A summary of the transactions of the Company's stock option plans for the years ended August 31, 2012, 2011 and 2010 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Options outstanding as of August 31, 2009	12,500	$5.25	506,000	$12.59
Granted	—	—	—	—
Exercised	(10,000)	5.25	(35,000)	5.48
Forfeited or cancelled	—	—	—	—

Options outstanding as of August 31, 2010	2,500	$5.25	471,000	$13.12

Granted	—	—	77,626	13.45
Exercised	(2,500)	5.25	(71,000)	5.25
Forfeited or cancelled	—	—	—	—

Options outstanding as of August 31, 2011	—	$—	477,626	$14.34

Granted	—	—	87,006	12.91
Exercised	—	—	—	—
Forfeited or cancelled	—	—	(6,750)	$16.53

Options outstanding at August 31, 2012	—	$—	557,882	$14.23

Options exercisable at August 31, 2012	—	$—	183,726	$11.82

        The weighted average grant date fair value of options granted in the years ended August 31, 2012 and 2011 was $3.12 and $3.59 per share, respectively. There were no options granted in the year ended August 31, 2010. All stock option plans have been approved by the Company's stockholders.

        There were no options exercised in the year ended August 31, 2012. The total pretax intrinsic value of stock options exercised was $844 and $275 for the years ended August 31, 2011 and 2010, respectively.

        Excluding the common stock currently reserved for issuance upon exercise of the 557,882 outstanding options, there are 161,600 shares of common stock available for future issuance under the Company's equity compensation plans.

        The tax benefit / (expense) realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was $209, ($37), and ($196) for the years ended August 31, 2012, 2011 and 2010, respectively.

        As of August 31, 2012, unrecognized expense related to all stock based compensation described above, is $1,536.

Note 11—Segment Data

        The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for this segmentation is distinguished by the nature of the products and how they are delivered to their respective markets. The Industrial Materials segment reflects specified products that are used in or integrated into another company's product with demand dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites and laminates for the aerospace, packaging and industrial laminate markets. Effective with its acquisition in June 2012, the full listing of NEPTCO products and services is included in the Industrial Materials segment. The Construction Materials segment reflects our construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes information about the Company's segments:

	Years Ended August 31,
	2012		2011		2010
Revenues from external customers
Industrial Materials	$95,988		$75,744		$64,645
Construction Materials	52,931		47,296		54,098

Total	$148,919		$123,040		$118,743

Income from continuing operations, before taxes
Industrial Materials	$17,203	(a)	$16,450	(c)	$16,328	(d)
Construction Materials	4,393		3,972		6,367	(e)

Total for reportable segments	21,596		20,422		22,695
Corporate and Common Costs	(7,600)	(b)	(4,249)		(6,239)

Total	$13,996		$16,173		$16,456

(a)
Includes $828 of expenses related to inventory step up in fair value related to the NEPTCO acquisition, and idle facility costs of $270 from our Paterson, NJ and Webster, MA facilities

(b)
Includes $3,206 in acquisition related expenses

(c)
Includes idle facility costs of $706 from our Paterson, NJ and Oxford, MA facilities

(d)
Includes idle facility costs of $392 from our Paterson, NJ and Oxford, MA facilities

(e)
Includes $434 in acquisition related expenses

	As of August 31,
	2012	2011
Total assets
Industrial Materials	$135,322	$49,306
Construction Materials	53,509	54,329

Total for reportable segments	188,831	103,635
Corporate and Common Assets	27,656	25,274

Total	$216,487	$128,909

        The increase in the Industrial Materials segment at August 31, 2012 over the prior year is primarily due to the inclusion of NEPTCO.

Note 12—Export Sales and Foreign Operations

        Export sales from continuing domestic operations to unaffiliated third parties were $21,204, $19,715 and $18,069 for the years ended August 31, 2012, 2011 and 2010, respectively. The growth in our export sales in fiscal 2012 was due to NEPTCO.

        The Company's products are sold world-wide. For the years ended August 31, 2012, 2011 and 2010, sales from its operations located in the United Kingdom accounted for 12%, 12% and 13%, respectively, of total Company revenues from continuing operations. No other foreign geographic area accounted for more than 10% of consolidated revenues for the years ended August 31, 2012, 2011 and 2010.

        As of August 31, 2012 and 2011, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

and leasehold improvements) of $4,488 and $2,796, respectively, located in the United Kingdom. These balances exclude goodwill and intangibles of $11,652 and $13,267, as of August 31, 2012 and 2011, respectively. No other foreign geographic area accounted for more than 10% of the Company's total assets as of August 31, 2012 and 2011.

Note 13—Supplemental Cash Flow Data

        Supplemental cash flow information for the years ended August 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Income taxes paid	$5,561	$7,465	$8,038

Interest paid	$352	$276	$314

Non-cash Investing and Financing Activities
Issuance of stock based compensation previously accrued for	$—	$—	$152
Common stock received for payment of stock option exercises	$—	$386	$—
Property, plant & equipment additions included in accounts payable	$117	$329	$66
Notes payable to CIM shareholders related to acquisition	$—	$—	$3,000
Accrual of additional proceeds on sale of business	$—	$—	$1,146
Acquisition of Neptco Inc
Current assets (excluding cash)	$24,948
Property and equipment	18,657
Goodwill	20,676
Intangible assets	23,165
Accounts payable and accrued liabilities	(10,841)
Long term liabilities	(736)
Deferred tax liabilities	(12,059)
Minority interest of joint venture partner	(1,593)

Cash provided through operating cash and increase in debt	$(62,217)

Sale of Electronic Manufacturing Services business
Current assets (excluding cash)			$(6,867)
Property and equipment			(857)
Goodwill			(5,999)
Accounts payable and accrued liabilities			193
Deferred tax liabilities			1,553
Gain on sale of business			(712)

Cash received from sale of business, net of transaction costs			$12,689

Acquisition of certain assets for ServiWrap product line
Property, plant & equipment			$460
Goodwill			258
Intangible assets			8,981

Cash provided through operating cash and increase in debt			$(9,699)

Acquisition of CIM Industries
Current assets (net of cash acquired)			$1,991
Property, plant & equipment			4,262
Goodwill			8,573
Intangible assets			8,100
Accounts payable and accrued liabilities			(439)
Deferred tax liabilities			(3,593)

Cash provided through operating cash and increase in debt			$(18,894)

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

        The total purchase price for this acquisition, net of cash received, was $18,894. The Company funded this acquisition partly through its available cash on hand and funded the balance through a loan in the amount of $10,000 from Bank of America and the $3,000 in notes payable to the five CIM shareholders. The effective date for this acquisition was September 1, 2009 and the results of this acquisition have been included in the Company's financial statements since then. The acquisition was accounted for as a business combination under ASC Topic 805, "Business Combinations." In accordance with this accounting standard, the Company expensed $130 of acquisition related costs.

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

        All assets, including goodwill, acquired as part of CIM are included in the Construction Materials segment. Identifiable intangible assets purchased with this transaction are as follows:

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

        The total purchase price for this acquisition was £5,983 ($9,699 at the time of acquisition) and the assets acquired by the Company included product lines, manufacturing equipment and certain intellectual property rights. The purchase was funded through a combination of cash on hand and a term loan in the amount of $7,000 from

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

RBS Citizens. The effective date for this acquisition was December 18, 2009 and the results of this acquisition have been included in the Company's financial statements since then. The acquisition was accounted for as a business combination under ASC Topic 805, "Business Combinations." In accordance with this accounting standard, the Company expensed $304 of acquisition related costs.

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

        All assets, including goodwill, acquired as part of the ServiWrap product line acquisition are included in the Construction Materials segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Backlog	$924	9 months
Formulas and technology	486	10 years
Trade names	876	5 years
Customer lists and relationships	6,695	12 years

Total intangible assets	$8,981

NEPTCO Incorporated

        On June 27, 2012, Chase acquired 100% of the capital stock of NEPTCO, a private company based in Pawtucket, RI, whose core products are sold primarily into the broadband communications and electronics packaging industries. NEPTCO operates three manufacturing facilities in the United States and one in China, as well as utilizing distribution facilities in Rotterdam, Netherlands and Mississauga, Ontario to assist in supply chain management. As part of this transaction, the Company also acquired NEPTCO's 50% ownership stake in a joint venture.

        The total purchase price for this acquisition, net of cash received, was $62,217, subject to the finalization of purchase accounting, which is nearly complete pending the final working capital true up and deferred tax positions. Any necessary adjustments are not expected to have a significant impact on the financial statements of the Company. The acquisition was funded through a five year term debt bank financing arrangement led and arranged by Bank of America, with participation from RBS Citizens. The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on the consolidated leverage ratio of Chase Corporation. As part of the financing for this acquisition, the Company retired all of its pre-existing debt with Bank of America and RBS Citizens. Additionally, the Company obtained a new revolving line of credit totaling $15,000 which replaced the previously existing $10,000 line, allowing for increased flexibility for working capital requirements going forward.

        The effective date for this acquisition was June 27, 2012 and the results of this acquisition have been included in the Company's financial statements since then. The acquisition was accounted for as a business combination

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

under ASC Topic 805, "Business Combinations." In accordance with this accounting standard, the Company expensed $3,206 of acquisition related costs during the year ended August 31, 2012.

        The purchase price has been allocated to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Current assets (net of cash acquired)	$24,948
Property, plant & equipment	18,657
Goodwill	20,676
Intangible assets	23,165
Accounts payable and accrued liabilities	(10,841)
Long term liabilities	(736)
Deferred tax liabilities	(12,059)
Minority interest of joint venture partner	(1,593)

Total purchase price	$62,217

        The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $20,676 that is largely attributable to the synergies and economies of scale from combining the operations and technologies of Chase and NEPTCO, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce, and marketing efforts. This goodwill is not deductible for income tax purposes.

        All assets, including goodwill, acquired as part of NEPTCO are included in the Industrial Materials segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Customer Relationships	$15,330	10 years
Trade names	4,988	6 years
Technology	2,267	8 years
Backlog	20	4 months
Prepaid patent costs	560	10 years (1)

Total intangible assets	$23,165

(1)
To be amortized once placed in service

Supplemental Pro Forma Data (unaudited)

        The following table presents the pro forma results of the Company for the three and twelve month periods ended August 31, 2012 and 2011, as though the NEPTCO acquisition described above occurred on September 1, 2010. The actual revenues and expenses for the NEPTCO acquisition are included in the Company's fiscal 2012 consolidated results beginning on June 27, 2012. Revenues and net loss attributable to Chase Corporation for NEPTCO since the acquisition date included in the consolidated statement of operations were $14,826 and $204, respectively. Adjustments have been made for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, acquisition related costs and the income tax impact of the

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

pro forma adjustments at the statutory rate of 38%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2010.

	Three Months Ended August 31,		Year Ended August 31,
	2012	2011	2012	2011
Revenues	$58,900	$57,239	$226,254	$216,050
Net income attributable to the Company	3,590	3,903	11,779	12,659
Net income attributable to the Company available to common shareholders, per common and common equivalent share
Basic	$0.40	$0.43	$1.30	$1.41
Diluted	$0.40	$0.43	$1.30	$1.40

        All acquisitions have been accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

Note 15—Joint Venture

        As part of the Company's purchase of NEPTCO, it also acquired NEPTCO's 50% ownership stake in its financially-controlled joint venture, NEPTCO JV LLC ("JV"). The JV was originally formed by NEPTCO and a joint venture partner, an otherwise unrelated party, (collectively, the "Members") in 2003, whereby each member's fiber optic strength elements businesses were combined. This venture, which is 50% owned by each member, is managed and operated on a day-to-day basis by NEPTCO. The joint venture operates in the Company's Granite Falls, NC facility.

        The Company accounts for the joint venture partner's non-controlling interest in the JV under ASC topic 810 "Consolidations." Given the Company's controlling financial interest, the JV's assets and liabilities as of August 31, 2012, and the results of operations beginning June 27, 2012, have been fully consolidated within the Company's consolidated balance sheet and the related consolidated statements of operations. An offsetting amount equal to 50% of net assets and net loss of the JV has also been recorded within the Company's consolidated financial statements to non-controlling interest, representing the joint venture partner's 50% ownership stake and pro rata share in net loss of the JV.

        The condensed balance sheet of the JV is as follows:

ASSETS	August 31, 2012
Cash & cash equivalents	$1,008
Accounts receivable, net	1,540
Inventories, net	2,394
Prepaid expenses and other assets	546
Property, plant and equipment, net	630
Intangible assets, net	328

Total assets	$6,446

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$1,650
Due to members	1,757

Total liabilities	3,407
Members' contributed capital	3,186
Accumulated deficit	(147)

Total members' equity	3,039

Total liabilities and members' equity	$6,446

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The fair value of the JV as of the acquisition date was $3,186, and this amount was allocated between the identifiable assets and liabilities of the JV, with an offsetting $1,593 amount recorded to non-controlling interest, representing the joint venture partner's 50% ownership stake. The JV was valued as part of the Company's purchase accounting of NEPTCO, which was accounted for as a business combination under ASC Topic 805, "Business Combinations." See Note 14 for additional information on the acquisition of NEPTCO.

        Effective on the date of the JV's inception, and for four years following the date on which the Members no longer own any membership interest in the JV, non-compete agreements exist. Each member retains the right to tender an offer to buy the other member's share. Once an offer is tendered, the tendered member has the option to either sell, or match the initial offer to purchase the other member's share.

        Per the JV agreement, the JV is barred from issuing third party debt, other than customary accounts payable, resulting from its normal trade operations. The liabilities of the JV are not guaranteed by any portion of NEPTCO or the Company.

        The JV agrees to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV agrees to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $411 from the date of acquisition by Chase to August 31, 2012. The JV had amounts due to the other joint venture partner of $618 at August 31, 2012.

Note 16—Discontinued Operations

        On June 30, 2010 the Company divested its contract manufacturing services business to MC Assembly in an all cash transaction, structured as a sale of substantially all of the assets of the Chase Electronic Manufacturing Services business. The purchase price of $13,000 was subject to certain post-closing adjustments, which resulted in additional gross proceeds of approximately $1,481 based on the final net working capital of the business. Total gross proceeds were offset by transaction costs of $646. The net proceeds from the sale are available for debt reduction and continued investment in the Company's core tapes and coatings businesses within both of its operating segments.

        The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations for all years presented. This business was historically reported by the Company as a separate operating segment called Electronic Manufacturing Services.

        The results of the Electronic Manufacturing Services business were as follows for the year ended August 31, 2010:

Year Ended August 31, 2010
Revenues	$18,352

Income before income taxes	$2,973
Income taxes	(1,183)

Net income from discontinued operations	$1,790

        The fiscal year 2010 results include a $429 after-tax gain on the sale of the Electronic Manufacturing Services business.

Note 17—Fair Value Measurements

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

        The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial liabilities measured at fair value and that its financial assets are currently all classified within Level 1 in the fair value hierarchy. The financial assets classified as Level 1 as of August 31, 2012 and 2011 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

        The following table sets forth the Company's financial assets that were accounted for at fair value on a recurring basis as of August 31, 2012 and 2011:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	August 31, 2012	$874	$874	$—	$—
Restricted investments	August 31, 2011	$740	$740	$—	$—

        The following table presents the fair values of the Company's long-term debt as of August 31, 2012 and 2011 which is recorded at its carrying amount:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	August 31, 2012	$70,000	$—	$70,000	$—
Long-term debt	August 31, 2011	$12,667	$—	$12,667	$—

        The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 18—Net Income Per Share

        The determination of earnings per share under the two-class method is as follows:

	Years Ended August 31,
	2012	2011	2010
Income from continuing operations, net of tax	$9,338	$10,931	$10,726
Less: Allocated to participating securities	295	279	299

Available to common shareholders	$9,043	$10,652	$10,427

Income from discontinued operations	—	—	$1,790
Less: Allocated to participating securities	—	—	50

Available to common shareholders	—	—	$1,740

Net income	$9,338	$10,931	$12,516
Less: Allocated to participating securities	295	279	349

Available to common shareholders	$9,043	$10,652	$12,167

Basic weighted averages shares outstanding	8,761,262	8,721,452	8,554,164
Additional dilutive common stock equivalents	25,488	42,356	70,106

Diluted weighted averages shares outstanding	8,786,750	8,763,808	8,624,270

Basic Earnings per Share
Income from continuing operations per share	$1.03	$1.22	$1.22
Income from discontinued operations per share	—	—	0.20

Net income per common and common equivalent share	$1.03	$1.22	$1.42

Diluted Earnings per Share
Income from continuing operations per share	$1.03	$1.22	$1.21
Income from discontinued operations per share	—	—	0.20

Net income per common and common equivalent share	$1.03	$1.22	$1.41

        For the years ended August 31, 2012, 2011 and 2010, stock options to purchase 265,081, 265,201 and 250,000 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

Note 19—Assets Held for Sale

        The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of these assets. If the Company decides to dispose of an asset and commits to a plan to actively market and sell the asset, it will be moved to assets held for sale. The Company analyzes market conditions each reporting period and records additional impairments due to declines in market values of like assets. The fair value of the asset is determined by observable inputs such as appraisals and prices of comparable assets in active markets for assets like the Company's. Gains are not recognized until the assets are sold. As a result of the completion of the move of the Webster, MA manufacturing facility to Oxford, MA, the Company had classified its Webster property (including land, building and improvements) as assets held for sale. In December 2011, the Company finalized the sale of its Webster property for net proceeds of $1,006. This transaction resulted in a gain of $15 which was recorded in the Company's fiscal quarter ending February 29, 2012. These long-lived assets had been reported by the Company within the Industrial Materials segment.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 20—Contingencies

        The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products. The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005. The trial had initially been scheduled to begin on April 30, 2007. However, that date had been postponed and no new trial date has been set. As of October 2012, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

        The Company was named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court. The plaintiff alleges that her husband suffered and died from malignant mesothelioma resulting from exposure to asbestos in his workplace. The plaintiff sued seven alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now owned by Chase Corporation). The other defendants have each either settled or had the complaint against them dismissed. Chase has filed an answer to the claim denying the material allegations in the complaint. The parties are currently engaged in discovery and motion practice.

        In addition to the matters described above, the Company is involved from time to time in litigation incidental to the conduct of its business. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cashflows, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company's operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

Note 21—Related Party Agreements

        As part of the Company's purchase of NEPTCO, it also acquired NEPTCO's 50% ownership stake in its financially-controlled joint venture, NEPTCO JV LLC ("JV"). The JV was originally formed by NEPTCO and a joint venture partner, Owens Corning, in 2003, whereby each member's fiber optic strength elements businesses were combined. This venture, which is 50% owned by each member, is managed and operated on a day-to-day basis by NEPTCO. The JV agrees to purchase a minimum of 80% of its total glass fiber requirements from Owens Corning. Additionally, the JV agrees to purchase private-label products exclusively from an affiliate of the joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $411 from the date of acquisition by Chase to August 31, 2012. The JV had amounts due to the other joint venture partner of $618 at August 31, 2012. Please see Note 15 to the Company's Consolidated Financial Statements for additional information on the JV.

        A voting agreement exists between Chase and the Edward L. Chase Revocable Trust (the "Trust") that expires in 2013. Edward L. Chase (deceased) was the father of Peter R. Chase (the Chairman and CEO of the Company) and the grandfather of Adam P. Chase (the President and COO of the Company). Pursuant to the voting agreement, the Trustees have agreed to vote for the nominees for director of the Company, as approved from time to time by the Company's Nominating and Governance Committee, through the annual meeting in January 2013. The voting agreement requires that a designated representative of the Trust be elected a director of the Company. The voting agreement which had an original book value of $200, has been capitalized as an intangible asset and is being amortized over its ten year useful life. As of August 31, 2012, this intangible asset has a net book value of $25.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 22—Selected Quarterly Financial Data (Unaudited)

        The following table presents unaudited operating results for each of the Company's quarters in the years ended August 31, 2012 and 2011:

	Fiscal Year 2012 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$31,654	$28,836	$34,378	$51,626	$146,494
Gross Profit on Sales	9,655	7,814	12,168	15,608	45,245
Net income attributable to Chase Corporation	$2,327	$1,197	$3,373	$2,441	$9,338
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.26	$0.13	$0.37	$0.27	$1.03
Diluted	$0.26	$0.13	$0.37	$0.27	$1.03

	Fiscal Year 2011 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$30,838	$25,652	$32,132	$32,296	$120,918
Gross Profit on Sales	10,777	8,211	10,902	10,711	40,601
Net income attributable to Chase Corporation	$2,925	$1,420	$2,966	$3,620	$10,931
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.33	$0.16	$0.33	$0.40	$1.22
Diluted	$0.33	$0.16	$0.33	$0.40	$1.22

Note 23—Valuation and Qualifying Accounts

        The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2012	$473	$459	$(115)	$817
August 31, 2011	$347	$327	$(201)	$473
August 31, 2010	$350	$206	$(209)	$347

        The charges to operations for the fiscal year ended August 31, 2012 includes $94 recorded as part of the NEPTCO purchase accounting.

        The following table sets forth activity in the Company's warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2012	$362	$157	$(270)	$249
August 31, 2011	$279	$288	$(205)	$362
August 31, 2010	$131	$250	$(102)	$279

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

        NEPTCO Incorporated was acquired by the Company in a business combination during the year ended August 31, 2012. Subsequent to the acquisition, the Company applied certain corporate-level controls to elements of the acquired company's internal controls over financial reporting. Management has excluded from its assessment of internal controls over financial reporting those elements that were not subject to those corporate-level internal controls, as permitted by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations. The excluded elements represent controls over accounts that are 39% and 10% of consolidated total assets and consolidated revenues from continuing operations, respectively, as of and for the fiscal year ended August 31, 2012. The Company will report on management's assessment of its combined operations in the Company's next annual report on internal controls over financial reporting.

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2012.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of August 31, 2012, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein, and likewise has excluded the NEPTCO acquisition.

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

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company's code of ethics applicable to senior management, procedures for shareholder nominations to the Company's Board of Directors, and the Company's Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2012. Information regarding the Company's executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company's Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2012.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2012.

        The following table summarizes the Company's equity compensation plans as of August 31, 2012. Further details on the Company's equity compensation plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company's equity compensation plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	389,136	$14.66	—
2005 Incentive Plan	168,746	12.77	161,600

Total	557,882	$14.09	161,600

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company's Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2012.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K, relating to fees paid to the Company's independent registered public accounting firm and pre-approval policies of the Company's Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2012.

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
10.7.1	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company's 2004 Form 10-K).*

Exhibit Number	Description
10.7.2	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company's 2004 Form 10-K).*
10.8.1	2005 Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed February 9, 2006).*
10.8.2
Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*
10.8.3
Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*
10.8.4
Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended February 29, 2008, filed on April 9, 2008).*
10.8.5
Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2007, filed on January 9, 2008).*
10.8.6	Form of stock option award issued under the Chase Corporation 2005 Incentive Plan (incorporated by reference from Exhibit 10.11.6 to the Company's 2009 Form 10-K).*
10.9.1
Life Insurance Reimbursement Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed January 14, 2005).*
10.9.2
Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K filed January 14, 2005).*
10.9.3	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K filed January 14, 2005).*
10.10
FY 2012 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.12.3 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed on November 12, 2011).*
10.11.1
Endorsement Split-Dollar Agreement among the Company, Edward L. Chase, and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, filed on November 27, 1998).
10.11.2
Amendment to Endorsement Split-Dollar Agreement between the Company and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2009, filed on April 9, 2009).
10.12
Asset Purchase Agreement dated December 18, 2009 between Chase Corporation and Grace Construction Products Limited (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, filed in April 9, 2010).
10.13
Asset Purchase Agreement, dated June 28, 2010, among RWA, Inc. (d/b/a Chase EMS), Chase Corporation and MC Assembly LLC. (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed on November 15, 2010).

Exhibit Number	Description
10.14	Agreement and Plan of Merger dated as of June 27, 2012 by and among NEPTCO Holdings, Inc., Chase Corporation and NEPTCO Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Company's current report on Form 8-K filed July 3, 2012).
10.15
Credit Agreement dated as of June 27, 2012 by and among Chase Corporation, NEPTCO Incorporated, Bank of America, N.A. and the Guarantors and Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed July 3, 2012).
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

*
Identifies management plan or compensatory plan or arrangement.

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

Chase Corporation
By:	/s/ PETER R. CHASE Peter R. Chase Chairman and Chief Executive Officer November 14, 2012
By:	/s/ KENNETH L. DUMAS Kenneth L. Dumas Chief Financial Officer and Treasurer November 14, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. CHASE Peter R. Chase	Chairman and Chief Executive Officer (Principal executive officer)	November 14, 2012
/s/ KENNETH L. DUMAS Kenneth L. Dumas	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	November 14, 2012
/s/ ADAM P. CHASE Adam P. Chase	Director, President & Chief Operating Officer	November 14, 2012
/s/ MARY CLAIRE CHASE Mary Claire Chase	Director	November 14, 2012
J. Brooks Fenno	Director	November 14, 2012
/s/ LEWIS P. GACK Lewis P. Gack	Director	November 14, 2012
/s/ GEORGE M. HUGHES George M. Hughes	Director	November 14, 2012
/s/ RONALD LEVY Ronald Levy	Director	November 14, 2012
/s/ THOMAS WROE, JR. Thomas Wroe, Jr.	Director	November 14, 2012