Form 10-Q
period 2012-11-30
CHASE CORP
filed 2013-01-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

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

The number of shares of Common Stock outstanding as of December 31, 2012 was 9,065,853.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2012

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2012	2012
ASSETS
Current Assets:
Cash & cash equivalents	$15,373	$15,180
Accounts receivable, less allowance for doubtful accounts of $668 and $817	30,974	31,621
Inventories	36,628	32,323
Prepaid expenses and other current assets	2,451	1,810
Deferred income taxes	2,821	2,855
Total current assets	88,247	83,789

Property, plant and equipment, net	48,522	49,279

Other Assets:
Goodwill	38,806	38,793
Intangible assets, less accumulated amortization of $14,162 and $12,847	35,350	36,363
Cash surrender value of life insurance	7,084	7,145
Restricted investments	921	874
Other assets	232	244
	$219,162	$216,487
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$15,333	$11,559
Accrued payroll and other compensation	2,460	5,219
Accrued expenses	5,312	6,005
Accrued income taxes	1,460	1,892
Dividends payable	3,626	—
Current portion of long-term debt	5,600	5,600
Total current liabilities	33,791	30,275

Long-term debt, less current portion	63,000	64,400
Deferred compensation	1,810	1,775
Accumulated pension obligation	7,507	7,702
Other liabilities	80	92
Deferred income taxes	12,597	12,598

Commitments and Contingencies (Note 10)

Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,065,677 shares at November 30, 2012 and 9,001,582 shares at August 31, 2012 issued and outstanding	907	900
Additional paid-in capital	12,521	12,109
Accumulated other comprehensive loss	(4,568)	(5,030)
Retained earnings	90,060	90,146
Chase Corporation stockholders’ equity	98,920	98,125
Non-controlling interest related to NEPTCO joint venture	1,457	1,520
Total equity	100,377	99,645
Total liabilities and equity	$219,162	$216,487

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2012	2011

Revenues
Sales	$52,976	$31,654
Royalties and commissions	424	476
	53,400	32,130
Costs and Expenses
Cost of products and services sold	37,271	21,999
Selling, general and administrative expenses	10,539	6,992

Operating income	5,590	3,139

Interest expense	(362)	(36)
Other income	69	477

Income before income taxes	5,297	3,580

Income taxes	1,820	1,253

Net income	$3,477	$2,327

Add: net loss attributable to non-controlling interest, net of tax of $34	63	—

Net income attributable to Chase Corporation	$3,540	$2,327

Net income available to common shareholders, per common and common equivalent share

Basic	$0.39	$0.26

Diluted	$0.39	$0.26

Weighted average shares outstanding
Basic	8,851,314	8,754,020
Diluted	8,927,970	8,761,058

Annual cash dividends declared per share	$0.40	$0.35

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

Dollars in thousands

	Three Months Ended November 30,
	2012	2011
Net income	$3,477	$2,327

Other comprehensive income:
Net unrealized loss on restricted investments, net of tax	—	(2)
Change in funded status of pension plans, net of tax	58	57
Foreign currency translation adjustment	404	(1,337)
Total other comprehensive income (loss)	462	(1,282)
Comprehensive income	3,939	1,045

Comprehensive loss attributable to non-controlling interest, net of tax	63	—

Comprehensive income attributable to Chase Corporation	$4,002	$1,045

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2012

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Chase
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Non-conrolling	Total
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2012	9,001,582	$900	$12,109	$(5,030)	$90,146	$98,125	$1,520	$99,645
Restricted stock grants, net of forfeitures	64,095	7	(7)			—		—
Amortization of restricted stock grants			309			309		309
Amortization of stock option grants			110			110		110
Cash dividend accrued, $0.40 per share					(3,626)	(3,626)		(3,626)
Change in funded status of pension plan, net of tax of $32				58		58		58
Foreign currency translation adjustment				404		404		404
Net income (loss)					3,540	3,540	(63)	3,477
Balance at November 30, 2012	9,065,677	$907	$12,521	$(4,568)	$90,060	$98,920	$1,457	$100,377

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Dollars in thousands

	Three Months Ended November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,477	$2,327
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	(4)	—
Depreciation	1,508	676
Amortization	1,217	571
Cost of sale of inventory step-up	564	—
Provision for allowance for doubtful accounts	(130)	(2)
Stock based compensation	419	498
Realized gain on restricted investments	(25)	(3)
Decrease (increase) in cash surrender value life insurance	82	(15)
Pension curtailment and settlement loss	(352)	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	839	769
Inventories	(4,818)	(965)
Prepaid expenses & other assets	(623)	(837)
Accounts payable	3,753	1,380
Accrued compensation and other expenses	(3,427)	(2,682)
Accrued income taxes	(399)	(472)
Deferred compensation	35	6
Net cash provided by operating activities	2,116	1,251

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(544)	(1,200)
Cost to acquire intangible assets	(101)	—
Contingent purchase price paid for acquisition	84	(87)
Net proceeds from sale of fixed assets	11	3
Net contributions from restricted investments	(22)	(19)
Payments for cash surrender value life insurance	(24)	(46)
Net cash used in investing activities	(596)	(1,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	—	4,315
Payments of principal on debt	(1,400)	(6,165)
Net cash used in financing activities	(1,400)	(1,850)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	120	(1,948)
Effect of foreign exchange rates on cash	73	(261)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	15,180	14,982

CASH & CASH EQUIVALENTS, END OF PERIOD	$15,373	$12,773

Non-cash Investing and Financing Activities
Property, plant & equipment additions included in accounts payable	$157	$369
Annual cash dividend declared	$3,626	$3,165
Gain on sale leaseback transaction	—	$425

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited consolidated financial statements, which included all information and notes necessary for such presentation for the three years ended August 31, 2012 in conjunction with its 2012 Annual Report on Form 10-K.

The results of operations for the interim period ended November 30, 2012 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2012, the results of operations, comprehensive income and cash flows for the interim periods ended November 30, 2012 and 2011, and changes in stockholders’ equity for the interim period ended November 30, 2012.

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

The Company has evaluated events and transactions subsequent to the balance sheet date.  Based on this evaluation, and other than the pension settlement loss as detailed in Note 11, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

Note 2 — Recent Accounting Policies

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU amends ASC 350, “Intangibles — Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2012
Raw materials	$14,853	$12,388
Work in process	8,557	7,384
Finished goods	13,218	12,551
Total Inventories	$36,628	$32,323

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended November 30,
	2012	2011

Basic Earnings per Share

Net income attributable to Chase Corporation	$3,540	$2,327
Less: Allocated to participating securities	77	74
Net income available to common shareholders	$3,463	$2,253

Basic weighted average shares outstanding	8,851,314	8,754,020
Net income per share - Basic	$0.39	$0.26

Diluted Earnings per Share

Net income attributable to Chase Corporation	$3,540	$2,327
Less: Allocated to participating securities	76	74
Net income available to common shareholders	$3,464	$2,253

Basic weighted average shares outstanding	8,851,314	8,754,020
Additional dilutive common stock equivalents	76,656	7,038
Diluted weighted average shares outstanding	8,927,970	8,761,058
Net income per share - Diluted	$0.39	$0.26

For the three months ended November 30, 2012 and 2011, stock options to purchase 0 and 408,002 shares of common stock, respectively, were outstanding, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

common stock and thus would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

Note 5 — Stock Based Compensation

In August 2011, the Board of Directors of the Company approved the fiscal year 2012 Long Term Incentive Plan (“2012 LTIP”) for the executive officers.  The fiscal 2012 LTIP is an equity based plan with a grant date of September 1, 2011 and contains a performance and service based restricted stock grant of 33,798 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2014.  Based on the fiscal year 2012 financial results, 33,798 additional shares of restricted stock (total of 67,596 shares) were earned and granted subsequent to the end of fiscal year 2012 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In October 2012, the Board of Directors of the Company approved the fiscal year 2013 Long Term Incentive Plan (“2013 LTIP”) for the executive officers and other members of management.  The 2013 LTIP is an equity based plan with a grant date of October 22, 2012 and contains the following equity components:

Restricted Shares — (a) performance and service based restricted stock grant of 11,861 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2015.  Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments; (b) time-based restricted stock grant of 16,505 and 1,931 shares in the aggregate, with vesting dates of August 31, 2015 and August 31, 2013, respectively.  Compensation expense is being recognized on a ratable basis over the vesting period.

Stock options — options to purchase 43,964 shares of common stock in the aggregate with an exercise price of $16.00 per share.  The options will vest in three equal annual allotments beginning on August 31, 2013 and ending on August 31, 2015. The options will expire on October 22, 2022.  Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

Note 6 — Segment Data and Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The basis for this segmentation is distinguished by the nature of the products and how they are delivered to their respective markets.  The Industrial Materials segment reflects specified products that are used in or integrated into another company’s product with demand dependent upon general economic conditions.  Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites and laminates for the aerospace, packaging and industrial laminate markets.  Effective with its acquisition in fiscal 2012, the full listing of NEPTCO products is included in the Industrial Materials segment.  The Construction Materials segment reflects construction project oriented product offerings that are primarily sold and used as “Chase” branded products.  Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2012		2011
Revenues from external customers
Industrial Materials	$39,850		$19,486
Construction Materials	13,550		12,644
Total	$53,400		$32,130

Income before income taxes
Industrial Materials	$5,530	(a)	$3,754	(c)
Construction Materials	1,430	(b)	525
Total for reportable segments	6,960		4,279
Corporate and Common Costs	(1,663)		(699	)(d)
Total	$5,297		$3,580

(a)         Includes $564 of costs of products sold related to inventory step up in fair value as part of the NEPTCO acquisition, $267 of pension related settlement costs due to the timing of lump sum distributions, and $150 of Randolph, MA plant closing expenses

(b)         Includes $85 of pension related settlement costs due to the timing of lump sum distributions

(c)          Includes $333 of Webster, MA and Randolph, MA plant closing expenses

(d)         Includes gain of $425 related to Evanston, IL sale leaseback transaction

The Company’s products are sold world-wide.  For the three months ended November 30, 2012 and 2011, sales from its operations located in the United Kingdom accounted for 8% and 16%, respectively, of total Company revenues. No other foreign geographic area accounted for more than 10% of consolidated revenues for the three months ended November 30, 2012 and 2011.

	November 30, 2012	August 31, 2012
Total assets
Industrial Materials	$138,410	$135,322
Construction Materials	52,554	53,509
Total for reportable segments	190,964	188,831
Corporate and Common Assets	28,198	27,656
Total	$219,162	$216,487

As of November 30, 2012 and August 31, 2012, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,515 and $4,488, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles of $11,520 and $11,652, as of November 30, 2012 and August 31, 2012, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2012	$10,740	$28,053	$38,793
Acquisition of NEPTCO, Inc. - working capital settlement	—	(84)	(84)
Foreign currency translation adjustment	3	94	97
Balance at November 30, 2012	$10,743	$28,063	$38,806

The Company’s goodwill is allocated by reporting unit driven by the respective business combinations that originally created the goodwill.  The Company has identified separate reporting units within each of its two reportable segments based on components that have similar economic characteristics.  These reporting units are used to evaluate the possible impairment of goodwill.  Goodwill impairment exists when the carrying amount of goodwill exceeds its implied fair value.  The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of November 30, 2012 and August 31, 2012:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
November 30, 2012
Patents and agreements	12.1 years	$2,954	$2,186	$768
Formulas	9.1 years	5,808	1,846	3,962
Trade names	5.7 years	6,373	1,290	5,083
Customer lists and relationships	10.2 years	34,377	8,840	25,537
		$49,512	$14,162	$35,350

August 31, 2012
Patents and agreements	12.1 years	$2,849	$2,177	$672
Formulas	9.1 years	5,791	1,683	4,108
Trade names	5.7 years	6,360	1,022	5,338
Customer lists and relationships	10.2 years	34,210	7,965	26,245
		$49,210	$12,847	$36,363

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2012 and 2011 was $1,217 and $571, respectively.  Estimated amortization expense for the remainder of fiscal year 2013 and for each of the five succeeding fiscal years is as follows:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Years ending August 31,
2013 (remaining 9 months)	$3,722
2014	4,920
2015	4,722
2016	4,660
2017	4,223
2018	3,992
$26,239

Note 8 — Acquisition of NEPTCO Incorporated

On June 27, 2012, Chase acquired 100% of the capital stock of NEPTCO Incorporated (“NEPTCO”), a private company based in Pawtucket, RI, whose core products are sold primarily into the broadband communications and electronics packaging industries.  NEPTCO operates three manufacturing facilities in the United States and one in China, as well as utilizing distribution facilities in Rotterdam, Netherlands and Mississauga, Ontario to assist in supply chain management.  As part of this transaction, the Company also acquired NEPTCO’s 50% ownership stake in a joint venture.

Supplemental Pro Forma Data (unaudited)

The following table presents the pro forma results of the Company for the three month period ended November 30, 2011, as though the NEPTCO acquisition occurred on September 1, 2011.  The actual revenues and expenses for this NEPTCO acquisition have been included in the consolidated statements of operations since June 27, 2012, the acquisition date, and have been included for the entire three month period ended November 30, 2012.  The pro forma results include adjustments for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, and the income tax impact of the pro forma adjustments at the statutory rate of 38%. The following pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective on September 1, 2011.

Three Months Ended
November 30, 2011
Revenues	$56,261
Net income attributable to Chase Corporation	$2,540

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.28
Diluted earnings per share	$0.28

Note 9 — Joint Venture

As part of the Company’s purchase of NEPTCO, it also acquired NEPTCO’s 50% ownership interest in its financially-controlled joint venture, NEPTCO JV LLC (“JV”). The JV was originally formed in 2003 by NEPTCO and a joint venture partner, an otherwise unrelated party (collectively, the “Members”), whereby each member’s fiber optic strength elements businesses were combined. This venture, which is 50% owned by each member, is managed and operated on a day-to-day basis by NEPTCO. The joint venture operates out of the Company’s Granite Falls, NC facility.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The Company accounts for the joint venture partner’s non-controlling interest in the JV under ASC Topic 810 “Consolidations” (“ASC 810”).  Based on the criteria in ASC 810, the Company determined that the JV qualifies as a Variable Interest Entity (“VIE”).  Because of the Company’s controlling financial interest, the JV’s assets and liabilities and results of operations have been fully consolidated within the Company’s consolidated balance sheets and consolidated statements of operations since June 27, 2012, the NEPTCO acquisition date.  An offsetting amount equal to 50% of net assets and net loss of the JV has been recorded within the Company’s consolidated financial statements to the non-controlling interest, representing the joint venture partner’s 50% ownership interest and pro rata share in the net loss of the JV.

At November 30, 2012 and August 31, 2012, the following amounts were consolidated in the Company’s balance sheets related to the JV:

	November 30,	August 31,
	2012	2012
Assets
Cash	$873	$1,008
Accounts receivable, net	1,445	1,540
Inventories, net	1,826	2,394
Prepaid expenses and other assets	252	219
Property, plant and equipment, net	641	630
Intangible assets, net	662	655
Total assets	$5,699	$6,446

Liabilities and net assets
Accounts payable and accrued expenses	$863	$1,650
Due to Members	1,921	1,757
Total liabilities	$2,784	$3,407

Net assets	$2,915	$3,039

Non-controlling interest	$1,457	$1,520

Effective on the date of the JV’s inception, and for four years following the date on which the Members no longer own any membership interest in the JV, non-compete agreements exist between the Members. Each Member retains the right to tender an offer to buy the other Member’s share. Once an offer is tendered, the tendered Member has the option to either sell, or match the initial offer to purchase the tendering Member’s share.

Per the JV agreement, the JV is barred from issuing third party debt, other than customary accounts payable, resulting from its normal trade operations. The liabilities of the JV are not guaranteed by any portion of NEPTCO or the Company.

The JV agrees to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV agrees to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $463 for the three month period ended November 30, 2012. The JV had amounts due to the other joint venture partner of $232 and $618 at November 30, 2012 and August 31, 2012, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 10 — Commitments and Contingencies

The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of November 30, 2012, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

The Company was named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court.  The plaintiff sued a number of alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now owned by Chase Corporation), alleging that her husband died from workplace exposure.  The other defendants have either settled or had the complaint against them dismissed.  Chase has filed an answer to the claim denying the material allegations in the complaint.  The parties are currently engaged in discovery and motion practice.

In addition to the matters described above, the Company is involved from time to time in litigation incidental to the conduct of its business.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cash flows, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2012 and 2011 are as follows:

	Three Months Ended November 30,
	2012	2011
Service cost	$103	$121
Interest cost	114	130
Expected return on plan assets	(149)	(131)
Amortization of prior service cost	6	18
Amortization of unrecognized loss	84	69
Curtailment loss	25	—
Settlement loss	327	—
Net periodic benefit cost	$510	$207

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2012, the Company has made contributions of $600 in the

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

current fiscal year to fund its obligations under its pension plan and will make the necessary contributions over the remainder of fiscal 2013 to ensure the qualified plan continues to be adequately funded given the current market conditions.

In December 2012, subsequent to the balance sheet date, the Company incurred additional expense, in the quarter ending February 28, 2013, related to pension settlements of approximately $650 due to lump sum distributions from the defined benefit pension plan. The timing of these lump sum distributions has caused an acceleration of expense into the current year.

Note 12 — Fair Value Measurements

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

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 as of November 30, 2012 and August 31, 2012 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2012 and August 31, 2012:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	November 30, 2012	$921	$921	$—	$—

Restricted investments	August 31, 2012	$874	$874	$—	$—

The following table presents the fair value of the Company’s long-term debt as of November 30, 2012 and August 31, 2012, which is recorded at its carrying value:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	November 30, 2012	$68,600	$—	$68,600	$—

Long-term debt	August 31, 2012	$70,000	$—	$70,000	$—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended August 31, 2012.

Overview

Our results in the first three months of fiscal 2013 reflect both revenue and profit increases over the prior year period.  Revenues in the current quarter benefited from sales generated from our June 2012 acquisition of NEPTCO.  Additionally, favorable product mix and continued efforts to streamline overhead costs and consolidate our production facilities have improved our profitability.  Revenues from the Industrial Materials segment increased over the same period in the prior year primarily due to the inclusion of sales from NEPTCO as well as increased sales from our electronic coatings and laminated durable paper products.  These were partially offset by a reduction in our traditional wire and cable product sales in the current quarter as compared to those realized in the first quarter of the prior year.

Our Construction Materials segment benefited from increased demand for our coating and lining system products that resulted in higher sales and profits in the current quarter compared to the prior year period.  This segment also benefitted from greater demand for our bridge and highway related construction products in the first quarter of fiscal 2013.  These increases were partially offset by decreased project demand for our Pipeline Europe and private label products.  Although this segment was positively impacted by some large, non-recurring projects in the first quarter, we observed decreased demand towards the end of the quarter and similar large projects may not occur in the upcoming quarters.

The upcoming second fiscal quarter has historically generated lower quarterly revenues for many of our product lines, especially within the Construction Materials segment.  Our key objectives will be continued focus on our marketing and product development efforts, as well as the ongoing integration of the NEPTCO operations.  Our balance sheet remains strong, with cash on hand of $15.4 million and a current ratio of 2.6.  Our $15 million line of credit is fully available, while the balance of our unsecured term debt is $68.6 million.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire and Cable • Electronic Coatings • Custom Products • NEPTCO Products

Protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, flexible composites and laminates for the aerospace, packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and cover tapes essential to delivering semiconductor components via tape and reel packaging; a joint venture also produces glass based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (Dollars in Thousands):

	Three Months Ended November 30, 2012		% of Total Revenues	Three Months Ended November 30, 2011		% of Total Revenues

Revenues from external customers
Industrial Materials	$39,850		75%	$19,486		61%
Construction Materials	13,550		25%	12,644		39%
Total	$53,400			$32,130

	Three Months Ended November 30, 2012		% of Segment Revenues	Three Months Ended November 30, 2011		% of Segment Revenues
Income before income taxes
Industrial Materials	$5,530	(a)	14%	$3,754	(c)	19%
Construction Materials	1,430	(b)	11%	525		4%
Total for reportable segments	6,960		13%	4,279		13%
Corporate and Common Costs	(1,663)			(699	)(d)
Total	$5,297		10%	$3,580		11%

(a)         Includes $564 of costs of products sold related to inventory step up in fair value as part of the NEPTCO acquisition, $267 of pension related settlement costs due to the timing of lump sum distributions, and $150 of Randolph, MA plant closing expenses

(b)         Includes $85 of pension related settlement costs due to the timing of lump sum distributions

(c)          Includes $333 of Webster, MA and Randolph, MA plant closing expenses

(d)         Includes gain of $425 on Evanston sale leaseback transaction

Total Revenues

Total revenues increased $21,270,000 or 66% to $53,400,000 for the quarter ended November 30, 2012 compared to $32,130,000 in the same quarter of the prior year.  Revenues in our Industrial Materials segment increased $20,364,000 or 105% to $39,850,000 for the quarter ended November 30, 2012 compared to $19,486,000 in the same quarter of the prior year.  The increase in revenues from our Industrial Materials segment in the current quarter was primarily due to the following: (a) increased sales of $19,036,000 from NEPTCO products, which we acquired in June 2012; (b) increased sales of $1,317,000 from our electronic coatings products; and (c) increased sales of $1,048,000 from laminated durable paper products.  These increases were partially offset by decreased sales of $768,000 from our traditional wire & cable products as we begin to integrate the manufacturing of some of these similar Chase products in with the NEPTCO facilities and production processes.

Revenues from our Construction Materials segment increased $906,000 or 7% to $13,550,000 in the current quarter compared to $12,644,000 in the same period last year.  The higher sales from our Construction Materials segment in the current quarter was primarily due to increased sales of $1,391,000 of our coating and lining systems (CIM Industries).  This increase was partially offset by decreased sales of $465,000 in pipeline products produced at our UK facility due to lower demand.

Cost of Products and Services Sold

Cost of products and services sold increased $15,272,000 or 69% to $37,271,000 in the quarter ended November 30, 2012 compared to $21,999,000 in the same period in fiscal 2012.

The following table summarizes our costs of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended November 30,
Cost of products and services sold	2012	2011

Industrial Materials	69%	65%
Construction Materials	71%	73%
Total	70%	68%

Cost of products and services sold in our Industrial Materials segment was $27,677,000 for the first three months of fiscal 2013 compared to $12,708,000 for the same period in the prior year.  As a percentage of revenues, cost of products and services sold in the Industrial Materials segment increased primarily due to the inclusion of the recently acquired NEPTCO operations in this segment (from June 2012). This includes the production costs of the NEPTCO JV which has higher cost of products sold as a percentage of revenues.  Additionally, this segment was impacted by incremental cost of products sold of $564,000 due to the sale of inventory which had a stepped up valuation as part of the NEPTCO acquisition.

Cost of products and services sold in our Construction Materials segment was $9,594,000 in the current quarter compared to $9,291,000 for the same period last year.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment decreased in the current quarter primarily due to the inclusion of incremental costs of $291,000 in the prior year quarter related to production issues at our Rye, UK plant.  We continue to closely monitor raw material pricing across all product lines in this segment to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3,547,000 or 51% to $10,539,000 in the quarter ended November 30, 2012 compared to $6,992,000 in the same period in fiscal 2012. As a percentage of revenues, selling, general and administrative expenses decreased to 20% in the first quarter of fiscal 2013 compared to 22% in the prior year period.  The percentage decrease is attributable to our continued emphasis on controlling costs and leveraging fixed overhead.

Interest Expense

Interest expense increased $326,000 to $362,000 in the quarter ended November 30, 2012, compared to $36,000 in the same period in fiscal 2012.  The increase in interest expense from the prior year period is a direct result of the $70,000,000 long-term debt related to our acquisition of NEPTCO.

Other Income (Expense)

Other income decreased $408,000 to $69,000 in the quarter ended November 30, 2012 compared to $477,000 in the same period in the prior year.  Other income primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  In the prior year quarter, other income also included a gain of $425,000 recognized on deposit payments previously received on the sale of our Evanston, IL property.

Non-controlling Interest

The income (loss) from non-controlling interest relates to a joint venture in which we have, through our NEPTCO subsidiary, a 50% ownership interest.  The joint venture between NEPTCO and its joint venture partner (an otherwise unrelated party) is managed and operated on a day-to-day basis by NEPTCO.  The purpose of this joint venture was to combine the elements of each member’s fiber optic strength businesses.

Net Income

Net income attributable to Chase Corporation increased $1,213,000 or 52% to $3,540,000 in the quarter ended November 30, 2012 compared to $2,327,000 in the same quarter of the prior year.  The increase in net income in the current quarter is primarily due to the inclusion of NEPTCO for the three month period, as well as favorable product sales mix as discussed previously.  These favorable items were partially offset by expenses of $564,000 in inventory fair value step up related to the NEPTCO acquisition, and the acceleration of defined benefit plan settlement costs of $352,000 resulting from the timing of lump sum distributions to participants.

Other Important Performance Measures

We believe that adjusted EBITDA is a useful performance measure and is used by our executive management team and board of directors to measure operating performance, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and to communicate with our board of directors and investors concerning our financial performance.  Adjusted EBITDA is a non-GAAP financial measure.

We define adjusted EBITDA as follows:  net income attributable to Chase Corporation before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, amortization from intangible assets, costs related to our acquisitions, costs of products sold related to inventory step-up to fair value, and settlement (gains) or losses resulting from lump sum distributions to participants from our defined benefit plan.

The use of adjusted EBITDA has limitations and this performance measure should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income.  Our measurement of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following unaudited table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to adjusted EBITDA for the periods presented:

	Three Months Ended November 30,
	2012	2011

Net income attributable to Chase Corporation	$3,540,000	$2,327,000

Interest expense	362,000	36,000
Income taxes	1,820,000	1,253,000
Depreciation expense	1,508,000	676,000
Amortization expense	1,217,000	571,000
EBITDA	$8,447,000	$4,863,000

Cost of sale of inventory step-up (a)	564,000	—
Pension curtailment and settlement costs (b)	352,000	—
Adjusted EBITDA	$9,363,000	$4,863,000

(a)         Represents costs of product related to the step-up in fair value of inventory through purchase accounting from the June 2012 acquisition of NEPTCO

(b)         Represents pension related settlement costs due to the timing of lump sum distributions

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $193,000 to $15,373,000 at November 30, 2012, from $15,180,000 at August 31, 2012.  The increased cash balance is primarily attributable to cash from operations offset by principal payments on outstanding debt and equipment purchases.  A portion of cash held as of November 30, 2012 was subsequently used in December 2012 to pay our annual dividend of $3,626,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $2,116,000 in the first quarter of fiscal 2013 compared to $1,251,000 in the prior year’s first quarter.  Cash provided by operations during the first three months of fiscal 2013 was primarily due to operating income, decreased accounts receivable and increased accounts payable balances offset by increased inventory balances and a decrease in accrued expenses due to the timing of tax payments and payment of our annual incentive compensation.

The ratio of current assets to current liabilities was 2.6 as of November 30, 2012, compared to 2.8 as of August 31, 2012.  The decrease in our current ratio at November 30, 2012 was primarily attributable to increased accounts payable as well as an accrual for our fiscal 2012 annual dividend which was declared in the first quarter of fiscal 2013 and paid in December 2012.  This was partially offset by increased inventory resulting from higher sales volume and strategic raw material purchases as well as decreased accrued payroll and other compensation due to the payment of our annual incentive program.

Cash flow used in investing activities of $596,000 was primarily due to cash paid for purchases of machinery and equipment at our manufacturing locations during the first quarter of fiscal 2013 as well as $101,000 of professional legal services that have been capitalized as prepaid patent costs.

Cash flow used in financing activities of $1,400,000 was due to payments made on the bank loans used to finance our recent acquisition of NEPTCO, described in more detail below.

On October 23, 2012, we announced an annual cash dividend of $0.40 per share (totaling $3,626,000), to shareholders of record on November 2, 2012 and payable on December 5, 2012.

In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At November 30, 2012, the applicable interest rate was 1.96% per annum and the outstanding principal amount was $68,600,000.  We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 beginning in September 2012 through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017.  Prepayment of the Credit Facility is allowed at any time. In November 2012, we executed an amendment to this Credit Facility, to clarify the definition of the “measurement period” used in the agreement.  All other terms of the Credit Facility remain the same.

As part of the financing for this acquisition, we obtained a new revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which replaced our then existing $10,000,000 line.  The Revolver bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of November 30, 2012 and December 31, 2012, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2013 and future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of November 30, 2012.

We currently have several on-going capital projects that are important to our long term strategic goals.  We continue to renovate our Oxford, MA and Blawnox, PA facilities as part of the relocation of our operations from Randolph, MA, which was completed in December 2012.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

We may consider the acquisition of companies or other assets in fiscal 2013 or in future periods that are complementary to our business.  We believe that our existing resources, including cash on hand and our Revolver, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 for a complete discussion of our contractual obligations.

Recent Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU amends ASC 350, “Intangibles — Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 will not have an impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the three months ended November 30, 2012 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, plans for manufacturing facilities, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals and future growth.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2012, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in USD.  However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of November 30, 2012, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at November 30, 2012
GBP	British Pound	$5,462,000
EUR	Euro	$1,009,000
CNY	Chinese Yuan Renminbi	$91,000
CAD	Canadian Dollar	$164,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

We recognized a foreign currency translation gain for the three months ended November 30, 2012 in the amount of $404,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

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

We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved from time to time in litigation incidental to the conduct of our business.  Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cashflows, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period.  We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.  In our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, we reported our material legal proceedings. Since the filing of our Annual Report, there have been no material developments with respect to any material legal proceedings to which we are a party.

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 6 - Exhibits

Exhibit Number	Description
10.1

First Amendment to Credit Agreement, dated as of November 14, 2012, effective as of June 27, 2012, by and among Chase Corporation, NEPTCO Incorporated, Bank of America, N.A. and the Guarantors and Lenders party thereto

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

Chase Corporation

Dated: January 9, 2013	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: January 9, 2013	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas,
Chief Financial Officer and Treasurer