Form 10-Q
period 2013-02-28
CHASE CORP
filed 2013-04-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

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

The number of shares of Common Stock outstanding as of March 31, 2013 was 9,073,949.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2013

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2013	2012
ASSETS
Current Assets:
Cash & cash equivalents	$12,152	$15,180
Accounts receivable, less allowance for doubtful accounts of $572 and $817	28,214	31,621
Inventories	36,824	32,323
Prepaid expenses and other current assets	2,456	1,810
Deferred income taxes	2,739	2,855
Total current assets	82,385	83,789

Property, plant and equipment, net	47,669	49,279

Other Assets:
Goodwill	38,704	38,793
Intangible assets, less accumulated amortization of $14,983 and $12,847	33,817	36,363
Cash surrender value of life insurance	7,131	7,145
Restricted investments	999	874
Other assets	226	244
	$210,931	$216,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,763	$11,559
Accrued payroll and other compensation	3,026	5,219
Accrued expenses	5,416	6,005
Accrued income taxes	11	1,892
Current portion of long-term debt	5,600	5,600
Total current liabilities	24,816	30,275

Long-term debt, less current portion	61,600	64,400
Deferred compensation	1,875	1,775
Accumulated pension obligation	8,012	7,702
Other liabilities	78	92
Deferred income taxes	12,600	12,598

Commitments and Contingencies (Note 10)

Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,073,949 shares at February 28, 2013 and 9,001,582 shares at August 31, 2012 issued and outstanding	907	900
Additional paid-in capital	12,949	12,109
Accumulated other comprehensive loss	(5,916)	(5,030)
Retained earnings	92,704	90,146
Chase Corporation stockholders’ equity	100,644	98,125
Non-controlling interest related to NEPTCO joint venture	1,306	1,520
Total equity	101,950	99,645
Total liabilities and equity	$210,931	$216,487

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Revenues
Sales	$47,714	$28,836	$100,690	$60,490
Royalties and commissions	658	585	1,082	1,061
	48,372	29,421	101,772	61,551
Costs and Expenses
Cost of products and services sold	33,468	21,022	70,739	43,021
Selling, general and administrative expenses	10,917	6,513	21,456	13,505

Operating income	3,987	1,886	9,577	5,025

Interest expense	(314)	(36)	(676)	(72)
Other income (expense)	215	(8)	284	469

Income before income taxes	3,888	1,842	9,185	5,422

Income taxes	1,395	645	3,215	1,898

Net income	$2,493	$1,197	$5,970	$3,524

Add: net loss attributable to non-controlling interest, net of tax of $81 and $115, respectively	151	—	214	—
Net income attributable to Chase Corporation	$2,644	$1,197	$6,184	$3,524

Net income available to common shareholders, per common and common equivalent share

Basic	$0.29	$0.13	$0.68	$0.39
Diluted	$0.29	$0.13	$0.68	$0.39

Weighted average shares outstanding
Basic	8,854,801	8,758,063	8,853,038	8,756,030
Diluted	8,952,938	8,791,052	8,941,431	8,774,051

Cash dividends paid per share			$0.40	$0.35

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income	$2,493	$1,197	$5,970	$3,524

Other comprehensive income:
Net unrealized gain on restricted investments, net of tax	33	38	34	36
Change in funded status of pension plans, net of tax	49	57	107	114
Foreign currency translation adjustment	(1,431)	454	(1,027)	(883)
Total other comprehensive income (loss)	(1,349)	549	(886)	(733)
Comprehensive income	1,144	1,746	5,084	2,791

Comprehensive loss attributable to non-controlling interest, net of tax	151	—	214	—
Comprehensive income attributable to Chase Corporation	$1,295	$1,746	$5,298	$2,791

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2013

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Chase
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Non-conrolling	Total
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2012	9,001,582	$900	$12,109	$(5,030)	$90,146	$98,125	$1,520	$99,645
Restricted stock grants, net of forfeitures	71,801	7	(7)			—		—
Amortization of restricted stock grants			588			588		588
Amortization of stock option grants			242			242		242
Common stock issuance	566	—	10			10		10
Excess tax benefit from stock based compensation			7			7		7
Annual cash dividend paid, $0.40 per share					(3,626)	(3,626)		(3,626)
Change in funded status of pension plan, net of tax of $58				107		107		107
Foreign currency translation adjustment				(1,027)		(1,027)		(1,027)
Net unrealized gain on restricted investments, net of tax of $18				34		34		34
Net income (loss)					6,184	6,184	(214)	5,970
Balance at February 28, 2013	9,073,949	$907	$12,949	$(5,916)	$92,704	$100,644	$1,306	$101,950

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Six Months Ended
	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,970	$3,524
Adjustments to reconcile net income to net cash provided by operating activities
Loss on disposal/sale of fixed assets	(1)	30
Depreciation	2,942	1,393
Amortization	2,410	1,137
Cost of sale of inventory step-up	564	—
Provision for allowance for doubtful accounts	(258)	(44)
Stock based compensation	840	965
Realized gain on restricted investments	(40)	(8)
Decrease (increase) in cash surrender value life insurance	97	(30)
Excess tax benefit from stock based compensation	(7)	—
Pension curtailment and settlement loss	(1,223)	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	3,616	2,508
Inventories	(5,235)	(1,228)
Prepaid expenses & other assets	(639)	(397)
Accounts payable	(744)	651
Accrued compensation and other expenses	(1,260)	(2,744)
Accrued income taxes	(1,771)	(1,122)
Deferred compensation	100	71
Net cash provided by operating activities	5,361	4,706

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,483)	(2,707)
Cost to acquire intangible assets	(146)	—
Contingent purchase price paid for acquisition	—	(155)
Payments for acquisitions, net of cash acquired	84	—
Net proceeds from sale of fixed assets	24	1,032
Net contributions from restricted investments	(33)	(33)
Payments for cash surrender value life insurance	(92)	(92)
Net cash used in investing activities	(1,646)	(1,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	313	9,115
Payments of principal on debt	(3,113)	(11,138)
Dividend paid	(3,626)	(3,165)
Excess tax benefit from stock based compensation	7	—
Net cash used in financing activities	(6,419)	(5,188)

DECREASE IN CASH & CASH EQUIVALENTS	(2,704)	(2,437)
Effect of foreign exchange rates on cash	(324)	(162)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	15,180	14,982

CASH & CASH EQUIVALENTS, END OF PERIOD	$12,152	$12,383

Non-cash Investing and Financing Activities
Accrued contingent payments related to acquisitions	$141	$—
Property, plant & equipment additions included in accounts payable	$84	$470
Gain on sale leaseback transaction	$—	$425

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

The results of operations for the interim periods ended February 28, 2013 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 28, 2013, the results of operations, comprehensive income and cash flows for the interim periods ended February 28, 2013 and February 29, 2012, and changes in equity for the interim period ended February 28, 2013.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU expands the presentation of changes in accumulated other comprehensive income.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.  The Company does not believe that the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of February 28, 2013 and August 31, 2012:

	February 28, 2013	August 31, 2012
Raw materials	$15,855	$12,388
Work in process	8,454	7,384
Finished goods	12,515	12,551
Total Inventories	$36,824	$32,323

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Basic Earnings per Share

Net income attributable to Chase Corporation	$2,644	$1,197	$6,184	$3,524
Less: Allocated to participating securities	62	38	140	111
Net income available to common shareholders	$2,582	$1,159	$6,044	$3,413

Basic weighted average shares outstanding	8,854,801	8,758,063	8,853,038	8,756,030
Net income per share - Basic	$0.29	$0.13	$0.68	$0.39

Diluted Earnings per Share

Net income attributable to Chase Corporation	$2,644	$1,197	$6,184	$3,524
Less: Allocated to participating securities	61	38	138	111
Net income available to common shareholders	$2,583	$1,159	$6,046	$3,413

Basic weighted average shares outstanding	8,854,801	8,758,063	8,853,038	8,756,030
Additional dilutive common stock equivalents	98,137	32,989	88,393	18,021
Diluted weighted average shares outstanding	8,952,938	8,791,052	8,941,431	8,774,051
Net income per share - Diluted	$0.29	$0.13	$0.68	$0.39

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

For the three and six months ended February 28, 2013 and February 29, 2012, stock options to purchase 0 and 258,451 shares of common stock, respectively, were outstanding, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portions of restricted stock and stock options.

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

As part of their annual retainer, non-employee members of the Board of Directors receive a combined total of $144 of Chase Corporation common stock, in the form of restricted stock valued in conjunction with the start of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award vests one year from the date of grant.  In February 2013, non-employee members of the Board received a total grant of 7,706 shares of restricted stock for service for the period from January 31, 2013 through January 31, 2014.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve month vesting period.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended			Six Months Ended
	February 28, 2013		February 29, 2012	February 28, 2013		February 29, 2012
Revenues from external customers
Industrial Materials	$37,900		$18,487	$77,750		$37,973
Construction Materials	10,472		10,934	24,022		23,578
Total	$48,372		$29,421	$101,772		$61,551

Income (loss) before income taxes
Industrial Materials	$5,162	(a)	$3,430 (c)	$10,692	(d)	$7,184	(e)
Construction Materials	717		(143)	2,147		383
Total for reportable segments	5,879		3,287	12,839		7,567
Corporate and Common Costs	(1,991	)(b)	(1,445)	(3,654	)(b)	(2,145	)(f)
Total	$3,888		$1,842	$9,185		$5,422

(a)         Includes $254 of pension related settlement costs due to the timing of lump sum distributions

(b)         Includes $595 of pension related settlement costs due to the timing of lump sum distributions

(c)          Includes $150 of Webster, MA and Randolph, MA plant closing expenses

(d)         Includes $564 of costs of products sold related to inventory step up in fair value as part of the NEPTCO acquisition, $521 of pension related settlement costs due to the timing of lump sum distributions, and $150 of Randolph, MA plant closing expenses

(e)          Includes $483 of Webster, MA and Randolph, MA plant closing expenses

(f)           Includes gain of $425 related to Evanston, IL sale leaseback transaction

The Company’s products are sold world-wide.  For the quarters ended February 28, 2013 and February 29, 2012, sales from its operations located in the United Kingdom accounted for 7% and 16% of total Company revenues, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 8% of total Company revenues compared to 16% in the same period in fiscal 2012.  No other foreign geographic area accounted for more than 10% of consolidated revenues for the three or six month periods ended February 28, 2013 or February 29, 2012.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28, 2013	August 31, 2012
Total assets
Industrial Materials	$136,406	$135,322
Construction Materials	49,397	53,509
Total for reportable segments	185,803	188,831
Corporate and Common Assets	25,128	27,656
Total	$210,931	$216,487

As of February 28, 2013 and August 31, 2012, the Company had long-lived assets (that provide future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,160 and $4,488, respectively, located in the United Kingdom.   These balances exclude goodwill and intangibles of $10,613 and $11,652, as of February 28, 2013 and August 31, 2012, respectively, associated with its operations in the United Kingdom.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2012	$10,740	$28,053	$38,793
Acquisition of NEPTCO, Inc. - working capital settlement	—	(84)	(84)
Acquisition of Paper Tyger - additional earnout	—	141	141
Foreign currency translation adjustment	(11)	(135)	(146)
Balance at February 28, 2013	$10,729	$27,975	$38,704

The Company’s goodwill is allocated by reporting unit driven by the respective business combinations that originally created the goodwill.  The Company has identified separate reporting units within each of its two reportable segments based on components that have similar characteristics.  These reporting units are used to evaluate the possible impairment of goodwill.  Goodwill impairment exists when the carrying amount of goodwill exceeds its implied fair value.  The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of February 28, 2013 and August 31, 2012:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
February 28, 2013
Patents and agreements	12.1 years	$2,984	$2,177	$807
Formulas	9.1 years	5,744	1,940	3,804
Trade names	5.7 years	6,324	1,519	4,805
Customer lists and relationships	10.2 years	33,748	9,347	24,401
		$48,800	$14,983	$33,817

August 31, 2012
Patents and agreements	12.1 years	$2,849	$2,177	$672
Formulas	9.1 years	5,791	1,683	4,108
Trade names	5.7 years	6,360	1,022	5,338
Customer lists and relationships	10.2 years	34,210	7,965	26,245
		$49,210	$12,847	$36,363

The decrease in gross carrying value of intangible assets for the six months ended February 28, 2013 is due to a foreign currency translation loss of $556 related to the intangible assets associated with the Company’s European operations.  These decreases were partially offset by a $146 increase in gross carrying value of intangible assets over the six months ended February 28, 2013 resulting from the capitalization of prepaid patent costs.

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2013 and February 29, 2012 was $2,410 and $1,137, respectively.  Estimated amortization expense for the remainder of fiscal year 2013 and for future periods is as follows:

Years ending August 31,
2013 (remaining 6 months)	$2,483
2014	4,925
2015	4,727
2016	4,665
2017	4,227
2018	3,997
$25,024

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

Supplemental Pro Forma Data (unaudited)

The following table presents the pro forma results of the Company for the three and six month periods ended February 29, 2012, as though the NEPTCO acquisition occurred on September 1, 2011.  The actual revenues and expenses for this NEPTCO acquisition have been included in the consolidated statements of operations since June 27, 2012, the acquisition date, and have been included for the three and six month

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

periods ended February 28, 2013.  The pro forma results include adjustments for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, and the income tax impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective on September 1, 2011.

	Three Months Ended	Six Months Ended
	February 29, 2012	February 29, 2012
Revenues	$52,258	$108,519
Net income attributable to Chase Corporation	$1,541	$4,081

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.17	$0.45
Diluted earnings per share	$0.17	$0.45

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

At February 28, 2013 and August 31, 2012, the following amounts were consolidated in the Company’s balance sheets related to the JV:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2013	2012
Assets
Cash	$486	$1,008
Accounts receivable, net	1,140	1,540
Inventories, net	1,584	2,394
Prepaid expenses and other assets	479	219
Property, plant and equipment, net	561	630
Intangible assets, net	668	655
Total assets	$4,918	$6,446

Liabilities and net assets
Accounts payable and accrued expenses	$967	$1,650
Due to Members	1,339	1,757
Total liabilities	$2,306	$3,407

Net assets	$2,612	$3,039

Non-controlling interest	$1,306	$1,520

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

The JV agrees to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV agrees to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $429 and $892 for the three and six month periods ended February 28, 2013, respectively. The JV had amounts due to the other joint venture partner of $200 and $618 at February 28, 2013 and August 31, 2012, respectively.

Note 10 — Commitments and Contingencies

The Company is one of over 100 defendants in a lawsuit pending in Ohio which alleges personal injury from exposure to asbestos contained in certain Chase products.  The case is captioned Marie Lou Scott, Executrix of the Estate of James T. Scott v. A-Best Products, et al., No. 312901 in the Court of Common Pleas for Cuyahoga County, Ohio.  The plaintiff in the case issued discovery requests to Chase in August 2005, to which Chase timely responded in September 2005.  The trial had initially been scheduled to begin on April 30, 2007.  However, that date had been postponed and no new trial date has been set.  As of February 28, 2013, there have been no new developments as this Ohio lawsuit has been inactive with respect to Chase.

The Company was named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court.  The

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

plaintiff sued a number of alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now owned by Chase Corporation), alleging that her husband died from workplace exposure. In February 2013, the Company reached an agreement to settle all of the claims against it in an amount that the Company does not consider to be material.

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

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2013 and February 29, 2012 are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Service cost	$85	$120	$188	$241
Interest cost	113	130	227	260
Expected return on plan assets	(151)	(131)	(300)	(262)
Amortization of prior service cost	5	19	11	37
Amortization of unrecognized loss	70	69	154	138
Curtailment loss	—	—	25	—
Settlement loss	871	—	1,198	—
Net periodic benefit cost	$993	$207	$1,503	$414

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 28, 2013, the Company has made contributions of $1,000 in the current fiscal year to fund its obligations under its pension plan, and plans to make the necessary contributions over the remainder of fiscal 2013 to ensure the qualified plan continues to be adequately funded given the current market conditions.

The settlement loss in fiscal 2013 is a result of the timing of lump sum distributions to participants in the Company’s defined benefit pension plan (“Qualified Plan”). When eligible participants elect a lump sum distribution, rather than an annuity, under the Qualified Plan, it may trigger an acceleration of pension expense to the extent a certain level of lump sum distributions are made within a given fiscal year. This typically occurs when lump sum distributions exceed the total of service and interest costs. The accounting for settlement losses had no impact on cash flows and will not affect the ability of other eligible participants to take a lump sum distribution in the future.

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

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 as of February 28, 2013 and August 31,

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

2012 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors. The Company reviews these investments for indicators of other-than-temporary impairment and did not record any material other-than-temporary impairments on financial assets required to be measured at fair value.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2013 and August 31, 2012:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	February 28, 2013	$999	$999	$—	$—

Restricted investments	August 31, 2012	$874	$874	$—	$—

The following table presents the fair value of the Company’s long-term debt as of February 28, 2013 and August 31, 2012, which is recorded at its carrying value:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	February 28, 2013	$67,200	$—	$67,200	$—

Long-term debt	August 31, 2012	$70,000	$—	$70,000	$—

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

Overview

Continuing with the positive trends observed in our first fiscal quarter, revenues and net income in both the quarter and year to date periods exceeded the prior year results.  Revenues in the current year have benefitted from sales generated from our June 2012 acquisition of NEPTCO.  We are also seeing overall favorable product mix compared to fiscal 2012, and our ongoing efforts to streamline overhead costs and consolidate our production facilities have improved profitability.  Revenues from the Industrial Materials segment increased over the prior year primarily due to the inclusion of sales from NEPTCO as well as increased sales from our electronic coatings and laminated durable paper products.  These were partially offset by a reduction in our product sales into our aerospace and transportation markets compared to those realized in the prior year.

Revenues for our Construction Materials segment were down for the quarter, but remain ahead for the first six months of fiscal 2013 compared to the prior year periods primarily due to increased demand for our coating and lining system products.  These increases continue to be offset by decreased project demand for our pipeline coatings products produced at our UK facility.  Consistent with previous years, this segment was negatively impacted in the second quarter by decreased demand for our construction products primarily due to the seasonality of this business that limits construction sales in the winter months and favors products with traditionally lower margins.  This segment also experienced some large, non-recurring projects in the first fiscal quarter that did not occur in the second fiscal quarter.

During the remainder of the fiscal year, we will continue with the integration of NEPTCO, as well as our market and product development efforts for all of our product lines in order to generate new business opportunities.  Our balance sheet remains strong, with cash on hand of $12.2 million and a current ratio of 3.3.  Our $15 million line of credit is fully available, while the balance of our unsecured term debt is $67.2 million.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire & Cable • Electronic Coatings • Custom Products • NEPTCO Products

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands):

	Three Months Ended February 28, 2013	% of Total Revenues	Three Months Ended February 29, 2012	% of Total Revenues	Six Months Ended February 28, 2013	% of Total Revenues	Six Months Ended February 29, 2012	% of Total Revenues

Revenues from external customers
Industrial Materials	$37,900	78%	$18,487	63%	$77,750	76%	$37,973	62%
Construction Materials	10,472	22%	10,934	37%	24,022	24%	23,578	38%
Total	$48,372		$29,421		$101,772		$61,551

	Three Months Ended February 28, 2013		% of Segment Revenues	Three Months Ended February 29, 2012	% of Segment Revenues	Six Months Ended February 28, 2013		% of Segment Revenues	Six Months Ended February 29, 2012		% of Segment Revenues
Income (loss) before income taxes
Industrial Materials	$5,162	(a)	14%	$3,430 (c)	19%	$10,692	(d)	14%	$7,184	(e)	19%
Construction Materials	717		7%	(143)	-1%	2,147		9%	383		2%
Total for reportable segments	5,879		12%	3,287	11%	12,839		13%	7,567		12%
Corporate and Common Costs	(1,991	)(b)		(1,445)		(3,654	)(b)		(2,145	)(f)
Total	$3,888		8%	$1,842	6%	$9,185		9%	$5,422		9%

(a)              Includes $254 of pension related settlement costs due to the timing of lump sum distributions

(b)             Includes $595 of pension related settlement costs due to the timing of lump sum distributions

(c)              Includes $150 of Webster, MA and Randolph, MA plant closing expenses

(d)             Includes $564 of costs of products sold related to inventory step up in fair value as part of the NEPTCO acquisition, $521 of pension related settlement costs due to the timing of lump sum distributions, and $150 of Randolph, MA plant closing expenses

(e)              Includes $483 of Webster, MA and Randolph, MA plant closing expenses

(f)               Includes gain of $425 related to Evanston, IL sale leaseback transaction

Total Revenues

Total revenues increased $18,951,000 or 64% to $48,372,000 for the quarter ended February 28, 2013 compared to $29,421,000 in the same quarter of the prior year.  Total revenues increased $40,221,000 or 65% to $101,772,000 in the fiscal year to date period compared to $61,551,000 in the same period in fiscal 2012.

Revenues in our Industrial Materials segment increased $19,413,000 and $39,777,000, in the current quarter and year to date periods, respectively.  The increase in this segment compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively:  (a) increased sales of $18,200,000 and $37,227,000 from NEPTCO products, which we acquired in June 2012; (b) increased sales of $1,326,000 and $2,652,000 from our electronic coatings products; and (c) increased sales of $260,000 and $1,307,000 from laminated durable paper products.  These increases were partially offset by decreased sales of our aerospace and transportation market products in the current quarter and year to date periods of $333,000 and $667,000, respectively.

Revenues from our Construction Materials segment decreased $462,000 in the current quarter as compared to the prior year quarter.  The decrease from our Construction Materials segment compared to the prior year period is primarily due to decreased sales of $1,384,000 in pipeline products produced at our UK facility as a result of lower demand in the Middle East.  This decrease was partially offset by increased sales of $1,202,000 from our coating and lining systems.  For the first six months of fiscal 2013, revenues from our Construction Materials segment increased $444,000 as compared to the prior year period primarily due to the same factors as noted above for the quarterly period as we experienced increased sales of $2,593,000 from our coating and lining systems being partially offset by decreased sales of $1,849,000 from pipeline products.

Cost of Products and Services Sold

Cost of products and services sold increased $12,446,000 or 59% to $33,468,000 for the quarter ended February 28, 2013 compared to $21,022,000 in the prior year quarter.  Cost of products and services sold increased $27,718,000 or 64% to $70,739,000 in the fiscal year to date period compared to $43,021,000 in the same period in fiscal 2012.

The following table summarizes our costs of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended		Six Months Ended
Cost of products and services sold	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Industrial Materials	69%	69%	69%	67%
Construction Materials	70%	76%	71%	75%
Total	69%	71%	70%	70%

Cost of products and services sold in our Industrial Materials segment was $26,108,000 and $53,785,000 in the current quarter and year to date periods compared to $12,687,000 and $25,394,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Industrial Materials segment remained relatively flat in the current quarter but increased in the year to date period, as compared to the prior year periods.  The inclusion of the recently acquired NEPTCO operations in this segment (from June 2012) includes the production costs of the NEPTCO JV, which has higher cost of products sold as a percentage of revenues, which were offset in the current quarter by increased sales of higher margin products.   Additionally, in the year to date period, this segment was impacted by incremental cost of products sold of $564,000 due to the sale of inventory which had a stepped up valuation as part of the NEPTCO acquisition.

Cost of products and services sold in our Construction Materials segment was $7,360,000 and $16,954,000 in the current quarter and year to date periods compared to $8,335,000 and $17,627,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment decreased in the current quarter primarily due to positive sales mix as we had increased sales of higher margin products coupled with decreased sales of lower margin products.  Additionally, the prior year quarter and year to date period include incremental costs of $168,000 and $291,000, respectively, related to production issues at our Rye, UK plant.  We continue to closely monitor raw material pricing across all product lines in this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4,404,000 or 68% to $10,917,000 for the quarter ended February 28, 2013 compared to $6,513,000 in the prior year quarter.  Selling, general and administrative expenses increased $7,951,000 or 59% to $21,456,000 in the fiscal year to date period compared to $13,505,000 in the same period in fiscal 2012.  These dollar increases are primarily due to our acquisition of NEPTCO, including amortization of intangible assets of $663,000 and $1,325,000 for the current fiscal quarter and year to date periods, respectively.  As a percentage of revenues, selling, general and administrative expenses increased to 23% in the current fiscal quarter compared to 22% in the prior year period.  This increase was primarily attributable to incremental expenses of $595,000 for pension related settlement costs due to the timing of lump sum distributions.    For the current fiscal year to date period, selling, general and administrative expenses as a percentage of revenues decreased to 21% compared to 22% in the same period in fiscal 2012.  Despite the increased expense in the current fiscal quarter due to the previously mentioned pension settlement costs, the percentage decrease in the year to date period is attributable to our continued emphasis on controlling costs and leveraging fixed overhead.

Interest Expense

Interest expense increased $278,000 to $314,000 for the quarter ended February 28, 2013 compared to $36,000 in the prior year quarter.  Interest expense increased $604,000 to $676,000 for the fiscal year to date period compared to $72,000 in the same period in fiscal 2012.  The increase in interest expense for both the current quarter and year to date period is a direct result of the long-term debt related to our acquisition of NEPTCO.

Other Income (Expense)

Other income of $215,000 in the quarter ended February 28, 2013 compared favorably to other expense of $8,000 in the same period in fiscal 2012.  Other income decreased $185,000 or 39% to $284,000 for the fiscal year to date period compared to $469,000 in the same period in the prior year.  Other income primarily includes interest income and foreign exchange gains and losses caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  In fiscal 2012, other income included a gain of $425,000 recognized on deposit payments previously received on the sale of our Evanston, IL property.

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

Net Income

Net income attributable to Chase Corporation increased $1,447,000 or 121% to $2,644,000 in the quarter ended February 28, 2013 compared to $1,197,000 in the prior year quarter.  Net income attributable to Chase Corporation increased $2,660,000 or 75% to $6,184,000 for the fiscal year to date period compared to $3,524,000 in the same period in fiscal 2012.  The increase in net income in both the current quarter and fiscal year to date period is primarily due to the inclusion of NEPTCO, as well as a favorable product sales mix as discussed previously.  These increases were partially offset in both the current quarter and year to date period by expenses related to the acceleration of defined benefit plan settlement costs of $871,000 and $1,223,000, respectively, resulting from the timing of lump sum distributions to participants.  Additionally, the current year to date period includes $564,000 in inventory fair value step up costs related to the NEPTCO acquisition.

Other Important Performance Measures

We believe that adjusted EBITDA is a useful performance measure.  It is used by our executive management team and board of directors to measure operating performance, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and to communicate with our board of directors and investors concerning our financial performance.  Adjusted EBITDA is a non-GAAP financial measure.

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

The following unaudited table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income attributable to Chase Corporation	$2,644,000	$1,197,000	$6,184,000	$3,524,000
Interest expense	314,000	36,000	676,000	72,000
Income taxes	1,476,000	645,000	3,330,000	1,898,000
Depreciation expense	1,434,000	717,000	2,942,000	1,393,000
Amortization expense	1,193,000	566,000	2,410,000	1,137,000
EBITDA	$7,061,000	$3,161,000	$15,542,000	$8,024,000
Acquisition related costs (a)	—	100,000	—	100,000
Cost of sale of inventory step-up (b)	—	—	564,000	—
Pension curtailment and settlement costs (c)	871,000	—	1,223,000	—
Adjusted EBITDA	$7,932,000	$3,261,000	$17,329,000	$8,124,000

(a)         Represents costs related to our June 2012 acquisition of NEPTCO

(b)         Represents costs of product related to the step-up in fair value of inventory through purchase accounting from the June 2012 acquisition of NEPTCO

(c)          Represents pension related settlement costs due to the timing of lump sum distributions

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $3,028,000 to $12,152,000 at February 28, 2013, from $15,180,000 at August 31, 2012.  The decreased cash balance is primarily attributable to cash paid for principal payments on outstanding debt, equipment purchases and payment of our annual dividend.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $5,361,000 in the first six months of fiscal year 2013 compared to $4,706,000 in the prior year period.   Cash provided by operations during the first half of fiscal 2013 was primarily due to operating income and increased collections of accounts receivable, offset by increased inventory balances resulting from strategic purchases of raw materials and a decrease in accounts payable and accrued expenses due to the timing of tax payments and payment of our annual incentive compensation.

The ratio of current assets to current liabilities was 3.3 as of February 28, 2013, compared to 2.8 as of August 31, 2012.  The increase in our current ratio at February 28, 2013 was primarily attributable to an increase in inventory resulting from strategic purchases of key raw materials in order to take advantage of favorable terms, as well as decreases in accrued income taxes due to the timing of tax payments and accrued payroll and other compensation due to the payment of our annual incentive program.  This was partially offset by decreases in cash and accounts receivable.

Cash flow used in investing activities of $1,646,000 was primarily due to cash paid for purchases of machinery and equipment at our manufacturing locations during the first six months of fiscal 2013 as well as $146,000 of professional legal services that have been capitalized as prepaid patent costs.

Cash flow used in financing activities of $6,419,000 was primarily due to our annual dividend payment and payments made on the bank loans used to finance our acquisition of NEPTCO, described in more detail below.

On October 23, 2012, we announced a cash dividend of $0.40 per share (totaling $3,626,000). The dividend was paid on December 5, 2012 to shareholders of record on November 2, 2012.

In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At February 28, 2013, the applicable interest rate was 1.95% per annum and the outstanding principal amount was $67,200,000.  We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 beginning in September 2012 through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017.  Prepayment of the Credit Facility is allowed at any time.

As part of the financing for this acquisition, we obtained a new revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which replaced our then existing $10,000,000 line.  The Revolver bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of February 28, 2013 and March 31, 2013, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2013 and future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of February 28, 2013.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU expands the presentation of changes in accumulated other comprehensive income.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.  We do not believe that the adoption of this ASU will have a significant impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the six months ended February 28, 2013 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At February 28, 2013, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in USD.  However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.    As of February 28, 2013, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at February 28, 2013
GBP	British Pound	$6,469,000
EUR	Euro	$909,000
CNY	Chinese Yuan Renminbi	$168,000
CAD	Canadian Dollar	$67,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

We recognized a foreign currency translation loss for the six months ended February 28, 2013 in the amount of $1,027,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $67,200,000 at February 28, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 12 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

As we have previously disclosed, the Company was named as one of the defendants in a complaint filed on June 25, 2009, in a lawsuit captioned Lois Jansen, Individually and as Special Administrator of the Estate of Thomas Jansen v. Beazer East, Inc., et al., No: 09-CV-6248 in the Milwaukee County (Wisconsin) Circuit Court.  The plaintiff sued a number of alleged manufacturers or distributors of asbestos-containing products, including Royston Laboratories (formerly an independent company and now owned by Chase Corporation), alleging that her husband died from workplace exposure. In February 2013, the Company reached an agreement to settle all of the claims against it in an amount that the Company does not consider to be material.

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

Chase Corporation

Dated: April 9, 2013	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: April 9, 2013	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer