Form 10-Q
period 2013-05-31
CHASE CORP
filed 2013-07-10
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

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

The number of shares of Common Stock outstanding as of June 30, 2013 was 9,082,097.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2013

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2013	2012
ASSETS
Current Assets:
Cash & cash equivalents	$19,049	$15,180
Accounts receivable, less allowance for doubtful accounts of $571 and $817, respectively	30,570	31,621
Inventories	35,934	32,323
Prepaid expenses and other current assets	2,767	1,810
Deferred income taxes	2,705	2,855
Total current assets	91,025	83,789

Property, plant and equipment, net	47,280	49,279

Other Assets:
Goodwill	38,706	38,793
Intangible assets, less accumulated amortization of $16,187 and $12,847, respectively	32,773	36,363
Cash surrender value of life insurance	7,141	7,145
Restricted investments	1,058	874
Other assets	218	244
	$218,201	$216,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,627	$11,559
Accrued payroll and other compensation	4,178	5,219
Accrued expenses	5,793	6,005
Accrued income taxes	1,058	1,892
Current portion of long-term debt	5,600	5,600
Total current liabilities	28,256	30,275

Long-term debt, less current portion	60,200	64,400
Deferred compensation	1,922	1,775
Accumulated pension obligation	7,618	7,702
Other liabilities	78	92
Deferred income taxes	12,600	12,598

Commitments and Contingencies (Note 10)

Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,082,097 shares at May 31, 2013 and 9,001,582 shares at August 31, 2012 issued and outstanding	908	900
Additional paid-in capital	13,356	12,109
Accumulated other comprehensive loss	(5,818)	(5,030)
Retained earnings	97,838	90,146
Chase Corporation stockholders’ equity	106,284	98,125
Non-controlling interest related to NEPTCO joint venture	1,243	1,520
Total equity	107,527	99,645
Total liabilities and equity	$218,201	$216,487

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012

Revenues
Sales	$55,096	$34,378	$155,787	$94,868
Royalties and commissions	636	761	1,718	1,821
	55,732	35,139	157,505	96,689
Costs and Expenses
Cost of products and services sold	36,833	22,210	107,571	65,231
Selling, general and administrative expenses	10,784	7,603	32,241	21,108

Operating income	8,115	5,326	17,693	10,350

Interest expense	(312)	(31)	(989)	(103)
Other income (expense)	(2)	(266)	282	203

Income before income taxes	7,801	5,029	16,986	10,450

Income taxes	2,730	1,656	5,945	3,553

Net income	5,071	3,373	11,041	6,897

Add: net loss attributable to non-controlling interest, net of tax of $35 and $150, respectively	63	—	277	—

Net income attributable to Chase Corporation	$5,134	$3,373	$11,318	$6,897

Net income available to common shareholders, per common and common equivalent share

Basic	$0.57	$0.37	$1.25	$0.76

Diluted	$0.56	$0.37	$1.24	$0.76

Weighted average shares outstanding
Basic	8,864,047	8,766,112	8,856,813	8,759,472
Diluted	8,966,756	8,798,269	8,949,963	8,782,564

Cash dividends paid per share			$0.40	$0.35

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income	$5,071	$3,373	$11,041	$6,897

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	33	(34)	66	2
Change in funded status of pension plans, net of tax	32	325	139	439
Foreign currency translation adjustment	34	(586)	(993)	(1,468)
Total other comprehensive income (loss)	99	(295)	(788)	(1,027)
Comprehensive income	5,170	3,078	10,253	5,870

Comprehensive loss attributable to non-controlling interest, net of tax	63	—	277	—

Comprehensive income attributable to Chase Corporation	$5,233	$3,078	$10,530	$5,870

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED MAY 31, 2013

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Chase
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Non-conrolling	Total
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2012	9,001,582	$900	$12,109	$(5,030)	$90,146	$98,125	$1,520	$99,645
Restricted stock grants, net of forfeitures	71,801	7	(7)			—		—
Amortization of restricted stock grants			863			863		863
Amortization of stock option grants			375			375		375
Common stock issuance	566	—	10			10		10
Exercise of stock options	18,750	2	207			209		209
Common stock received for payment of stock option exercises	(10,602)	(1)	(208)			(209)		(209)
Excess tax benefit from stock based compensation			7			7		7
Annual cash dividend paid, $0.40 per share					(3,626)	(3,626)		(3,626)
Change in funded status of pension plan, net of tax of $75				139		139		139
Foreign currency translation adjustment				(993)		(993)		(993)
Net unrealized gain on restricted investments, net of tax of $36				66		66		66
Net income (loss)					11,318	11,318	(277)	11,041
Balance at May 31, 2013	9,082,097	$908	$13,356	$(5,818)	$97,838	$106,284	$1,243	$107,527

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Nine Months Ended May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,041	$6,897
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposal/sale of fixed assets	(11)	30
Depreciation	4,418	2,083
Amortization	3,598	1,703
Cost of sale of inventory step-up	564	—
Provision (recovery) for allowance for doubtful accounts	(260)	38
Stock based compensation	1,248	1,494
Realized gain on restricted investments	(42)	(20)
Decrease (increase) in cash surrender value life insurance	112	(45)
Excess tax benefit from stock based compensation	(7)	—
Pension curtailment and settlement loss	1,223	413
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,232	278
Inventories	(4,330)	(2,300)
Prepaid expenses & other assets	(948)	(328)
Accounts payable	131	102
Accrued compensation and other expenses	(2,373)	(1,976)
Accrued income taxes	(718)	565
Deferred compensation	147	25
Net cash provided by operating activities	15,025	8,959

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,675)	(4,479)
Cost to acquire intangible assets	(281)	—
Contingent consideration paid for acquisition	(141)	(155)
Payments for acquisitions, net of cash acquired	84	—
Proceeds from sale of fixed assets	105	1,032
Contributions from restricted investments, net	(41)	(41)
Payments for cash surrender value life insurance	(137)	(137)
Net cash used in investing activities	(3,086)	(3,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	313	9,085
Payments of principal on debt	(4,513)	(12,635)
Dividend paid	(3,626)	(3,165)
Excess tax benefit from stock based compensation	7	—
Net cash used in financing activities	(7,819)	(6,715)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	4,120	(1,536)
Effect of foreign exchange rates on cash	(251)	(257)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	15,180	14,982

CASH & CASH EQUIVALENTS, END OF PERIOD	$19,049	$13,189

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$209	—
Accrued contingent payments related to acquisitions	$—	$201
Property, plant & equipment additions included in accounts payable	$74	$148
Gain on sale leaseback transaction	$—	$425

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited consolidated financial statements, which included all information and notes necessary for such presentation for the three years ended August 31, 2012 in conjunction with its 2012 Annual Report on Form 10-K.  Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim periods ended May 31, 2013 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2013, the results of operations, comprehensive income and cash flows for the interim periods ended May 31, 2013 and 2012, and changes in equity for the interim period ended May 31, 2013.

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

An immaterial error was identified in the presentation of two line items within the operating activities section of the Company’s previously reported statement of cash flows. The Company has revised the prior period statement of cash flows to reflect the appropriate presentation of these two line items within the operating activities section. This immaterial change to the statement of cash flows results in pension curtailment and settlement loss changing from ($413) to $413 and accrued compensation and other expenses changing from ($1,150) to ($1,976) for the nine months ended May 31, 2012. There was no impact on the balance sheet, statement of operations, total cash provided by operating activities or overall cash flows.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU expands the presentation of changes in accumulated other comprehensive income.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.  The Company believes that the adoption of this ASU will not have an impact on its consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of May 31, 2013 and August 31, 2012:

	May 31, 2013	August 31, 2012
Raw materials	$17,554	$12,388
Work in process	4,831	7,384
Finished goods	13,549	12,551
Total Inventories	$35,934	$32,323

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Basic Earnings per Share

Net income attributable to Chase Corporation	$5,134	$3,373	$11,318	$6,897
Less: Allocated to participating securities	120	107	259	218
Net income available to common shareholders	$5,014	$3,266	$11,059	$6,679

Basic weighted average shares outstanding	8,864,047	8,766,112	8,856,813	8,759,472
Net income per share - Basic	$0.57	$0.37	$1.25	$0.76

Diluted Earnings per Share

Net income attributable to Chase Corporation	$5,134	$3,373	$11,318	$6,897
Less: Allocated to participating securities	118	106	256	218
Net income available to common shareholders	$5,016	$3,267	$11,062	$6,679

Basic weighted average shares outstanding	8,864,047	8,766,112	8,856,813	8,759,472
Additional dilutive common stock equivalents	102,709	32,157	93,150	23,092
Diluted weighted average shares outstanding	8,966,756	8,798,269	8,949,963	8,782,564
Net income per share - Diluted	$0.56	$0.37	$1.24	$0.76

For the three and nine months ended May 31, 2013 and 2012, stock options to purchase 0 and 265,081 shares of common stock, respectively, were outstanding, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.   Included in the calculation of dilutive common stock equivalents are the unvested portions of restricted stock and stock options.

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

Restricted Shares — (a) performance and service based restricted stock grant of 11,861 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2015.  Compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments; (b) time-

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

based restricted stock grant of 16,505 and 1,931 shares in the aggregate, with vesting dates of August 31, 2015 and August 31, 2013, respectively.  Compensation expense is being recognized on a ratable basis over the vesting period.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,			Nine Months Ended May 31,
	2013	2012		2013		2012
Revenues from external customers
Industrial Materials	$43,146	$21,612		$120,897		$59,584
Construction Materials	12,586	13,527		36,608		37,105
Total	$55,732	$35,139		$157,505		$96,689

Income before income taxes
Industrial Materials	$8,504	$5,368		$18,972	(b)	$12,332
Construction Materials	1,544	1,913		3,616		2,036
Total for reportable segments	10,048	7,281		22,588		14,368
Corporate and Common Costs	(2,247)	(2,252	)(a)	(5,602	)(c)	(3,918	)(d),(e)
Total	$7,801	$5,029		$16,986		$10,450

(a)         Includes expenses of $600 related to the acquisition of NEPTCO and $413 of pension related settlement costs due to the timing of lump sum distributions.

(b)         Includes $564 of costs of products sold related to inventory step up in fair value as part of the NEPTCO acquisition, and $521 of pension related settlement costs due to the timing of lump sum distributions.

(c)          Includes $595 of pension related settlement costs due to the timing of lump sum distributions.

(d)         Includes expenses of $700 related to the acquisition of NEPTCO and $413 of pension related settlement costs due to the timing of lump sum distributions.

(e)          Includes gain of $425 related to Evanston, IL sale leaseback transaction

The Company’s products are sold world-wide.  For the quarters ended May 31, 2013 and 2012, sales from its operations located in the United Kingdom accounted for 6% and 13% of total Company revenues, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 7% of total Company revenues compared to 15% in the same period in fiscal 2012.   No other foreign geographic area accounted for more than 10% of consolidated revenues for the three and nine month periods ended May 31, 2013 and 2012.

Total assets for the Company’s reportable segments as of May 31, 2013 and August 31, 2012:

	May 31, 2013	August 31, 2012
Total assets
Industrial Materials	$136,355	$135,322
Construction Materials	49,617	53,509
Total for reportable segments	185,972	188,831
Corporate and Common Assets	32,229	27,656
Total	$218,201	$216,487

As of May 31, 2013 and August 31, 2012, the Company had long-lived assets (that provide the future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,072 and $4,488, respectively, located in the United Kingdom.   These balances exclude goodwill and intangibles of $10,376 and $11,652, as of May 31, 2013 and August 31, 2012, respectively, associated with its operations in the United Kingdom.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2012	$10,740	$28,053	$38,793
Acquisition of NEPTCO, Inc. - working capital settlement	—	(84)	(84)
Acquisition of Paper Tyger - additional earnout	—	141	141
Foreign currency translation adjustment	(11)	(133)	(144)
Balance at May 31, 2013	$10,729	$27,977	$38,706

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

Intangible assets subject to amortization consist of the following as of May 31, 2013 and August 31, 2012:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2013
Patents and agreements	12.0 years	$3,119	$2,183	$936
Formulas	9.1 years	5,746	2,080	3,666
Trade names	5.7 years	6,326	1,780	4,546
Customer lists and relationships	10.2 years	33,769	10,144	23,625
		$48,960	$16,187	$32,773

August 31, 2012
Patents and agreements	12.1 years	$2,849	$2,177	$672
Formulas	9.1 years	5,791	1,683	4,108
Trade names	5.7 years	6,360	1,022	5,338
Customer lists and relationships	10.2 years	34,210	7,965	26,245
		$49,210	$12,847	$36,363

The decrease in gross carrying value of intangible assets for the nine months ended May 31, 2013 is due to a foreign currency translation loss of $531 related to the intangible assets associated with the Company’s European operations.  These decreases were partially offset by a $281 increase in gross carrying value of intangible assets over the nine months ended May 31, 2013 resulting from the capitalization of prepaid patent costs.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2013 and 2012 was $3,598 and $1,703, respectively.  Estimated amortization expense for the remainder of fiscal year 2013 and for future periods is as follows:

Years ending August 31,
2013 (remaining 3 months)	$1,250
2014	4,933
2015	4,740
2016	4,678
2017	4,241
2018	4,010
$23,852

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

Supplemental Pro Forma Data (unaudited)

The following table presents the pro forma results of the Company for the three and nine month periods ended May 31, 2012, as though the NEPTCO acquisition occurred on September 1, 2011.  The actual revenues and expenses for this NEPTCO acquisition have been included in the consolidated statements of operations since June 27, 2012, the acquisition date, and have been included for the three and nine month periods ended May 31, 2013.  The pro forma results include adjustments for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, and the income tax impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective on September 1, 2011.

	Three Months Ended	Nine Months Ended
	May 31, 2012	May 31, 2012
Revenues	$58,836	$167,355
Net income attributable to Chase Corporation	$4,032	$8,112

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.45	$0.90
Diluted earnings per share	$0.44	$0.90

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

At May 31, 2013 and August 31, 2012, the following amounts were consolidated in the Company’s balance sheets related to the JV:

	May 31,	August 31,
	2013	2012
Assets
Cash	$383	$1,008
Accounts receivable, net	1,252	1,540
Inventories	1,448	2,394
Prepaid expenses and other assets	566	219
Property, plant and equipment, net	531	630
Intangible assets, net	706	655
Total assets	$4,886	$6,446

Liabilities and net assets
Accounts payable and accrued expenses	$633	$1,650
Due to Members	1,768	1,757
Total liabilities	$2,401	$3,407

Net assets	$2,485	$3,039

Non-controlling interest	$1,243	$1,520

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

The JV agrees to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV agrees to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $525 and $1,417

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

for the three and nine month periods ended May 31, 2013, respectively. The JV had amounts due to the other joint venture partner of $403 and $618 at May 31, 2013 and August 31, 2012, respectively.

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

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2013 and 2012 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Service cost	$82	$120	$270	$362
Interest cost	102	130	329	389
Expected return on plan assets	(131)	(131)	(431)	(393)
Amortization of prior service cost	1	19	12	56
Amortization of unrecognized loss	48	69	202	207
Curtailment loss	—	—	25	—
Settlement loss	—	413	1,198	413
Net periodic benefit cost	$102	$620	$1,605	$1,034

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31, 2013, the Company has made contributions of $1,400 in the current fiscal year to fund its obligations under its pension plan, and plans to make the necessary contributions over the remainder of fiscal 2013 to ensure the qualified plan continues to be adequately funded given the current market conditions.

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

The Company endeavors to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 as of May 31, 2013 and August 31, 2012 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.  The Company reviews these investments for indicators of other-than-temporary impairment and did not record any material other-than-temporary impairments on financial assets required to be measured at fair value.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2013 and August 31, 2012:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	May 31, 2013	$1,058	$1,058	$—	$—

Restricted investments	August 31, 2012	$874	$874	$—	$—

The following table presents the fair value of the Company’s long-term debt as of May 31, 2013 and August 31, 2012, which is recorded at its carrying value:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	May 31, 2013	$65,800	$—	$65,800	$—

Long-term debt	August 31, 2012	$70,000	$—	$70,000	$—

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

Overview

Revenues and net income in both the quarter and year to date periods continue to exceed prior year results as the current year has benefitted from sales generated from our June 2012 acquisition of NEPTCO.  We are also continuing to see overall favorable product mix compared to fiscal 2012, and that coupled with our ongoing efforts to streamline overhead costs and consolidate production facilities have improved profitability in fiscal 2013.  We will continue with our integration of NEPTCO, as well as our market and product development efforts for all of our product lines in order to generate new business opportunities.

Revenues from the Industrial Materials segment increased over the prior year primarily due to the inclusion of sales from NEPTCO as well as increased sales from our electronic coatings and laminated durable paper products.  These favorable sales were partially offset by a reduction in our product sales into our aerospace and transportation markets compared to those realized in the prior year.

Revenues in our Construction Materials segment were down for both the quarter and year to date as compared to the prior year periods primarily due to decreased project demand for our pipeline coatings products produced at our UK facility.  These decreases were partially offset in the current quarter by increased sales of our private label products and bridge & highway construction products, and in the year to date period by increased demand for our coating and lining system products.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products

Industrial Materials	• Wire & Cable Materials • Electronic Coatings • Custom Products • NEPTCO Products

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

Construction Materials	• Pipeline Coatings • Construction Products • Coating & Lining Systems • Private Label

Protective coatings and tape products including coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Our balance sheet remains strong, with cash on hand of $19.0 million and a current ratio of 3.2.  Our $15 million line of credit is fully available, while the balance of our unsecured term debt is $65.8 million.

Results of Operations

Revenues and Operating Profit by Segment are as follows (Dollars in Thousands):

	Three Months Ended May 31, 2013	% of Total Revenues	Three Months Ended May 31, 2012	% of Total Revenues	Nine Months Ended May 31, 2013	% of Total Revenues	Nine Months Ended May 31, 2012	% of Total Revenues

Revenues from external customers
Industrial Materials	$43,146	77%	$21,612	62%	$120,897	77%	$59,584	62%
Construction Materials	12,586	23%	13,527	38%	36,608	23%	37,105	38%
Total	$55,732		$35,139		$157,505		$96,689

	Three Months Ended May 31, 2013	% of Segment Revenues	Three Months Ended May 31, 2012		% of Segment Revenues	Nine Months Ended May 31, 2013		% of Segment Revenues	Nine Months Ended May 31, 2012		% of Segment Revenues
Income before income taxes
Industrial Materials	$8,504	20%	$5,368		25%	$18,972	(b)	16%	$12,332		21%
Construction Materials	1,544	12%	1,913		14%	3,616		10%	2,036		5%
Total for reportable segments	10,048	18%	7,281		21%	22,588		14%	14,368		15%
Corporate and Common Costs	(2,247)		(2,252	)(a)		(5,602	)(c)		(3,918	)(d),(e)
Total	$7,801	14%	$5,029		14%	$16,986		11%	$10,450		11%

(a)              Includes expenses of $600 related to the acquisition of NEPTCO and $413 of pension related settlement costs due to the timing of lump sum distributions.

(b)             Includes $564 of costs of products sold related to inventory step up in fair value as part of the NEPTCO acquisition, and $521 of pension related settlement costs due to the timing of lump sum distributions.

(c)              Includes $595 of pension related settlement costs due to the timing of lump sum distributions.

(d)             Includes expenses of $700 related to the acquisition of NEPTCO and $413 of pension related settlement costs due to the timing of lump sum distributions.

(e)              Includes gain of $425 related to Evanston, IL sale leaseback transaction.

Total Revenues

Total revenues increased $20,593,000 or 59% to $55,732,000 for the quarter ended May 31, 2013 compared to $35,139,000 in the same quarter of the prior year.  Total revenues increased $60,816,000 or 63% to $157,505,000 in the fiscal year to date period compared to $96,689,000 in the same period in fiscal 2012.

Revenues in our Industrial Materials segment increased $21,534,000 and $61,313,000 in the current quarter and year to date periods, respectively, compared to the prior year periods.  The increase in this segment compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively:  (a) increased sales of $20,737,000 and $57,964,000 from NEPTCO products, which we acquired in June 2012; (b) increased revenue of $427,000 and $3,079,000 from our electronic coatings products; and (c) increased sales of $239,000 and $1,547,000 from laminated durable paper products.  These increases were partially offset by decreased sales of our aerospace and transportation market products in the current quarter and year to date periods of $48,000 and $714,000, respectively.

Revenues from our Construction Materials segment decreased $941,000 in the current quarter as compared to the prior year quarter.  The decrease from our Construction Materials segment compared to the prior year period is primarily due to decreased sales of $1,131,000 in pipeline products produced at our UK facility as a result of lower project demand primarily in the Middle East.   This decrease was partially offset by increased sales of $269,000 from our highway construction products.  For the nine months of fiscal 2013, revenues from our Construction Materials segment decreased $497,000 as compared to the prior year period primarily due to decreased sales of $2,887,000 from pipeline products which was partially offset by increased sales of $2,400,000 from our coating and lining systems.

Cost of Products and Services Sold

Cost of products and services sold increased $14,623,000 or 66% to $36,833,000 for the quarter ended May 31, 2013 compared to $22,210,000 in the prior year quarter.  Cost of products and services sold increased $42,340,000 or 65% to $107,571,000 in the fiscal year to date period compared to $65,231,000 in the same period in fiscal 2012.

The following table summarizes our cost of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2013	2012	2013	2012

Industrial Materials	65%	62%	68%	65%
Construction Materials	68%	65%	70%	71%
Total	66%	63%	68%	67%

Cost of products and services sold in our Industrial Materials segment was $28,254,000 and $82,038,000 in the current quarter and year to date periods compared to $13,395,000 and $38,789,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Industrial Materials segment increased in both the current quarter and year to date periods primarily due to the inclusion of the NEPTCO operations in this segment, including the costs of the NEPTCO JV, which has higher cost of products sold as a percentage of revenues.  The prior year quarter also included capitalization of $388,000 of internal labor costs associated with certain capital expenditure projects at our Oxford, MA and Blawnox, PA facilities as part of the relocation of our operations from Randolph, MA.     Additionally, in the year to date period, this segment was impacted by incremental cost of products sold of $564,000 due to the sale of inventory which had a stepped up valuation as part of the NEPTCO acquisition.

Cost of products and services sold in our Construction Materials segment was $8,579,000 and $25,533,000 in the current quarter and year to date periods compared to $8,815,000 and $26,442,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment for the quarter increased primarily due to higher raw material costs, increased sales of lower margin products, and decreased sales of higher margin products.  For the year to date period, cost of products and services sold in the Construction Materials segment decreased primarily due to positive sales mix earlier in the fiscal year as we had increased sales of higher margin products coupled with decreased sales of lower margin products.  We will continue to closely monitor raw material pricing across all product lines in an effort to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3,181,000 or 42% to $10,784,000 for the quarter ended May 31, 2013 compared to $7,603,000 in the prior year quarter.    As a percentage of revenues, selling, general and administrative expenses decreased to 19% in the current fiscal quarter compared to 22% in the prior year period.  Selling, general and administrative expenses increased $11,133,000 or 53% to $32,241,000 in the fiscal year to date period compared to $21,108,000 in the same period in fiscal 2012.  For the current fiscal year to date period, selling, general and administrative expenses as a percentage of revenues decreased to 20% compared to 22% in the same period in fiscal 2012.   The dollar increase in the current quarter and year to date periods over the prior year periods is primarily attributable to our acquisition of NEPTCO, including amortization of intangible assets of $663,000 and $1,988,000 for the current fiscal quarter and year to date periods, respectively.    Additionally, there is increased incentive compensation expense in the current quarter due to the fiscal 2013 financial results.    The third quarter increases are

partially offset by acquisition related expenses of $600,000 and pension related settlement costs of $413,000 in the prior year quarter.

Interest Expense

Interest expense increased $281,000 to $312,000 for the quarter ended May 31, 2013 compared to $31,000 in the prior year quarter.  Interest expense increased $886,000 to $989,000 for the fiscal year to date period compared to $103,000 in the same period in fiscal 2012.  The increase in interest expense for both the current quarter and year to date period is a direct result of the long-term debt related to our acquisition of NEPTCO.

Other Income (Expense)

Other expense decreased $264,000 to $2,000 for the quarter ended May 31, 2013 compared to $266,000 in the same period in fiscal 2012.  Other income increased $79,000 or 39% to $282,000 for the fiscal year to date period compared to $203,000 in the same period in the prior year.  Other income primarily includes interest income and foreign exchange gains and losses caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  In the fiscal 2012 year to date period, other income also included a gain of $425,000 recognized on deposit payments previously received on the sale of our Evanston, IL property.  We took back control and ownership of this leased asset which was previously sold by us under a seller financing arrangement.

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

Net Income

Net income attributable to Chase Corporation increased $1,761,000 or 52% to $5,134,000 in the quarter ended May 31, 2013 compared to $3,373,000 in the prior year quarter.  Net income attributable to Chase Corporation increased $4,421,000 or 64% to $11,318,000 for the fiscal year to date period compared to $6,897,000 in the same period in fiscal 2012.  The increase in net income in both the current quarter and fiscal year to date period is primarily due to the inclusion of NEPTCO, and the favorable mix on product sales as discussed previously.  These increases were partially offset in the year to date period by expenses related to the acceleration of defined benefit plan settlement costs of $1,223,000 resulting from the timing of lump sum distributions to participants, as well as $564,000 in inventory fair value step up costs related to the NEPTCO acquisition.  Additionally, net income in the prior year period was negatively impacted by the following: (a) $700,000 in acquisition related expenses; (b) increased plant transition and moving expenses of $574,000; and (c) accelerated pension settlement charges of $413,000 resulting from the timing of lump sum distributions.

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

The following unaudited table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to adjusted EBITDA for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012

Net income attributable to Chase Corporation	$5,134,000	$3,373,000	$11,318,000	$6,897,000

Interest expense	312,000	31,000	989,000	103,000
Income taxes	2,765,000	1,656,000	6,095,000	3,553,000
Depreciation expense	1,477,000	690,000	4,418,000	2,083,000
Amortization expense	1,188,000	566,000	3,598,000	1,703,000
EBITDA	$10,876,000	$6,316,000	$26,418,000	$14,339,000

Acquisition related costs (a)	—	600,000	—	700,000
Cost of sale of inventory step-up (b)	—	—	564,000	—
Pension curtailment and settlement costs (c)	—	413,000	1,223,000	413,000

Adjusted EBITDA	$10,876,000	$7,329,000	$28,205,000	$15,452,000

(a)         Represents costs related to our June 2012 acquisition of NEPTCO

(b)         Represents costs of product related to the step-up in fair value of inventory through purchase accounting from the June 2012 acquisition of NEPTCO

(c)          Represents pension related settlement costs due to the timing of lump sum distributions

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $3,869,000 or 25% to $19,049,000 at May 31, 2013, from $15,180,000 at August 31, 2012.  The increased cash balance is primarily attributable to cash flows generated from operations during the year partially offset by cash paid for principal payments on outstanding debt, equipment purchases and payment of our annual dividend.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $15,025,000 in the first nine months of fiscal year 2013 compared to $8,959,000 in the prior year period.  Cash provided by operations during the first nine months of fiscal 2013 was primarily related to operating income and increased collections of accounts receivable, offset by increased inventory balances resulting from strategic purchases of raw materials as well as higher sales volumes.

The ratio of current assets to current liabilities was 3.2 as of May 31, 2013, compared to 2.8 as of August 31, 2012.  The increase in our current ratio at May 31, 2013 was primarily attributable to an increase in our overall cash balance due to cash flows generated during the year, as well as an increase in inventory resulting from strategic purchases of key raw materials in order to take advantage of favorable terms.  Additionally, we had decreases in accrued income taxes due to the timing of tax payments and accrued payroll and other compensation due to the payment of our annual incentive program.

Cash flow used in investing activities of $3,086,000 was primarily due to cash paid for purchases of machinery and equipment at our manufacturing locations during the first nine months of fiscal 2013 as well as $281,000 of professional legal services that have been capitalized as prepaid patent costs.

Cash flow used in financing activities of $7,819,000 was primarily due to our annual dividend payment and payments made on the bank loans used to finance our acquisition of NEPTCO, described in more detail below.

On October 23, 2012, we announced a cash dividend of $0.40 per share (totaling $3,626,000). The dividend was paid on December 5, 2012 to shareholders of record on November 2, 2012.

In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At May 31, 2013, the applicable interest rate was 1.94% per annum and the outstanding principal amount was $65,800,000.  We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 which began in September 2012 and continue through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017.  Prepayment of the Credit Facility is allowed at any time.

As part of the financing for this acquisition, we obtained a new revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which replaced our then existing $10,000,000 line.  The Revolver bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of May 31, 2013 and June 30, 2013, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2013 and future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of May 31, 2013.

We currently have several on-going capital projects that are important to our long term strategic goals.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.  We also may consider the acquisition of companies or other assets in fiscal 2013 or in future periods that are complementary to our business.  We believe that our existing resources, including cash on hand and our Revolver, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available on favorable terms, if at all.  To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU expands the presentation of changes in accumulated other comprehensive income.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.  We believe that the adoption of this ASU will not have an impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the nine months ended May 31, 2013 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At May 31, 2013, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in USD.  However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.    As of May 31, 2013, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at May 31, 2013
GBP	British Pound	$7,363,000
EUR	Euro	$1,180,000
CNY	Chinese Yuan Renminbi	$376,000
CAD	Canadian Dollar	$132,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

We recognized a foreign currency translation loss for the nine months ended May 31, 2013 in the amount of $993,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $65,800,000 at May 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 12 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

Effective April 1, 2013, we began the process to implement a single enterprise resource planning “ERP” computer system world-wide.  During the third quarter, we expanded existing ERP modules to four of our domestic locations which resulted in changes to our processes and procedures affecting our internal control over financial reporting.  We expect this process to continue over the next eighteen months as we continue with our plan to deploy a more effective and efficient process to support our financial reporting as we continue to grow in size and scale.  Otherwise, there have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Form 10-K for the fiscal year ended August 31, 2012 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: July 10, 2013	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: July 10, 2013	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer