Form 10-K
period 2013-08-31
CHASE CORP
filed 2013-11-14
CIK 830524

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 28, 2013 (the last business day of the registrant's second quarter of fiscal 2013), was approximately $124,936,000.

         As of October 31, 2013, the Company had outstanding 9,083,007 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

         Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's fiscal year ended August 31, 2013, are incorporated by reference into Part III hereof.

CHASE CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended August 31, 2013

PART I

ITEM 1—BUSINESS

Primary Operating Divisions and Facilities and Industry Segment

        Chase Corporation (the "Company," "Chase," "we," or "us"), founded in 1946, is a leading manufacturer of protective materials for high reliability applications. Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions. We are organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for our segmentation is distinguished by the nature of the products we manufacture and how they are delivered to their respective markets. The Industrial Materials segment represents our specified products which are used in or integrated into another company's product with demand dependent upon general economic conditions. Effective with its acquisition in June 2012, the full listing of NEPTCO products are included in the Industrial Materials segment. The Construction Materials segment reflects our construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Our manufacturing facilities are distinct to their respective segments with the exception of our O'Hara Township, PA and Blawnox, PA facilities, which produce products related to both operating segments. A summary of our operating structure as of August 31, 2013 is as follows:

INDUSTRIAL MATERIALS SEGMENT

Key Products	Primary Manufacturing Location(s)	Background/History
Specialty tapes and related products for the electronic and telecommunications industries using the brand name Chase & Sons®.

Insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers and public utilities.

PaperTyger® a trademark for laminated durable papers sold to the envelope converting and commercial printing industries, was acquired by us in 2003.	Oxford, MA	In August 2011, we moved our manufacturing processes that had been previously conducted at our Webster, MA facility to this location.

In December 2012, we moved the majority of our manufacturing processes that had been previously conducted at our Randolph, MA facility to this location. Our Randoph facility was one of our first operating facilities, and had been producing products for the wire and cable industry for more than fifty years.
Flexible packaging for industrial and retail use. Slit film for the building wire market and for telecommunication cable.	Taylorsville, NC	In January 2004, we purchased certain manufacturing equipment and began operations at this facility.
Flexible composites and laminates for the wire & cable, aerospace and industrial laminate markets including Insulfab®, an insulation material used in the aerospace industry.		In March 2009, we moved the majority of our manufacturing processes that had been conducted at our Paterson, NJ facility to this location.

Key Products	Primary Manufacturing Location(s)	Background/History
Chase BLH2OCK®, a water blocking compound sold to the wire and cable industry.	Blawnox, PA	In September 2012, we moved our manufacturing processes of Chase BLH2OCK® that had been previously conducted at our Randolph, MA facility to this location.
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.	O'Hara Township, PA	The HumiSeal business and product lines were acquired in the early 1970's.
Laminated film foils for the electronics and cable industries and cover tapes essential to delivering semiconductor components via tape and reel packaging.	Pawtucket, RI & Lenoir, NC	In June 2012, we acquired all of the capital stock of NEPTCO Incorporated.
Pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines.	Granite Falls, NC
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

CONSTRUCTION MATERIALS SEGMENT

Key Products	Primary Manufacturing Location(s)	Background/History
Protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood which are sold under the brand name Royston®, to oil companies, gas utilities, and pipeline companies.	Blawnox, PA	The Royston business was acquired in the early 1970's.

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

Other Business Developments

        In October 2013, we sold all of our property and assets comprising the Insulfab® product line to an unrelated third party for $7,394,000, subject to certain closing adjustments including any change in the final closing net book value compared to the bid date net book value. The assets sold include inventory, equipment and all intellectual property used in this product line. The Insulfab product line includes the manufacturing of high quality, engineered barrier laminates used in various aerospace applications. This product line was originally acquired by Chase Corporation in February 2003 as part of the Company's acquisition of certain assets of Facile, Inc. and was part of our Industrial Materials segment. We determined it was the right time for us to divest the assets of the Insulfab product line and allow us to remain focused on other primary markets.

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

        There is some seasonality in selling products into the construction market as higher demand is often experienced when temperatures are warmer in most of North America (April through October) with less demand occurring when temperatures are colder (typically our second fiscal quarter). We did not introduce any new products requiring an investment of a material amount of our assets during fiscal year 2013.

Employees

        As of October 31, 2013, we employed approximately 666 people (including union employees). We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

Backlog, Customers and Competition

        As of October 31, 2013, the backlog of customer orders believed to be firm was approximately $16,546,000. This compared with a backlog of $13,722,000 as of October 31, 2012. The increase in backlog over the prior year amount is primarily due to certain infrastructure project work in the Middle East which is driving increased demand for our pipeline products produced in the UK. The backlog of orders has some seasonality due to the construction season. During fiscal 2013, 2012 and 2011, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

        We own the following trademarks that we believe are of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company's business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons®, a trademark for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; Tapecoat®, a trademark for corrosion preventative surface coatings and primers; Maflowrap®, a trademark for anti-corrosive tapes incorporating self-adhesive mastic or rubber backed strips, made of plastic materials; Royston®, a trademark for corrosion inhibiting coating composition for use on pipes; Eva-Pox® and Ceva®, trademarks for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid applied coating and lining systems used in the water and wastewater industry; ServiWrap® trademarks for pipeline protection tapes, coatings and accessories; NEPTCO®, a trademark used in conjunction with most of NEPTCO's business and product line marketing material and communications; NEPTAPE®, a trademark for coated shielding and insulation materials used in the wire and cable industry; Muletape®, a trademark for pulling and installation tapes sold to the telecommunications industry; and Tracesafe®, a trademark for detection tapes sold to the water and gas industry. Additionally, Insulfab®, a trademark for insulation material used in the aerospace industry, was included as part of the sale of the Company's Insulfab product line that was completed in October 2013. We do not have any other material trademarks, licenses, franchises, or concessions. While we do hold various patents, at this time, we do not believe that they are material to the success of our business.

Working Capital

        We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities. We have historically funded acquisitions through additional borrowings and term loans from our bank lenders.

Research and Development

        Approximately $3,395,000, $2,958,000 and $2,452,000 was spent for Company-sponsored research and development during fiscal 2013, 2012 and 2011, respectively. Research and development increased in both fiscal 2013 and 2012 primarily due to our continued product development efforts that are directed towards seizing new business opportunities for our established product lines.

Available Information

        Chase maintains a website at http://www.chasecorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after they are filed or furnished with the SEC. Our Code of Conduct and Ethics and the charters for the Audit Committee, the Nominating and Governance Committee and the Compensation and Management Development Committee of our Board of Directors are also available on our Internet site. The Code of Conduct and Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Paula Myers, Shareholder and Investor Relations Department, at 26 Summer Street, Bridgewater, Massachusetts 02324. Our Internet site and the information contained on it or connected to it are not part of or incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC's website at http://www.sec.gov.

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

        Our sales and net income are largely dependent on sales from a consistent and well established customer base. Organic growth opportunities are minimal; however, we have used and will continue to use strategic acquisitions as a means to build and grow the business. In this business environment, increases or decreases in market share could have a material effect on our business condition or results of operation. We face intense competition from a diverse range of competitors, including operating divisions of companies much larger and with far greater resources than we have. If we are unable to maintain our market share, our business could suffer.

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

        Even if we do identify a suitable acquisition target and are able to negotiate and close a transaction, the integration of an acquired business into our operations involves numerous risks, including potential difficulties in integrating an acquired company's product line with ours; the diversion of our resources and management's attention from other business concerns; the potential loss of key employees; limitations imposed by antitrust or merger control laws in the United States or other jurisdictions; risks associated with entering a new geographical or product market; and the day-to-day management of a larger and more diverse combined company. In June 2012, for example, we completed the acquisition of NEPTCO Incorporated, which represented approximately 39% of our consolidated total assets as of the end of fiscal 2012, making it the largest acquisition in the Company's history.

        We may not realize the synergies, operating efficiencies, market position or revenue growth we anticipate from acquisitions and our failure to effectively manage the above risks could have a material adverse effect on our business, growth prospects and financial performance.

Our results of operations could be adversely affected by uncertain economic and political conditions and the effects of these conditions on our customers' businesses and levels of business activity.

        Global economic and political conditions can affect the businesses of our customers and the markets they serve. A severe or prolonged economic downturn or a negative or uncertain political climate could adversely affect the levels of business activity of our customers and the industries they serve, including the automotive, housing, construction, pipeline, energy, transportation infrastructure and electronics industries. This may reduce demand for our products or depress pricing of those products, either of which may have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.

General economic factors, domestically and internationally, may also adversely affect our financial performance through increased raw material costs or other expenses and by making access to capital more difficult.

        The cumulative effect of higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, unsettled financial markets, and other economic factors could adversely affect our financial condition by increasing our manufacturing costs and other expenses at the same time that our customers may be scaling back demand for our products. Prices of certain commodity products, including oil and petroleum-based products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, weather events, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors can increase our merchandise costs and/or selling, general and administrative expenses, and otherwise adversely affect our operating results. Recent turmoil in the credit markets may limit our ability to access debt capital for use in acquisitions or other purposes on advantageous terms or at all. If we are unable to manage our expenses in response to general economic conditions and margin pressures, or if we are unable to obtain capital for strategic acquisitions or other needs, then our results of operations would be negatively affected.

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

We are dependent on key personnel.

        We depend significantly on our executive officers including our Chairman and Chief Executive Officer, Peter R. Chase, and our President and Chief Operating Officer, Adam P. Chase, and on other key employees. The loss of the services of any of these key employees could have a material impact on our business and results of operations. In addition, our acquisition strategy will require that we attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on our ability to remain competitive in the future.

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

        We currently have several ongoing projects to streamline our manufacturing operations, which include the redesign and consolidation of certain manufacturing facilities. We anticipate a reduction of overhead costs as a result of these projects, to the extent that we can effectively leverage assets, personnel, and business processes in the transition of production among manufacturing facilities. However, uncertainty is inherent within the facility redesign and consolidation process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.

Financial market performance may have a material adverse effect on our pension plan assets and require additional funding requirements.

        Significant and sustained declines in the financial markets may have a material adverse effect on the fair market value of the assets of our pension plans. While these pension plan assets are considered non-financial assets since they are not carried on our balance sheet, the fair market valuation of these assets could impact our funding requirements, funded status or net periodic pension cost. Any significant and sustained declines in the fair market value of these pension assets could require us to increase our funding requirements, which would have an impact on our cash flow, and could also lead to additional pension expense.

New regulations related to conflict minerals could adversely impact our business.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as "conflict minerals" (tin, tungsten, tantalum, or gold). As a result, the SEC has adopted annual disclosure and reporting requirements concerning the supply chain for those public companies that use conflict minerals that are necessary to the functionality or production of their products. These new requirements will require companies to perform certain reasonable country of origin and due diligence exercises to determine if any of their sourced conflict minerals originated from the Democratic Republic of Congo (DRC) and adjoining countries. The first report under these rules is due in May 2014, to cover calendar year 2013.

        Our efforts to comply with this provision are currently underway. There are costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free "conflict minerals", we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, some of our customers may choose to disqualify us as a supplier if we are unable to verify that any conflict minerals used in our products are not sourced from the covered countries.

Failure or compromise of security with respect to an operating or information system or portable electronic device could adversely affect our results of operations and financial condition or the effectiveness of our internal controls over operations and financial reporting.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        Not applicable

ITEM 2—PROPERTIES

        We own and lease office and manufacturing properties as outlined in the table below.

Location	Square Feet	Owned / Leased	Principal Use
Bridgewater, MA	5,200	Owned	Corporate headquarters and executive office
Westwood, MA	20,200	Leased	Global Operations Center including research and development, sales and administrative services
Randolph, MA	77,500	Owned	We ceased manufacturing of products at this location effective December 2012, and this facility is currently being used for storage of inventory and fixed assets.
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paterson, NJ	40,000	Owned/Leased	We own the building and lease the land from the landowner. Currently, the building is being leased to a tenant and the land is being sub-leased.
Taylorsville, NC (a)	50,000	Leased	Manufacture of flexible packaging for industrial and retail use, as well as tape and related products for the electronic and telecommunications industries
Blawnox, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
O'Hara Township, PA	109,000	Owned	Manufacture and sale of protective electronic coatings, expansion joints and accessories
Evanston, IL	100,000	Owned	Manufacture and sale of protective coatings and tape products
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Pawtucket, RI	70,400	Owned	Manufacture and sale of laminated film foils for the electronics and cable industries, and offices for sales and administrative services
Granite Falls, NC	108,000	Owned	Manufacture and sale of pulling and detection tapes, and fiber optic strength elements, as well as research and development services
Lenoir, NC	110,000	Owned	Manufacture and sale of laminated film foils and cover tapes
Winnersh, Berkshire, England	18,800	Leased	Manufacture and sale of protective electronic coatings
Rye, East Sussex, England	36,600	Owned	Manufacture and sale of protective coatings and tape products
Paris, France	1,350	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market
Mississauga, Canada	2,500	Leased	Distribution center for Canadian market supply chain demands
Rotterdam, Netherlands	2,500	Leased	Distribution center for European market supply chain demands
Suzhou, China	48,000	Leased	Manufacture of packaging tape products for the electronics industries

(a)
In October 2013, the Insulfab® business that is manufactured at our Taylorsville, NC facility was sold to an unrelated third party. Along with the sale of the business, the third party assumed the lease of this facility.

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

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning our Executive Officers as of August 31, 2013. Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Peter R. Chase	65	Chairman of the Board of the Company since February 2007, and Chief Executive Officer of the Company since September 1993.
Adam P. Chase	41	President of the Company since January 2008, Chief Operating Officer of the Company since February 2007. Adam Chase is the son of Peter Chase.
Kenneth L. Dumas	42	Chief Financial Officer and Treasurer of the Company since February 2007.

 PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE MKT under the symbol CCF. As of October 31, 2013, there were 405 shareholders of record of our Common Stock and we believe that there were approximately 3,092 beneficial shareholders who held shares in nominee name. On that date, the closing price of our common stock was $30.26 per share as reported by the NYSE MKT.

        The following table sets forth the high and low daily sales prices for our common stock as reported by the NYSE MKT for each quarter in the fiscal years ended August 31, 2013 and 2012:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$19.00	$15.51	$15.20	$9.83
Second Quarter	19.68	17.02	16.94	12.25
Third Quarter	19.94	16.98	16.46	11.49
Fourth Quarter	30.75	19.52	17.07	10.80

        Single annual cash dividend payments were declared and paid subsequent to year end in the amounts of $0.45, $0.40, and $0.35 per common share, for the years ended August 31, 2013, 2012 and 2011, respectively. Certain of our borrowing facilities contain financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

        The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the "S&P 500 Index"), and a composite peer index that is weighted by market equity capitalization (the "Peer Group Index"). The companies included in the Peer Group Index are American Biltrite Inc., Material Sciences Corporation, H.B. Fuller Company, Quaker Chemical Corporation and RPM International, Inc. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2008 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

	2008	2009	2010	2011	2012	2013
Chase Corp	$100	$68	$76	$79	$103	$192
S&P 500 Index	$100	$82	$86	$102	$120	$142
Peer Group Index	$100	$77	$84	$105	$144	$185

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

	Fiscal Years Ended August 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data
Revenues from continuing operations	$216,062	$148,919	$123,040	$118,743	$91,236

Income from continuing operations, net of taxes	$16,740	$9,264	$10,931	$10,726	$5,315
Income from discontinued operations, net of taxes	—	—	—	1,790	1,070

Net income	$16,740	$9,264	$10,931	$12,516	$6,385
Add: net loss attributable to non-controlling interest	474	74	—	—	—

Net income attributable to Chase Corporation	$17,214	$9,338	$10,931	$12,516	$6,385
Net income available to common shareholders, per common and common equivalent share:
Basic:
Continuing operations	$1.90	$1.03	$1.22	$1.22	$0.62
Discontinued operations	—	—	—	0.20	0.13

Net income per common and common equivalent share	$1.90	$1.03	$1.22	$1.42	$0.75
Diluted:
Continuing operations	$1.87	$1.03	$1.22	$1.21	$0.60
Discontinued operations	—	—	—	0.20	0.12

Net income per common and common equivalent share	$1.87	$1.03	$1.22	$1.41	$0.72
Balance Sheet Data
Total assets	$224,360	$214,832	$128,909	$123,201	$91,066
Long-term debt	58,800	64,400	8,267	12,667	—
Total stockholders' equity	113,860	99,645	91,880	81,531	70,213
Cash dividends paid per common and common equivalent share	$0.40	$0.35	$0.35	$0.20	$0.35

        The Electronic Manufacturing Services business was sold in June 2010 and the financial results of this previously reported segment are classified as discontinued operations in the above financial data schedule.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Revenues	$216,062	$148,919	$123,040

Net income	$16,740	$9,264	$10,931
Add: net loss attributable to non-controlling interest	474	74	—

Net income attributable to Chase Corporation	$17,214	$9,338	$10,931

Increase in revenues from prior year
Amount	$67,143	$25,879	$4,297
Percentage	45%	21%	4%
Increase/(Decrease) in net income, net of taxes from prior year
Amount	$7,476	$(1,667)	$205
Percentage	80%	(15)%	2%
Percentage of revenues:
Revenues	100%	100%	100%
Expenses:
Cost of products and services sold	68%	68%	65%
Selling, general and administrative expenses	20	21	22
Acquisition related costs	—	2	—

Income before income taxes	12	9	13
Income taxes	4	3	4

Net income	8%	6%	9%

Overview

        Benefitting from having the operating results of NEPTCO, which was acquired in June 2012, included for the full fiscal year, the Company set record highs in fiscal 2013 for both revenues and net income. Additionally, favorable product mix and our continued efforts to consolidate production facilities, streamline operations and reduce overhead costs have improved our profitability. Revenues from the Industrial Materials segment exceeded prior year results primarily due to the inclusion of sales from NEPTCO as well as increased sales from our electronic coatings, laminated durable paper, and wire and cable products. These favorable sales were partially offset by a reduction in our product sales to our aerospace and transportation markets compared to those realized in the prior year.

        Revenues from our Construction Materials segment were slightly down from the prior year primarily due to decreased project demand earlier in the fiscal year from our pipeline coatings products produced at our UK facility. These decreases were partially offset by increased sales of our pipeline products and coating and lining systems, as well as increased demand for our private label products, which are all manufactured domestically. Additionally, in the fourth quarter of fiscal 2013, we started to see increased order activity for certain Middle East infrastructure project work that was previously delayed.

        In the upcoming fiscal year, we will continue with our integration of NEPTCO operations, as well as our global ERP system implementation which was initiated in fiscal 2013 and will continue through December 2014. Additionally, consolidation efforts will remain a priority and other key strategies will include targeted marketing initiatives supported by new product development, as well as continued emphasis on identifying potential acquisition targets. Our balance sheet continues to remain strong, with cash on hand of $30.0 million and a current ratio of 3.1. Our $15.0 million line of credit is fully available, while the balance of our term debt is $64.4 million.

        The Company has two reportable segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire and Cable Materials • Electronic Coatings • Custom Products • NEPTCO Products	Protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, flexible composites and laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and cover tapes essential to delivering semiconductor components via tape and reel packaging; the joint venture also produces fiber optic strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress (see Note 15 to the Consolidated Financial Statements included in this Report for further details regarding the joint venture).
Construction Materials	• Pipeline Coatings • Construction Products • Coating & Lining Systems • Private Label

Protective coatings and tape products including coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Results of Operations

Revenues and Operating Profit by Segment are as follows:

	Revenues	Income Before Income Taxes		% of Revenues
	(Dollars in thousands)
Fiscal 2013
Industrial Materials	$163,474	$26,400	(a)	16%
Construction Materials	52,588	6,463		12%

	$216,062	32,863		15%

Less corporate and common costs		(7,053	)(b)

Income before income taxes		$25,810

Fiscal 2012
Industrial Materials	$95,988	$17,643	(c)	18%
Construction Materials	52,931	4,913		9%

	$148,919	22,556		15%

Less corporate and common costs		(8,560	)(d)

Income before income taxes		$13,996

Fiscal 2011
Industrial Materials	$75,744	$16,850	(e)	22%
Construction Materials	47,296	4,452		9%

	$123,040	21,302		17%

Less corporate and common costs		(5,129)

Income before income taxes		$16,173

(a)
Includes $564 of expenses related to inventory step up in fair value related to the NEPTCO acquisition, $521 of pension related settlement costs due to the timing of lump sum distributions, and idle facility costs of $185 from our Paterson, NJ and Randolph, MA facilities.

(b)
Includes $595 of pension related settlement costs due to the timing of lump sum distributions.

(c)
Includes $828 of expenses related to inventory step up in fair value related to the NEPTCO acquisition, $303 of pension related settlement costs due to the timing of lump sum distributions, and idle facility costs of $270 from our Paterson, NJ and Webster, MA facilities.

(d)
Includes $3,206 in acquisition related expenses, partially offset by a gain of $425 related to Evanston, IL sale leaseback transaction

(e)
Includes idle facility costs of $706 from our Paterson, NJ and Oxford, MA facilities

Total Revenues

        Total revenues in fiscal 2013 increased $67,143,000 or 45% to $216,062,000 from $148,919,000 in the prior year. Revenues in our Industrial Materials segment increased $67,486,000 or 70% to $163,474,000 for the year ended August 31, 2013 compared to $95,988,000 in fiscal 2012. The increase in revenues from our Industrial Materials segment in fiscal 2013 was primarily due to increased sales of: (a) $63,452,000 from NEPTCO product offerings which we acquired in the fourth quarter of the last fiscal year; (b) $3,779,000 from our global electronic coatings product line; and (c) $2,253,000 from our laminated durable paper products. These increases were partially offset by decreased sales in the aerospace and transportation market of $835,000.

        Revenues from our Construction Materials segment decreased $343,000 or 1% to $52,588,000 for the year ended August 31, 2013 compared to $52,931,000 for fiscal 2012. The decreased sales from our Construction Materials segment in fiscal 2013 was primarily due to reduced sales of $2,266,000 in pipeline products produced at our UK facility as a result of lower project demand primarily in the Middle East, as well as decreased sales of

$2,108,000 from our highway construction products. These decreases were partially offset by increased sales of: (a) $2,397,000 from our coating and lining systems; (b) $827,000 from pipeline products produces at our North America facilities; and (c) $805,000 from our private label products due to increased demand from some of our key customers.

        Royalties and commissions in the Industrial Materials segment were $2,414,000, $2,425,000 and $2,122,000 for the years ended August 31, 2013, 2012 and 2011, respectively. The increase in royalties and commissions in both fiscal 2013 and 2012 over fiscal 2011 was due to increased sales of electronic coating products by our licensed manufacturer in Asia.

        Export sales from domestic operations to unaffiliated third parties were $22,827,000, $21,204,000 and $19,715,000 for the years ended August 31, 2013, 2012 and 2011, respectively. The growth in our export sales in both fiscal 2013 and 2012 was due to export sales from our NEPTCO products.

        Total revenues in fiscal 2012 increased $25,879,000 or 21% to $148,919,000 from $123,040,000 in the prior year. Revenues in our Industrial Materials segment increased $20,244,000 or 27% to $95,988,000 for the year ended August 31, 2012 compared to $75,744,000 in fiscal 2011. The increase in revenues from our Industrial Materials segment in fiscal 2012 was primarily due to: (a) sales of $14,826,000 from NEPTCO operations, which we acquired in June 2012; (b) increased sales of $4,912,000 from our wire and cable product line as we continued to benefit from strong demand in the power cable and communication cable markets; and (c) increased sales of $1,492,000 from our laminated durable paper products. These increases were partially offset by decreased sales in the aerospace and transportation market of $1,948,000. Revenues from our Construction Materials segment increased $5,635,000 or 12% to $52,931,000 for the year ended August 31, 2012 compared to $47,296,000 for fiscal 2011. The increased sales from our Construction Materials segment in fiscal 2012 were primarily due to increased sales of: (a) $2,923,000 from our pipeline products due to greater demand for products produced at our UK facility; (b) $1,805,000 from our highway construction products; and (c) $767,000 from our private label products due to increased demand from some of our key customers.

Cost of Products and Services Sold

        Cost of products and services sold increased $44,786,000 or 44% to $146,035,000 for the fiscal year ended August 31, 2013 compared to $101,249,000 in fiscal 2012. As a percentage of revenues, cost of products and services sold remained flat at 68% in fiscal 2013 and fiscal 2012.

        The following table summarizes the relative percentages of costs of products and services sold to revenues for both of our operating segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2013	2012	2011
Industrial Materials	67%	67%	64%
Construction Materials	68%	69%	67%

Total	68%	68%	65%

        Cost of products and services sold in our Industrial Materials segment was $110,051,000 for the fiscal year ended August 31, 2013 compared to $64,539,000 in fiscal 2012. As a percentage of revenues, cost of products and services sold in this segment remained relatively flat year over year. The current fiscal year was negatively impacted by the following: (a) a full year of costs of the NEPTCO JV, which has higher cost of products sold as a percentage of revenues, as opposed to the prior year only including two months of the NEPTCO JV costs (acquired in June 2012); (b) the current year includes expenses of $564,000 due to the fair value inventory step up related to the NEPTCO acquisition; and (c) the current year includes accrued transition costs of $150,000 related to our move from our Randolph plant. These increases in costs were offset by a more favorable product sales mix in the current fiscal year, as well as the inclusion of the following costs in the prior fiscal year: (a) expense of $828,000 due to the fair value inventory step up related to the NEPTCO acquisition; (b) moving expenses of $324,000 related to our plant transition from Webster to Oxford and Camberley to Winnersh; (c) accrued transition costs of $550,000 related to our move from our Randolph plant; and (d) certain supplier inconsistencies that resulted in excess waste and incremental expenses of $345,000 related to the utilization of specialized testing facilities for analyzing incoming raw materials for proper specifications.

        Cost of products and services sold in our Construction Materials segment was $35,984,000 for the fiscal year ended August 31, 2013 compared to $36,710,000 in fiscal 2012. As a percentage of revenues, cost of products and services sold in the Construction Materials segment decreased slightly due to a positive sales mix earlier in the fiscal year as we had increased sales of higher margin products coupled with decreased sales of lower margin products.

        In fiscal 2012, cost of products and services sold increased $20,932,000 or 26% to $101,249,000 for the fiscal year ended August 31, 2012 compared to $80,317,000 in fiscal 2011. As a percentage of revenues, cost of products and services sold increased to 68% in fiscal 2012 compared to 65% for fiscal 2011. Cost of products and services sold in our Industrial Materials segment was $64,539,000 for the fiscal year ended August 31, 2012 compared to $48,474,000 in fiscal 2011. As a percentage of revenues, cost of products and services sold in this segment increased due to the fair value inventory step up related to the NEPTCO acquisition, the moving expenses related to our plant transitions to Oxford and Winnersh, the accrued transition costs related to our Randolph plant, and supplier inconsistencies, each of which is noted above. Cost of products and services sold in our Construction Materials segment was $36,710,000 for the fiscal year ended August 31, 2012 compared to $31,843,000 in fiscal 2011. As a percentage of revenues, cost of products and services sold in the Construction Materials segment increased primarily due to higher raw material costs, increased sales of lower margin products, and decreased sales of higher margin products.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $13,064,000 or 43% to $43,236,000 during fiscal 2013 compared to $30,172,000 in fiscal 2012. The dollar increase in fiscal 2013 was primarily attributable to increased sales as well as incremental expenses from NEPTCO, which was acquired in June 2012, and included amortization of additional intangible assets of $2,209,000. Additionally, the current year includes $595,000 of pension related settlement costs due to the timing of lump sum distributions, as well as $1,700,000 of increased incentive compensation expense due to the fiscal 2013 financial results, increased incentive compensation for NEPTCO employees, and overall plan design. As a percentage of revenues, however, selling, general and administrative expenses decreased to 20% of total revenues in fiscal 2013 compared to 21% for fiscal 2012. The percentage decrease is attributable to management's continued emphasis on controlling costs, including reduced travel, advertising, and other selling related expenses.

        During fiscal 2012, selling, general and administrative expenses increased $3,392,000 to $30,172,000, compared to $26,780,000 in fiscal 2011. As a percentage of revenues, selling, general and administrative expenses decreased to 21% in fiscal 2012 compared to 22% for fiscal 2011. This decrease was primarily due to our continued emphasis on controlling costs and leveraging fixed overhead.

        In fiscal 2013, we had recoveries of previously identified bad debt that exceeded additions to bad debt expense for the year, resulting in a net gain of $114,000. The gain of $114,000 in fiscal 2013 compared to bad debt expense, net of recoveries, of $155,000 and $127,000 in fiscal 2012 and 2011, respectively. The increase in bad debt expense in fiscal 2012 was primarily due to financial difficulties for some of our international customers as well as overall increased receivable balances due to higher sales. We continue with our strict adherence to our established credit policies and continue to closely monitor the accounts receivable function while taking a proactive approach to the collections process.

Acquisition related costs

        In fiscal 2012, we incurred $3,206,000 of acquisition costs related to our acquisition of NEPTCO. This acquisition was accounted for as a business combination in accordance with the accounting standards, and as such all related professional service fees (i.e., banking, legal, accounting, actuarial, etc.) were expensed as incurred during the year ended August 31, 2012.

Interest Expense

        Interest expense increased $896,000 to $1,294,000 in fiscal 2013 compared to $398,000 in fiscal 2012. The increase in interest expense in fiscal 2013 as compared to fiscal 2012 is a direct result of incurring a full year of interest expense on the term note related to the June 2012 acquisition of NEPTCO. Interest expense increased $202,000 to $398,000 in fiscal 2012 compared to $196,000 in fiscal 2011 primarily due to the NEPTCO acquisition financing.

Other Income

        Other income increased $211,000 to $313,000 in fiscal 2013 compared to $102,000 in fiscal 2012. Other income primarily includes interest income and foreign exchange gains and losses caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. The increase in other income in fiscal 2013 as compared to the prior year is primarily due to foreign exchange gains driven by the strengthening of the pound sterling during the current fiscal year.

        Other income decreased $324,000 to $102,000 in fiscal 2012 compared to $426,000 in fiscal 2011. In fiscal 2012, other income includes a gain of $425,000 recognized on deposit payments previously received on the sale of our Evanston, IL property. We took back control and ownership of this leased asset which was previously sold by us under a seller financing arrangement. The increase in other income is partially offset by the foreign exchange losses caused by the continued weakening of both the pound sterling and the euro.

Income Taxes

        The effective tax rate for fiscal 2013 was 35.1% as compared to 33.8% and 32.4% in fiscal 2012 and 2011, respectively. In all three years, we have received the benefit of the domestic production deduction and foreign rate differential. The increased effective tax rate in fiscal 2013 is primarily due to a less favorable effective state income tax rate than realized in the prior fiscal year. The effective tax rate of 33.8% for fiscal 2012 compares unfavorably to 2011 due to non-deductible acquisition related expenses, offset by a favorable effective state income tax rate.

Non-controlling Interest

        The net loss from non-controlling interest relates to a joint venture in which we have, through our NEPTCO subsidiary, a 50% ownership interest. The joint venture between NEPTCO and its joint venture partner (an otherwise unrelated party) is managed and operated on a day-to-day basis by NEPTCO. The purpose of this joint venture is to combine the elements of each member's fiber optic strength businesses.

Net Income attributable to Chase Corporation

        Net income in fiscal 2013 increased $7,876,000 or 84% to $17,214,000 compared to $9,338,000 in fiscal 2012. The increase in net income in fiscal 2013 was primarily due to the inclusion of NEPTCO, and the favorable mix on product sales as discussed previously. These increases were partially offset by expenses related to the acceleration of defined benefit plan settlement costs of $1,223,000 resulting from the timing of lump sum distributions to participants. Additionally, net income in the prior year period was negatively impacted by the following: (a) $3,206,000 in acquisition related expenses; (b) expenses of $828,000 in inventory fair value step up related to the NEPTCO acquisition; (c) plant transition and moving expenses of $874,000; and (d) accelerated pension settlement charges of $550,000 resulting from the timing of lump sum distributions.

        Net income in fiscal 2012 decreased $1,593,000 or 15% to $9,338,000 compared to $10,931,000 in fiscal 2011. The decrease in net income in fiscal 2012 was a result of the following factors: (a) $3,206,000 in acquisition related expenses; (b) expenses of $828,000 in inventory fair value step up related to the NEPTCO acquisition; and (c) acceleration of defined benefit plan settlement costs of $550,000 resulting from the timing of lump sum distributions to participants. In addition, there was an increase in plant transition and moving expenses of $874,000 during fiscal 2012.

Other Important Performance Measures

        We believe that EBITDA and Adjusted EBITDA are useful performance measures. They are used by our executive management team and board of directors to measure operating performance, to allocate resources, to evaluate the effectiveness of our business strategies and to communicate with our board of directors and investors concerning our financial performance. EBITDA and Adjusted EBITDA are non-GAAP financial measures.

        We define EBITDA as follows: net income attributable to Chase Corporation before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization from intangible assets. We define Adjusted EBITDA as EBITDA excluding costs related to our acquisitions, costs of products sold related to inventory step-up to fair value, and settlement (gains) or losses resulting from lump sum distributions to participants from our defined benefit plan.

        The use of EBITDA and Adjusted EBITDA has limitations and these performance measures should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

        The following table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Years Ended August 31,
	2013	2012	2011
Net income attributable to Chase Corporation	$17,214	$9,338	$10,931
Interest expense	1,294	398	196
Income taxes	9,070	4,775	5,242
Depreciation expense	5,872	3,262	2,759
Amortization expense	4,793	2,710	2,309

EBITDA	$38,243	$20,483	$21,437
Acquisition related costs (a)	—	3,206	—
Cost of sale of inventory step-up (b)	564	828	—
Pension curtailment and settlement costs (c)	1,223	550	—

Adjusted EBITDA	$40,030	$25,067	$21,437

(a)
Represents costs related to our June 2012 acquisition of NEPTCO

(b)
Represents expenses related to the step-up in fair value of inventory through purchase accounting from the June 2012 acquisition of NEPTCO

(c)
Represents pension related curtailment and settlement costs due to the timing of lump sum distributions

Liquidity and Sources of Capital

        Our cash balance increased $14,817,000 to $29,997,000 at August 31, 2013 from $15,180,000 at August 31, 2012. This was a result of cash flows generated from operations during the fiscal year, offset by principal payments on outstanding debt, equipment purchases, and payment of our fiscal 2012 annual dividend. Our cash balance increased $198,000 to $15,180,000 at August 31, 2012 from $14,982,000 at August 31, 2011. The increased cash balance at August 31, 2012 was a result of cash flows generated from operations during the fiscal year and $7,268,000 in cash acquired as part of the NEPTCO acquisition, offset by principal payments on outstanding debt, equipment purchases, and payment of our annual dividend.

        Cash provided by operations was $28,157,000 for the year ended August 31, 2013 compared to $13,946,000 in fiscal 2012 and $9,303,000 in fiscal 2011. Cash provided by operations during fiscal 2013 was primarily due to operating income, offset by decreased accrued expenses and increased inventory balances. Cash provided by operations during fiscal 2012 was primarily due to operating income and decreased inventory as a result of higher sales volumes, offset by decreased accounts payable and increased accounts receivable balances. Cash provided by operations during fiscal 2011 was primarily due to operating income offset by increased purchases of inventory, as we strategically built up our inventory to facilitate certain manufacturing plant transition plans, and made bulk purchases of key raw materials to take advantage of favorable pricing terms.

        The ratio of current assets to current liabilities was 3.1 as of August 31, 2013 compared to 2.8 as of August 31, 2012. The increase in our current ratio at August 31, 2013 was primarily attributable to an increase in our overall cash balance due to cash flows generated from operations during the fiscal year, as well as the classification of the Insulfab product line assets being held for sale as of fiscal year end (see Note 18 to the consolidated financial statements included in this Report).

        Cash used in investing activities was $3,580,000 for the year ended August 31, 2013 compared to $67,090,000 in fiscal 2012 and $4,172,000 in fiscal 2011. During fiscal 2013, cash used in investing activities was primarily due to $3,043,000 paid for purchases of machinery and equipment at our manufacturing locations, and $354,000 of professional legal services for new patent work that have been capitalized as intangibles. During fiscal 2012, cash used in investing activities was primarily due to payments totaling $62,217,000, net of cash acquired, for the acquisition of NEPTCO and $5,230,000 paid for purchases of machinery and equipment at our manufacturing locations. During fiscal 2011, cash used in investing activities was primarily due to $1,930,000 paid for machinery and equipment and improvements made for our Oxford, MA facility, $827,000 paid for machinery and equipment and improvements made for our facility in O'Hara Township, PA, $605,000 paid related to the build out of our leased property in Winnersh, UK, and cash paid for purchases of machinery and equipment at our other manufacturing locations. These cash outflows were partially offset by additional proceeds during fiscal 2011 of $1,478,000 received from the sale of our Chase EMS business.

        Cash used in financing activities was $9,614,000 for the year ended August 31, 2013 compared to cash provided by financing activities of $53,508,000 in fiscal 2012 and cash used in financing activities of $7,729,000 in fiscal 2011. During fiscal 2013, cash used in finance activities was primarily due to our annual dividend payment and payments made on the bank loans used to finance our acquisition of NEPTCO. During fiscal 2012, cash provided by financing activities primarily resulted from $70,000,000 in term debt used to finance our acquisition of NEPTCO, offset by payments of $10,667,000 to retire our previously held term notes with Bank of America and RBS Citizens, payments on our line of credit arrangement, and payment of our annual dividend. Additionally, we paid the final two scheduled promissory note payments of $1,000,000 each to the former CIM shareholders in accordance with the CIM stock purchase agreement, described in more detail below. During fiscal 2011, cash used in financing activities reflected our annual dividend payment and payments made on the bank loans we used to finance our prior year acquisitions of CIM and ServiWrap. Additionally, we paid the first of three scheduled promissory note payments of $1,000,000 to the CIM shareholders in accordance with the CIM stock purchase agreement.

        On October 13, 2011, we announced a cash dividend of $0.35 per share (totaling $3,165,000) to shareholders of record on October 31, 2011 and payable on December 5, 2011.

        On October 23, 2012, we announced a cash dividend of $0.40 per share (totaling $3,626,000) to shareholders of record on November 2, 2012 and payable on December 5, 2012.

        On October 23, 2013, we announced a cash dividend of $0.45 per share (totaling approximately $4,080,000) to shareholders of record on November 5, 2013 and payable on December 4, 2013.

        In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the "Credit Facility"). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio. At August 31, 2013, the applicable interest rate was 1.93% per annum and the outstanding principal amount was $64,400,000. We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 which began in September 2012 and continue through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017. The Credit Facility matures in June 2017. Prepayment of the Credit Facility is allowed at any time.

        As part of the financing for this acquisition, we also obtained a new revolving line of credit with Bank of America (the "Revolver") totaling $15,000,000, which replaced our then existing $10,000,000 line. The Revolver bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank's base lending rate. As of August 31, 2013 and October 31, 2013, the entire amount of $15,000,000 was available for use. The Revolver is scheduled to mature in June 2017. This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2014 and future periods.

        Our credit agreement with Bank of America, which outlines the terms of both the Credit Facility and the Revolver, contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness. It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the credit agreement) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of August 31, 2013.

        We currently have several on-going capital projects that are important to our long term strategic goals. Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

        We may also consider the acquisition of companies or other assets this year or in future periods which are complementary to our business. We believe that our existing resources, including cash on hand and our Revolver, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months. However, there can be no assurances that additional financing will be available on favorable terms, if at all.

        To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

        We have no material off balance sheet arrangements.

Contractual Obligations

        The following table summarizes our contractual cash obligations at August 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years
	(Dollars in thousands)
Long-term debt including estimated interest	$68,385	$6,845	$17,473	$44,067	$—
Operating leases	7,243	856	1,379	1,302	3,706
Capital leases	40	17	23	—	—
Purchase Obligations	10,976	10,976	—	—	—

Total (1) (2)	$86,644	$18,694	$18,875	$45,369	$3,706

(1)
We may be required to make payments related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $900,000 as of August 31, 2013 have been excluded from the contractual obligations table above. See Note 7 "Income Taxes" to the Consolidated Financial Statements for further information.

(2)
This table does not include the expected payments for our obligations for pension and other post-retirement benefit plans. As of August 31, 2013, we had recognized an accrued benefit liability of $7,840,000 representing the unfunded benefit obligations of the pension benefit plans. See Note 9 "Benefits and Pension Plans" to the Consolidated Financial Statements for further information, including expected pension benefit payments for the next 10 years.

Recently Issued Accounting Standards

        In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." This ASU amends ASC 350, "Intangibles—Goodwill and Other" to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have an impact on our consolidated financial position, results of operations or cash flows.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of this ASU is only disclosure related and will not have an impact on our consolidated financial position, results of operations, comprehensive income or cash flows. ASU 2013-02 will become effective for us in fiscal 2014.

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

Inventories

        We value inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. We estimate excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions and record adjustments to reduce inventories to their estimated net realizable value. The failure to accurately forecast demand may lead to additional excess and obsolete inventory and future charges.

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

        Goodwill is also reviewed at least annually for impairment. We perform our annual goodwill impairment assessment during the fourth fiscal quarter of each year. When evaluating the potential impairment of goodwill we first assess a range of qualitative factors, including but not limited to, industry conditions, the competitive environment, changes in the market for our products and services, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units relative to expected historical or projected future operating results. If after completing this assessment, it is determined that it is more that than likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

        In the first step of this testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including intangible assets). If the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference in that period.

        When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by particular assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, current and anticipated operating conditions, any terminal sales value at the end of the period under review. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time. See Note 4 to the Consolidated Financial Statements included in this Report.

Revenues

        We recognize revenue when persuasive evidence of an arrangement exists, performance of our obligation is complete, our price to the buyer is fixed or determinable, and we are reasonably assured of collecting. This is typically at the time of shipment or upon receipt by the customer based on contractual terms. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment by customers. We analyze various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of operating income. Commissions are recognized when earned and payments are received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

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

Forward-Looking Information

        From time to time, we may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, acquisition or consolidation strategies, anticipated sources of capital, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934, as amended) may contain forward-looking statements reflecting our current views concerning potential or anticipated future events or developments, including our strategic goals for future fiscal periods. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of our business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on our business and results of operations; technological developments; performance issues with suppliers and subcontractors; our ability to renew existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; our ability to comply with new regulatory requirements without undue expense or other difficulties; rapid technology changes and the highly competitive environment in which we operate. These risks and uncertainties also include those risks outlined under Item 1A (Risk Factors) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We limit the amount of credit exposure to any one issuer. At August 31, 2013, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

        Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European currency denoted customers. As of August 31, 2013, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at August 31, 2013
GBP	British Pound	$6,473,000
EUR	Euro	$2,530,000
CNY	Chinese Yuan	$157,000
CAD	Canadian Dollar	$102,000

        We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

        We recognized a foreign currency translation loss for the year ended August 31, 2013 in the amount of $419,000 related to our European operations which is recorded in other comprehensive income (loss) within our Statement of Equity. We do not have or utilize any derivative financial instruments.

        We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $64,400,000 at August 31, 2013. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" and Note 16—"Fair Value Measurements" to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Chase Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, MA
November 14, 2013

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,
	2013	2012
ASSETS
Current Assets
Cash & cash equivalents	$29,997	$15,180
Accounts receivable, less allowance for doubtful accounts of $696 and $817	32,084	31,621
Inventories	32,048	32,323
Prepaid expenses and other current assets	1,826	1,810
Assets held for sale	1,905	—
Deferred income taxes	2,115	2,208

Total current assets	99,975	83,142
Property, plant and equipment, net	45,192	49,279
Other Assets
Goodwill	37,815	37,785
Intangible assets, less accumulated amortization of $17,554 and $12,847	31,781	36,363
Cash surrender value of life insurance	7,278	7,145
Restricted investments	1,094	874
Funded pension plan	1,014	—
Other assets	211	244

	$224,360	$214,832

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,416	$11,559
Accrued payroll and other compensation	7,046	5,219
Accrued expenses	5,171	6,005
Accrued income taxes	2,161	1,892
Current portion of long-term debt	5,600	5,600

Total current liabilities	32,394	30,275
Long-term debt, less current portion	58,800	64,400
Deferred compensation	1,897	1,775
Accumulated pension obligation	7,834	7,702
Other liabilities	108	92
Deferred income taxes	9,467	10,943

Commitments and Contingencies (Notes 6, 8 and 19)
Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,066,115 shares at August 31, 2013 and 9,001,582 shares at August 31, 2012 issued and outstanding	907	900
Additional paid-in capital	13,336	12,109
Accumulated other comprehensive loss	(5,163)	(5,030)
Retained earnings	103,734	90,146

Chase Corporation stockholders' equity	112,814	98,125
Non-controlling interest related to NEPTCO joint venture (Note 15)	1,046	1,520

Total equity	113,860	99,645

Total liabilities and equity	$224,360	$214,832

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2013	2012	2011
Revenues
Sales	$213,648	$146,494	$120,918
Royalties and commissions	2,414	2,425	2,122

	216,062	148,919	123,040

Costs and Expenses
Cost of products and services sold	146,035	101,249	80,317
Selling, general and administrative expenses	43,236	30,172	26,780
Acquisition related costs	—	3,206	—

Operating income	26,791	14,292	15,943
Interest expense	(1,294)	(398)	(196)
Other income	313	102	426

Income before income taxes	25,810	13,996	16,173
Income taxes	9,070	4,732	5,242

Net income	$16,740	$9,264	$10,931
Add: net loss attributable to non-controlling interest	474	74	—

Net income attributable to Chase Corporation	$17,214	$9,338	$10,931

Net income available to common shareholders, per common and common equivalent share
Basic	$1.90	$1.03	$1.22
Diluted	$1.87	$1.03	$1.22
Weighted average shares outstanding
Basic	8,860,972	8,761,262	8,721,452
Diluted	8,978,438	8,786,750	8,763,808

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Years Ended August 31,
	2013	2012	2011
Net income	$16,740	$9,264	$10,931
Other comprehensive income:
Net unrealized gain on restricted investments, net of tax of $20, $20 and $21, respectively	85	33	35
Change in funded status of pension plans, net of tax of $281, $297 and $232, respectively	201	(493)	(389)
Foreign currency translation adjustment	(419)	(904)	1,418

Total other comprehensive income (loss)	(133)	(1,364)	1,064

Comprehensive income	16,607	7,900	11,995
Comprehensive loss attributable to non-controlling interest	474	74	—

Comprehensive income attributable to Chase Corporation	$17,081	$7,974	$11,995

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share and per share amounts

	Common Stock			Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital		Retained Earnings	Chase Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance at August 31, 2010	8,780,988	$878	$9,210	$(4,730)	$76,173	$81,531	$—	$81,531
Restricted stock grants, net of forfeitures	132,985	13	(13)			—		—
Amortization of restricted stock grants			1,138			1,138		1,138
Amortization of stock option grants			530			530		530
Common stock issuance	823		14			14		14
Exercise of stock options	73,500	7	379			386		386
Common stock received for payment of stock option exercises	(23,053)	(2)	(384)			(386)		(386)
Excess tax benefit (expense) from stock based compensation			(37)			(37)		(37)
Common stock retained to pay statutory minimum withholding taxes on common stock	(12,333)	(1)	(159)			(160)		(160)
Cash dividend paid, $0.35 per share					(3,131)	(3,131)		(3,131)
Change in funded status of pension plan, net of tax of $232				(389)		(389)		(389)
Foreign currency translation adjustment				1,418		1,418		1,418
Net unrealized gain on restricted investments, net of tax of $21				35		35		35
Net income					10,931	10,931		10,931

Balance at August 31, 2011	8,952,910	$895	$10,678	$(3,666)	$83,973	$91,880	$—	$91,880
Restricted stock grants, net of forfeitures	98,135	10	(10)			—		—
Amortization of restricted stock grants			1,448			1,448		1,448
Amortization of stock option grants			563			563		563
Common stock issuance	2,205		29			29		29
Non-controlling Interest—NEPTCO joint venture							1,594	1,594
Excess tax benefit (expense) from stock based compensation			209			209		209
Common stock retained to pay statutory minimum withholding taxes on common stock	(51,668)	(5)	(808)			(813)		(813)
Cash dividend paid, $0.35 per share					(3,165)	(3,165)		(3,165)
Change in funded status of pension plan, net of tax of $297				(493)		(493)		(493)
Foreign currency translation adjustment				(904)		(904)		(904)
Net unrealized gain on restricted investments, net of tax of $20				33		33		33
Net income					9,338	9,338	(74)	9,264

Balance at August 31, 2012	9,001,582	$900	$12,109	$(5,030)	$90,146	$98,125	$1,520	$99,645
Restricted stock grants, net of forfeitures	71,801	7	(7)	—	—	—	—	—
Amortization of restricted stock grants	—	—	1,145	—	—	1,145	—	1,145
Amortization of stock option grants	—	—	466	—	—	466	—	466
Common stock issuance	566	0	10	—	—	10	—	10
Exercise of stock options	49,042	5	557	—	—	562	—	562
Common stock received for payment of stock option exercises	(20,284)	(2)	(486)	—	—	(488)	—	(488)
Excess tax benefit (expense) from stock based compensation	—	—	622	—	—	622	—	622
Common stock retained to pay statutory minimum withholding taxes on common stock	(36,592)	(3)	(1,080)	—	—	(1,083)	—	(1,083)
Cash dividend paid, $0.40 per share	—	—	—	—	(3,626)	(3,626)	—	(3,626)
Change in funded status of pension plan, net of tax of $281	—	—	—	201	—	201	—	201
Foreign currency translation adjustment	—	—	—	(419)	—	(419)	—	(419)
Net unrealized gain on restricted investments, net of tax of $20	—	—	—	85	—	85	—	85
Net income	—	—	—	—	17,214	17,214	(474)	16,740

Balance at August 31, 2013	9,066,115	$907	$13,336	$(5,163)	$103,734	$112,814	$1,046	$113,860

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Dollars in thousands

	Years Ended August 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,740	$9,264	$10,931
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposal/sale of fixed assets	(8)	32	(6)
Depreciation	5,872	3,172	2,759
Amortization	4,793	2,716	2,309
Cost of sale of inventory step-up	564	828	—
Provision (recovery) for allowance for doubtful accounts	(114)	155	127
Stock based compensation	1,621	2,040	1,682
Realized gain on restricted investments	(51)	(22)	(18)
Increase (decrease) in cash surrender value life insurance	52	(37)	37
Pension curtailment and settlement loss	1,223	550	—
Excess tax (expense) benefit from stock based compensation	(622)	(209)	37
Deferred taxes	(1,385)	(1,442)	(527)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(363)	(1,717)	(301)
Inventories	(1,240)	942	(6,059)
Prepaid expenses & other assets	8	(55)	(497)
Accounts payable	886	(2,683)	522
Accrued expenses	(791)	(174)	(215)
Accrued income taxes	850	408	(1,555)
Deferred compensation	122	178	77

Net cash provided by operating activities	28,157	13,946	9,303

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,043)	(5,230)	(4,496)
Cost to acquire intangible assets	(354)	(74)	—
Contingent purchase price paid for acquisition	(141)	(358)	(272)
Payments for acquisitions, net of cash acquired	84	(62,217)	—
Proceeds from sale of fixed assets	105	1,032	11
Net proceeds from sale of discontinued operations	—	—	1,478
Contributions from restricted investments, net	(48)	(60)	(54)
Payments for cash surrender value life insurance	(183)	(183)	(839)

Net cash used in investing activities	(3,580)	(67,090)	(4,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	313	79,331	3,538
Payments of principal on debt	(5,913)	(22,054)	(7,938)
Dividend paid	(3,626)	(3,165)	(3,131)
Proceeds from exercise of common stock options	74	—	386
Payments of statutory minimum taxes on stock options and restricted stock	(1,083)	(813)	(547)
Excess tax (expense) benefit from stock based compensation	621	209	(37)

Net cash (used in) provided by financing activities	(9,614)	53,508	(7,729)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	14,963	364	(2,598)
Effect of foreign exchange rates on cash	(146)	(166)	240
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	15,180	14,982	17,340

CASH & CASH EQUIVALENTS, END OF PERIOD	$29,997	$15,180	$14,982

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

  (v)
  pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and power, data and video cables for commercial buildings;

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

        As part of the Company's purchase of NEPTCO in June 2012, it also acquired NEPTCO's 50% ownership stake in its financially- controlled joint venture, NEPTCO JV LLC ("JV"). Given the Company's controlling financial interest, the JV's assets and liabilities as of August 31, 2013 and 2012, and the results of operations beginning June 27, 2012, have been consolidated within the Company's consolidated balance sheet and the related consolidated statements of operations and cash flows. An offsetting amount equal to 50% of net assets and net loss of the JV has also been recorded within the Company's consolidated financial statements to non-controlling interest, representing the joint venture partner's 50% ownership stake and pro rata share in net results of the JV.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than the October 2013 sale of the Company's Insulfab product line described in Note 18, and the cash dividend announced on October 23, 2013 of $0.45 per share to shareholders of record on November 5, 2013 payable on December 4, 2013, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date, but prior to filing, that would require recognition or disclosure in its consolidated financial statements.

Revisions to Previously Issued Financial Statements

        During the third quarter of fiscal 2013, an immaterial error was identified in the presentation of two line items within the operating activities section of the Company's previously reported statement of cash flows for the year ended August 31, 2012. The Company revised the statement of cash flows to correct the presentation of two line items within the operating activities section. This revision to the statement of cash flows results in pension curtailment and settlement loss changing from ($550) to $550 and accrued compensation and other expenses changing from $926 to ($174) for the year ended August 31, 2012. There was no impact on the comparing balance sheet as of August 31, 2012 or the related statement of operations, statement of other comprehensive income, total cash provided by operating activities or overall cash flows.

        During the fourth quarter of fiscal 2013, the Company identified an immaterial error in the balance sheet classification of an item within the Company's previously reported unaudited financial statements for the first three quarters of fiscal 2013. In those fiscal quarters, the Company properly recorded pension settlement losses that resulted from lump sum distributions to pension plan participants in earnings but did not properly reclassify the amount out of Equity—Accumulated Other Comprehensive Income. As a result, the following unaudited balance sheet accounts were revised from their previously reported amounts:

	Previously reported (unaudited) For the fiscal quarters ended,			As Revised (unaudited) For the fiscal quarters ended,
	11/30/12	2/28/13	5/31/13	11/30/12	2/28/13	5/31/13
Liabilities and Equity
Accumulated pension obligation	7,508	8,012	7,618	7,180	6,814	6,420
Accrued income taxes	1,460	11	1,058	1,573	424	1,471
Accumulated other comprehensive loss	(4,567)	(5,916)	(5,818)	(4,353)	(5,131)	(5,033)

        Accordingly, comprehensive income as previously reported in the unaudited financial statements, was understated by $214 and $571 for the fiscal quarters ended November 30, 2012 and February 28, 2013, respectively, and understated by $214, $785 and $785 for the fiscal year to date periods ended November 30, 2012, February 28, 2013 and May 31, 2013, respectively. Even though the correction of the error is not material to the financial statements for the fourth quarter of fiscal 2013, the Company revised the amounts previously reported in the unaudited interim-financial statements for the year ended August 31, 2013. There was no impact on the Company's unaudited statement of operations or statement of cash flows for any of the previously reported periods.

        During the fourth quarter of fiscal 2013, as part of the review of the final purchase price allocation related to the NEPTCO acquisition, additional information became available to the Company outside the measurement period that identified the need to correct the amount previously used in the calculation of the tax basis of the NEPTCO Joint Venture. This immaterial correction resulted in a decrease in the non-current deferred tax liabilities of $1,655, a decrease in the current deferred tax assets of $647, and a decrease to goodwill of $1,008 as of August 31, 2012. The Company has revised the prior period balance sheet to reflect the appropriate presentation of these line items. There was no impact on the working capital, statement of operations, statement of other comprehensive income, or cash flows.

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

Goodwill

        The Company accounts for goodwill in accordance with ASC Topic 350, "Intangibles—Goodwill and Other." The Company identified several reporting units within each of its two operating segments. These are used to evaluate the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating the potential impairment of goodwill, the Company will first assess a range of qualitative factors, including but not limited to, industry conditions, the competitive environment, changes in the market for our products and services, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units relative to expected historical or projected future operating results. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

        In the first step of this testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including intangible assets). If the carrying value of a reporting unit's goodwill exceeds its implied fair value, we

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

record an impairment loss equal to the difference in that period. The key assumptions incorporated in the discounted cash flow approach include projected operating income, changes in working capital, projected capital expenditures, estimated terminal sales value and a discount rate equal to the assumed long-term cost of capital. Cash flows may be adjusted to exclude certain non-recurring or unusual items. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time.

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

Restricted Investments and Deferred Compensation

        The Company has a non-qualified deferred savings plan that covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's restricted investments and corresponding deferred compensation liability under the plan were $1,094 and $874 at August 31, 2013 and 2012, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders' equity.

Split-Dollar Life Insurance Arrangements

        The net liability related to these postretirement benefits was calculated as the difference between the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured's death. The Company prepared its calculation by using mortality assumptions which are based on the IRS 2013 Combined Static Mortality Table, and a 1.52% discount rate. The Company's net liability related to these postretirement obligations was $56 and $48 at August 31, 2013 and 2012, respectively.

Revenues

        The Company recognizes revenue when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. This is typically at the time of shipment or upon receipt by the customer based on contractual terms. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment by customers. The Company

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

analyzes various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of operating income. Commissions are recognized when earned and payments are received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

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

        In addition, the Company offers certain sales incentives based on sales levels as they are earned.

Research and Product Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $3,395, $2,958 and $2,452 for the years ended August 31, 2013, 2012 and 2011, respectively.

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

Stock Based Compensation

        In accordance with the accounting for stock based compensation guidance, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. This includes restricted stock, restricted stock units and stock options. The guidance allows for the continued use of the simplified method as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis for estimating expected term. The Company uses the short cut method to calculate the historical windfall tax pool.

        Stock-based compensation expense recognized in fiscal years 2013, 2012 and 2011 was $1,621, $2,040 and $1,682, respectively.

        The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected Dividend yield	2.2%	2.3%	2.0%
Expected life	6.0 years	6.0 years	6.0 years
Expected volatility	33.0%	30.0%	30.0%
Risk-free interest rate	1.6%	2.2%	2.5%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Expected volatility is determined by looking at a combination of historical volatility over the past seven years as well as implied volatility going forward.

Translation of Foreign Currency

        The financial position and results of operations of the Company's HumiSeal Europe Ltd and Chase Protective Coatings Ltd businesses are measured using the UK pound sterling as the functional currency, and the financial position and results of operations of the Company's HumiSeal Europe SARL business in France are measured using euros as the functional currency. Revenues and expenses of these businesses have been translated at average exchange rates. Assets and liabilities have been translated at the year-end exchange rates. Translation gains and losses are being recorded as a separate component of shareholders' equity. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other income on the consolidated statements of operations.

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

Net Income Per Share

        The Company has unvested share-based payments awards with a right to receive nonforfeitable dividends, which are considered participating securities under ASC Topic 260, "Earnings Per Share" ("ASC 260"). The Company allocates earnings to participating securities and computes earnings per share using the two class method.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, unrealized gains and losses on marketable securities and adjustments related to the change in the funded status of the pension plans.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive loss, a component of stockholders' equity, is composed of the following: (1) cumulative unrealized gains on restricted investments, net of taxes; (2) cumulative changes in the pension and postretirement plan liabilities, net of taxes; and (3) cumulative translation adjustments, net of taxes. The components of accumulated other comprehensive income (loss) consists of the following as of August 31, 2013 and 2012:

	2013	2012
Unrealized gains on restricted investments, net of tax	$143	$59
Pension and postretirement plan liabilities, net of tax benefit	(3,578)	(3,779)
Foreign currency translation adjustment	(1,728)	(1,310)

Accumulated other comprehensive income (loss)	$(5,163)	$(5,030)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Non-controlling Interest

        A legal entity is subject to the consolidation rules of ASC Topic 810, "Consolidations" ("ASC 810") if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support or the equity investors lack certain specified characteristics of a controlling financial interest. Based on the criteria in ASC 810, the Company determined that its joint venture agreement qualifies as a variable interest entity ("VIE"). The purpose of the joint venture is to combine the elements of NEPTCO's and the joint venture partner's (an otherwise unrelated party) fiber optic strength element businesses. Under ASC 810, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest. The reporting entity shall be deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The reporting entity that consolidates a VIE is called the "primary beneficiary" of that VIE. The Company determined that it is the primary beneficiary of the VIE primarily due to Chase directing the activities that most significantly impact the VIE's economic performance, which is the actual management and operation of the joint venture and having the obligation to absorb losses and the right to receive benefits from the VIE that could potentially be significant to the VIE through our equity investment in the VIE. As a result, the Company has consolidated the operations of the joint venture in its consolidated financial statements.

Segments

        The segment reporting topic of the Financial Accounting Standards Board ("FASB") codification establishes standards for reporting information about operating segments. The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for this segmentation is distinguished by the nature of the products and how they are delivered to their respective markets. The Industrial Materials segment reflects specified products that are used in or integrated into another company's product with demand dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites and laminates for the packaging and industrial laminate markets. Effective with its acquisition in June 2012, the full listing of NEPTCO products and services are included in the Industrial Materials segment. The Construction Materials segment reflects its construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Recently Issued Accounting Standards

        In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." This ASU amends ASC 350, "Intangibles—Goodwill and Other" to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of this ASU is only

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

disclosure related and will not have an impact on the Company's consolidated financial position, results of operations, comprehensive income or cash flows. ASU 2013-02 will become effective for the Company in fiscal 2014.

Note 2—Inventories

        Inventories consist of the following as of August 31, 2013 and 2012:

	2013	2012
Raw materials	$14,545	$12,388
Work in process	5,967	7,384
Finished goods	11,536	12,551

Total Inventories	$32,048	$32,323

Note 3—Property, Plant and Equipment

        Property, plant and equipment consist of the following as of August 31, 2013 and 2012:

	2013	2012
Property, Plant and Equipment
Land and improvements	$5,719	$5,734
Buildings	20,943	20,373
Machinery and equipment	44,284	43,738
Leasehold improvements	2,034	2,160
Construction in progress	3,763	5,811

	76,743	77,816
Accumulated depreciation	(31,551)	(28,537)

Property, plant and equipment, net	$45,192	$49,279

        The majority of construction in progress relates to machinery and equipment upgrades and enhancements at the NEPTCO manufacturing facilities to improve operational efficiency.

Note 4—Goodwill and Intangible Assets

        The changes in the carrying value of goodwill, by operating segment, are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2011	$10,661	$7,399	$18,060
Acquisition of NEPTCO, Inc.	—	19,668	19,668
Acquisition of Capital Services—additional earnout	87	—	87
Acquisition of Paper Tyger—additional earnout	—	68	68
Acquisition of Metronelec assets—additional earnout	—	203	203
Foreign currency translation adjustment	(8)	(293)	(301)

Balance at August 31, 2012	$10,740	$27,045	$37,785
Acquisition of NEPTCO, Inc.—working capital settlement	—	(84)	(84)
Acquisition of Paper Tyger—additional earnout	—	141	141
Foreign currency translation adjustment	(5)	(22)	(27)

Balance at August 31, 2013	$10,735	$27,080	$37,815

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The Company's goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company identified several reporting units within each of its two operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management's best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs, and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows.

        The Company performs impairment reviews annually each fourth quarter (as of its fiscal year end, August 31st) and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. For fiscal 2013, the Company's review indicated no impairment of goodwill.

        As of August 31, 2013, the Company had a total goodwill balance of $37,815 related to its acquisitions, of which $1,635 remains deductible for income taxes.

        Intangible assets subject to amortization consist of the following as of August 31, 2013 and 2012:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2013
Patents and agreements	11.9 years	$3,198	$2,200	$998
Formulas	9.1 years	5,772	2,238	3,534
Trade names	5.7 years	6,345	2,055	4,290
Customer lists and relationships	10.2 years	34,020	11,061	22,959

		$49,335	$17,554	$31,781

August 31, 2012
Patents and agreements	12.1 years	$2,849	$2,177	$672
Formulas	9.1 years	5,791	1,683	4,108
Trade names	5.7 years	6,360	1,022	5,338
Customer lists and relationships	10.2 years	34,210	7,965	26,245

		$49,210	$12,847	$36,363

        Aggregate amortization expense related to intangible assets for the years ended August 31, 2013, 2012 and 2011 was $4,793, $2,710 and $2,309, respectively. As of August 31, 2013 estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2014	$4,941
2015	4,748
2016	4,685
2017	4,248
2018	4,017

$22,639

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

        The Company recognized cash surrender value of life insurance policies, net of loans of $5 at August 31, 2013 and 2012, secured by the policies, with the following carriers as of August 31, 2013 and 2012:

	2013	2012
John Hancock	$4,450	$4,343
John Hancock (formerly Manufacturers' Life Insurance Company)	1,009	954
Metropolitan Life Insurance	1,739	1,768
Other life insurance carriers	80	80

	$7,278	$7,145

        Subject to periodic review, the Company intends to maintain these policies through the lives or retirements of the insureds.

Note 6—Long-Term Debt and Notes Payable

        Long-term debt consists of the following at August 31, 2013 and 2012:

	2013	2012

Term note payable to bank in 19 quarterly installments that began in September 2012. The principal amount of the quarterly installments is $1,400 through June 2014, increasing to $1,750 per quarter thereafter through June 2015, and to $2,100 per quarter thereafter through March 2017. Interest is payable monthly at LIBOR rate plus 175 to 225 basis points, based upon the Company's consolidated leverage ratios (effective interest rate of 1.93% at August 31, 2013). Quarterly principal payments will continue through March 2017, and Chase will repay the remaining principal balance plus any interest due on the term note maturity date of June 27, 2017.

	$64,400	$70,000

	64,400	70,000
Less portion payable within one year classified as current	(5,600)	(5,600)

Long-term debt, less current portion	$58,800	$64,400

        The Company has a revolving line of credit totaling $15,000 with Bank of America that bears interest at London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending on the consolidated leverage ratio of Chase Corporation, or, at our option, at the bank's base lending rate. As of August 31, 2013, the entire amount of $15,000 was available for use. The revolving line of credit is scheduled to mature in June 2017. This revolving line of credit allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2014 and future periods.

        Our credit agreement with Bank of America, which outlines the terms of both the term note payable and the revolving line of credit, contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness. It also requires the Company to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the agreement) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the agreement) of at least 1.25 to 1.00. The Company was in compliance with its debt covenants as of August 31, 2013.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 7—Income Taxes

        Domestic and foreign pre-tax income for the years ended August 31, 2013, 2012 and 2011 was:

	Year Ended August 31,
	2013	2012	2011
United States	$23,562	$12,767	$14,419
Foreign	2,248	1,229	1,754

	$25,810	$13,996	$16,173

        The provision (benefit) for income taxes for the years ended August 31, 2013, 2012 and 2011 was:

	Year Ended August 31,
	2013	2012	2011
Current:
Federal	$8,112	$5,073	$4,536
State	1,652	392	210
Foreign	1,043	287	1,039

Total current income tax provision	10,807	5,752	5,785

Deferred:
Federal	(1,302)	(860)	(47)
State	(92)	(150)	2
Foreign	(343)	(10)	(498)

Total deferred income tax benefit	(1,737)	(1,020)	(543)

Total income tax provision	$9,070	$4,732	$5,242

        The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company's combined federal, state and foreign effective tax rate as a percentage before taxes for fiscal 2013, 2012 and 2011, net of offsets generated by federal, state and foreign tax benefits, was 35.1%, 33.8% and 32.4%, respectively. The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate for the years ended August 31, 2013, 2012 and 2011:

	Year Ended August 31,
	2013	2012	2011
Federal statutory rates	35.0%	35.0%	35.0%

Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	3.8%	1.1%	1.1%
Domestic production deduction	(3.3)%	(3.5)%	(3.0)%
Foreign tax rate differential	(0.7)%	(0.6)%	(0.7)%
Adjustment to uncertain tax position	(1.1)%	(1.3)%	—
Transaction costs not deductible	—	2.6%	—
Research credit generated	(1.2)%	(0.8)%	(0.7)%
Noncontrolling partnership interest	0.6%	—	—
Tax effect of undistributed earnings	0.6%	0.1%	0.3%
Other	1.4%	1.2%	0.4%

Effective income tax rate	35.1%	33.8%	32.4%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effect of temporary differences on the Company's income tax provision:

	Year Ended August 31,
	2013	2012	2011
Current income tax provision	$10,807	$5,752	$5,785

Deferred provision (benefit):
Allowance for doubtful accounts	(15)	(39)	9
Inventories	(259)	(640)	(248)
Pension expense	(207)	446	210
Deferred compensation	(51)	(70)	(15)
Loan finance costs	66	(116)	—
Accruals	861	(177)	(56)
Warranty reserve	—	(56)	(6)
Depreciation and amortization	(1,836)	(701)	66
Restricted stock grant	(102)	(74)	(391)
Unrepatriated earnings	1,572	(133)	1,137
Foreign taxes net of unrepatriated earnings	(1,425)	497	(1,086)
Foreign amortization	(105)	(134)	(112)
Other accrued expenses	(236)	177	(51)

Total deferred income tax benefit	(1,737)	(1,020)	(543)

Total income tax provision	$9,070	$4,732	$5,242

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2013	2012
Current:
Deferred tax assets:
Allowance for doubtful accounts	$330	$314
Inventories	1,291	1,032
Accruals	504	858
Warranty reserve	82	82

Current deferred tax assets	2,207	2,286

Deferred tax liabilities:
Prepaid liabilities	(92)	(78)

Current deferred tax liabilities	(92)	(78)

Current deferred tax assets, net	2,115	2,208

Noncurrent:
Deferred tax assets:
Pension accrual	2,162	2,138
Deferred compensation	775	724
Loan finance costs	50	116
Unrealized gain/loss on restricted investments	(23)	(4)
Restricted stock grants	1,122	1,029
Non qualified stock options	16	16
Foreign tax credits	6,326	4,901
Foreign other	256	39
Other	—	331

Noncurrent deferred tax assets	10,684	9,290

Deferred tax liabilities:
Unrepatriated earnings	(6,515)	(4,901)
Foreign intangibles	118	18
Depreciation and amortization	(13,780)	(15,350)
Other	26	—

Noncurrent deferred tax liabilities	(20,151)	(20,233)

Noncurrent deferred tax liabilities, net	(9,467)	(10,943)

Net deferred tax liabilities	$(7,352)	$(8,735)

        A summary of the Company's adjustments to its uncertain tax positions in fiscal years ended August 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Balance, at beginning of the year	$1,180	$893	$887
Increase for tax positions related to the current year	17	19	50
Increase / (decrease) for tax positions related to prior years	73	(176)	(44)
Increase for amounts recorded in acquisition accounting	—	465	—
Decreases for settlements with applicable taxing authorities	—	(21)	—
Decreases for lapses of statute of limitations	(370)	—	—

Balance, at end of year	$900	$1,180	$893

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The unrecognized tax benefits mentioned above include an aggregate of $410 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $10, net of federal tax expense, was recorded as a tax expense during the current fiscal year. The Company does not anticipate that its accrual for uncertain tax positions will be reduced by a material amount over the next twelve month period, as it does not expect to settle any potential disputed items with the appropriate taxing authorities nor does it expect the statute of limitations to expire for any items.

        The Company is subject to U.S. federal income tax, as well as to income tax of multiple state and foreign tax jurisdictions. The statute of limitations for all material U.S. federal, state, and local tax filings remains open for fiscal years subsequent to 2009. In addition, the statute of limitations with regard to certain federal tax returns of the entities acquired in the NEPTCO acquisition remains open for 2004 and 2005. For foreign jurisdictions, the statute of limitations remains open in the UK for fiscal years subsequent to 2009 and in France for fiscal years subsequent to 2012.

Note 8—Capital and Operating Leases

        The Company is obligated under various capital and operating leases, primarily for real property and equipment. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), and the present value of future minimum capital lease payments as of August 31, 2013, are as follows:

Year ending August 31,	Future Capital Lease Payments	Future Operating Lease Payments
2014	$17	$856
2015	16	705
2016	7	674
2017	—	659
2018	—	644
2019 and thereafter	—	3,706

Total future minimum lease payments	$40	$7,244

Less: interest (at rates ranging from 4% to 8%)	(4)

	$36
Less: current portion	(14)

	$22

        Total rental expense for all operating leases amounted to $1,761, $1,178 and $1,103 for the years ended August 31, 2013, 2012 and 2011, respectively.

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

        NEPTCO has two 401(k) savings plans, one for union employees and one for non-union employees. Under these plans, substantially all employees of NEPTCO are eligible to participate by making before-tax contributions to these plans. Participants may elect to defer between 1% and 10% of their annual compensation. The Company may contribute $0.75 for each $1.00 of participant deferrals up to 3% of the non-union participant's compensation. The Company may match union employee contributions by $0.50 for each $1.00 of participant deferrals up to 3% of the participant's compensation.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The Company's contribution expense for all 401(k) plans was $351, $294 and $297 for the years ended August 31, 2013, 2012 and 2011, respectively.

Non-Qualified Deferred Savings Plan

        The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $1,094 and $874 at August 31, 2013 and 2012, respectively.

Pension Plans

        The Company has non-contributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan ("Qualified Plan") and an unfunded supplemental plan ("Supplemental Plan") designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The Qualified Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2013.

        Effective December 1, 2008, a soft freeze in the Qualified Plan was adopted whereby no new employees hired will be admitted to the Qualified Plan, with the exception of the International Association of Machinists and Aerospace Workers Union whose contract was amended in June 2012 to include a soft freeze whereby any employees hired after the effective date of July, 15, 2012 will not be admitted to the plan. All eligible participants who were previously admitted to the plan prior to the December 1, 2008 and July 15, 2012 soft freeze dates, respectively, will continue to accrue benefits as detailed in the plan agreements.

        NEPTCO has a defined benefit pension plan ("NEPTCO Pension Plan") covering substantially all of its union employees at its Pawtucket facility. This plan was frozen effective October 31, 2006, and as a result, no new participants can enter the plan and the benefits of current participants were frozen as of that date. The benefits are based on years of service and the employee's average compensation during the earlier of five years before retirement, or October 31, 2006. The NEPTCO Pension Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the NEPTCO Pension Plan is August 31, 2013.

        The following tables reflect the status of the Company's pension plans for the years ended August 31, 2013, 2012 and 2011:

	Year Ended August 31,
	2013	2012	2011
Change in benefit obligation
Projected benefit obligation at beginning of year	$17,322	$13,953	$12,044
Acquired benefit obligation for Neptco pension plan	—	1,806	—
Service cost	352	482	526
Interest cost	503	532	430
Actuarial (gain) loss	1,019	1,908	1,013
Curtailments	24	—	—
Settlements	(3,443)	(1,316)	—
Benefits paid	(126)	(43)	(60)

Projected benefit obligation at end of year	$15,651	$17,322	$13,953

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

	Year Ended August 31,
	2013	2012	2011
Change in plan assets
Fair value of plan assets at beginning of year	$9,405	$7,235	$6,022
Fair value of Neptco pension plan assets	—	884	—
Actual return on plan assets	690	752	519
Employer contribution	2,300	1,893	754
Settlements	(3,443)	(1,316)	—
Benefits paid	(126)	(43)	(60)

Fair value of plan assets at end of year	$8,826	$9,405	$7,235

Funded status at end of year	$(6,825)	$(7,917)	$(6,718)
Amounts recognized in consolidated balance sheets
Non-current assets	$1,014	$—	$—
Current liabilities	(5)	(215)	(5)
Non-current liabilities	(7,834)	(7,702)	(6,713)

Net amount recognized in Consolidated Balance Sheets	$(6,825)	$(7,917)	$(6,718)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$13,842	$14,735	$11,954
Projected benefit obligations	$15,651	$17,322	$13,953
Plan assets at fair value	$8,826	$9,405	$7,235
Amounts recognized in accumulated other comprehensive Income
Prior service cost	$67	$82	$156
Net actuarial loss	5,561	6,029	5,164

Adjustment to pre-tax accumulated other comprehensive income	$5,628	$6,111	$5,320

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) or loss	$979	$1,691	$934
Amortization of loss	(250)	(276)	(239)
Prior service cost	—	—	—
Amortization of prior service cost	(13)	(74)	(74)
Effect of settlement on accumulated other comprehensive income	(1,198)	(550)	—

Total recognized in other comprehensive income	(482)	791	621
Net periodic pension cost	1,690	1,378	829

Total recognized in net periodic pension cost and other comprehensive income	$1,208	$2,169	$1,450

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$3	$14	$74
Net actuarial loss or (gain)	293	337	276

        Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Components of net periodic pension cost for the fiscal years ended August 31, 2013, 2012 and 2011 included the following:

	Year Ended August 31,
	2013	2012	2011
Components of net periodic benefit cost
Service cost	$352	$482	$526
Interest cost	503	532	430
Expected return on plan assets	(651)	(536)	(440)
Amortization of prior service cost	13	74	74
Amortization of accumulated (gain)/loss	250	276	239
Settlement and curtailment (gain)/loss	1,223	550	—

Net periodic benefit cost	$1,690	$1,378	$829

        Weighted-average assumptions used to determine benefit obligations as of August 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Discount rate
Qualified plan	4.54%	3.40%	4.73%
Supplemental plan	3.76%	3.14%	3.00%
Neptco plan	4.63%	3.77%	N/A
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%
Neptco plan	0.00%	0.00%	N/A

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Discount rate
Qualified plan	3.40%	4.73%	4.45%
Supplemental plan	3.14%	3.00%	2.51%
Neptco plan	3.77%	4.08%	N/A
Expected long-term return on plan assets
Qualified plan	8.00%	8.00%	8.00%
Supplemental plan	0.00%	0.00%	0.00%
Neptco plan	8.00%	8.00%	N/A
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%
Neptco plan	0.00%	0.00%	N/A

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company's primary pension obligation, of approximately $73 for the Qualified Plan and $29 for the Supplemental Plan. For the current fiscal year, the NEPTCO Pension Plan expense is insignificant so sensitivity disclosure is not presented. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company's targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $76 for the Qualified Plan. No rate of return is assumed for the Supplemental Plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

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

        The Qualified Plan has the following target allocation and weighted-average asset allocations as of August 31, 2013, 2012 and 2011:

		Percentage of Plan Assets as of August 31,
	Target Allocation Range
Asset Category		2013	2012	2011
Equity securities	40-70%	56%	54%	53%
Debt securities	20-50%	40%	39%	42%
Real estate	0-15%	4%	5%	5%
Other	0-10%	0%	2%	0%

Total	100%	100%	100%	100%

NEPTCO Pension Plan Assets

        The investment policy for the NEPTCO Pension Plan is based on ERISA standards for prudent investing. The fundamental goal underlying the investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plan as these obligations come due. The primary investment objectives include maximization of return within reasonable and prudent levels of risk, provision of returns

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

comparable to returns for similar investment options, provision of exposure to a wide range of investment opportunities in various asset classes and vehicles, control administrative and management costs, provision of appropriate diversification within investment vehicles, and govern investment manager's adherence to stated investment objectives and style.

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

        The NEPTCO Pension Plan has the following target allocation and weighted-average asset allocations as of August 31, 2013 and 2012:

		Percentage of Plan Assets as of August 31,
	Target Allocation Range
Asset Category		2013	2012
Equity securities	20-65%	56%	50%
Debt securities	35-80%	44%	50%

Total	100%	100%	100%

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

        The following table presents the Company's pension plans' assets at August 31, 2013 and 2012 by asset category:

		Fair value measurements at August 31, 2013:				Fair value measurements at August 31, 2012:
	August 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	August 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Equity securities	$4,939	$4,056	$883	$—	$5,240	$4,567	$673	$—
Debt securities	3,553	2,795	758	—	3,745	3,037	708	—
Real estate	334	—	334	—	420	—	420	—
Other	—	—	—	—	—	—	—	—

Total	$8,826	$6,851	$1,975	$—	$9,405	$7,604	$1,801	$—

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

Estimated Future Benefit Payments

        The following pension benefit payments (which include expected future service) are assumed to be paid in each of the following fiscal years based on the participants' normal retirement age:

Year ending August 31,	Pension Benefits
2014	$7,667
2015	262
2016	277
2017	357
2018	771
2019-2023	$2,820

        The Company contributed $2,300, $1,893 and $754 to fund its obligations under the pension plans for the years ended August 31, 2013, 2012 and 2011, respectively. The Company plans to make the necessary contributions during fiscal 2014 to ensure their pension plans continue to be adequately funded given the current market conditions.

Note 10—Stockholders' Equity

2013 Equity Incentive Plan

        In October 2012, the Company adopted and the stockholders subsequently approved the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2013 Plan is 1,200,000. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2013, the Company had not yet made any awards under the 2013 Plan.

2005 Incentive Plan

        In November 2005, the Company adopted and the stockholders subsequently approved the 2005 Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2005 Plan was initially 1,000,000. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2013, 77,174 shares remained available for future grant under the 2005 Plan.

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

Restricted Stock

Employees and Executive Management

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

        In August 2010, the Board of Directors of the Company approved the fiscal year 2011 Long Term Incentive Plan ("LTIP") for the executive officers. The fiscal 2011 LTIP is an equity based plan with a grant date of September 1, 2010. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service based restricted stock grant of 32,835 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2013, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 16,417 shares in the aggregate, and a vesting date of August 31, 2013, for which compensation expense was recognized on a ratable basis over the vesting period.

        Based on the fiscal year 2011 financial results, 32,835 additional shares of restricted stock (total of 65,670 shares) were earned and granted subsequent to the end of fiscal year 2011 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award.

        In April 2011, the Board of Directors of the Company approved a plan for issuing a time-based restricted stock grant of 4,249 shares in the aggregate to certain non-executive officer employees, with an issue date of April 30, 2011 and a vesting date of April 30, 2014. Compensation expense is being recognized on a ratable basis over the vesting period.

        In August 2011, the Board of Directors of the Company approved the fiscal year 2012 LTIP for the executive officers. The fiscal 2012 LTIP is an equity based plan with a grant date of September 1, 2011. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service based restricted stock grant of 33,798 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2014, for which compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 16,899

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

shares in the aggregate, and a vesting date of August 31, 2014, for which compensation expense is recognized on a ratable basis over the vesting period.

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

        In October 2012, the Board of Directors of the Company approved the fiscal year 2013 LTIP for the executive officers and other members of management. The 2013 LTIP is an equity based plan with a grant date of October 22, 2012. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service based restricted stock grant of 11,861 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2014, for which compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 16,505 and 1,931 shares in the aggregate, with a vesting date of August 31, 2015 and August 31, 2013, respectively, for which compensation expense is recognized on a ratable basis over the vesting period.

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

        Beginning in 2013, the annual retainer for non-employee members of the Board of Directors includes a combined total of $144 of Chase Corporation common stock, in the form of restricted stock valued in conjunction with the start of the new year of board service which generally coincides with the Company's annual shareholder meeting. The stock award vests one year from the date of grant. In February 2013, non-employee members of the Board received a total grant of 7,706 shares of restricted stock for service for the period from January 31, 2013 through January 31, 2014. The shares of restricted stock will vest at the conclusion of this service period. Compensation is being recognized on a ratable basis over the twelve month vesting period.

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

        In October 2012, the Board of Directors of the Company approved the fiscal year 2013 LTIP for the executive officers and other members of management. The 2013 LTIP is an equity based plan with a grant date of October 22, 2012 and included options to purchase 43,964 shares of common stock in the aggregate with an exercise price of $16.00 per share. The options will vest in three equal annual allotments beginning on August 31, 2013 and ending on August 31, 2015. The options will expire on October 22, 2022. Compensation expense is being recognized over the period of the award on an annual basis consistent with the vesting terms.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes information about stock options outstanding as of August 31, 2013:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$11.15	106,250	6.0 years	$11.15	$1,973	106,250	$11.15	$1,973
$12.70	62,425	7.0 years	12.70	1,063	62,425	12.70	1,063
$12.77	76,792	8.0 years	12.77	1,302	49,999	12.77	848
$14.62	6,630	8.5 years	14.62	100	2,210	14.62	33
$16.00	43,964	9.1 years	16.00	603	14,653	16.00	201
$16.53	256,743	4.9 years	16.53	3,386	253,926	16.53	3,349

	552,804	6.2 years	$14.48	$8,427	489,463	$14.47	$7,467

        All stock option plans have been approved by the Company's stockholders. Options are granted with an exercise price that is equal to the closing market value of the Company's common stock on the day preceding the grant date.

        A summary of the transactions of the Company's stock option plans for the years ended August 31, 2013, 2012 and 2011 is presented below:

	Non Employee Directors	Weighted Average Exercise Price	Officers and Employees	Weighted Average Exercise Price
Options outstanding as of August 31, 2010	2,500	$5.25	471,000	$13.12
Granted	—	—	77,626	13.45
Exercised	(2,500)	5.25	(71,000)	5.25
Forfeited or cancelled	—	—	—	—

Options outstanding as of August 31, 2011	—	$—	477,626	$14.34

Granted	—	—	87,006	12.91
Exercised	—	—	—	—
Forfeited or cancelled	—	—	(6,750)	16.53

Options outstanding at August 31, 2012	—	$—	557,882	$14.23

Granted	—	—	43,964	16.00
Exercised	—	—	(49,042)	11.46
Forfeited or cancelled	—	—	—	—

Options outstanding at August 31, 2013	—	$—	552,804	$14.48

Options exercisable at August 31, 2013	—	$—	489,463	$14.47

        The weighted average grant date fair value of options granted in the years ended August 31, 2013, 2012 and 2011 was $4.23, $3.12 and $3.59 per share, respectively.

        The total pretax intrinsic value of stock options exercised was $678 and $844 for the years ended August 31, 2013 and 2011, respectively.

        Excluding the common stock currently reserved for issuance upon exercise of the 552,804 outstanding options, there are 1,277,174 shares of common stock available for future issuance under the Company's equity compensation plans.

        The income tax benefit / (expense) realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was $622, $209 and ($37) for the years ended August 31, 2013, 2012 and 2011, respectively.

        As of August 31, 2013, unrecognized expense related to all stock based compensation described above is $941, which will be recognized over the next two fiscal years.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 11—Segment Data

        The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for this segmentation is distinguished by the nature of similar products and how they are delivered to their respective markets. The Industrial Materials segment reflects specified products that are used in or integrated into another company's product with demand dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites and laminates for the packaging and industrial laminate markets. Effective with its acquisition in June 2012, the full listing of NEPTCO products is included in the Industrial Materials segment. The Construction Materials segment reflects our construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

        The following tables summarize information about the Company's segments:

	Years Ended August 31,
	2013	2012	2011
Revenues
Industrial Materials	$163,474	$95,988	$75,744
Construction Materials	52,588	52,931	47,296

Total	$216,062	$148,919	$123,040

Income before taxes
Industrial Materials	$26,400	$17,643	$16,850
Construction Materials	6,463	4,913	4,452

Total for reportable segments	32,863	22,556	21,302
Corporate and common costs	(7,053)	(8,560)	(5,129)

Total	$25,810	$13,996	$16,173

	As of August 31,
	2013	2012
Total assets
Industrial Materials	$133,110	$135,322
Construction Materials	48,573	53,509

Total for reportable segments	181,683	188,831
Corporate and common assets	42,677	26,001

Total	$224,360	$214,832

Note 12—Export Sales and Foreign Operations

        Export sales from continuing domestic operations to unaffiliated third parties were $22,827, $21,204 and $19,715 for the years ended August 31, 2013, 2012 and 2011, respectively. The growth in our export sales in fiscal 2013 was due to a full fiscal year of NEPTCO export sales (acquired in June 2012).

        The Company's products are sold world-wide. For the years ended August 31, 2013, 2012 and 2011, sales from its operations located in the United Kingdom accounted for 7%, 12% and 12%, respectively of the Company's total revenues. No other foreign geographic area accounted for more than 10% of total revenues for any of the years ended August 31, 2013, 2012 and 2011.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        As of August 31, 2013 and 2012, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,063 and $4,488, respectively, located in the United Kingdom. These balances exclude goodwill and intangibles of $10,333 and $11,652, as of August 31, 2013 and 2012, respectively. No foreign geographic area accounted for more than 10% of the Company's total assets as of August 31, 2013 and 2012.

Note 13—Supplemental Cash Flow Data

        Supplemental cash flow information for the years ended August 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Income taxes paid	$9,913	$5,561	$7,465

Interest paid	$1,545	$352	$276

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$488	$—	$386
Property, plant & equipment additions included in accounts payable	$112	$117	$329
Acquisition of Neptco Inc
Current assets (excluding cash)		$24,948
Property and equipment		18,657
Goodwill		19,668
Intangible assets		23,165
Accounts payable and accrued liabilities		(10,841)
Long term liabilities		(736)
Deferred tax liabilities		(11,051)
Minority interest of joint venture partner		(1,593)

Cash provided through operating cash and increase in debt		$(62,217)

Note 14—Acquisitions

NEPTCO Incorporated

        In the fourth quarter of fiscal 2012, Chase acquired 100% of the capital stock of NEPTCO, a private company based in Pawtucket, RI, whose core products are sold primarily into the broadband communications and electronics packaging industries. NEPTCO operates three manufacturing facilities in the United States and one in China, as well as utilizing distribution facilities in Rotterdam, Netherlands and Mississauga, Ontario to assist in supply chain management. As part of this transaction, the Company also acquired NEPTCO's 50% ownership stake in a joint venture.

        The total acquisition cost, net of cash received, was $62,217, subject to the finalization of purchase accounting, which was completed in the fourth quarter of fiscal 2013 and did not have a significant impact on the financial statements of the Company. The acquisition was funded through a five year term debt bank financing arrangement led and arranged by Bank of America, with participation from RBS Citizens.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The acquisition cost has been allocated to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Current assets (net of cash acquired)	$24,948
Property, plant & equipment	18,657
Goodwill	19,668
Intangible assets	23,165
Accounts payable and accrued liabilities	(10,841)
Long term liabilities	(736)
Deferred tax liabilities	(11,051)
Minority interest of joint venture partner	(1,593)

Total purchase price	$62,217

        The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $19,668 that is largely attributable to the synergies and economies of scale from combining the operations and technologies of Chase and NEPTCO, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce, and marketing efforts. This goodwill is not deductible for income tax purposes.

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

(1)
To be amortized once placed in service

Supplemental Pro Forma Data (unaudited)

        The following table presents the pro forma results of the Company for the three and twelve month periods ended August 31, 2012, as though the NEPTCO acquisition described above occurred on September 1, 2010. The actual revenues and expenses for the NEPTCO acquisition are included in the Company's fiscal 2012 consolidated results beginning on June 27, 2012. Revenues and net loss attributable to Chase Corporation for NEPTCO since the acquisition date included in the consolidated statement of operations for fiscal year 2012 were $14,826 and $204, respectively. Adjustments have been made for the estimated amortization of intangibles, estimated interest expense in connection with debt financing of the acquisition, acquisition related costs and the income tax impact of the

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

pro forma adjustments at the statutory rate of 38%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2010.

	Three Months Ended August 31, 2012	Year Ended August 31, 2012
Revenues	$58,900	$226,254
Net income attributable to the Company	3,590	11,779
Net income attributable to the Company available to common shareholders, per common and common equivalent share
Basic	$0.40	$1.30
Diluted	$0.40	$1.30

        All acquisitions have been accounted for as purchase transactions and the operations of the acquired entity or assets are included in consolidated operations from the effective date.

Note 15—Joint Venture

        As part of the Company's purchase of NEPTCO, it also acquired NEPTCO's 50% ownership stake in its financially- controlled joint venture, NEPTCO JV LLC ("JV"). The JV was originally formed by NEPTCO and a joint venture partner, an otherwise unrelated party (collectively, the "Members") in 2003, whereby each member's fiber optic strength elements businesses were combined. This venture, which is 50% owned by each member, is managed and operated on a day-to-day basis by NEPTCO. The joint venture operates in the Company's Granite Falls, NC facility.

        The Company accounts for the joint venture partner's non-controlling interest in the JV under ASC topic 810 "Consolidations." Given the Company's controlling financial interest, the JV's assets and liabilities as of August 31, 2013, and the results of operations beginning June 27, 2012, have been consolidated within the Company's consolidated balance sheet and the related consolidated statements of operations. An offsetting amount equal to 50% of net assets and net loss of the JV has also been recorded within the Company's consolidated financial statements to non-controlling interest, representing the joint venture partner's 50% ownership stake and pro rata share in net loss of the JV.

        At August 31, 3013 and 2012, the following amounts were consolidated in the Company's balance sheets related to the JV:

	August 31,
Assets	2013	2012
Cash	$394	$1,008
Accounts receivable, net	1,106	1,540
Inventories, net	1,510	2,394
Prepaid expenses and other assets	283	219
Property, plant and equipment, net	448	630
Intangible assets, net	706	655

Total assets	$4,447	$6,446

Liabilities and net assets
Accounts payable and accrued expenses	$679	$1,650
Due to Members	1,677	1,757

Total liabilities	$2,356	$3,407

Net assets	$2,091	$3,039

Non-controlling interest	$1,046	$1,520

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The fair value of the JV as of the acquisition date was $3,186, and this amount was allocated between the identifiable assets and liabilities of the JV, with an offsetting $1,593 amount recorded to non-controlling interest, representing the joint venture partner's 50% ownership stake. The JV was valued as part of the Company's accounting of NEPTCO, which was accounted for as a business combination under ASC Topic 805, "Business Combinations." See Note 14 for additional information on the acquisition of NEPTCO.

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

        Under the JV agreement, the JV is barred from issuing third party debt, other than customary accounts payable, resulting from its normal trade operations. The liabilities of the JV are not guaranteed by any portion of NEPTCO or the Company.

        The JV agrees to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV agrees to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $1,818 and $411 for the years ended August 31, 2013 and 2012, respectively. The JV had amounts due to the other joint venture partner of $378 and $618 at August 31, 2013 and 2012, respectively.

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

        The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial liabilities measured at fair value other than long-term debt and that its financial assets are currently all classified within Level 1 in the fair value hierarchy. The financial assets classified as Level 1 as of August 31, 2013 and 2012 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

        The following table sets forth the Company's financial assets that were accounted for at fair value on a recurring basis as of August 31, 2013 and 2012:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	August 31, 2013	$1,094	$1,094	$—	$—
Restricted investments	August 31, 2012	$874	$874	$—	$—

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table presents the fair values of the Company's long-term debt as of August 31, 2013 and 2012 which is recorded at its carrying amount:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	August 31, 2013	$64,400	$—	$64,400	$—
Long-term debt	August 31, 2012	$70,000	$—	$70,000	$—

        The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates.

Note 17—Net Income Per Share

        The determination of earnings per share under the two-class method is as follows:

	Years Ended August 31,
	2013	2012	2011
Net income attributable to Chase Corporation	$17,214	$9,338	$10,931
Less: Allocated to participating securities	396	295	279

Available to common shareholders	$16,818	$9,043	$10,652

Basic weighted averages shares outstanding	8,860,972	8,761,262	8,721,452
Additional dilutive common stock equivalents	117,466	25,488	42,356

Diluted weighted averages shares outstanding	8,978,438	8,786,750	8,763,808

Net income available to common shareholders, per common and common equivalent share
Basic	$1.90	$1.03	$1.22
Diluted	$1.87	$1.03	$1.22

        For the years ended August 31, 2012 and 2011, stock options to purchase 265,081 and 265,201 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. No stock options were excluded from the calculation for the year ended August 31, 2013. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

Note 18—Assets Held for Sale

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

        In October 2013, the Company sold substantially all of its property and assets, including intellectual property, comprising the Insulfab® product line, to an unrelated third party for $7,394, subject to certain closing adjustments including the change in the final closing net book value compared to the bid date net book value. As a result of the efforts to market and sell this product line in its fourth quarter, the Company has classified the Insulfab assets (including inventory and equipment) as assets held for sale as of August 31, 2013. The Insulfab product line is

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

primarily focused on manufacturing high quality, engineered barrier laminates used in various aerospace applications. This transaction resulted in a pre-tax book gain of approximately $5.7 million which will be recorded in the fiscal quarter ending November 30, 2013. These assets had been previously reported by the Company within its Industrial Materials segment.

        The following table summarizes information about the Insulfab product line as of August 31, 2013:

August 31, 2013
Inventory	$885
Property & equipment	1,060
Accrued expenses	(40)

$1,905

Note 19—Contingencies

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

Note 20—Related Party Agreements

        As part of the Company's purchase of NEPTCO, it also acquired NEPTCO's 50% ownership stake in its financially-controlled joint venture, NEPTCO JV LLC ("JV"). The JV was originally formed by NEPTCO and a joint venture partner, Owens Corning, in 2003, whereby each member's fiber optic strength elements businesses were combined. This venture, which is 50% owned by each member, is managed and operated on a day-to-day basis by NEPTCO. The JV agrees to purchase a minimum of 80% of its total glass fiber requirements from Owens Corning. Additionally, the JV agrees to purchase private-label products exclusively from an affiliate of the joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $1,818 and $411 for the years ended August 31, 2013 and 2012, respectively. The JV had amounts due to the other joint venture partner of $378 and $618 at August 31, 2013 and 2012, respectively. Please see Note 15 to the Company's Consolidated Financial Statements for additional information on the JV.

        A voting agreement that previously existed between Chase and the Edward L. Chase Revocable Trust (the "Trust") expired in 2013. Edward L. Chase (deceased) was the father of Peter R. Chase (the Chairman and CEO of the Company) and the grandfather of Adam P. Chase (the President and COO of the Company). Pursuant to the voting agreement, the Trustees had agreed to vote for the nominees for director of the Company, as approved from time to time by the Company's Nominating and Governance Committee, through the annual meeting in January 2013. The voting agreement required that a designated representative of the Trust be elected a director of the Company. The voting agreement which had an original book value of $200, was capitalized as an intangible asset and was amortized over its ten year useful life. As of August 31, 2013, this intangible asset has a net book value of $0 as it had been fully amortized.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 21—Selected Quarterly Financial Data (Unaudited)

        The following table presents unaudited operating results for each of the Company's quarters in the years ended August 31, 2013 and 2012:

	Fiscal Year 2013 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$52,976	$47,714	$55,096	$57,862	$213,648
Gross Profit on Sales	15,705	14,247	18,264	19,398	67,614
Net income attributable to Chase Corporation	$3,540	$2,644	$5,134	$5,896	$17,214
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.39	$0.29	$0.57	$0.65	$1.90
Diluted	$0.39	$0.29	$0.56	$0.64	$1.87

	Fiscal Year 2012 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$31,654	$28,836	$34,378	$51,626	$146,494
Gross Profit on Sales	9,655	7,814	12,168	15,608	45,245
Net income attributable to Chase Corporation	$2,327	$1,197	$3,373	$2,441	$9,338
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.26	$0.13	$0.37	$0.27	$1.03
Diluted	$0.26	$0.13	$0.37	$0.27	$1.03

        Note: Quarterly earnings per share amounts may not sum to earnings per share for the year due to rounding.

Note 22—Valuation and Qualifying Accounts

        The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2013	$817	$135	$(256)	$696
August 31, 2012	$473	$459	$(115)	$817
August 31, 2011	$347	$327	$(201)	$473

        The charges to operations for the fiscal year ended August 31, 2012 includes $94 recorded as part of the NEPTCO purchase accounting.

        The following table sets forth activity in the Company's warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2013	$249	—	$(1)	$248
August 31, 2012	$362	$157	$(270)	$249
August 31, 2011	$279	$288	$(205)	$362

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2013.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of August 31, 2013, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        Effective April 1, 2013, the Company began the process of implementing a single enterprise resource planning "ERP" computer system world-wide. During the remainder of fiscal 2013, the Company expanded its existing ERP modules to four of its domestic locations which resulted in changes to the Company's processes and procedures affecting its internal control over financial reporting. The Company expects this process to continue over the next sixteen months as it continues with its plan to deploy more effective and efficient processes to support the Company's financial reporting as it continues to grow in size and scale. Otherwise, there have not been any changes in the Company's internal control over financial reporting during its most recent fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        Not applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company's code of ethics applicable to senior management, procedures for shareholder nominations to the Company's Board of Directors, and the Company's Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2013. Information regarding the Company's executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company's Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2013.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2013.

        The following table summarizes the Company's equity compensation plans as of August 31, 2013. Further details on the Company's equity compensation plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company's equity compensation plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	345,386	$15.11	—
2005 Equity Incentive Plan	207,418	13.42	77,174
2013 Equity Incentive Plan	—	—	1,200,000

Total	552,804	$14.48	1,277,174

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company's Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2013.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K, relating to fees paid to the Company's independent registered public accounting firm and pre-approval policies of the Company's Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2013.

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
10.2
Chase Corporation Employee's Supplemental Pension Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008).*
10.3
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
10.5.1
Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, filed on July 17, 2006).*
10.5.2
Severance Agreement between the Company and Adam P. Chase dated October 1, 2008 (incorporated by reference from Exhibit 10.6.3 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 13, 2009 (the "2009 Form 10-K").*
10.5.3
Severance Agreement between the Company and Kenneth L. Dumas dated July 10, 2006 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 16, 2007).*
10.6.1	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company's 2004 Form 10-K).*
10.6.2	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company's 2004 Form 10-K).*
10.7.1	2005 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 9, 2006).*

Exhibit Number	Description
10.7.2	Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*
10.7.3
Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*
10.7.4
Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended February 29, 2008, filed on April 9, 2008).*
10.7.5
Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2007, filed on January 9, 2008).*
10.7.6	Form of stock option award issued under the Chase Corporation 2005 Incentive Plan (incorporated by reference from Exhibit 10.11.6 to the Company's 2009 Form 10-K).*
10.8	2013 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit A to the Company's 2012 Proxy Statement filed on December 21, 2013).*
10.9.1
Life Insurance Reimbursement Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on January 14, 2005).*
10.9.2
Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K filed on January 14, 2005).*
10.9.3	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K filed on January 14, 2005).*
10.10.1	FY 2013 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 99.3 to the Company's current report on Form 8-K filed on October 11, 2013).*
10.10.2	FY 2013 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 99.4 to the Company's current report on Form 8-K filed on October 11, 2013).*
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
10.12
Asset Purchase Agreement dated December 18, 2009 between Chase Corporation and Grace Construction Products Limited (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, filed on April 9, 2010).
10.13
Agreement and Plan of Merger dated as of June 27, 2012 by and among NEPTCO Holdings, Inc., Chase Corporation and NEPTCO Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Company's current report on Form 8-K filed on July 3, 2012).
10.14.1
Credit Agreement dated as of June 27, 2012 by and among Chase Corporation, NEPTCO Incorporated, Bank of America, N.A. and the Guarantors and Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed July 3, 2012).

Exhibit Number	Description
10.14.2	First Amendment dated November 14, 2012 to Credit Agreement dated June 27, 2012 by and among Chase Corporation, NEPTCO Incorporated, Bank of America, N.A. and the Guarantors and Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, filed on January 9, 2013).
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

Chase Corporation
By:	/s/ PETER R. CHASE Peter R. Chase, Chairman and Chief Executive Officer November 14, 2013
By:	/s/ KENNETH L. DUMAS Kenneth L. Dumas Chief Financial Officer and Treasurer November 14, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. CHASE Peter R. Chase	Chairman and Chief Executive Officer (Principal executive officer)	November 14, 2013
/s/ KENNETH L. DUMAS Kenneth L. Dumas	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	November 14, 2013
/s/ ADAM P. CHASE Adam P. Chase	Director, President & Chief Operating Officer	November 14, 2013
/s/ MARY CLAIRE CHASE Mary Claire Chase	Director	November 14, 2013
/s/ LEWIS P. GACK Lewis P. Gack	Director	November 14, 2013
/s/ GEORGE M. HUGHES George M. Hughes	Director	November 14, 2013
/s/ RONALD LEVY Ronald Levy	Director	November 14, 2013
/s/ THOMAS WROE, JR. Thomas Wroe, Jr	Director	November 14, 2013