Form 10-Q
period 2013-11-30
CHASE CORP
filed 2014-01-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

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

The number of shares of Common Stock outstanding as of December 31, 2013 was 9,097,078.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2013

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2013	2013
ASSETS
Current Assets
Cash & cash equivalents	$36,928	$29,997
Accounts receivable, less allowance for doubtful accounts of $672 and $696	30,691	32,084
Inventories	33,983	32,048
Prepaid expenses and other current assets	3,987	1,826
Due from sale of product line	3,255	—
Assets held for sale, net	—	1,905
Deferred income taxes	2,115	2,115
Total current assets	110,959	99,975

Property, plant and equipment, net	44,835	45,192

Other Assets
Goodwill	38,092	37,815
Intangible assets, less accumulated amortization of $19,179 and $17,554	30,932	31,781
Cash surrender value of life insurance	7,300	7,278
Restricted investments	1,229	1,094
Funded pension plan	1,226	1,014
Other assets	202	211
	$234,775	$224,360
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,588	$12,416
Accrued payroll and other compensation	2,885	7,046
Accrued expenses	5,125	5,171
Accrued income taxes	4,009	2,161
Dividends payable	4,093	—
Current portion of long-term debt	5,950	5,600
Total current liabilities	37,650	32,394

Long-term debt, less current portion	57,050	58,800
Deferred compensation	2,020	1,897
Accumulated pension obligation	7,895	7,834
Other liabilities	104	108
Deferred income taxes	9,446	9,467

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,094,868 shares at November 30, 2013 and 9,066,115 shares at August 31, 2013 issued and outstanding	910	907
Additional paid-in capital	13,662	13,336
Accumulated other comprehensive loss	(3,466)	(5,163)
Retained earnings	108,416	103,734
Chase Corporation stockholders’ equity	119,522	112,814
Non-controlling interest related to NEPTCO joint venture	1,088	1,046
Total equity	120,610	113,860
Total liabilities and equity	$234,775	$224,360

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2013	2012

Revenues
Sales	$53,655	$52,976
Royalties and commissions	528	424
	54,183	53,400
Costs and Expenses
Cost of products and services sold	35,478	37,271
Selling, general and administrative expenses	10,439	10,539

Operating income	8,266	5,590

Interest expense	(303)	(362)
Gain on sale of product line (Note 8)	5,706	—
Other (expense) income	(105)	69

Income before income taxes	13,564	5,297

Income taxes	4,747	1,820

Net income	$8,817	$3,477

Net (gain) loss attributable to non-controlling interest	(42)	63

Net income attributable to Chase Corporation	$8,775	$3,540

Net income available to common shareholders, per common and common equivalent share

Basic	$0.96	$0.39
Diluted	$0.94	$0.39

Weighted average shares outstanding
Basic	8,938,149	8,851,314
Diluted	9,149,677	8,927,970

Annual cash dividends declared per share	$0.45	$0.40

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Dollars in thousands

	Three Months Ended November 30,
	2013	2012
Net income	$8,817	$3,477

Other comprehensive income:
Net unrealized loss on restricted investments, net of tax	71	—
Change in funded status of pension plans, net of tax	48	272
Foreign currency translation adjustment	1,578	404
Total other comprehensive income	1,697	676
Comprehensive income	10,514	4,153

Comprehensive (income) loss attributable to non-controlling interest	(42)	63

Comprehensive income attributable to Chase Corporation	$10,472	$4,216

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

Dollars in thousands

			Additional	Accumulated Other		Chase
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Non-conrolling	Total
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2013	9,066,115	$907	$13,336	$(5,163)	$103,734	$112,814	$1,046	$113,860
Restricted stock grants, net of forfeitures	28,753	3	(3)			—		—
Amortization of restricted stock grants			265			265		265
Amortization of stock option grants			64			64		64
Cash dividend accrued, $0.45 per share					(4,093)	(4,093)		(4,093)
Change in funded status of pension plan, net of tax of $26				48		48		48
Foreign currency translation adjustment				1,578		1,578		1,578
Net unrealized gain on restricted investments, net of tax of $38				71		71		71
Net income					8,775	8,775	42	8,817
Balance at November 30, 2013	9,094,868	$910	$13,662	$(3,466)	$108,416	$119,522	$1,088	$120,610

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Dollars in thousands

	Three Months Ended November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,817	$3,477
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	(6)	(4)
Gain on sale of product line	(5,706)	—
Depreciation	1,426	1,508
Amortization	1,194	1,217
Cost of sale of inventory step-up	—	564
Recovery on allowance for doubtful accounts	(38)	(130)
Stock based compensation	329	419
Realized gain on restricted investments	(5)	(25)
Decrease in cash surrender value life insurance	30	82
Pension curtailment and settlement loss	—	352
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,619	839
Inventories	(4,032)	(4,818)
Prepaid expenses & other assets	(2,112)	(623)
Accounts payable	3,074	3,753
Accrued compensation and other expenses	(4,522)	(4,131)
Accrued income taxes	1,792	(399)
Deferred compensation	123	35
Net cash provided by operating activities	1,983	2,116

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(781)	(544)
Cost to acquire intangible assets	(22)	(101)
Contingent purchase price paid for acquisition	—	84
Proceeds from sale of fixed assets	11	11
Net proceeds from sale of product line	6,655	—
Contributions from restricted investments	(21)	(22)
Payments for cash surrender value life insurance	(46)	(24)
Net cash provided by (used in) investing activities	5,796	(596)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(1,400)	(1,400)
Net cash used in financing activities	(1,400)	(1,400)

INCREASE IN CASH & CASH EQUIVALENTS	6,379	120
Effect of foreign exchange rates on cash	552	73
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	29,997	15,180

CASH & CASH EQUIVALENTS, END OF PERIOD	$36,928	$15,373

Non-cash Investing and Financing Activities
Property, plant & equipment additions included in accounts payable	$90	$157
Annual cash dividend declared	$4,093	$3,626

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited consolidated financial statements, which included all information and notes necessary for such complete presentation for the three years ended August 31, 2013 in conjunction with its 2013 Annual Report on Form 10-K.

The results of operations for the interim period ended November 30, 2013 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2013, the results of operations, comprehensive income and cash flows for the interim periods ended November 30, 2013 and 2012, and changes in equity for the interim period ended November 30, 2013.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound as the functional currency and the financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.  Translation gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the consolidated statements of operations.

During the third quarter of fiscal 2013, an immaterial error was identified in the presentation of two line items within the operating activities section of the Company’s previously reported statement of cash flows for the comparing period ended November 30, 2012.  The Company revised the statement of cash flows to correct the presentation of two line items within the operating activities section.  This revision to the statement of cash flows results in pension curtailment and settlement loss changing from ($352) to $352 and accrued compensation and other expenses changing from ($3,427) to ($4,131) for the three months ended November 30, 2012. There was no impact on the comparing balance sheet or the related statement of operations, statement of comprehensive income, total cash provided by operating activities or overall cash flows.

During the fourth quarter of fiscal 2013, the Company identified an immaterial error in the statement of comprehensive income within the Company’s previously reported unaudited financial statements for the first three quarters of fiscal 2013.  In those fiscal quarters, the Company properly recorded pension

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

settlement losses that resulted from lump sum distributions to pension plan participants in earnings, but did not properly reclassify the amount out of Equity—Accumulated Other Comprehensive Income (Loss).  As a result, the Company revised the reclassification adjustment for the change in funded status of pension plans line item from $58 to $272 for the three months ended November 30, 2012.  There was no impact on the comparing balance sheet or the related statement of operations, and statement of cash flows.

The Company has evaluated events and transactions subsequent to the balance sheet date.  Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

Note 2 — Recent Accounting Policies

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  This ASU expands the presentation of changes in accumulated other comprehensive income.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.  The Company adopted this ASU in the first quarter of fiscal 2014 (See Note 13 for additional details).  The provisions of ASU 2013-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Raw materials	$15,032	$14,545
Work in process	6,665	5,967
Finished goods	12,286	11,536
Total Inventories	$33,983	$32,048

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended November 30,
	2013	2012

Basic Earnings per Share

Net income attributable to Chase Corporation	$8,775	$3,540
Less: Allocated to participating securities	151	77
Net income available to common shareholders	$8,624	$3,463

Basic weighted average shares outstanding	8,938,149	8,851,314
Net income per share - Basic	$0.96	$0.39

Diluted Earnings per Share

Net income attributable to Chase Corporation	$8,775	$3,540
Less: Allocated to participating securities	148	76
Net income available to common shareholders	$8,627	$3,464

Basic weighted average shares outstanding	8,938,149	8,851,314
Additional dilutive common stock equivalents	211,528	76,656

Diluted weighted average shares outstanding	9,149,677	8,927,970
Net income per share - Diluted	$0.94	$0.39

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

Note 5 — Stock Based Compensation

In October 2012, the Board of Directors of the Company approved the fiscal year 2013 Long Term Incentive Plan (“2013 LTIP”) for the executive officers.  The 2013 LTIP is an equity based plan with a grant date of October 22, 2012 and contains a performance and service based restricted stock grant of 11,861 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2015.  Based on the fiscal year 2013 financial results, 11,861 additional shares of restricted stock (total of 23,722 shares) were earned and granted subsequent to the end of fiscal year 2013 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In September 2013, the Board of Directors of the Company approved the fiscal year 2014 Long Term Incentive Plan (“2014 LTIP”) for the executive officers and other members of management.  The 2014 LTIP is an equity based plan with a grant date of September 1, 2013 and contains the following equity components:

Restricted Shares — (a) performance and service based restricted stock grant of 7,529 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2016.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; (b) time-based restricted stock grant of 8,323 and 1,040 shares in the aggregate, with vesting dates of August 31, 2016 and August 31,

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

2014, respectively.  Compensation expense is recognized on a ratable basis over the vesting period.

Stock options — options to purchase 25,969 shares of common stock in the aggregate with an exercise price of $29.72 per share.  The options will vest in three equal annual allotments beginning on August 31, 2014 and ending on August 31, 2016. The options will expire on August 31, 2023.  Compensation expense is recognized over the period of the award on an annual basis consistent with the vesting terms.

Note 6 — Segment Data and Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The basis for this segmentation is distinguished by the nature of the products and how they are delivered to their respective markets.  The Industrial Materials segment reflects specified products that are used in or integrated into another company’s product with demand dependent upon general economic conditions.  Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, and flexible composites, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and wind energy composite materials and elements.  Additionally, the Industrial Materials segment includes a joint venture which produces glass based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress. The Construction Materials segment reflects construction project oriented product offerings that are primarily sold and used as “Chase” branded products.   Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

The following tables summarize financial information about the Company’s reportable segments:

	Three Months Ended November 30,
	2013	2012
Revenues from external customers
Industrial Materials	$41,670	$39,850
Construction Materials	12,513	13,550
Total	$54,183	$53,400

Income before income taxes
Industrial Materials	$13,607	$5,530
Construction Materials	1,591	1,430
Total for reportable segments	15,198	6,960
Corporate and Common Costs	(1,634)	(1,663)
Total	$13,564	$5,297

The Company’s products are sold world-wide.  For the three months ended November 30, 2013 and 2012, sales from its operations located in the United Kingdom accounted for 8% of consolidated revenues in each period.  No foreign geographic area accounted for more than 10% of consolidated revenues for the three months ended November 30, 2013 and 2012.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30, 2013	August 31, 2013
Total assets
Industrial Materials	$136,686	$133,110
Construction Materials	48,041	48,573
Total for reportable segments	184,727	181,683
Corporate and Common Assets	50,048	42,677
Total	$234,775	$224,360

As of November 30, 2013 and August 31, 2013, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,212 and $4,063, respectively, located in the United Kingdom.   These balances exclude goodwill and intangibles of $10,618 and $10,333, as of November 30, 2013 and August 31, 2013, respectively.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Construction	Industrial
	Materials	Materials	Consolidated
Balance at August 31, 2013	$10,735	$27,080	$37,815
Foreign currency translation adjustment	13	264	277
Balance at November 30, 2013	$10,748	$27,344	$38,092

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill.   The Company identified several reporting units within each of its two operating segments that are used to evaluate the possible impairment of goodwill.  Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value.  Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.  Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually.  The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material and energy costs, and various other projected operating and economic factors.  When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows. The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible assets subject to amortization consist of the following as of November 30, 2013 and August 31, 2013:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
November 30, 2013
Patents and agreements	11.9 years	$3,237	$2,217	$1,020
Formulas	9.1 years	5,834	2,423	3,411
Trade names	5.7 years	6,394	2,354	4,040
Customer lists and relationships	10.2 years	34,646	12,185	22,461
		$50,111	$19,179	$30,932

August 31, 2013
Patents and agreements	11.9 years	$3,198	$2,200	$998
Formulas	9.1 years	5,772	2,238	3,534
Trade names	5.7 years	6,345	2,055	4,290
Customer lists and relationships	10.2 years	34,020	11,061	22,959
		$49,335	$17,554	$31,781

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2013 and 2012 was $1,194 and $1,217, respectively.  Estimated amortization expense for the remainder of fiscal year 2014 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2014 (remaining 9 months)	$3,700
2015	4,750
2016	4,687
2017	4,250
2018	4,019
2019	3,322
$24,728

Note 8 — Sale of Insulfab Product Line

On October 7, 2013, the Company sold substantially all of its property and assets, including intellectual property, comprising the Insulfab® product line, to an unrelated third party (“buyer”).  The Insulfab product line is primarily focused on manufacturing high quality, engineered barrier laminates used in aerospace applications.  The sale proceeds of $7,394 are subject to certain post-closing adjustments based on the change in the final net book value compared to the bid date net book value.  As of November 30, 2013, management determined these post-closing adjustments resulted in an increase in the sale proceeds of $2,516 based on the increase of inventory sold to the buyer at closing.  This adjustment is subject to final review by the buyer.  The net proceeds from the sale are available for debt reduction and investment in the Company’s core businesses.

This transaction resulted in a pre-tax book gain of $5,706 ($3,709 after-tax gain) which was recorded in the quarter ending November 30, 2013.  The additional proceeds of $2,516 and the portion of the sale price held in escrow of $739 are recorded as current assets (Due from sale of product line) as of November 30, 2013.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following table summarizes information about the Insulfab product line as of October 7, 2013 and August 31, 2013:

	October 7, 2013	August 31, 2013
Inventory	$3,153	$885
Property & equipment	1,062	1,060
Accrued expenses	(3)	(40)
	$4,212	$1,905

As a result of the efforts to market and sell this product line in the fourth quarter of fiscal 2013, the Company had classified the Insulfab assets (including inventory and equipment) as assets held for sale as of August 31, 2013.  This product line and related assets were part of the Company’s Industrial Materials segment.

Note 9 — Joint Venture

The NEPTCO JV LLC (“JV”) was originally formed in 2003 by NEPTCO and a joint venture partner, an otherwise unrelated party (collectively, the “members”), whereby each member’s fiber optic strength elements businesses were combined. This venture, which is 50% owned by each member, is managed and operated on a day-to-day basis by NEPTCO. The JV operates out of the Company’s Granite Falls, NC facility.

The Company accounts for the joint venture partner’s non-controlling interest in the JV under ASC Topic 810 “Consolidations” (“ASC 810”).  Based on the criteria in ASC 810, the Company determined that the JV qualifies as a variable interest entity (“VIE”).  Because of the Company’s controlling financial interest, the JV’s assets and liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO.  An offsetting amount equal to 50% of net assets and net income (loss) of the JV has been recorded within the Company’s consolidated financial statements to the non-controlling interest, representing the joint venture partner’s 50% ownership interest and pro rata share in the JV.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

At November 30, 2013 and August 31, 2013, the following amounts were consolidated in the Company’s balance sheets related to the JV:

	November 30,	August 31,
	2013	2013
Assets
Cash	$523	$394
Accounts receivable, net	1,041	1,106
Inventories	1,747	1,510
Prepaid expenses and other assets	285	283
Property, plant and equipment, net	418	448
Intangible assets, net	699	706
Total assets	$4,713	$4,447
Liabilities and net assets
Accounts payable and accrued expenses	$721	$679
Due to Members	1,816	1,677
Total liabilities	$2,537	$2,356

Net assets	$2,176	$2,091

Non-controlling interest	$1,088	$1,046

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

The JV agrees to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV agrees to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $467 and $463 for the three months ended November 30, 2013 and 2012, respectively. The JV had amounts due to the other joint venture partner of $356 and $378 at November 30, 2013 and August 31, 2013, respectively.

Note 10 — Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of its business.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cashflows, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2013 and 2012 are as follows:

	Three Months Ended November 30,
	2013	2012
Service cost	$81	$103
Interest cost	161	114
Expected return on plan assets	(178)	(149)
Amortization of prior service cost	1	6
Amortization of unrecognized loss	73	84
Curtailment loss	—	25
Settlement loss	—	327
Net periodic benefit cost	$138	$510

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2013, the Company has made contributions of $200 in the current fiscal year to fund its obligations under its pension plan and will make the necessary contributions over the remainder of fiscal 2014 to ensure the qualified plan continues to be adequately funded given the current market conditions.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 as of November 30, 2013 and August 31, 2013 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2013 and August 31, 2013:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	November 30, 2013	$1,229	$1,229	$—	$—
Restricted investments	August 31, 2013	$1,094	$1,094	$—	$—

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following table presents the fair value of the Company’s long-term debt as of November 30, 2013 and August 31, 2013, which is recorded at its carrying value:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	November 30, 2013	$63,000	$—	$63,000	$—
Long-term debt	August 31, 2013	$64,400	$—	$64,400	$—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Restricted Investments	Change in Funded Status of Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at August 31, 2013	$144	$(3,578)	$(1,729)	$(5,163)
Other comprehensive gains (losses) before reclassifications (1)	74	—	1,578	1,652
Reclassifications to net income of previously deferred (gains) losses (2)	(3)	48	—	45
Other comprehensive income (loss)	71	48	1,578	1,697
Balance at November 30, 2013	$215	$(3,530)	$(151)	$(3,466)

(1)              Net of tax benefit of $40, $0, $0, respectively.

(2)              Net of tax expense of $2, tax benefit of $26, $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended November 30, 2013	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$5	Selling, general and administrative expenses
Tax expense (benefit)	2
Gain net of tax	$3

Loss on Funded Pension Plan adjustments:
Realized loss on amortization of prior pension service costs and unrecognized losses	$(20)	Cost of products and services sold
Realized loss on amortization of prior pension service costs and unrecognized losses	$(54)	Selling, general and administrative expenses
Tax expense (benefit)	26
(Loss) net of tax	$(48)

Total net (loss) reclassified for the period	$(45)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended August 31, 2013.

Overview

Revenue and profit increases in the first three months of fiscal 2014 over the prior year period reflect the on-going benefits from production facility consolidation, efficiency improvements, favorable sales mix and strong demand. Additionally, the sale of the Company’s Insulfab product line in October 2013 significantly contributed to earnings and cash flows in the first quarter of fiscal 2014.  Revenues from the Industrial Materials segment increased over the same period in the prior year primarily due to increased sales from our electronic coatings, electronic material cover tape, and wire and cable product sales.  These increases were partially offset by a reduction in our laminated durable paper product sales in the current quarter as compared to those realized in the first quarter of the prior year.

Our Construction Materials segment observed decreased demand for our coating and lining system products and bridge and highway related construction products in the first quarter of fiscal 2014 that resulted in lower sales and profits in the current quarter compared to the prior year period.  This segment was positively impacted in the prior year period by certain large, non-recurring projects that were not repeated in the first three months of fiscal 2014.  These decreases were partially offset by increased demand for our pipeline products and private label products produced at our North America facilities.

The upcoming second fiscal quarter has historically generated lower quarterly revenues for many of our product lines, especially within the Construction Materials segment.  Our key objectives include our on-going global ERP system implementation which will continue through December 2014, as well as key strategies that focus on our marketing and product development efforts and continued emphasis on identifying potential acquisition targets.  Our balance sheet remains strong, with cash on hand of $36.9 million and a current ratio of 2.9.  Our $15.0 million line of credit is fully available, while the balance of our term debt is $63.0 million.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire and Cable • Electronic Coatings • Specialty Products • Pulling and Detection • Electronic Materials • Structural Composites • Fiber Optic Cable Components (JV)

Protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and wind energy composite materials and elements; a joint venture also produces glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

Construction Materials	• Pipeline • Bridge & Highway • Coating & Lining Systems • Private Label

Protective coatings and tape products including coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, high-performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Results of Operations

Revenues and Operating Profit by Segment are as follows (Dollars in Thousands):

	Three Months Ended	% of Total	Three Months Ended	% of Total
	November 30, 2013	Revenues	November 30, 2012	Revenues

Revenues from external customers
Industrial Materials	$41,670	77%	$39,850	75%
Construction Materials	12,513	23%	13,550	25%
Total	$54,183		$53,400

	Three Months Ended		% of Segment	Three Months Ended		% of Segment
	November 30, 2013		Revenues	November 30, 2012		Revenues
Income before income taxes
Industrial Materials	$13,607	(a)	33%	$5,530	(b)	14%
Construction Materials	1,591		13%	1,430	(c)	11%
Total for reportable segments	15,198		28%	6,960		13%
Corporate and Common Costs	(1,634)			(1,663)
Total	$13,564		25%	$5,297		10%

(a)              Includes $5,706 gain on sale of Insulfab product line

(b)              Includes $564 of costs of products sold related to inventory step up in fair value as part of the NEPTCO acquisition, $267 of pension related settlement costs due to the timing of lump sum distributions, and $150 of Randolph, MA plant closing expenses

(c)               Includes $85 of pension related settlement costs due to the timing of lump sum distributions

Total Revenues

Total revenues increased $783,000 or 1% to $54,183,000 for the quarter ended November 30, 2013 compared to $53,400,000 in the same quarter of the prior year.  Revenues in our Industrial Materials segment increased $1,820,000 or 5% to $41,670,000 for the quarter ended November 30, 2013 compared to $39,850,000 in the same quarter of the prior year.  The increase in revenues from our Industrial Materials segment in the current quarter was primarily due to the following: (a) increased sales of $816,000 from our wire & cable products that service the power cable tapes and industrial power markets; (b) increased sales of $796,000 from our electronic coatings products resulting from higher sales in the European and Asian markets; and (c) increased sales of $1,031,000 from the electronic cover tapes market.  These increases were partially offset by decreased sales of $491,000 from our laminated durable paper products, as well as reduced sales of $208,000 from our Insulfab product line that was sold in the first week of October 2013.

Revenues from our Construction Materials segment decreased $1,037,000 or 8% to $12,513,000 in the current quarter compared to $13,550,000 in the same period last year.  The reduced sales from this segment was primarily due to decreased sales of $857,000 of our coating and lining systems (CIM Industries), as well as lower sales of $356,000 from our bridge and highway products.

Cost of Products and Services Sold

Cost of products and services sold decreased $1,793,000 or 5% to $35,478,000 in the quarter ended November 30, 2013 compared to $37,271,000 in the same period in fiscal 2013.

The following table summarizes our costs of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended November 30,
Cost of products and services sold	2013	2012

Industrial Materials	64.9%	69.5%
Construction Materials	67.5%	70.8%
Total	65.5%	69.8%

Cost of products and services sold in our Industrial Materials segment was $27,033,000 for the first three months of fiscal 2014 compared to $27,677,000 for the same period in the prior year.  As a percentage of revenues, cost of products and services sold in the Industrial Materials segment decreased primarily due to the prior year period being impacted by the inclusion of $564,000 from the sale of inventory which had a stepped up valuation as part of the NEPTCO acquisition, $176,000 of pension related settlement costs due to the timing of lump sum distributions, and $150,000 of Randolph, MA plant transition expenses.

Cost of products and services sold in our Construction Materials segment was $8,445,000 in the current quarter compared to $9,594,000 for the same period last year.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment decreased in the current quarter primarily due to product mix as we had decreased sales from our lower margin products within this segment.  We continue to closely monitor raw material pricing across all product lines in this segment to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $100,000 or 1% to $10,439,000 in the quarter ended November 30, 2013 compared to $10,539,000 in the same period in fiscal 2013. As a percentage of revenues, selling, general and administrative expenses decreased to 19% in the first quarter of fiscal 2014 compared to 20% in the prior year period.  The percentage decrease is primarily attributable to our continued emphasis on controlling costs and leveraging fixed overhead wherever possible.  Additionally, the prior year period included $176,000 of pension related settlement costs due to the timing of lump sum distributions.

Interest Expense

Interest expense decreased $59,000 or 16% to $303,000 in the quarter ended November 30, 2013, compared to $362,000 in the same period in fiscal 2013.  The decrease in interest expense from the prior year period is a direct result of a reduction in the Company’s overall debt balance through principal payments made from operating cash flow over the past year.

Gain on sale of product line

On October 7, 2013, the Company sold substantially all of its property and assets, including intellectual property, comprising the Insulfab product line, to an unrelated third party buyer.  This transaction resulted in a pre-tax book gain of $5,706,000, which was recorded in the current fiscal quarter ended November 30, 2013.

Other Income (Expense)

Other expense decreased $174,000 to $105,000 in the quarter ended November 30, 2013 compared to other income of $69,000 in the same period in the prior year.  Other income (expense) primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

Non-controlling Interest

The income (loss) from non-controlling interest relates to a joint venture in which we have, through our NEPTCO subsidiary, a 50% ownership interest.  The joint venture between NEPTCO and its joint venture partner (an otherwise unrelated party) is managed and operated on a day-to-day basis by NEPTCO.  The purpose of this joint venture was to combine the elements of each member’s fiber optic strength elements businesses.

Net Income

Net income attributable to Chase Corporation increased $5,235,000 or 148% to $8,775,000 in the quarter ended November 30, 2013 compared to $3,540,000 in the same quarter of the prior year.  The increase in net income in the current quarter is primarily due to the previously mentioned $5,706,000 gain that resulted from the sale of the Insulfab product line in October 2013.  Additionally, the prior year results included incremental expenses of $564,000 in inventory fair value step up related to the NEPTCO acquisition during the first quarter, and the acceleration of defined benefit plan settlement costs of $352,000 resulting from the timing of lump sum distributions to participants.

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

We define EBITDA as follows:  net income attributable to Chase Corporation before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization from intangible assets.  We define Adjusted EBITDA as EBITDA excluding costs and gains/losses related to our acquisitions and disposals, costs of products sold related to inventory step-up to fair value, and settlement (gains) or losses resulting from lump sum distributions to participants from our defined benefit plan.

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

The following unaudited table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended November 30,
	2013	2012

Net income attributable to Chase Corporation	$8,775,000	$3,540,000
Interest expense	303,000	362,000
Income taxes	4,747,000	1,820,000
Depreciation expense	1,426,000	1,508,000
Amortization expense	1,194,000	1,217,000
EBITDA	$16,445,000	$8,447,000
Gain on sale of Insulfab (a)	(5,706,000)	—
Cost of sale of inventory step-up (b)	—	564,000
Pension curtailment and settlement costs (c)	—	352,000
Adjusted EBITDA	$10,739,000	$9,363,000

(a)         Represents gain on sale of Insulfab product line that was completed in October 2013

(b)         Represents costs of product related to the step-up in fair value of inventory through purchase accounting from the June 2012 acquisition of NEPTCO

(c)          Represents pension related settlement costs due to the timing of lump sum distributions

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $6,931,000 to $36,928,000 at November 30, 2013, from $29,997,000 at August 31, 2013.  The increased cash balance is primarily attributable to the proceeds from the sale of the Insulfab product line in October 2013 as well as from cash from operations, partially offset by payments on:  outstanding debt, income taxes, annual incentive compensation and equipment purchases.  A portion of cash held as of November 30, 2013 was subsequently used in December 2013 to pay our annual dividend of $4,093,000.  We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

Cash flow provided by operations was $1,983,000 in the first quarter of fiscal 2014 compared to $2,116,000 in the prior year’s first quarter.  Cash provided by operations during the first three months of fiscal 2014 was primarily due to operating income, decreased accounts receivable and increased accounts payable balances offset by increased inventory and other current assets balances, as well as decreased accrued expenses due to the payment of our annual incentive compensation.

The ratio of current assets to current liabilities was 2.9 as of November 30, 2013, compared to 3.1 as of August 31, 2013.  The decrease in our current ratio at November 30, 2013 was primarily attributable to increased accounts payable as well as an accrual for our fiscal 2013 annual dividend which was declared in the first fiscal quarter ending November 30, 2013 and paid in December 2013.  This was partially offset by an increase in current assets due to the remaining open receivable amount for the sale of the Insulfab product line and increased inventory resulting from higher sales volume and strategic raw material purchases, as well as decreased accrued payroll and other compensation due to the payment of our annual incentive program.

Cash flow provided by investing activities of $5,796,000 was primarily due to the proceeds from the sale of the Insulfab product line in October 2013, which was partially offset by cash paid for purchases of machinery and equipment at our manufacturing locations during the first quarter of fiscal 2014.

Cash flow used in financing activities of $1,400,000 was due to payments made on the bank loans used to finance our acquisition of NEPTCO, described in more detail below.

On October 23, 2013, we announced an annual cash dividend of $0.45 per share (totaling $4,093,000), to shareholders of record on November 5, 2013 and payable on December 4, 2013.

In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At November 30, 2013, the applicable interest rate was 1.91% per annum and the outstanding principal amount was $63,000,000.  We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 beginning in September 2012 through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017 and prepayment of the Credit Facility is allowed at any time.

We have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of November 30, 2013 and December 31, 2013, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2014 and future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of November 30, 2013.

We currently have several on-going capital projects that are important to our long term strategic goals.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

We may also consider the acquisition of companies or other assets in fiscal 2014 or in future periods which are complementary to our business.  We believe that our existing resources, including cash on hand and our Revolver, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off balance sheet arrangements.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 for a complete discussion of our contractual obligations.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  This ASU expands the presentation of changes in accumulated other comprehensive income.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.  We adopted this ASU in the first quarter of fiscal 2014.  The provisions of ASU 2013-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the three months ended November 30, 2013 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, plans for manufacturing facilities, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals and future growth.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2013, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars (USD).  However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of November 30, 2013, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at November 30, 2013
GBP	British Pound	$8,448,000
EUR	Euro	$2,245,000
CNY	Chinese Yuan	$264,000
CAD	Canadian Dollar	$248,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation gain for the three months ended November 30, 2013 in the amount of $1,578,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

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

Changes in internal control over financial reporting

Effective April 1, 2013, the Company began the process of implementing a single enterprise resource planning (“ERP”) computer system world-wide.  During fiscal 2013 and the first quarter of fiscal 2014, the Company expanded its existing ERP modules to five of its domestic locations which resulted in changes to the Company’s processes and procedures affecting its internal control over financial reporting.  The Company expects this process to continue over the next twelve months as it continues with its plan to deploy more effective and efficient processes to support the Company’s financial reporting as it continues to grow in size and scale.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting during its most recent fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Chase Corporation Annual Incentive Plan for Fiscal Year 2014 (incorporated by reference from Exhibit 99.1 to the Company’s current report on Form 8-K filed October 11, 2013).
10.2	Chase Corporation Long-Term Incentive Plan for Fiscal Year 2014 (incorporated by reference from Exhibit 99.2 to the Company’s current report on Form 8-K filed October 11, 2013).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

Chase Corporation

Dated: January 9, 2014	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: January 9, 2014	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas,
Chief Financial Officer and Treasurer