Form 10-Q
period 2014-02-28
CHASE CORP
filed 2014-04-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

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

The number of shares of Common Stock outstanding as of March 31, 2014 was 9,101,956.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2014

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2014	2013
ASSETS
Current Assets:
Cash & cash equivalents	$36,639	$29,997
Accounts receivable, less allowance for doubtful accounts of $703 and $696	32,490	32,084
Inventories	33,336	32,048
Prepaid expenses and other current assets	2,563	1,826
Due from sale of product line	739	—
Assets held for sale, net	—	1,905
Deferred income taxes	2,115	2,115
Total current assets	107,882	99,975

Property, plant and equipment, net	44,985	45,192

Other Assets:
Goodwill	38,344	37,815
Intangible assets, less accumulated amortization of $20,540 and $17,554	29,902	31,781
Cash surrender value of life insurance	7,308	7,278
Restricted investments	1,279	1,094
Funded pension plan	1,232	1,014
Other assets	194	211
	$231,126	$224,360
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$15,101	$12,416
Accrued payroll and other compensation	3,727	7,046
Accrued expenses	4,413	5,171
Accrued income taxes	560	2,161
Current portion of long-term debt	6,300	5,600
Total current liabilities	30,101	32,394

Long-term debt, less current portion	55,300	58,800
Deferred compensation	2,057	1,897
Accumulated pension obligation	7,956	7,834
Other liabilities	148	108
Deferred income taxes	9,439	9,467

Commitments and Contingencies (Note 10)

Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,101,956 shares at February 28, 2014 and 9,066,115 shares at August 31, 2013 issued and outstanding	910	907
Additional paid-in capital	14,037	13,336
Accumulated other comprehensive loss	(2,811)	(5,163)
Retained earnings	112,936	103,734
Chase Corporation stockholders’ equity	125,072	112,814
Non-controlling interest related to NEPTCO joint venture	1,053	1,046
Total equity	126,125	113,860
Total liabilities and equity	$231,126	$224,360

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Revenues
Sales	$50,412	$47,714	$104,067	$100,690
Royalties and commissions	779	658	1,307	1,082
	51,191	48,372	105,374	101,772
Costs and Expenses
Cost of products and services sold	33,951	33,468	69,429	70,739
Selling, general and administrative expenses	9,930	10,917	20,369	21,456

Operating income	7,310	3,987	15,576	9,577

Interest expense	(285)	(314)	(588)	(676)
Gain on sale of product line (Note 8)	—	—	5,706	—
Other (expense) income	(125)	215	(230)	284

Income before income taxes	6,900	3,888	20,464	9,185

Income taxes	2,415	1,395	7,162	3,215

Net income	$4,485	$2,493	$13,302	$5,970

Net loss (gain) attributable to non-controlling interest	35	151	(7)	214
Net income attributable to Chase Corporation	$4,520	$2,644	$13,295	$6,184

Net income available to common shareholders, per common and common equivalent share

Basic	$0.50	$0.29	$1.46	$0.68
Diluted	$0.48	$0.29	$1.43	$0.68

Weighted average shares outstanding
Basic	8,942,045	8,854,801	8,940,075	8,853,038
Diluted	9,166,370	8,952,938	9,158,527	8,941,431

Cash dividends paid per share			$0.45	$0.40

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income	$4,485	$2,493	$13,302	$5,970

Other comprehensive income:
Net unrealized loss on restricted investments, net of tax	2	33	73	34
Change in funded status of pension plans, net of tax	48	834	96	1,106
Foreign currency translation adjustment	605	(1,431)	2,183	(1,027)
Total other comprehensive income	655	(564)	2,352	113
Comprehensive income	5,140	1,929	15,654	6,083
Comprehensive (income) loss attributable to non-controlling interest	35	151	(7)	214
Comprehensive income attributable to Chase Corporation	$5,175	$2,080	$15,647	$6,297

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2014

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Chase
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Non-conrolling	Total
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2013	9,066,115	$907	$13,336	$(5,163)	$103,734	$112,814	$1,046	$113,860
Restricted stock grants, net of forfeitures	33,631	3	(3)			—		—
Amortization of restricted stock grants			510			510		510
Amortization of stock option grants			128			128		128
Exercise of stock options	2,210		32			32		32
Excess tax benefit (expense) from stock based compensation			34			34		34
Cash dividend accrued, $0.45 per share					(4,093)	(4,093)		(4,093)
Change in funded status of pension plan, net of tax of $52				96		96		96
Foreign currency translation adjustment				2,183		2,183		2,183
Net unrealized gain on restricted investments, net of tax of $40				73		73		73
Net income					13,295	13,295	7	13,302
Balance at February 28, 2014	9,101,956	$910	$14,037	$(2,811)	$112,936	$125,072	$1,053	$126,125

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Six Months Ended February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,302	$5,970
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	(4)	(1)
Gain on sale of product line	(5,706)	—
Depreciation	2,852	2,942
Amortization	2,386	2,410
Cost of sale of inventory step-up	—	564
Recovery on allowance for doubtful accounts	(12)	(258)
Stock based compensation	638	840
Realized gain on restricted investments	(37)	(40)
Decrease in cash surrender value life insurance	60	97
Excess tax benefit from stock based compensation	(34)	(7)
Pension curtailment and settlement loss	—	1,223
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(102)	3,616
Inventories	(3,345)	(5,235)
Prepaid expenses & other assets	(678)	(639)
Accounts payable	2,535	(744)
Accrued compensation and other expenses	(4,355)	(3,706)
Accrued income taxes	(1,632)	(1,771)
Deferred compensation	161	100
Net cash provided by operating activities	6,029	5,361

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,190)	(1,483)
Cost to acquire intangible assets	(77)	(146)
Contingent purchase price paid for acquisition	(156)	—
Payments for acquisitions, net of cash acquired	—	84
Proceeds from sale of fixed assets	14	24
Net proceeds from sale of product line	9,179	—
Contributions from restricted investments	(36)	(33)
Payments for cash surrender value life insurance	(88)	(92)
Net cash provided by (used in) investing activities	6,646	(1,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	2,104	313
Payments of principal on debt	(4,904)	(3,113)
Dividend paid	(4,093)	(3,626)
Proceeds from exercise of common stock options	32	—
Excess tax benefit from stock based compensation	34	7
Net cash used in financing activities	(6,827)	(6,419)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,848	(2,704)
Effect of foreign exchange rates on cash	794	(324)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	29,997	15,180

CASH & CASH EQUIVALENTS, END OF PERIOD	$36,639	$12,152

Non-cash Investing and Financing Activities
Accrued contingent payments related to acquisitions	—	$141
Property, plant & equipment additions included in accounts payable	$195	$84

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

The results of operations for the interim periods ended February 28, 2014 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 28, 2014, the results of operations, comprehensive income and cash flows for the interim periods ended February 28, 2014 and 2013, and changes in equity for the interim period ended February 28, 2014.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the US dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s UK-based operations are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the consolidated statements of operations.

During the third quarter of fiscal 2013, an immaterial error was identified in the presentation of two line items within the operating activities section of the Company’s previously reported statement of cash flows for the comparing period ended February 28, 2013.  The Company revised the statement of cash flows to correct the presentation of two line items within the operating activities section.  This revision to the statement of cash flows results in pension curtailment and settlement loss changing from ($1,223) to $1,223 and accrued compensation and other expenses changing from ($1,260) to ($3,706) for the six months ended February 28, 2013. There was no impact on the comparing balance sheet or the related statement of operations, statement of comprehensive income, total cash provided by operating activities or overall cash flows.

During the fourth quarter of fiscal 2013, the Company identified an immaterial error in the statement of comprehensive income within the Company’s previously reported unaudited financial statements for the first three quarters of fiscal 2013.  In those fiscal quarters, the Company properly recorded pension settlement losses that resulted from lump sum distributions to pension plan participants in earnings, but

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

did not properly reclassify the amount out of Equity—Accumulated Other Comprehensive Income (Loss).  As a result, the Company revised the reclassification adjustment for the change in funded status of pension plans line item from $49 to $834 for the three months ended February 28, 2013, and from $107 to $1,106 for the six months ended February 28, 2013.  There was no impact on the comparing balance sheet or the related statement of operations, and statement of cash flows.

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

Note 3 — Inventories

Inventories consist of the following as of February 28, 2014 and August 31, 2013:

	February 28, 2014	August 31, 2013
Raw materials	$16,191	$14,545
Work in process	6,448	5,967
Finished goods	10,697	11,536
Total Inventories	$33,336	$32,048

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two-class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Basic Earnings per Share

Net income attributable to Chase Corporation	$4,520	$2,644	$13,295	$6,184
Less: Allocated to participating securities	77	62	228	140
Net income available to common shareholders	$4,443	$2,582	$13,067	$6,044

Basic weighted average shares outstanding	8,942,045	8,854,801	8,940,075	8,853,038
Net income per share - Basic	$0.50	$0.29	$1.46	$0.68

Diluted Earnings per Share

Net income attributable to Chase Corporation	$4,520	$2,644	$13,295	$6,184
Less: Allocated to participating securities	75	61	223	138
Net income available to common shareholders	$4,445	$2,583	$13,072	$6,046

Basic weighted average shares outstanding	8,942,045	8,854,801	8,940,075	8,853,038
Additional dilutive common stock equivalents	224,325	98,137	218,452	88,393
Diluted weighted average shares outstanding	9,166,370	8,952,938	9,158,527	8,941,431
Net income per share - Diluted	$0.48	$0.29	$1.43	$0.68

For the three and six months ended February 28, 2014, stock options to purchase 25,969 and 18,222 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  There were no anti-dilutive shares for the three and six months ended February 28, 2013.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

Note 5 — Stock-Based Compensation

In October 2012, the Board of Directors of the Company approved the fiscal year 2013 Long-Term Incentive Plan (“2013 LTIP”) for the executive officers.  The 2013 LTIP is an equity-based plan with a grant date of October 22, 2012 and contains a performance and service-based restricted stock grant of 11,861 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2015.  Based on the fiscal year 2013 financial results, 11,861 additional shares of restricted stock (total of 23,722 shares) were earned and granted subsequent to the end of fiscal year 2013 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In September 2013, the Board of Directors of the Company approved the fiscal year 2014 Long-Term Incentive Plan (“2014 LTIP”) for the executive officers and other members of management.  The 2014 LTIP is an equity-based plan with a grant date of September 1, 2013 and contains the following equity components:

Restricted Shares — (a) performance and service-based restricted stock grant of 7,529 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2016.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; (b) time-based restricted stock grant of 8,323 and 1,040 shares in the aggregate, with vesting dates of August 31, 2016 and August 31, 2014, respectively.  Compensation expense is recognized on a ratable basis over the vesting period.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Stock options — options to purchase 25,969 shares of common stock in the aggregate with an exercise price of $29.72 per share.  The options will vest in three equal annual allotments beginning on August 31, 2014 and ending on August 31, 2016. The options will expire on August 31, 2023.  Compensation expense is recognized over the vesting period of the award on an annual basis consistent with the vesting terms.

As part of their annual retainer, non-employee members of the Board of Directors receive a combined total of $144 of Chase Corporation common stock, in the form of restricted stock valued in conjunction with the start of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award vests one year from the date of grant.  In February 2014, non-employee members of the Board received a total grant of 4,878 shares of restricted stock for service for the period from January 31, 2014 through January 31, 2015.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve month vesting period.

Note 6 — Segment Data and Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment reflects specified products that are used in, or integrated into, another company’s product with demand dependent upon general economic conditions.  Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and wind energy composite materials and elements.  Additionally, the Industrial Materials segment includes a joint venture which produces glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

The Construction Materials segment comprises project-oriented product offerings that are primarily sold and used as “Chase” branded products.  Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables summarize financial information about the Company’s reportable segments:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Revenues from external customers
Industrial Materials	$39,920	$37,900	$81,590	$77,750
Construction Materials	11,271	10,472	23,784	24,022
Total	$51,191	$48,372	$105,374	$101,772

Income (loss) before income taxes
Industrial Materials	$7,708	$5,162	$21,315	$10,692
Construction Materials	867	717	2,458	2,147
Total for reportable segments	8,575	5,879	23,773	12,839
Corporate and Common Costs	(1,675)	(1,991)	(3,309)	(3,654)
Total	$6,900	$3,888	$20,464	$9,185

The Company’s products are sold world-wide.  For the quarters ended February 28, 2014 and 2013, sales from its operations located in the United Kingdom accounted for 12% and 7% of consolidated revenues, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 10% of total Company revenues compared to 8% in the same period in fiscal 2013.  No other foreign geographic area accounted for more than 10% of consolidated revenues for the three or six month periods ended February 28, 2014 or 2013.

	February 28, 2014	August 31, 2013
Total assets
Industrial Materials	$132,103	$133,110
Construction Materials	48,487	48,573
Total for reportable segments	180,590	181,683
Corporate and Common Assets	50,536	42,677
Total	$231,126	$224,360

As of February 28, 2014 and August 31, 2013, the Company had long-lived assets (that will provide a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,226 and $4,063, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles of $10,536 and $10,333, as of February 28, 2014 and August 31, 2013, respectively, associated with its operations in the United Kingdom.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2013	$10,735	$27,080	$37,815
Acquisition of Paper Tyger - additional earnout	—	156	156
Foreign currency translation adjustment	355	18	373
Balance at February 28, 2014	$11,090	$27,254	$38,344

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill.  The Company identified several reporting units within each of its two operating segments that are used to

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

evaluate the possible impairment of goodwill.  Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value.  Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.  Additionally, testing for possible impairment of recorded goodwill balances is required annually.  The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material and energy costs, and various other projected operating and economic factors.  When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows. The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of February 28, 2014 and August 31, 2013:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
February 28, 2014
Patents and agreements	11.8 years	$3,298	$2,223	$1,075
Formulas	9.1 years	5,857	2,579	3,278
Trade names	5.7 years	6,413	2,633	3,780
Customer lists and relationships	10.2 years	34,874	13,105	21,769
		$50,442	$20,540	$29,902

August 31, 2013
Patents and agreements	11.9 years	$3,198	$2,200	$998
Formulas	9.1 years	5,772	2,238	3,534
Trade names	5.7 years	6,345	2,055	4,290
Customer lists and relationships	10.2 years	34,020	11,061	22,959
		$49,335	$17,554	$31,781

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2014 and 2013 was $2,386 and $2,410, respectively.  Estimated amortization expense for the remainder of fiscal year 2014 and for future periods is as follows:

Years ending August 31,
2014 (remaining 6 months)	$2,470
2015	4,755
2016	4,693
2017	4,256
2018	4,025
2019	3,328
$23,527

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 8 — Sale of Insulfab Product Line

On October 7, 2013, the Company sold substantially all of its property and assets, including intellectual property, comprising the Insulfab® product line, to an unrelated third party (“Buyer”).  The Insulfab product line is primarily focused on manufacturing high quality, engineered barrier laminates used in aerospace applications.  The sale proceeds of $7,394 were subject to certain post-closing adjustments based on the change in the final net book value compared to the bid date net book value.  In the quarter ending November 30, 2013, management determined these post-closing adjustments resulted in an increase in the sale proceeds of $2,516 based on the increase of inventory sold to the Buyer at closing.  This adjustment was settled and paid by the Buyer to the Company in the quarter ending February 28, 2014, net of amount held in escrow.  The net proceeds from the sale are available for debt reduction, investment in the Company’s core businesses and future acquisitions.

This transaction resulted in a pre-tax book gain of $5,706 ($3,709 after-tax gain) which was recorded in the quarter ending November 30, 2013.  The portion of the sale price held in escrow of $739 is recorded as a current asset (Due from sale of product line) as of February 28, 2014, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the Insulfab sale.

The following table summarizes information about the Insulfab product line as of October 7, 2013 and August 31, 2013:

	October 7, 2013	August 31, 2013
Inventory	$3,153	$885
Propery & equipment	1,062	1,060
Accrued expenses	(3)	(40)
	$4,212	$1,905

As a result of the efforts to market and sell this product line beginning in the fourth quarter of fiscal 2013, the Company had classified the Insulfab assets (including inventory and equipment) as assets held for sale as of August 31, 2013.  This product line and related assets were part of the Company’s Industrial Materials segment.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

At February 28, 2014 and August 31, 2013, the following amounts, related to the JV, were consolidated in the Company’s balance sheet:

	February 28,	August 31,
	2014	2013
Assets
Cash	$186	$394
Accounts receivable, net	1,472	1,106
Inventories	1,515	1,510
Prepaid expenses and other assets	286	283
Property, plant and equipment, net	391	448
Intangible assets, net	694	706
Total assets	$4,544	$4,447

Liabilities and net assets
Accounts payable and accrued expenses	$697	$679
Due to Members	1,743	1,677
Total liabilities	$2,440	$2,356

Net assets	$2,104	$2,091

Non-controlling interest	$1,052	$1,046

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

Under the JV agreement, the JV is barred from issuing third party debt, other than customary accounts payable resulting from its normal trade operations. The liabilities of the JV are not guaranteed by any portion of NEPTCO or the Company.

The JV has agreed to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV has agreed to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $300 and $429 for the three months ended February 28, 2014 and 2013, respectively.  Purchases from the joint venture partner totaled $767 and $892 for the six months ended February 28, 2014 and 2013, respectively.  The JV had amounts due to the other joint venture partner of $300 and $378 at February 28, 2014 and August 31, 2013, respectively.

Note 10 — Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of its business.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cash flows, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered into that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 - Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2014 and 2013 are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Service cost	$81	$85	$161	$188
Interest cost	161	113	321	227
Expected return on plan assets	(178)	(151)	(355)	(300)
Amortization of prior service cost	1	5	2	11
Amortization of unrecognized loss	73	70	147	154
Curtailment loss	—	—	—	25
Settlement loss	—	871	—	1,198
Net periodic benefit cost	$138	$993	$276	$1,503

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 28, 2014, the Company has made contributions of $200 in the current fiscal year to fund its obligations under its pension plan, and plans to make the necessary contributions over the remainder of fiscal 2014 to ensure the qualified plan continues to be adequately funded given the current market conditions.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 as of February 28, 2014 and August 31, 2013 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2014 and August 31, 2013:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	February 28, 2014	$1,279	$1,279	$—	$—

Restricted investments	August 31, 2013	$1,094	$1,094	$—	$—

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following table presents the fair value of the Company’s long-term debt as of February 28, 2014 and August 31, 2013, which is recorded at its carrying value:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	February 28, 2014	$61,600	$—	$61,600	$—

Long-term debt	August 31, 2013	$64,400	$—	$64,400	$—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Restricted Investments	Change in Funded Status of Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at August 31, 2013	$144	$(3,578)	$(1,729)	$(5,163)

Other comprehensive gains (losses) before reclassifications (1)	97	—	2,183	2,280
Reclassifications to net income of previously deferred (gains) losses (2)	(24)	96	—	72
Other comprehensive income (loss)	73	96	2,183	2,352

Balance at February 28, 2014	$217	$(3,482)	$454	$(2,811)

(1)         Net of tax benefit of $53, $0, $0, respectively.

(2)         Net of tax expense of $13, tax benefit of $52, $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended February 28, 2014	Six Months Ended February 28, 2014	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(32)	$(37)	Selling, general and administrative expenses
Tax expense (benefit)	11	13
Gain net of tax	$(21)	$(24)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$20	$40	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	$54	$108	Selling, general and administrative expenses
Tax expense (benefit)	(26)	(52)
Loss net of tax	$48	$96

Total net loss reclassified for the period	$27	$72

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

Overview

Revenues and income in both the quarter and year to date periods exceeded prior year results primarily due to increased demand and favorable sales mix.  We also realized benefits that resulted from our ongoing efforts with production facility consolidation, efficiency improvements and streamlining overhead costs. The sale of the Company’s Insulfab product line in October 2013 significantly contributed to earnings and cash flows in the first half of fiscal 2014.  Revenues from our Industrial Materials segment increased over the prior year periods primarily due to increased sales from our electronic coatings, electronic material cover tape, and wire and cable products.  These increases were partially offset by a reduction in demand for fiber optic cable component products from our joint venture business.

Revenues for our Construction Materials segment were ahead of the prior year for the second quarter, but fell short of fiscal 2013 through the first six months, primarily due to decreased demand for our coating and lining system products.  This segment saw increased demand for pipeline coatings products produced at our Rye, UK facility as several projects in the Middle East began in the quarter ended February 28, 2014.   Although our Construction Materials segment typically sees decreased demand in the second quarter due to the seasonality and impact of the winter months on this business, the extremely harsh winter across the U.S. had an even greater impact on sales of our pipeline and construction-related products this year.

During the remainder of the fiscal year, we will continue with our on-going global ERP system implementation which is expected to be completed by December 2014, as well as key strategies that focus on our marketing and product development efforts and continued emphasis on identifying potential acquisition targets.   Our balance sheet remains strong, with cash on hand of $36.6 million and a current ratio of 3.6.  Our $15.0 million line of credit is fully available, while the balance of our term debt is $61.6 million.

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

Results of Operations

Revenues and Operating Profit by Segment are as follows (dollars in thousands):

	Three Months Ended February 28, 2014	% of Total Revenues	Three Months Ended February 28, 2013	% of Total Revenues	Six Months Ended February 28, 2014	% of Total Revenues	Six Months Ended February 28, 2013	% of Total Revenues

Revenues from external customers
Industrial Materials	$39,920	78%	$37,900	78%	$81,590	77%	$77,750	76%
Construction Materials	11,271	22%	10,472	22%	23,784	23%	24,022	24%
Total	$51,191		$48,372		$105,374		$101,772

	Three Months Ended February 28, 2014	% of Segment Revenues	Three Months Ended February 28, 2013		% of Segment Revenues	Six Months Ended February 28, 2014		% of Segment Revenues	Six Months Ended February 28, 2013		% of Segment Revenues
Income (loss) before income taxes
Industrial Materials	$7,708	19%	$5,162	(a)	14%	$21,315	(c)	26%	$10,692	(d)	14%
Construction Materials	867	8%	717		7%	2,458		10%	2,147		9%
Total for reportable segments	8,575	17%	5,879		12%	23,773		23%	12,839		13%
Corporate and Common Costs	(1,675)		(1,991	)(b)		(3,309)			(3,654	)(b)
Total	$6,900	13%	$3,888		8%	$20,464		19%	$9,185		9%

(a)    Includes $254 of pension related settlement costs due to the timing of lump sum distributions

(b)    Includes $595 of pension related settlement costs due to the timing of lump sum distributions

(c)    Includes $5,706 gain on sale of Insulfab product line

(d)    Includes $564 of costs of products sold related to inventory step up in fair value as part of the NEPTCO acquisition, $521 of pension related settlement costs due to the timing of lump sum distributions, and $150 of Randolph, MA plant closing expenses

Total Revenues

Total revenues increased $2,819,000 or 6% to $51,191,000 for the quarter ended February 28, 2014 compared to $48,372,000 in the same quarter of the prior year.  Total revenues increased $3,602,000 or 4% to $105,374,000 in the fiscal year to date period compared to $101,772,000 in the same period in fiscal 2013.

Revenues in our Industrial Materials segment increased $2,020,000 or 5% and $3,840,000 or 5% in the current quarter and year to date periods, respectively.  The increase in this segment compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively:  (a) increased sales of $1,138,000 and $1,954,000 from our wire and cable products that are used in energy-related applications;  (b) increased sales of $957,000 and $1,752,000 from our electronic coatings products resulting from higher sales in Europe and Asia; and (c) increased sales of $286,000 and $1,318,000 of electronic cover tapes.  These increases were partially offset by decreased sales of our joint venture fiber optic cable products in the current quarter and year to date periods of $548,000 and $1,116,000, respectively.

Revenues from our Construction Materials segment increased $799,000 or 8% in the current quarter compared to the prior year quarter.  The increase from our Construction Materials segment compared to the prior year period is primarily due to increased sales of $2,365,000 in pipeline products produced at our Rye, UK facility as a result of higher project related demands in the Middle East.  This increase was partially offset by reduced sales of $1,110,000 from our coating and lining systems (CIM Industries), as well as lower sales of $815,000 from our private label products.  For the first six months of fiscal 2014, revenues from our Construction Materials segment decreased $238,000 or 1% compared to the prior year period primarily due to decreased sales of $1,980,000 from our coating and lining systems which saw a favorable impact on projects in fiscal 2013 and $665,000 from our private label products which experienced slower demand this winter.  These were partially offset by increased sales $2,150,000 from pipeline products produced at our Rye, UK facility.

Cost of Products and Services Sold

Cost of products and services sold increased $483,000 or 1% to $33,951,000 for the quarter ended February 28, 2014 compared to $33,468,000 in the prior year quarter.  Cost of products and services sold decreased $1,310,000 or 2% to $69,429,000 in the fiscal year to date period compared to $70,739,000 in the same period in fiscal 2013.

The following table summarizes our cost of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended February 28,		Six Months Ended February 28,
Cost of products and services sold	2014	2013	2014	2013

Industrial Materials	64.7%	68.9%	64.8%	69.2%
Construction Materials	72.2%	70.3%	69.7%	70.6%
Total	66.3%	69.2%	65.9%	69.5%

Cost of products and services sold in our Industrial Materials segment was $25,817,000 and $52,850,000 in the current quarter and year to date periods compared to $26,108,000 and $53,785,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Industrial Materials segment decreased primarily due to sales mix as well as cost savings realized from the Company’s recent plant consolidation efforts.  In the past eighteen months, this segment has benefitted from exiting the Randolph, MA (operations relocated in December 2012) and Taylorsville, NC (Insulfab product line sold in October 2013) facilities and transitioned the remaining manufacturing activities from those two facilities to other domestic Chase facilities.   Additionally, in the first three months of fiscal 2013, this segment was impacted by incremental cost of products sold of $564,000 due to the sale of inventory which had a stepped up valuation as part of the NEPTCO acquisition.

Cost of products and services sold in our Construction Materials segment was $8,134,000 for the quarter ended February 28, 2014 compared to $7,360,000 in the prior year quarter.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment increased in the current quarter primarily due to unfavorable product mix as we had increased sales of lower margin products coupled with decreased sales of higher margin products.  Cost of products and services sold was $16,579,000 in the fiscal year to date period compared to $16,594,000 in the prior year period.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment decreased in the year to date period primarily due to favorable product mix as sales from our lower margin products in this segment had less of an impact on the year to date period compared to the quarter.  We continue to closely monitor raw material pricing across all product lines in this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $987,000 or 9% to $9,930,000 for the quarter ended February 28, 2014 compared to $10,917,000 in the prior year quarter.  As a percentage of revenues, selling, general and administrative expenses decreased to 19% in the current fiscal quarter compared to 23% in the prior year period.  Selling, general and administrative expenses decreased $1,087,000 or 5% to $20,369,000 in the fiscal year to date period compared to $21,456,000 in the same period in fiscal 2013.   For the current fiscal year to date period, selling, general and administrative expenses as a percentage of revenues decreased to 19% compared to 21% in the same period in fiscal 2013.   The percentage decrease for both the current fiscal quarter and year to date period compared to the prior year periods is primarily attributable to our continued emphasis on controlling costs, as well as the increased benefit due to the capitalization of internal costs related to our on-going global ERP implementation project.  Additionally, the prior year quarter and year to date periods included $595,000 and $771,000, respectively, of pension related settlement costs due to the timing of lump sum distributions.

Interest Expense

Interest expense decreased $29,000 or 9% to $285,000 for the quarter ended February 28, 2014 compared to $314,000 in the prior year quarter.  Interest expense decreased $88,000 or 13% to $588,000 for the fiscal year to date period compared to $676,000 in the same period in fiscal 2013.  The decrease in interest expense from the prior year period is a direct result of a reduction in our overall debt balance through principal payments made from operating cash flow over the past year.

Gain on sale of product line

On October 7, 2013, we sold substantially all of our property and assets, including intellectual property, comprising the Insulfab product line, to an unrelated buyer.   This transaction resulted in a pre-tax book gain of $5,706,000, which was recorded in our fiscal quarter ended November 30, 2013.

Other Income (Expense)

Other expense was $125,000 in the quarter ended February 28, 2014 compared to other income of $215,000 in the same period in the prior year, a decrease of $340,000.  Other expense was $230,000 for the fiscal year to date period compared to other income of $284,000 in the same period in the prior year, a decrease of $514,000.  Other income (expense) primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

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

Net Income

Net income attributable to Chase Corporation increased $1,876,000 or 71% to $4,520,000 in the quarter ended February 28, 2014 compared to $2,644,000 in the prior year quarter.  The increase in net income in the current quarter is primarily due to favorable product sales mix, continued emphasis on controlling costs, and incremental benefit of $206,000 from capitalized internal labor used in our on-going global ERP implementation project.  Additionally, the prior year period included incremental expenses related to the acceleration of defined benefit plan settlement costs of $871,000.

Net income attributable to Chase Corporation increased $7,111,000 or 115% to $13,295,000 for the fiscal year to date period compared to $6,184,000 in the same period in fiscal 2013.  The increase in net income in the year to date period is primarily due to the previously mentioned $5,706,000 gain that resulted from the sale of the Insulfab product line in October 2013, numerous cost containment initiatives, and incremental benefit of $358,000 from capitalized internal labor used in our on-going global ERP implementation project.  Additionally, the prior year period included incremental expenses of $564,000 in inventory fair value step up related to the NEPTCO acquisition, and the acceleration of defined benefit plan settlement costs of $1,223,000 resulting from the timing of lump sum distributions to participants.

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

We define EBITDA as follows:  net income attributable to Chase Corporation before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets.  We define Adjusted EBITDA as EBITDA excluding costs and gains/losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, and settlement (gains) or losses resulting from lump sum distributions to participants from our defined benefit plan.

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

The following unaudited table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Net income attributable to Chase Corporation	$4,520,000	$2,644,000	$13,295,000	$6,184,000

Interest expense	285,000	314,000	588,000	676,000
Income taxes	2,415,000	1,476,000	7,162,000	3,330,000
Depreciation expense	1,426,000	1,434,000	2,852,000	2,942,000
Amortization expense	1,192,000	1,193,000	2,386,000	2,410,000
EBITDA	$9,838,000	$7,061,000	$26,283,000	$15,542,000

Gain on sale of Insulfab (a)	—	—	(5,706,000)	—
Cost of sale of inventory step-up (b)	—	—	—	564,000
Pension curtailment and settlement costs (c)	—	871,000	—	1,223,000

Adjusted EBITDA	$9,838,000	$7,932,000	$20,577,000	$17,329,000

(a)         Represents gain on sale of Insulfab product line that was completed in October 2013

(b)         Represents expense related to the step-up in fair value of inventory through purchase accounting from the June 2012 acquisition of NEPTCO

(c)          Represents pension related settlement costs due to the timing of lump sum distributions

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $6,642,000 to $36,639,000 at February 28, 2014, from $29,997,000 at August 31, 2013.  The increased cash balance is primarily attributable to the proceeds from the sale of the Insulfab product line in October 2013 as well as from cash from operations, partially offset by payments on:  annual dividend, outstanding debt, income taxes, annual incentive compensation and equipment purchases.  Of the above noted amounts, $12,623,000 and $10,013,000 were held outside the U.S. by our foreign subsidiaries as of February, 28, 2014 and August 31, 2013, respectively.  Given our cash position in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash.  However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested.   Accordingly, we recognize a deferred tax liability

for the estimated future tax effects attributable to temporary differences due to these unremitted earnings.  In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the Company would pay the applicable U.S. taxes on these repatriated foreign amounts to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $6,029,000 in the first six months of fiscal year 2014 compared to $5,361,000 in the prior year period.   Cash provided by operations during the first half of fiscal 2014 was primarily due to operating income and increased accounts payable balances offset by increased inventory and other current assets balances, as well as decreased accrued expenses due to the timing of tax payments and payment of our annual incentive compensation.

The ratio of current assets to current liabilities was 3.6 as of February 28, 2014, compared to 3.1 as of August 31, 2013.  The increase in our current ratio at February 28, 2014 was primarily attributable to an increase in cash due to the proceeds from the sale of the Insulfab product line in October 2013, as well as decreases in accrued income taxes due to the timing of tax payments and accrued payroll and other compensation due to the payment of our annual incentive program.  This was partially offset by an increase to accounts payable.

Cash flow provided by investing activities of $6,646,000 was primarily due to the proceeds from the sale of the Insulfab product line in October 2013, which was partially offset by cash paid for purchases of machinery and equipment at our manufacturing locations during the first half of fiscal 2014.

Cash flow used in financing activities of $6,827,000 was primarily due to our annual dividend payment and payments made on the bank loans used to finance our acquisition of NEPTCO, described in more detail below.

On October 23, 2013, we announced a cash dividend of $0.45 per share (totaling $4,093,000). The dividend was paid on December 4, 2013 to shareholders of record on November 5, 2013.

In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At February 28, 2014, the applicable interest rate was 1.90% per annum and the outstanding principal amount was $61,600,000.  We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 beginning in September 2012 through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017 and prepayment of the Credit Facility is allowed at any time.

We have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of February 28, 2014 and March 31, 2014, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2014 and future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of February 28, 2014.

We currently have several on-going capital projects that are important to our long term strategic goals.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our manufacturing plants.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the six months ended February 28, 2014 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At February 28, 2014, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in USD.  However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of February 28, 2014, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at February 28, 2014
GBP	British Pound	$8,246,000
EUR	Euro	$3,284,000
CNY	Chinese Yuan	$242,000
CAD	Canadian Dollar	$9,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation gain for the six months ended February 28, 2014 in the amount of $2,183,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $61,600,000 at February 28, 2014.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 12 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

Effective April 1, 2013, the Company began the process of implementing a single enterprise resource planning (“ERP”) computer system world-wide.  During fiscal 2013 and the first half of fiscal 2014, the Company expanded its existing ERP modules to seven of its domestic locations which resulted in changes to the Company’s processes and procedures affecting its internal control over financial reporting.  The Company expects this process to be completed by December 2014 as it continues with its plan to deploy more effective and efficient processes to support the Company’s financial reporting as it continues to grow in size and scale.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting during its most recent fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved from time to time in litigation incidental to the conduct of our business.  Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period.  We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 6 - Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                                      Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 9, 2014	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: April 9, 2014	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer