Form 10-Q
period 2014-05-31
CHASE CORP
filed 2014-07-10
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

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

The number of shares of Common Stock outstanding as of June 30, 2014 was 9,128,778.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2014

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2014	2013
ASSETS
Current Assets:
Cash & cash equivalents	$42,575	$29,997
Accounts receivable, less allowance for doubtful accounts of $726 and $696	34,334	32,084
Inventories	32,658	32,048
Prepaid expenses and other current assets	2,420	1,826
Due from sale of product line	739	—
Assets held for sale, net	—	1,905
Deferred income taxes	2,115	2,115
Total current assets	114,841	99,975

Property, plant and equipment, net	44,701	45,192

Other Assets:
Goodwill	38,360	37,815
Intangible assets, less accumulated amortization of $21,779 and $17,554	28,752	31,781
Cash surrender value of life insurance	7,319	7,278
Restricted investments	1,197	1,094
Funded pension plan	1,237	1,014
Other assets	186	211
	$236,593	$224,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,592	$12,416
Accrued payroll and other compensation	4,256	7,046
Accrued expenses	5,012	5,171
Accrued income taxes	1,273	2,161
Current portion of long-term debt	6,650	5,600
Total current liabilities	30,783	32,394

Long-term debt, less current portion	53,550	58,800
Deferred compensation	1,972	1,897
Accumulated pension obligation	8,010	7,834
Other liabilities	138	108
Deferred income taxes	9,437	9,467

Commitments and Contingencies (Note 10)

Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,110,972 shares at May 31, 2014 and 9,066,115 shares at August 31, 2013 issued and outstanding	911	907
Additional paid-in capital	14,142	13,336
Accumulated other comprehensive loss	(2,660)	(5,163)
Retained earnings	119,260	103,734
Chase Corporation stockholders’ equity	131,653	112,814
Non-controlling interest related to NEPTCO joint venture	1,050	1,046
Total equity	132,703	113,860
Total liabilities and equity	$236,593	$224,360

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013

Revenues
Sales	$56,973	$55,096	$161,040	$155,787
Royalties and commissions	625	636	1,932	1,718
	57,598	55,732	162,972	157,505
Costs and Expenses
Cost of products and services sold	37,067	36,833	106,496	107,571
Selling, general and administrative expenses	10,518	10,784	30,887	32,241

Operating income	10,013	8,115	25,589	17,693

Interest expense	(278)	(312)	(866)	(989)
Gain on sale of product line (Note 8)	—	—	5,706	—
Other income (expense)	(10)	(2)	(240)	282

Income before income taxes	9,725	7,801	30,189	16,986

Income taxes	3,404	2,730	10,566	5,945

Net income	6,321	5,071	19,623	11,041

Net loss (gain) attributable to non-controlling interest	3	63	(4)	277
Net income attributable to Chase Corporation	$6,324	$5,134	$19,619	$11,318

Net income available to common shareholders, per common and common equivalent share
Basic	$0.69	$0.57	$2.16	$1.25
Diluted	$0.68	$0.56	$2.11	$1.24

Weighted average shares outstanding
Basic	8,950,763	8,864,047	8,943,849	8,856,813
Diluted	9,165,482	8,966,756	9,161,343	8,949,963

Cash dividends paid per share			$0.45	$0.40

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income	$6,321	$5,071	$19,623	$11,041

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	(27)	33	46	66
Change in funded status of pension plans, net of tax	48	32	144	925
Foreign currency translation adjustment	130	34	2,313	(993)
Total other comprehensive income (loss)	151	99	2,503	(2)
Comprehensive income	6,472	5,170	22,126	11,039

Comprehensive (income) loss attributable to non-controlling interest	3	63	(4)	277

Comprehensive income attributable to Chase Corporation	$6,475	$5,233	$22,122	$11,316

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED MAY 31, 2014

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Chase
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Non-conrolling	Total
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2013	9,066,115	$907	$13,336	$(5,163)	$103,734	$112,814	$1,046	$113,860
Restricted stock grants, net of forfeitures	32,851	3	(3)			—		—
Amortization of restricted stock grants			634			634		634
Amortization of stock option grants			178			178		178
Exercise of stock options	37,210	4	607			611		611
Common stock received for payment of stock option exercises	(18,981)	(2)	(577)			(579)		(579)
Excess tax benefit from stock based compensation			156			156		156
Common stock retained to pay statutory minimum withholding taxes on common stock	(6,223)	(1)	(189)			(190)		(190)
Annual cash dividend paid, $0.45 per share					(4,093)	(4,093)		(4,093)
Change in funded status of pension plan, net of tax of $78				144		144		144
Foreign currency translation adjustment				2,313		2,313		2,313
Net unrealized gain on restricted investments, net of tax of $26				46		46		46
Net income					19,619	19,619	4	19,623
Balance at May 31, 2014	9,110,972	$911	$14,142	$(2,660)	$119,260	$131,653	$1,050	$132,703

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Nine Months Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,623	$11,041
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	(4)	(11)
Gain on sale of product line	(5,706)	—
Depreciation	4,278	4,418
Amortization	3,584	3,598
Cost of sale of inventory step-up	—	564
Provision (recovery) on allowance for doubtful accounts	10	(260)
Stock based compensation	812	1,248
Realized gain on restricted investments	(57)	(42)
Decrease in cash surrender value life insurance	90	112
Excess tax benefit from stock based compensation	(156)	(7)
Pension curtailment and settlement loss	—	1,223
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,956)	1,232
Inventories	(2,649)	(4,330)
Prepaid expenses & other assets	(520)	(948)
Accounts payable	1,018	131
Accrued compensation and other expenses	(2,985)	(2,373)
Accrued income taxes	(779)	(718)
Deferred compensation	76	147
Net cash provided by operating activities	14,679	15,025

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,460)	(2,675)
Cost to acquire intangible assets	(105)	(281)
Contingent purchase price paid for acquisition	(156)	(141)
Payments for acquisitions, net of cash acquired	—	84
Proceeds from sale of fixed assets	14	105
Net proceeds from sale of product line	9,179	—
Contributions from restricted investments	24	(41)
Payments for cash surrender value life insurance	(137)	(137)
Net cash provided by (used in) investing activities	5,359	(3,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	2,104	313
Payments of principal on debt	(6,304)	(4,513)
Dividend paid	(4,093)	(3,626)
Proceeds from exercise of common stock options	32	209
Payments of statutory minimum taxes on stock options and restricted stock	(190)	(209)
Excess tax benefit from stock based compensation	156	7
Net cash used in financing activities	(8,295)	(7,819)

INCREASE IN CASH & CASH EQUIVALENTS	11,743	4,120
Effect of foreign exchange rates on cash	835	(251)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	29,997	15,180
CASH & CASH EQUIVALENTS, END OF PERIOD	$42,575	$19,049

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$579	$209
Property, plant & equipment additions included in accounts payable	$59	$74

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited consolidated financial statements, which included all information and notes necessary for such presentation for the three years ended August 31, 2013 in conjunction with its 2013 Annual Report on Form 10-K.

The results of operations for the interim periods ended May 31, 2014 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2014, the results of operations, comprehensive income and cash flows for the interim periods ended May 31, 2014 and 2013, and changes in equity for the interim period ended May 31, 2014.

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

During the fourth quarter of fiscal 2013, the Company identified an immaterial error in the statement of comprehensive income within the Company’s previously reported unaudited financial statements for the first three quarters of fiscal 2013.  In those fiscal quarters, the Company properly recorded pension settlement losses that resulted from lump sum distributions to pension plan participants in earnings, but did not properly reclassify the amount out of Equity—Accumulated Other Comprehensive Income (Loss).  As a result, the Company revised the reclassification adjustment for the change in funded status of pension plans line item from $139 to $925 for the nine months ended May 31, 2013.  There was no impact on the comparing balance sheet or the related statement of operations, and statement of cash flows.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2017 (fiscal 2018), including interim periods in its fiscal year 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of May 31, 2014 and August 31, 2013:

	May 31, 2014	August 31, 2013
Raw materials	$15,048	$14,545
Work in process	7,084	5,967
Finished goods	10,526	11,536
Total Inventories	$32,658	$32,048

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013

Basic Earnings per Share

Net income attributable to Chase Corporation	$6,324	$5,134	$19,619	$11,318
Less: Allocated to participating securities	106	120	333	259
Net income available to common shareholders	$6,218	$5,014	$19,286	$11,059

Basic weighted average shares outstanding	8,950,763	8,864,047	8,943,849	8,856,813
Net income per share - Basic	$0.69	$0.57	$2.16	$1.25

Diluted Earnings per Share

Net income attributable to Chase Corporation	$6,324	$5,134	$19,619	$11,318
Less: Allocated to participating securities	103	118	325	256
Net income available to common shareholders	$6,221	$5,016	$19,294	$11,062

Basic weighted average shares outstanding	8,950,763	8,864,047	8,943,849	8,856,813
Additional dilutive common stock equivalents	214,719	102,709	217,494	93,150
Diluted weighted average shares outstanding	9,165,482	8,966,756	9,161,343	8,949,963
Net income per share - Diluted	$0.68	$0.56	$2.11	$1.24

For the three and nine months ended May 31, 2014, stock options to purchase 25,969 and 18,222 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  There were no anti-dilutive shares for the three and nine months ended May 31, 2013.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014		2013
Revenues from external customers
Industrial Materials	$42,678	$43,146	$124,268		$120,897
Construction Materials	14,920	12,586	38,704		36,608
Total	$57,598	$55,732	$162,972		$157,505

Income before income taxes
Industrial Materials	$8,935	$8,504	$30,250	(a)	$18,972
Construction Materials	2,783	1,544	5,241		3,616
Total for reportable segments	11,718	10,048	35,491		22,588
Corporate and Common Costs	(1,993)	(2,247)	(5,302)		(5,602)
Total	$9,725	$7,801	$30,189		$16,986

(a)         Includes $5,706 gain on sale of Insulfab product line

The Company’s products are sold world-wide.  For the quarters ended May 31, 2014 and 2013, sales from its operations located in the United Kingdom accounted for 11% and 6% of total Company revenues, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 10% of total Company revenues compared to 7% in the same period in fiscal 2013.  No other foreign geographic area accounted for more than 10% of consolidated revenues for the three and nine month periods ended May 31, 2014 and 2013.

Total assets for the Company’s reportable segments as of May 31, 2014 and August 31, 2013:

	May 31, 2014	August 31, 2013
Total assets
Industrial Materials	$130,068	$133,110
Construction Materials	50,411	48,573
Total for reportable segments	180,479	181,683
Corporate and Common Assets	56,114	42,677
Total	$236,593	$224,360

As of May 31, 2014 and August 31, 2013, the Company had long-lived assets (that provide the future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,282 and $4,063, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles of $10,297 and $10,333, as of May 31, 2014 and August 31, 2013, respectively, associated with its operations in the United Kingdom.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2013	$10,735	$27,080	$37,815
Acquisition of Paper Tyger - additional earnout	—	156	156
Foreign currency translation adjustment	20	369	389
Balance at May 31, 2014	$10,755	$27,605	$38,360

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

Intangible assets subject to amortization consist of the following as of May 31, 2014 and August 31, 2013:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2014
Patents and agreements	11.8 years	$3,327	$2,225	$1,102
Formulas	9.1 years	5,862	2,723	3,139
Trade names	5.7 years	6,417	2,899	3,518
Customer lists and relationships	10.2 years	34,925	13,932	20,993
		$50,531	$21,779	$28,752

August 31, 2013
Patents and agreements	11.9 years	$3,198	$2,200	$998
Formulas	9.1 years	5,772	2,238	3,534
Trade names	5.7 years	6,345	2,055	4,290
Customer lists and relationships	10.2 years	34,020	11,061	22,959
		$49,335	$17,554	$31,781

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2014 and 2013 was $3,584 and $3,598, respectively.  Estimated amortization expense for the remainder of fiscal year 2014 and for future periods is as follows:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Years ending August 31,
2014 (remaining 3 months)	$1,236
2015	4,766
2016	4,707
2017	4,678
2018	4,120
2019	3,335
$22,842

Note 8 — Sale of Insulfab Product Line

On October 7, 2013, the Company sold substantially all of its property and assets, including intellectual property, comprising the Insulfab® product line, to an unrelated third party (“Buyer”).  The Insulfab product line is primarily focused on manufacturing high quality, engineered barrier laminates used in aerospace applications.  The sale proceeds of $7,394 were subject to certain post-closing adjustments based on the change in the final net book value compared to the bid date net book value.  In the quarter ending November 30, 2013, management determined these post-closing adjustments resulted in an increase in the sale proceeds of $2,516 based on the increase of inventory sold to the Buyer at closing.  This adjustment was settled and paid by the Buyer to the Company in the quarter ending February 28, 2014, net of amounts held in escrow.   The net proceeds from the sale are available for debt reduction, investment in the Company’s core businesses and future acquisitions.

This transaction resulted in a pre-tax book gain of $5,706 ($3,709 after-tax gain) which was recorded in the quarter ending November 30, 2013.  The portion of the sale price held in escrow of $739 is recorded as a current asset (Due from sale of product line) as of May 31, 2014, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the Insulfab sale.

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

At May 31, 2014 and August 31, 2013, the following amounts, related to the JV, were consolidated in the Company’s balance sheet:

	May 31,	August 31,
	2014	2013
Assets
Cash	$322	$394
Accounts receivable, net	1,587	1,106
Inventories	1,430	1,510
Prepaid expenses and other assets	224	283
Property, plant and equipment, net	367	448
Intangible assets, net	682	706
Total assets	$4,612	$4,447

Liabilities and net assets
Accounts payable and accrued expenses	$727	$679
Due to Members	1,785	1,677
Total liabilities	$2,512	$2,356

Net assets	$2,100	$2,091

Non-controlling interest	$1,050	$1,046

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

The JV has agreed to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV has agreed to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $383 and $525 for the three months ended May 31, 2014 and 2013, respectively.  Purchases from the joint venture partner

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

totaled $1,150 and $1,417 for the nine months ended May 31, 2014 and 2013, respectively.  The JV had amounts due to the other joint venture partner of $309 and $378 at May 31, 2014 and August 31, 2013, respectively.

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

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2014 and 2013 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Service cost	$81	$82	$242	$270
Interest cost	161	102	482	329
Expected return on plan assets	(178)	(131)	(533)	(431)
Amortization of prior service cost	1	1	3	12
Amortization of unrecognized loss	73	48	220	202
Curtailment loss	—	—	—	25
Settlement loss	—	—	—	1,198
Net periodic benefit cost	$138	$102	$414	$1,605

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31 2014, the Company has made contributions of $200 in the current fiscal year to fund its obligations under its pension plan, and plans to make the necessary contributions over the remainder of fiscal 2014 to ensure the qualified plan continues to be adequately funded given the current market conditions.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 as of May 31, 2014 and August 31, 2013 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2014 and August 31, 2013:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	May 31, 2014	$1,197	$1,197	$—	$—

Restricted investments	August 31, 2013	$1,094	$1,094	$—	$—

The following table presents the fair value of the Company’s long-term debt as of May 31, 2014 and August 31, 2013, which is recorded at its carrying value:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	May 31, 2014	$60,200	$—	$60,200	$—

Long-term debt	August 31, 2013	$64,400	$—	$64,400	$—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Restricted Investments	Change in Funded Status of Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at August 31, 2013	$144	$(3,578)	$(1,729)	$(5,163)

Other comprehensive gains (losses) before reclassifications (1)	83	—	2,313	2,396
Reclassifications to net income of previously deferred (gains) losses (2)	(37)	144	—	107
Other comprehensive income (loss)	46	144	2,313	2,503

Balance at May 31, 2014	$190	$(3,434)	$584	$(2,660)

(1)         Net of tax benefit of $45, $0, $0, respectively.

(2)         Net of tax expense of $20, tax benefit of $78, $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended May 31, 2014	Nine Months Ended May 31, 2014	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(20)	$(57)	Selling, general and administrative expenses
Tax expense (benefit)	7	20
Gain net of tax	$(13)	$(37)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$20	$60	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	$54	$162	Selling, general and administrative expenses
Tax expense (benefit)	(26)	(78)
Loss net of tax	$48	$144

Total net loss reclassified for the period	$35	$107

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

Overview

Revenues and net income in both the quarter and year to date periods continue to exceed prior year results as the current year has benefitted from overall increased demand from many of product areas as well as favorable sales mix.  We also continue to realize the benefits that have resulted from our ongoing efforts with production facility consolidation, efficiency improvements and streamlining overhead costs.  The sale of the Company’s Insulfab product line in October 2013 significantly contributed to earnings and cash flows in early fiscal 2014.

Year to date revenues from our Industrial Materials segment increased over the first nine months of the prior year as a result of continued high demand for our electronic coatings products.  Additionally, while we experienced decreased sales in our Industrial Materials segment this past quarter as compared to the prior year period, we have observed increased demand in the year to date period for both electronic material cover tapes and wire and cable products.  These increased sales in the year to date period were partially offset by a reduction in demand for fiber optic cable component products from our joint venture business.

Revenues for our Construction Materials segment were ahead of the prior year in both the quarter and year to date periods primarily driven by increased demand for pipeline coatings products produced at our Rye, UK facility due to several projects in the Middle East that began earlier in our second fiscal quarter.  Additionally, we observed increased demand for our coating and lining system products in our current year third quarter as compared to the prior year period. These increases were partially offset in the current quarter and the year to date periods by decreased sales of our private label products and bridge & highway construction products due to the impact of the harsh winter across the U.S. on these businesses.

During the remainder of the fiscal year, we will continue with our on-going global ERP system implementation which is expected to be completed by December 2014, as well as key strategies that focus on our marketing and product development efforts and continued emphasis on identifying potential acquisition targets.  Our balance sheet remains strong, with cash on hand of $42.6 million and a current ratio of 3.7.  Our $15.0 million line of credit is fully available, while the balance of our term debt is $60.2 million.

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

Construction Materials	• Pipeline • Bridge and Highway • Coating and Lining Systems • Private Label

Protective coatings and tape products including coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, high-performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Results of Operations

Revenues and Operating Profit by Segment are as follows (Dollars in Thousands):

	Three Months Ended May 31, 2014	% of Total Revenues	Three Months Ended May 31, 2013	% of Total Revenues	Nine Months Ended May 31, 2014	% of Total Revenues	Nine Months Ended May 31, 2013	% of Total Revenues

Revenues from external customers
Industrial Materials	$42,678	74%	$43,146	77%	$124,268	76%	$120,897	77%
Construction Materials	14,920	26%	12,586	23%	38,704	24%	36,608	23%
Total	$57,598		$55,732		$162,972		$157,505

	Three Months Ended May 31, 2014	% of Segment Revenues	Three Months Ended May 31, 2013	% of Segment Revenues	Nine Months Ended May 31, 2014		% of Segment Revenues	Nine Months Ended May 31, 2013		% of Segment Revenues
Income before income taxes
Industrial Materials	$8,935	21%	$8,504	20%	$30,250	(a)	24%	$18,972	(b)	16%
Construction Materials	2,783	19%	1,544	12%	5,241		14%	3,616		10%
Total for reportable segments	11,718	20%	10,048	18%	35,491		22%	22,588		14%
Corporate and Common Costs	(1,993)		(2,247)		(5,302)			(5,602	)(c)
Total	$9,725	17%	$7,801	14%	$30,189		19%	$16,986		11%

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

Total Revenues

Total revenues increased $1,866,000 or 3% to $57,598,000 for the quarter ended May 31, 2014 compared to $55,732,000 in the same quarter of the prior year.  Total revenues increased $5,467,000 or 3% to $162,972,000 in the fiscal year to date period compared to $157,505,000 in the same period in fiscal 2013.

Revenues in our Industrial Materials segment decreased $468,000 or 1% in the current quarter compared to the prior year quarter.  The decrease in this segment compared to the prior year period is primarily due to the following for the current quarter:  (a) decreased sales of $1,445,000 from our wire and cable products that are used in energy-related applications; (b) decreased sales of $487,000 from our electronic cover tapes; and (c) decreased sales of $487,000 from our electronic cover tapes.  These decreased sales were partially offset by increased sales of $1,406,000 from our electronic coatings products.  For the first nine months of fiscal 2014, revenues from our Industrial Materials segment increased $3,371,000 or 3% compared to the prior year period primarily due to:  (a) increased sales of $2,860,000 from our electronic coatings products primarily due to higher sales into Europe and Asia; (b) increased sales of $918,000 from our pulling and detection tape products; and (c) increased sales of $830,000 of electronic cover tapes.  These increases were partially offset by decreased sales of our joint venture fiber optic cable products in the year to date period of $828,000.

Revenues from our Construction Materials segment increased $2,334,000 or 19% in the current quarter compared to the prior year quarter.  The increase from our Construction Materials segment compared to the prior year period is primarily due to increased sales of $2,492,000 in pipeline products produced at our Rye, UK facility as a result of higher project related demands in the Middle East, and increased sales of $1,659,000 from our coating and lining systems (CIM Industries).  This increase was partially offset by reduced sales of $1,422,000 from our bridge and highway products as well as lower sales of $662,000 from our private label products as both experienced slower demand this past winter and into the spring months.  For the first nine months of fiscal 2014, revenues from our Construction Materials segment increased $2,096,000 or 6% compared to the prior year period primarily due to increased sales of $4,643,000 from pipeline products produced at our Rye, UK facility and $1,470,000 from pipeline products produced at our North America facilities.  These increases were partially offset by decreased sales of $1,943,000 from our bridge and highway products as well as lower sales of $1,759,000 from our private label products.

Cost of Products and Services Sold

Cost of products and services sold increased $234,000 or 1% to $37,067,000 for the quarter ended May 31, 2014 compared to $36,833,000 in the prior year quarter.  Cost of products and services sold decreased $1,075,000 or 1% to $106,496,000 in the fiscal year to date period compared to $107,571,000 in the same period in fiscal 2013.

The following table summarizes our cost of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2014	2013	2014	2013

Industrial Materials	62.8%	65.5%	64.1%	67.9%
Construction Materials	68.9%	68.2%	69.4%	69.7%
Total	64.4%	66.1%	65.3%	68.3%

Cost of products and services sold in our Industrial Materials segment was $26,782,000 and $79,632,000 in the current quarter and year to date periods compared to $28,254,000 and $82,038,000 in the comparable periods in the prior year.  As a percentage of revenues, cost of products and services sold in the Industrial Materials segment decreased primarily due to sales mix as well as cost savings realized from the Company’s recent plant consolidation efforts.  In the past eighteen months, this segment has benefitted from exiting the Randolph, MA (operations relocated in December 2012) and Taylorsville, NC (Insulfab product line sold in October 2013) facilities and transitioning the remaining manufacturing activities from those two facilities to other domestic Chase facilities.  Additionally, in the first three months of fiscal 2013, this segment was impacted by incremental cost of products sold of $564,000 due to the sale of inventory which had a stepped up valuation as part of the NEPTCO acquisition.

Cost of products and services sold in our Construction Materials segment was $10,285,000 for the quarter ended May 31, 2014 compared to $8,579,000 in the prior year quarter.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment increased in the current quarter primarily due to unfavorable product mix as we had increased sales of lower margin products coupled with decreased sales of higher margin products.  Cost of products and services sold was $26,864,000 in the fiscal year to date period compared to $25,533,000 in the prior year period.  As a percentage of revenues, cost of products and services sold in the Construction Materials segment decreased in the year to date period primarily due to favorable product mix as sales from our lower margin products in this segment had less of an impact on the year to date period compared to the quarter.  We continue to closely monitor raw material pricing across all product lines in this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $266,000 or 2% to $10,518,000 for the quarter ended May 31, 2014 compared to $10,784,000 in the prior year quarter. As a percentage of revenues, selling, general and administrative expenses decreased to 18% in the current fiscal quarter compared to 19% in the prior year period.  Selling, general and administrative expenses decreased $1,354,000 or 4% to $30,887,000 in the fiscal year to date period compared to $32,241,000 in the same period in fiscal 2013.  For the current fiscal year to date period, selling, general and administrative expenses as a percentage of revenues decreased to 19% compared to 20% in the same period in fiscal 2013.  The percentage decrease for both the current fiscal quarter and year to date period compared to the prior year periods is primarily attributable to our continued emphasis on controlling costs, as well as the increased benefit due to the capitalization of internal costs related to our on-going global ERP implementation project.  Additionally, the prior year to date period included $771,000 of pension related settlement costs due to the timing of lump sum distributions.

Interest Expense

Interest expense decreased $34,000 to $278,000 for the quarter ended May 31, 2014 compared to $312,000 in the prior year quarter.  Interest expense decreased $123,000 to $866,000 for the fiscal year to date period compared to $989,000 in the same period in fiscal 2013.  The decrease in interest expense from the prior year period is a direct result of a reduction in our overall debt balance through required principal payments made from operating cash flow over the past year.

Gain on sale of product line

On October 7, 2013, we sold substantially all of our property and assets, including intellectual property, comprising the Insulfab product line, to an unrelated buyer.  This transaction resulted in a pre-tax book gain of $5,706,000, which was recorded in our fiscal quarter ended November 30, 2013.

Other Income (Expense)

Other expense increased $8,000 to $10,000 for the quarter ended May 31, 2014 compared to $2,000 in the same period in fiscal 2013.  Other expense was $240,000 for the fiscal year to date period compared to other income of $282,000 in the same period in the prior year, a decrease of $522,000.  Other income (expense) primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

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

Net Income

Net income attributable to Chase Corporation increased $1,190,000 or 23% to $6,324,000 in the quarter ended May 31, 2014 compared to $5,134,000 in the prior year quarter.  The increase in net income in the current quarter is primarily due to favorable product sales mix, cost savings realized from the Company’s recent plant consolidation efforts, and our continued emphasis on controlling costs.

Net income attributable to Chase Corporation increased $8,301,000 or 73% to $19,619,000 for the fiscal year to date period compared to $11,318,000 in the same period in fiscal 2013.  The increase in net income in the year to date period is primarily due to the previously mentioned $5,706,000 gain that resulted from the sale of the Insulfab product line in October 2013, numerous cost containment initiatives including recent plant consolidation efforts, and the incremental benefit of $196,000 from capitalized internal labor used in our on-going global ERP implementation project.  We have capitalized $616,000 of internal costs related to our ERP implementation project for the year to date period compared to $420,000 in the prior year to date period.  Additionally, the prior year period included incremental expenses of

$564,000 in inventory fair value step up related to the NEPTCO acquisition, and the acceleration of defined benefit plan settlement costs of $1,223,000 resulting from the timing of lump sum distributions to participants.

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

The following table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income attributable to Chase Corporation	$6,324,000	$5,134,000	$19,619,000	$11,318,000
Interest expense	278,000	312,000	866,000	989,000
Income taxes	3,404,000	2,765,000	10,566,000	6,095,000
Depreciation expense	1,426,000	1,477,000	4,278,000	4,418,000
Amortization expense	1,198,000	1,188,000	3,584,000	3,598,000
EBITDA	$12,630,000	$10,876,000	$38,913,000	$26,418,000
Gain on sale of Insulfab (a)	—	—	(5,706,000)	—
Cost of sale of inventory step-up (b)	—	—	—	564,000
Pension curtailment and settlement costs (c)	—	—	—	1,223,000
Adjusted EBITDA	$12,630,000	$10,876,000	$33,207,000	$28,205,000

(a)         Represents gain on sale of Insulfab product line that was completed in October 2013

(b)         Represents expense related to the step-up in fair value of inventory through purchase accounting from the June 2012 acquisition of NEPTCO

(c)          Represents pension related settlement costs due to the timing of lump sum distributions

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $12,578,000 to $42,575,000 at May 31, 2014, from $29,997,000 at August 31, 2013.  The increased cash balance is primarily attributable to the proceeds from the sale of the Insulfab product line in October 2013, as well as from cash from operations, partially offset by payments on:  annual dividend, outstanding debt, income taxes, annual incentive compensation and equipment purchases.  Of the above noted amounts, $13,514,000 and $10,013,000 were held outside the U.S. by our foreign subsidiaries as of May 31, 2014 and August 31, 2013, respectively.  Given our cash position in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash.  However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested.  Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings.  In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the Company would pay the applicable U.S. taxes on these repatriated foreign amounts to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $14,679,000 in the first nine months of fiscal year 2014 compared to $15,025,000 in the prior year period.  Cash provided by operations during the first nine months of fiscal 2014 was primarily related to operating income and increased accounts payable due to the timing of vendor payments, offset by increased inventory resulting from strategic purchases of raw materials and increased accounts receivable balances due to higher sales volumes.

The ratio of current assets to current liabilities was 3.7 as of May 31, 2014, compared to 3.1 as of August 31, 2013.  The increase in our current ratio at May 31, 2014 was primarily attributable to increases in cash due to the proceeds from the sale of the Insulfab product line in October 2013 and accounts receivable resulting from higher sales volumes, as well as decreases in accrued income taxes due to the timing of tax payments and accrued payroll and other compensation due to the payment of our annual incentive program.  This was partially offset by an increase to accounts payable due to the timing of some raw material purchases.

Cash flow provided by investing activities of $5,359,000 was primarily due to the proceeds from the sale of the Insulfab product line in October 2013, which was partially offset by cash paid for purchases of machinery and equipment at our manufacturing locations during the first nine months of fiscal 2014.

Cash flow used in financing activities of $8,295,000 was primarily due to our annual dividend payment and payments made on the bank loans used to finance our acquisition of NEPTCO, described in more detail below.

On October 23, 2013, we announced a cash dividend of $0.45 per share (totaling $4,093,000). The dividend was paid on December 4, 2013 to shareholders of record on November 5, 2013.

In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At May 31, 2014, the applicable interest rate was 1.90% per annum and the outstanding principal amount was $60,200,000.  We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 beginning in September 2012 through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017 and prepayment of the Credit Facility is allowed at any time.

We have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of May 31, 2014 and June 30, 2014, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of May 31, 2014.

We currently have several on-going capital projects that are important to our long term strategic goals.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our manufacturing plants.

We may also consider the acquisition of companies or other assets in future periods which are complementary to our business.  We believe that our existing resources, including cash on hand and our Revolver, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available on favorable terms, if at all.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.  The ASU will be effective for our fiscal year beginning September 1, 2017 (fiscal 2018), including interim periods in our fiscal year 2018, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the nine months ended May 31, 2014 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At May 31, 2014, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in USD.  However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of May 31, 2014, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at May 31, 2014
GBP	British Pound	$10,051,000
EUR	Euro	$3,323,000
CNY	Chinese Yuan Renminbi	$157,000
CAD	Canadian Dollar	$45,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation gain for the nine months ended May 31, 2014 in the amount of $2,313,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $60,200,000 at May 31, 2014.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 12 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

Effective April 1, 2013, the Company began the process of implementing a single enterprise resource planning (“ERP”) computer system world-wide.  During fiscal 2013 and the first nine months of fiscal 2014, the Company expanded its existing ERP modules to seven of its domestic locations which resulted in changes to the Company’s processes and procedures affecting its internal control over financial reporting.  The Company expects this process to be completed by December 2014 as it continues with its plan to deploy more effective and efficient processes to support the Company’s financial reporting as it continues to grow in size and scale.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting during its most recent fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Form 10-K for the fiscal year ended August 31, 2013 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Separation Agreement between the Company and Kenneth L. Dumas dated April 17, 2014
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: July 10, 2014	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: July 10, 2014	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Chief Financial Officer and Treasurer