Form 10-K
period 2014-08-31
CHASE CORP
filed 2014-11-14
CIK 830524

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, as of February 28, 2014 (the last business day of the registrant's second quarter of fiscal 2014), was approximately $203,473,000.

         As of October 31, 2014, the Company had outstanding 9,129,427 shares of common stock, $.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

         Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's fiscal year ended August 31, 2014, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2014

PART I

ITEM 1—BUSINESS

Primary Operating Divisions and Facilities and Industry Segment

        Chase Corporation (the "Company," "Chase," "we," or "us"), founded in 1946, is a leading manufacturer of protective materials for high reliability applications. Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions. We are organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The basis for our segmentation is distinguished by the nature of the products we manufacture and how they are delivered to their respective markets. The Industrial Materials segment represents our specified products which are used in or integrated into another company's product with demand dependent upon general economic conditions. The Construction Materials segment reflects our construction project oriented product offerings which are primarily sold and used as "Chase" branded products in final form. Our manufacturing facilities are distinct to their respective segments with the exception of our O'Hara Township, PA and Blawnox, PA facilities, which produce products related to both operating segments. A summary of our operating structure as of August 31, 2014 is as follows:

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
Chase BLH2OCK®, a water blocking compound sold to the wire and cable industry.	Blawnox, PA	In September 2012, we moved our manufacturing processes of Chase BLH2OCK® that had been previously conducted at our Randolph, MA facility to this location.
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry.	O'Hara Township, PA	The HumiSeal business and product lines were acquired in the early 1970's.

Key Products	Primary Manufacturing Location(s)	Background/History
Laminated film foils for the electronics and cable industries and cover tapes essential to delivering semiconductor components via tape and reel packaging.	Pawtucket, RI Lenoir, NC	In June 2012, we acquired all of the capital stock of NEPTCO Incorporated.
In October 2013, we moved the majority of our manufacturing processes that had been conducted at our Taylorsville, NC facility to our Lenoir, NC location.
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

Other Business Developments

        On October 31, 2014, we purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the "JV") that had been owned by our now-former joint venture partner, an otherwise unrelated party. The purchase consideration due at the time of closing was not deemed to be material to Chase, and is subject to certain contingent adjustments based on certain future events related to the JV. We also do not believe that these contingent adjustments will be material to us. The purchase was funded entirely with available cash on hand. Because of our controlling financial interest, the JV's assets, liabilities and results of operations have been consolidated within our consolidated financial statements since June 27, 2012, the date Chase acquired NEPTCO. Given our 100% ownership as of October 31, 2014, in subsequent periods we will continue to fully consolidate assets, liabilities and results of operations, but will no longer record an offsetting amount for a non-controlling interest.

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

        There is some seasonality in selling products into the construction market as higher demand is often experienced when temperatures are warmer in most of North America (April through October) with less demand occurring when temperatures are colder (typically our second fiscal quarter). We did not introduce any new products requiring an investment of a material amount of our assets during fiscal year 2014.

Employees

        As of October 31, 2014, we employed approximately 667 people (including union employees). We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

 Backlog, Customers and Competition

        As of October 31, 2014, the backlog of customer orders believed to be firm was approximately $15,453,000. This compared with a backlog of $16,546,000 as of October 31, 2013. The decrease in backlog from the prior year amount is primarily due to an overall decrease in order activity across our North America pipeline and construction product lines. During fiscal 2014, 2013 and 2012, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

        We own the following trademarks that we believe are of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company's business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons®, a trademark for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; Tapecoat®, a trademark for corrosion preventative surface coatings and primers; Maflowrap®, a trademark for anti-corrosive tapes incorporating self-adhesive mastic or rubber backed strips, made of plastic materials; Royston®, a trademark for corrosion inhibiting coating composition for use on pipes; Ceva®, a trademark for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid applied coating and lining systems used in the water and wastewater industry; ServiWrap® trademarks for pipeline protection tapes, coatings and accessories; NEPTCO®, a trademark used in conjunction with most of NEPTCO's business and product line marketing material and communications; NEPTAPE®, a trademark for coated shielding and insulation materials used in the wire and cable industry; Muletape®, a trademark for pulling and installation tapes sold to the telecommunications industry; and Tracesafe®, a trademark for detection tapes sold to the water and gas industry. We do not have any other material trademarks, licenses, franchises, or concessions. While we do hold various patents, at this time, we do not believe that they are material to the success of our business. We did file one new patent application during this fiscal year under our PaperTyger® product line which is a paper/plastic laminate and electromagnetic shielding material used to protect against identity and property theft.

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

Research and Development

        Approximately $2,599,000, $3,395,000 and $2,958,000 was spent for Company-sponsored research and development during fiscal 2014, 2013 and 2012, respectively. Research and development decreased by $796,000 in fiscal 2014 primarily due to a reduction in the use of outside services and our continued emphasis on streamlining processes.

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

 Financial Information Regarding Segment and Geographic Areas

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

        The cumulative effect of higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, unsettled financial markets, and other economic factors could adversely affect our financial condition by increasing our manufacturing costs and other expenses at the same time that our customers may be scaling back demand for our products. Prices of certain commodity products, including oil and petroleum-based products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, weather events, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors can increase our merchandise costs and/or selling, general and administrative expenses, and otherwise adversely affect our operating results. Disruptions in the credit markets may limit our ability to access debt capital for use in acquisitions or other purposes on advantageous terms or at all. If we are unable to manage our expenses in response to general economic conditions and margin pressures, or if we are unable to obtain capital for strategic acquisitions or other needs, then our results of operations would be negatively affected.

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

We are dependent on key personnel.

        We depend significantly on our executive officers including our Chairman and Chief Executive Officer, Peter R. Chase, and our President and Chief Operating Officer, Adam P. Chase, and on other key employees. The loss of the services of any of these key employees could have a material impact on our business and results of operations. In addition, our acquisition strategy will require that we attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on our ability to remain competitive in the future. We have recently announced a transition plan under which we expect Peter R. Chase to become Executive Chairman and Adam P. Chase to become Chief Executive Officer, subject to board approval at the time, effective with our annual meeting of shareholders in 2015.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as "conflict minerals" (tin, tungsten, tantalum, and gold). As a result, the SEC has adopted annual disclosure and reporting requirements concerning the supply chain for those public companies that use conflict minerals that are necessary to the functionality or production of their products. These requirements require companies to perform certain reasonable country of origin and due diligence exercises to determine if any of their sourced conflict minerals originated from the Democratic Republic of Congo (DRC) and adjoining countries. We filed our first report under these rules in May 2014, to cover calendar year 2013, and anticipate filing reports on this matter on or prior to the annual May 31 due date going forward.

        There are costs associated with complying with these annual disclosure requirements, including ongoing due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Continued adherence to these rules, and Chase's desire to obtain and maintain a DRC Conflict Free status, could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, some of our customers may choose to disqualify us as a supplier if we are unable to verify that any conflict minerals used in our products are not sourced from the covered countries or are not done so by conflict free certified refiners and smelters.

Failure or compromise of security with respect to an operating or information system or portable electronic device could adversely affect our results of operations and financial condition or the effectiveness of our internal controls over operations and financial reporting.

        We are highly dependent on automated systems to record and process our daily transactions and certain other components of our financial statements. We could experience a failure of one or more of these systems, or a compromise of our security due to technical system flaws, data input or record-keeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable wherever we rely on outside vendors to provide services. Operating system failures, disruptions, or the compromise of security with respect to operating systems or portable electronic devices could subject us to liability claims, harm our reputation, interrupt our operations, or adversely affect our internal control over financial reporting, business, results from operations, financial condition or cash flow.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        Not applicable

ITEM 2—PROPERTIES

        We own and lease office and manufacturing properties as outlined in the table below.

Location	Square Feet	Owned / Leased	Principal Use
Bridgewater, MA	5,200	Owned	Corporate headquarters and executive office
Westwood, MA	20,200	Leased	Global Operations Center including research and development, sales and administrative services
Randolph, MA	77,500	Owned	We ceased manufacturing of products at this location effective December 2012, and this facility is currently being used for storage of inventory and fixed assets.
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paterson, NJ	40,000	Owned/Leased	We own the building and lease the land from the landowner. Currently, the building is being leased to a tenant and the land is being sub-leased.
Blawnox, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
O'Hara Township, PA	109,000	Owned	Manufacture and sale of protective electronic coatings, expansion joints and accessories
Evanston, IL	100,000	Owned	Manufacture and sale of protective coatings and tape products
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Pawtucket, RI	70,400	Owned	Manufacture and sale of laminated film foils for the electronics and cable industries, and offices for sales and administrative services
Granite Falls, NC	108,000	Owned	Manufacture and sale of pulling and detection tapes, and fiber optic strength elements, as well as research and development services
Lenoir, NC	110,000	Owned	Manufacture and sale of laminated film foils and cover tapes
Winnersh, Wokingham, England	18,800	Leased	Manufacture and sale of protective electronic coatings
Rye, East Sussex, England	36,600	Owned	Manufacture and sale of protective coatings and tape products
Paris, France	1,350	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market
Mississauga, Canada	2,500	Leased	Distribution center for Canadian market supply chain demands
Rotterdam, Netherlands	2,500	Leased	Distribution center for European market supply chain demands
Suzhou, China	48,000	Leased	Manufacture of packaging tape products for the electronics industries

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

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning our Executive Officers as of October 31, 2014. Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Peter R. Chase	66	Chairman of the Board of the Company since February 2007, and Chief Executive Officer of the Company since September 1993.
Adam P. Chase	42	President of the Company since January 2008, Chief Operating Officer of the Company since February 2007. Adam Chase is the son of Peter Chase.
Kenneth J. Feroldi	58
		Chief Financial Officer and Treasurer of the Company since September 2014. Previously Director of Finance for the Company, prior to which he served as Vice President—Finance, Chief Financial Officer and Treasurer of NEPTCO, Inc. from 1992 until 2012 when NEPTCO was acquired by the Company.

        In October 2014, Chase Corporation announced that as part of the Company's succession plan, effective with its annual meeting of shareholders scheduled for February 3, 2015, and subject to final board approval at that time, Adam P. Chase, its current President and Chief Operating Officer, will be named Chief Executive Officer and Peter R. Chase, its current Chairman and Chief Executive Officer, will be named Executive Chairman.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE MKT under the symbol CCF. As of October 31, 2014, there were 380 shareholders of record of our Common Stock and we believe that there were approximately 3,394 beneficial shareholders who held shares in nominee name. On that date, the closing price of our common stock was $35.87 per share as reported by the NYSE MKT.

        The following table sets forth the high and low daily sales prices for our common stock as reported by the NYSE MKT for each quarter in the fiscal years ended August 31, 2014 and 2013:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$32.00	$26.13	$19.00	$15.51
Second Quarter	36.76	29.17	19.68	17.02
Third Quarter	33.74	28.21	19.94	16.98
Fourth Quarter	36.19	28.85	30.75	19.52

        Single annual cash dividend payments were declared and scheduled to be paid subsequent to year end in the amounts of $0.60, $0.45, and $0.40 per common share, for the years ended August 31, 2014, 2013 and 2012, respectively. Certain of our borrowing facilities contain financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

        The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the "S&P 500 Index"), and a composite peer index that is weighted by market equity capitalization (the "Peer Group Index"). The companies included in the Peer Group Index are American Biltrite Inc., Circor International Inc., H.B. Fuller Company, Quaker Chemical Corporation and RPM International, Inc. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2009 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

	2009	2010	2011	2012	2013	2014
Chase Corp	$100	$113	$116	$152	$284	$344
S&P 500 Index	$100	$105	$124	$147	$174	$218
Peer Group Index	$100	$108	$135	$177	$236	$316

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

	Fiscal Years Ended August 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of Operations Data
Revenues from continuing operations	$224,006	$216,062	$148,919	$123,040	$118,743

Income from continuing operations, net of taxes	$26,523	$16,740	$9,264	$10,931	$10,726
Income from discontinued operations, net of taxes	—	—	—	—	1,790

Net income	$26,523	$16,740	$9,264	$10,931	$12,516
Add: net loss attributable to non-controlling interest	108	474	74	—	—

Net income attributable to Chase Corporation	$26,631	$17,214	$9,338	$10,931	$12,516
Net income available to common shareholders, per common and common equivalent share:
Basic:
Continuing operations	$2.92	$1.90	$1.03	$1.22	$1.22
Discontinued operations	—	—	—	—	0.20

Net income per common and common equivalent share	$2.92	$1.90	$1.03	$1.22	$1.42
Diluted:
Continuing operations	$2.86	$1.87	$1.03	$1.22	$1.21
Discontinued operations	—	—	—	—	0.20

Net income per common and common equivalent share	$2.86	$1.87	$1.03	$1.22	$1.41
Balance Sheet Data
Total assets	$245,545	$224,360	$214,832	$128,909	$123,201
Long-term debt	51,800	58,800	64,400	8,267	12,667
Total stockholders' equity	137,490	113,860	99,645	91,880	81,531
Cash dividends paid per common and common equivalent share	$0.45	$0.40	$0.35	$0.35	$0.20

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

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2014	2013	2012
	(Dollars in thousands)
Revenues	$224,006	$216,062	$148,919

Net income	$26,523	$16,740	$9,264
Add: net loss attributable to non-controlling interest	108	474	74

Net income attributable to Chase Corporation	$26,631	$17,214	$9,338

Increase in revenues from prior year
Amount	$7,944	$67,143	$25,879
Percentage	4%	45%	21%
Increase/(Decrease) in net income, net of taxes from prior year
Amount	$9,783	$7,476	$(1,667)
Percentage	58%	80%	(15)%
Percentage of revenues:
Revenues	100%	100%	100%
Expenses:
Cost of products and services sold	65%	68%	68%
Selling, general and administrative expenses	19	20	21
Acquisition related costs	—	—	2
Other (income)	(2)	—	—

Income before income taxes	18	12	9
Income taxes	6	4	3

Net income	12%	8%	6%

Overview

        Continued strong demand for many of our product areas as well as favorable sales mix contributed to increased revenues and net income over the prior year results. Our strategic diversification was also a contributing factor as several product lines in both of our segments exceeded prior year revenues, offsetting shortfalls from others, which led to revenue growth for the fiscal year. Additionally, our ongoing efforts with production facility consolidation, efficiency improvements and streamlining overhead costs have improved our profitability. The sale of the Company's Insulfab product line in October 2013 significantly contributed to earnings and cash flows earlier in fiscal 2014.

        Revenues from the Industrial Materials segment exceeded prior year results primarily due to strong demand in Europe and Asia for our electronic coatings products, as well as increased sales of our pulling and detection tapes, electronic materials, and power cable products. These increased sales were partially offset by a reduction in demand for our specialty materials products and fiber optic cable component products from our joint venture business.

        Revenues from the Construction Materials segment surpassed the prior year primarily driven by increased demand for pipeline coatings products produced at our Rye, UK facility due to Middle East project demand, as well as increased sales of our coating and lining system products over the final half of the fiscal year. These increases were partially offset by decreased sales of our private label products and bridge & highway construction products due to the impact of the harsh winter across the U.S. on these businesses.

        In the upcoming fiscal year, we will continue with our global ERP system implementation which was initiated in fiscal 2013 and is scheduled for full company-wide deployment by the end of December 2014. Additionally, consolidation efforts will remain a priority and other key strategies will include a focus on our marketing and product development efforts along with a continued emphasis on identifying potential acquisition targets. Our balance sheet continues to remain strong, with cash on hand of $53.2 million and a current ratio of 3.5. Our $15.0 million line of credit is fully available, while the balance of our term debt is $58.8 million.

        The Company has two reportable segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire and Cable • Electronic Coatings • Specialty Products • Pulling and Detection • Electronic Materials • Structural Composites • Fiber Optic Cable Components (1)	Protective coatings and tape products including insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, wind energy composite materials and elements; and glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

Construction Materials	• Pipeline • Bridge and Highway • Coating and Lining Systems • Private Label	Protective coatings and tape products including coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, high-performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

(1)
Through a 50% owned joint venture until October 31, 2014, when we purchased the non-controlling 50% interest.

 Results of Operations

Revenues and Operating Profit by Segment are as follows:

	Revenues	Income Before Income Taxes		% of Revenues
	(Dollars in thousands)
Fiscal 2014
Industrial Materials	$169,657	$40,015	(a)	24%
Construction Materials	54,349	8,157		15%

	$224,006	48,172		22%

Less corporate and common costs		(7,682	)(b)

Income before income taxes		$40,490

Fiscal 2013
Industrial Materials	$163,474	$26,400	(c)	16%
Construction Materials	52,588	6,463		12%

	$216,062	32,863		15%

Less corporate and common costs		(7,053	)(d)

Income before income taxes		$25,810

Fiscal 2012
Industrial Materials	$95,988	$17,643	(e)	18%
Construction Materials	52,931	4,913		9%

	$148,919	22,556		15%

Less corporate and common costs		(8,560	)(f)

Income before income taxes		$13,996

(a)
Includes $5,706 gain on sale of Insulfab product line

(b)
Includes $348 of pension related settlement costs due to the timing of lump sum distributions.

(c)
Includes $564 of expenses related to inventory step up in fair value related to the NEPTCO acquisition and $521 of pension related settlement costs due to the timing of lump sum distributions

(d)
Includes $595 of pension related settlement costs due to the timing of lump sum distributions.

(e)
Includes $828 of expenses related to inventory step up in fair value related to the NEPTCO acquisition and $303 of pension related settlement costs due to the timing of lump sum distributions

(f)
Includes $3,206 in acquisition related expenses, partially offset by a gain of $425 related to Evanston, IL sale leaseback transaction

Total Revenues

        Total revenues in fiscal 2014 increased $7,944,000 or 4% to $224,006,000 from $216,062,000 in the prior year. Revenues in our Industrial Materials segment increased $6,183,000 or 4% to $169,657,000 for the year ended August 31, 2014 compared to $163,474,000 in fiscal 2013. The increase in revenues from our Industrial Materials segment in fiscal 2014 was primarily due to increased sales of: (a) $3,465,000 from our global electronic coatings product line primarily due to higher sales into Europe and Asia; (b) $2,015,000 from our pulling and detection tape products; (c) $1,447,000 from electronic cover tapes; and (d) $1,072,000 from our wire and cable products that are used in energy-related applications. These increases were partially offset by decreased sales of $975,000 from our specialty materials products as well as lower sales of $520,000 from our joint venture fiber optic cable products.

        Revenues from our Construction Materials segment increased $1,761,000 or 3% to $54,349,000 for the year ended August 31, 2014 compared to $52,588,000 for fiscal 2013. The increased sales from our Construction Materials segment in fiscal 2014 was primarily due to increased sales of $5,563,000 in pipeline products produced at our Rye, UK facility as a result of higher project related demands in the Middle East. These increases were partially offset by decreased sales of $2,032,000 from our bridge and highway products as well as lower sales of $1,733,000 from our private label products as both experienced slower demand earlier this fiscal year during the winter and spring months due to the impact of the harsh winter across the U.S. on these businesses.

        Royalties and commissions in the Industrial Materials segment were $2,972,000, $2,414,000 and $2,425,000 for the years ended August 31, 2014, 2013 and 2012, respectively. The increase in royalties and commissions in fiscal 2014 over both fiscal 2013 and 2012 was due to increased sales of electronic coating products by our licensed manufacturer in Asia.

        Export sales from domestic operations to unaffiliated third parties were $21,212,000, $22,827,000 and $21,204,000 for the years ended August 31, 2014, 2013 and 2012, respectively. Export sales had a slight decline in fiscal 2014 as compared to fiscal 2013 primarily due to the prior year's inclusion of some large export shipments of our C.I.M. products that were not repeated in fiscal 2014. We do not anticipate any material changes to export sales during fiscal 2015.

        Total revenues in fiscal 2013 increased $67,143,000 or 45% to $216,062,000 from $148,919,000 in the prior year. Revenues in our Industrial Materials segment increased $67,486,000 or 70% to $163,474,000 for the year ended August 31, 2013 compared to $95,988,000 in fiscal 2012. The increase in revenues from our Industrial Materials segment in fiscal 2013 was primarily due to increased sales of: (a) $63,452,000 from NEPTCO product offerings which we acquired in the fourth quarter of fiscal 2012; (b) $3,779,000 from our global electronic coatings product line; and (c) $2,253,000 from our laminated durable paper products. These increases were partially offset by decreased sales in the aerospace and transportation market of $835,000. Revenues from our Construction Materials segment decreased $343,000 or 1% to $52,588,000 for the year ended August 31, 2013 compared to $52,931,000 for fiscal 2012. The decreased sales from our Construction Materials segment in fiscal 2013 was primarily due to reduced sales of $2,266,000 in pipeline products produced at our UK facility as a result of lower project demand primarily in the Middle East, as well as decreased sales of $2,108,000 from our highway construction products. These decreases were partially offset by increased sales of: (a) $2,397,000 from our coating and lining systems; (b) $827,000 from pipeline products produces at our North America facilities; and (c) $805,000 from our private label products due to increased demand from some of our key customers.

Cost of Products and Services Sold

        Cost of products and services sold decreased $842,000 or 1% to $145,193,000 for the fiscal year ended August 31, 2014 compared to $146,035,000 in fiscal 2013. As a percentage of revenues, cost of products and services sold decreased to 65% in fiscal 2014 compared to 68% for fiscal 2013.

        The following table summarizes the relative percentages of costs of products and services sold to revenues for both of our operating segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2014	2013	2012
Industrial Materials	64%	67%	67%
Construction Materials	68%	68%	69%

Total	65%	68%	68%

        Cost of products and services sold in our Industrial Materials segment was $108,121,000 for the fiscal year ended August 31, 2014 compared to $110,051,000 in fiscal 2013. As a percentage of revenues, cost of products and services sold in this segment decreased to 64% in fiscal 2014 compared to 67% in fiscal 2013. As a percentage of revenues, cost of products and services sold in the Industrial Materials segment decreased primarily due to sales mix as well as cost savings realized from the Company's recent plant consolidation efforts. In the past two years, this segment has benefitted from exiting the Randolph, MA (operations relocated in December 2012) and Taylorsville, NC (Insulfab product line sold in October 2013) facilities and transitioning the remaining manufacturing activities from those two facilities to other domestic Chase facilities. Additionally, in the first three months of fiscal 2013, this segment was impacted by incremental cost of products sold of $564,000 due to the sale of inventory which had a stepped up valuation as part of the NEPTCO acquisition.

        Cost of products and services sold in our Construction Materials segment was $37,072,000 for the fiscal year ended August 31, 2014 compared to $35,984,000 in fiscal 2013. As a percentage of revenues, cost of products and services sold in the Construction Materials segment remained relatively flat despite increased sales of lower margin products primarily due to management's ability to leverage its fixed overhead costs on a higher revenue base coupled with continued focus and scrutiny on material purchases that helped stabilize margins on many of our key product lines.

        In fiscal 2013, cost of products and services sold increased $44,786,000 or 44% to $146,035,000 for the fiscal year ended August 31, 2013 compared to $101,249,000 in fiscal 2012. As a percentage of revenues, cost of products and services sold remained flat at 68% in fiscal 2013 and fiscal 2012. Cost of products and services sold in our Industrial Materials segment was $110,051,000 for the fiscal year ended August 31, 2013 compared to $64,539,000 in fiscal 2012. As a percentage of revenues, cost of products and services sold in this segment remained relatively flat year over year. The 2013 fiscal year was negatively impacted by the following: (a) a full year of costs of the NEPTCO JV, which has higher cost of products sold as a percentage of revenues, as opposed to the prior year only including two months of the NEPTCO JV costs (acquired in June 2012); (b) expenses of $564,000 due to the fair value inventory step up related to the NEPTCO acquisition; and (c) accrued transition costs of $150,000 related to our move from our Randolph plant. These increases in costs were offset by a more favorable product sales mix in fiscal 2013, as well as the inclusion of the following costs in fiscal 2012: (a) expense of $828,000 due to the fair value inventory step up related to the NEPTCO acquisition; (b) moving expenses of $324,000 related to our plant transition from Webster to Oxford and Camberley to Winnersh; (c) accrued transition costs of $550,000 related to our move from our Randolph plant; and (d) certain supplier inconsistencies that resulted in excess waste and incremental expenses of $345,000 related to the utilization of specialized testing facilities for analyzing incoming raw materials for proper specifications. Cost of products and services sold in our Construction Materials segment was $35,984,000 for the fiscal year ended August 31, 2013 compared to $36,710,000 in fiscal 2012. As a percentage of revenues, cost of products and services sold in the Construction Materials segment decreased slightly due to a positive sales mix earlier in the fiscal year as we had increased sales of higher margin products coupled with decreased sales of lower margin products.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $596,000 or 1% to $42,640,000 during fiscal 2014 compared to $43,236,000 in fiscal 2013. As a percentage of revenues, selling, general and administrative expenses decreased to 19% of total revenues in fiscal 2014 compared to 20% for fiscal 2013. The percentage decrease is primarily attributable to our continued emphasis on controlling costs, as well as the increased benefit due to the capitalization of internal costs related to our on-going global ERP implementation project. Additionally, the prior year period included an incremental $247,000 of pension related settlement costs due to the timing of lump sum distributions.

        During fiscal 2013, selling, general and administrative expenses increased $13,064,000 or 43% to $43,236,000, compared to $30,172,000 in fiscal 2012. The dollar increase in fiscal 2013 was primarily attributable to increased sales, as well as incremental expenses from NEPTCO, which was acquired in June 2012, and included amortization of additional intangible assets of $2,209,000. Additionally, fiscal 2013 included $595,000 of pension related settlement costs due to the timing of lump sum distributions, as well as $1,700,000 of increased incentive compensation expense due to the fiscal 2013 financial results, increased incentive compensation for NEPTCO employees, and overall plan design. As a percentage of revenues, however, selling, general and administrative expenses decreased to 20% of total revenues in fiscal 2013 compared to 21% for fiscal 2012. The percentage decrease was attributable to management's continued emphasis on controlling costs, including reduced travel, advertising, and other selling related expenses.

        In fiscal 2014, bad debt expense, net of recoveries, was $28,000 compared to fiscal 2013 where we had recoveries of previously identified bad debt that exceeded additions to bad debt expense for the year, resulting in a net gain of $114,000. The gain of $114,000 in fiscal 2013 compared to bad debt expense, net of recoveries, of $155,000 in fiscal 2012. The comparatively higher bad debt expense in fiscal 2012 was primarily due to financial difficulties for some of our international customers, as well as overall increased receivable balances due to higher sales. We continue with our strict adherence to our established credit policies and continue to closely monitor the accounts receivable function while taking a proactive approach to the collections process.

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

Interest Expense

        Interest expense decreased $151,000 or 12% to $1,143,000 in fiscal 2014 compared to $1,294,000 in fiscal 2013. The decrease in interest expense in fiscal 2014 as compared to fiscal 2013 is a direct result of a reduction in our overall debt balance through required principal payments made from operating cash flow over the past year. Interest expense increased $896,000 to $1,294,000 in fiscal 2013 compared to $398,000 in fiscal 2012 primarily due to incurring a full year of interest expense on the term note related to the June 2012 acquisition of NEPTCO.

Gain on sale of product line

        On October 7, 2013, we sold substantially all of our property and assets, including intellectual property, comprising the Insulfab product line, to an unrelated buyer. This transaction resulted in a pre-tax book gain of $5,706,000, which was recorded in our fiscal quarter ended November 30, 2013 (the first quarter of our fiscal 2014).

Other (Expense) Income

        Other expense was $246,000 in fiscal 2014 compared to other income of $313,000 in fiscal 2013, a decrease of $559,000. Other (expense) income primarily includes interest income and foreign exchange gains and losses caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. The decrease in other expense in fiscal 2014 as compared to the prior year is primarily due to foreign exchange losses driven by the strengthening of the pound sterling against both the euro and US dollar throughout fiscal 2014.

        Other income increased $211,000 to $313,000 in fiscal 2013 compared to $102,000 in fiscal 2012, primarily due to foreign exchange gains driven by the strengthening of the pound sterling during fiscal 2013.

Income Taxes

        The effective tax rate for fiscal 2014 was 34.5% as compared to 35.1% and 33.8% in fiscal 2013 and 2012, respectively. In all three years, we have received the benefit of the domestic production deduction and foreign rate differential. The decreased effective tax rate in fiscal 2014 is primarily due to a more favorable effective state income tax rate and foreign rate differential than realized in fiscal 2013. The effective tax rate of 35.1% for fiscal 2013 compares unfavorably to 2012 primarily due to a less favorable effective state income tax rate than realized in the prior fiscal year.

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

Net Income attributable to Chase Corporation

        Net income in fiscal 2014 increased $9,417,000 or 55% to $26,631,000 compared to $17,214,000 in fiscal 2013. The increase in net income in fiscal 2014 is primarily due to the previously mentioned $5,706,000 pre-tax gain that resulted from the sale of the Insulfab product line in October 2013, numerous cost containment initiatives including recent plant consolidation efforts, and the incremental benefit of $236,000 from capitalized internal labor used in our on-going global ERP implementation project. We have capitalized $719,000 of internal costs related to our ERP implementation project for the year to date period compared to $483,000 in the prior year to date period. Additionally, net income in fiscal 2013 was negatively impacted by expenses of $564,000 in inventory fair value step up related to the NEPTCO acquisition, and the acceleration of defined benefit plan settlement costs of $1,223,000 resulting from the timing of lump sum distributions to participants.

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

        The following table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Years Ended August 31,
	2014	2013	2012
Net income attributable to Chase Corporation	$26,631	$17,214	$9,338
Interest expense	1,143	1,294	398
Income taxes	13,967	9,070	4,775
Depreciation expense	5,692	5,872	3,262
Amortization expense	4,822	4,793	2,710

EBITDA	$52,255	$38,243	$20,483
Acquisition related costs (a)	—	—	3,206
Cost of sale of inventory step-up (b)	—	564	828
Pension curtailment and settlement costs (c)	348	1,223	550
Gain on sale of Insulfab (d)	(5,706)	—	—

Adjusted EBITDA	$46,897	$40,030	$25,067

(a)
Represents costs related to our June 2012 acquisition of NEPTCO

(b)
Represents expenses related to the step-up in fair value of inventory through purchase accounting from the June 2012 acquisition of NEPTCO

(c)
Represents pension related curtailment and settlement costs due to the timing of lump sum distributions

(d)
Represents gain on sale of Insulfab product line that was completed in October 2013

Liquidity and Sources of Capital

        Our cash balance increased $23,225,000 to $53,222,000 at August 31, 2014 from $29,997,000 at August 31, 2013. The increased cash balance is primarily attributable to the proceeds from the sale of the Insulfab product line in October 2013, as well as from cash from operations, partially offset by payments on: our fiscal 2013 annual dividend, outstanding debt, income taxes, annual incentive compensation and equipment purchases. Of the above noted amounts, $14,575,000 and $10,013,000 were held outside the U.S. by our foreign subsidiaries as of August 31, 2014 and 2013, respectively. Given our cash position in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries' earnings are considered to be permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the Company would pay the applicable U.S. taxes on these repatriated foreign amounts to satisfy all previously recorded tax liabilities.

        Our cash balance increased $14,817,000 to $29,997,000 at August 31, 2013 from $15,180,000 at August 31, 2012. This was a result of cash flows generated from operations during the fiscal year, offset by principal payments on outstanding debt, equipment purchases, and payment of our fiscal 2012 annual dividend. Of the above noted amounts, $10,013,000 and $4,826,000 were held outside the U.S. by our foreign subsidiaries as of August 31, 2013 and 2012, respectively.

        Cash provided by operations was $28,606,000 for the year ended August 31, 2014 compared to $28,157,000 in fiscal 2013 and $13,946,000 in fiscal 2012. Cash provided by operations during fiscal 2014 was primarily due to operating income and increased accounts payable due to the timing of vendor payments, offset by increased inventory resulting from strategic purchases of raw materials and increased accounts receivable balances due to higher sales volumes. Cash provided by operations during fiscal 2013 was primarily due to operating income, offset by decreased accrued expenses and increased inventory balances. Cash provided by operations during fiscal 2012 was primarily due to operating income and decreased inventory as a result of higher sales volumes, offset by decreased accounts payable and increased accounts receivable balances.

        The ratio of current assets to current liabilities was 3.5 as of August 31, 2014 compared to 3.1 as of August 31, 2013. The increase in our current ratio at August 31, 2014 was primarily attributable to increases in cash due to the proceeds from the sale of the Insulfab product line in October 2013 and accounts receivable resulting from higher sales volumes, as well as decreases in accrued income taxes due to the timing of tax payments. This was partially offset by an increase to accounts payable due to the timing of some raw material purchases during fiscal 2014.

        Cash provided by investing activities was $4,443,000 for the year ended August 31, 2014 compared to cash used in investing activities of $3,580,000 in fiscal 2013 and $67,090,000 in fiscal 2012. During fiscal 2014, cash provided by investing activities was primarily due to the proceeds from the sale of the Insulfab product line in October 2013, which was partially offset by cash paid for purchases of machinery and equipment at our manufacturing locations. During fiscal 2013, cash used in investing activities was primarily due to $3,043,000 paid for purchases of machinery and equipment at our manufacturing locations, and $354,000 of professional legal services for new patent work that have been capitalized as intangibles. During fiscal 2012, cash used in investing activities was primarily due to payments totaling $62,217,000, net of cash acquired, for the acquisition of NEPTCO and $5,230,000 paid for purchases of machinery and equipment at our manufacturing locations.

        Cash used in financing activities was $10,501,000 for the year ended August 31, 2014 compared to $9,614,000 in fiscal 2013 and cash provided by financing activities of $53,508,000 in fiscal 2012. During both fiscal 2014 and fiscal 2013, cash used in finance activities was primarily due to our annual dividend payment and payments made on the bank loans used to finance our acquisition of NEPTCO. During fiscal 2012, cash provided by financing activities primarily resulted from $70,000,000 in term debt used to finance our acquisition of NEPTCO, offset by payments of $10,667,000 to retire our previously held term notes with Bank of America and RBS Citizens, payments on our line of credit arrangement, and payment of our annual dividend. Additionally, in fiscal 2012, we paid the final two scheduled promissory note payments of $1,000,000 each to the former CIM shareholders in accordance with the CIM stock purchase agreement.

        On October 23, 2014, we announced a cash dividend of $0.60 per share (totaling $5,462,000), composed of $0.50 related to earnings from continuing operations and $0.10 related to the sale of a non-strategic business, to shareholders of record on November 3, 2014 and payable on December 4, 2014.

        On October 23, 2013, we announced a cash dividend of $0.45 per share (totaling $4,080,000) to shareholders of record on November 5, 2013 and paid on December 4, 2013.

        On October 23, 2012, we announced a cash dividend of $0.40 per share (totaling $3,626,000) to shareholders of record on November 2, 2012 and paid on December 5, 2012.

        In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the "Credit Facility"). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio. At August 31, 2014, the applicable interest rate was 1.91% per annum and the outstanding principal amount was $58,800,000. We are required to repay the principal amount of the term loan in quarterly installments. Installment payments of $1,400,000 began in September 2012 and continued through June 2014, increased to $1,750,000 per quarter thereafter through June 2015, and will increase to $2,100,000 per quarter thereafter through March 2017. The Credit Facility matures in June 2017 and prepayment of the Credit Facility is allowed at any time.

        We have a revolving line of credit with Bank of America (the "Revolver") totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank's base lending rate. As of August 31, 2014 and October 31, 2014, the entire amount of $15,000,000 was available for use. The Revolver is scheduled to mature in June 2017. This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2015 and future periods.

        Our credit agreement with Bank of America, which outlines the terms of both the Credit Facility and the Revolver, contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness. It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the credit agreement) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of August 31, 2014.

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

Contractual Obligations

        The following table summarizes our contractual cash obligations at August 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Total	Payments Due Less than 1 Year	Payments Due 1 - 3 Years	Payments Due 4 - 5 Years	Payments After 5 Years
	(Dollars in thousands)
Long-term debt including estimated interest	$61,541	$8,116	$53,425	—	$—
Operating leases	6,775	740	1,479	1,408	3,148
Capital leases	86	43	43	—	—
Purchase Obligations	4,560	4,560	—	—	—

Total (1) (2)	$72,962	$13,459	$54,947	$1,408	$3,148

(1)
We may be required to make payments related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $1,030,000 as of August 31, 2014 have been excluded from the contractual obligations table above. See Note 7 "Income Taxes" to the Consolidated Financial Statements for further information.

(2)
This table does not include the expected payments for our obligations for pension and other post-retirement benefit plans. As of August 31, 2014, we had recognized an accrued benefit plan liability of $10,424,000 representing the unfunded obligations of the pension benefit plans. See Note 9 "Benefits and Pension Plans" to the Consolidated Financial Statements for further information, including expected pension benefit payments for the next 10 years.

Recently Issued Accounting Standards

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. We adopted this ASU in the first quarter of fiscal 2014. The provisions of ASU 2013-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for our fiscal year 2018, beginning September 1, 2017, including interim periods, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial position, results of operations or cash flows.

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

Contingent Income Tax Liabilities

        We are subject to routine income tax audits that occur periodically in the normal course of business. Our contingent income tax liabilities are estimated based on the methodology prescribed in the guidance for accounting for uncertain tax positions, which we adopted as of the beginning of fiscal 2008. The guidance prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements and are influenced by our historical audit experiences with various state and federal taxing authorities, as well as by current income tax trends. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. See Note 7 to the Consolidated Financial Statements included in this Report for more information on our accounting for uncertain tax positions.

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

        Effective December 1, 2008, the Chase defined benefit pension plan was amended to include a soft freeze whereby any employee hired after the effective date of December 1, 2008 will not be admitted to the plan. The only exception related to employees of the International Association of Machinists and Aerospace Workers Union whose contract was amended recently to include a soft freeze whereby any employees hired after the effective date of July 15, 2012 will not be admitted to the plan. All eligible participants who were previously admitted to the plan prior to the applicable soft freeze dates will continue to accrue benefits as detailed in the plan agreements.

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

Forward-Looking Information

        From time to time, we may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, acquisition or consolidation strategies, anticipated sources of capital, research and development activities and similar matters. In fact, this Form 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934, as amended) may contain forward-looking statements reflecting our current views concerning potential or anticipated future events or developments, including our strategic goals for future fiscal periods. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of our business include, but are not limited to, the following: uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on our business and results of operations; technological developments; performance issues with suppliers and subcontractors; our ability to renew existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; our ability to comply with new regulatory requirements without undue expense or other difficulties; the impact of changes in accounting standards; rapid technology changes and the highly competitive environment in which we operate. These risks and uncertainties also include those risks outlined under Item 1A (Risk Factors) of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We limit the amount of credit exposure to any one issuer. At August 31, 2014, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

        Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European currency denoted customers. As of August 31, 2014, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at August 31, 2014
GBP	British Pound	$12,041,000
EUR	Euro	$2,597,000
CNY	Chinese Yuan	$310,000
CAD	Canadian Dollar	$90,000

        We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

        We recognized a foreign currency translation gain for the year ended August 31, 2014 in the amount of $2,055,000 related to our European operations which is recorded in accumulated other comprehensive income (loss) within our Statement of Equity. We do not have or utilize any derivative financial instruments.

        We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $58,800,000 at August 31, 2014. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" and Note 16—"Fair Value Measurements" to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Chase Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, "Controls and Procedures." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
November 14, 2014

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,
	2014	2013
ASSETS
Current Assets
Cash & cash equivalents	$53,222	$29,997
Accounts receivable, less allowance for doubtful accounts of $670 and $696	35,601	32,084
Inventories	31,539	32,048
Prepaid expenses and other current assets	2,437	1,826
Due from sale of product line	739	—
Assets held for sale	—	1,905
Deferred income taxes	2,315	2,115

Total current assets	125,853	99,975
Property, plant and equipment, net	44,085	45,192
Other Assets
Goodwill	38,280	37,815
Intangible assets, less accumulated amortization of $22,941 and $17,554	27,215	31,781
Cash surrender value of life insurance	7,249	7,278
Restricted investments	1,256	1,094
Funded pension plan	962	1,014
Deferred income taxes	470	—
Other assets	175	211

	$245,545	$224,360

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,121	$12,416
Accrued payroll and other compensation	7,754	7,046
Accrued expenses	4,842	5,171
Accrued income taxes	1,377	2,161
Current portion of long-term debt	7,000	5,600

Total current liabilities	36,094	32,394
Long-term debt, less current portion	51,800	58,800
Deferred compensation	2,037	1,897
Accumulated pension obligation	10,418	7,834
Other liabilities	126	108
Deferred income taxes	7,580	9,467

Commitments and Contingencies (Notes 6, 8 and 19)
Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,103,292 shares at August 31, 2014 and 9,066,115 shares at August 31, 2013 issued and outstanding	910	907
Additional paid-in capital	13,620	13,336
Accumulated other comprehensive loss	(4,250)	(5,163)
Retained earnings	126,272	103,734

Chase Corporation stockholders' equity	136,552	112,814
Non-controlling interest related to NEPTCO joint venture (Note 15)	938	1,046

Total equity	137,490	113,860

Total liabilities and equity	$245,545	$224,360

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2014	2013	2012
Revenues
Sales	$221,034	$213,648	$146,494
Royalties and commissions	2,972	2,414	2,425

	224,006	216,062	148,919

Costs and Expenses
Cost of products and services sold	145,193	146,035	101,249
Selling, general and administrative expenses	42,640	43,236	30,172
Acquisition related costs	—	—	3,206

Operating income	36,173	26,791	14,292
Interest expense	(1,143)	(1,294)	(398)
Gain on sale of product line (Note 18)	5,706	—	—
Other (expense) income	(246)	313	102

Income before income taxes	40,490	25,810	13,996
Income taxes	13,967	9,070	4,732

Net income	$26,523	$16,740	$9,264
Add: net loss attributable to non-controlling interest	108	474	74

Net income attributable to Chase Corporation	$26,631	$17,214	$9,338

Net income available to common shareholders, per common and common equivalent share
Basic	$2.92	$1.90	$1.03
Diluted	$2.86	$1.87	$1.03
Weighted average shares outstanding
Basic	8,952,026	8,860,972	8,761,262
Diluted	9,165,666	8,978,438	8,786,750

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Years Ended August 31,
	2014	2013	2012
Net income	$26,523	$16,740	$9,264
Other comprehensive income:
Net unrealized gain on restricted investments, net of tax of $38, $20 and $20, respectively	65	85	33
Change in funded status of pension plans, net of tax of ($796), $281 and $297, respectively	(1,207)	201	(493)
Foreign currency translation adjustment	2,055	(419)	(904)

Total other comprehensive income (loss)	913	(133)	(1,364)

Comprehensive income	27,436	16,607	7,900
Comprehensive loss attributable to non-controlling interest	108	474	74

Comprehensive income attributable to Chase Corporation	$27,544	$17,081	$7,974

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share and per share amounts

	Common Stock			Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital		Retained Earnings	Chase Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance at August 31, 2011	8,952,910	$895	$10,678	$(3,666)	$83,973	$91,880	$—	$91,880
Restricted stock grants, net of forfeitures	98,135	10	(10)			—		—
Amortization of restricted stock grants			1,448			1,448		1,448
Amortization of stock option grants			563			563		563
Common stock issuance	2,205		29			29		29
Non-controlling Interest—NEPTCO joint venture							1,594	1,594
Excess tax benefit (expense) from stock based compensation			209			209		209
Common stock retained to pay statutory minimum withholding taxes on common stock	(51,668)	(5)	(808)			(813)		(813)
Cash dividend paid, $0.35 per share					(3,165)	(3,165)		(3,165)
Change in funded status of pension plan, net of tax of $297				(493)		(493)		(493)
Foreign currency translation adjustment				(904)		(904)		(904)
Net unrealized gain on restricted investments, net of tax of $20				33		33		33
Net income					9,338	9,338	(74)	9,264

Balance at August 31, 2012	9,001,582	$900	$12,109	$(5,030)	$90,146	$98,125	$1,520	$99,645
Restricted stock grants, net of forfeitures	71,801	7	(7)	—	—	—	—	—
Amortization of restricted stock grants	—	—	1,145	—	—	1,145	—	1,145
Amortization of stock option grants	—	—	466	—	—	466	—	466
Common stock issuance	566	0	10	—	—	10	—	10
Exercise of stock options	49,042	5	557	—	—	562	—	562
Common stock received for payment of stock option exercises	(20,284)	(2)	(486)	—	—	(488)	—	(488)
Excess tax benefit (expense) from stock based compensation	—	—	622	—	—	622	—	622
Common stock retained to pay statutory minimum withholding taxes on common stock	(36,592)	(3)	(1,080)	—	—	(1,083)	—	(1,083)
Cash dividend paid, $0.40 per share	—	—	—	—	(3,626)	(3,626)	—	(3,626)
Change in funded status of pension plan, net of tax of $281	—	—	—	201	—	201	—	201
Foreign currency translation adjustment	—	—	—	(419)	—	(419)	—	(419)
Net unrealized gain on restricted investments, net of tax of $20	—	—	—	85	—	85	—	85
Net income	—	—	—	—	17,214	17,214	(474)	16,740

Balance at August 31, 2013	9,066,115	$907	$13,336	$(5,163)	$103,734	$112,814	$1,046	$113,860
Restricted stock grants, net of forfeitures	32,851	3	(3)	—	—	—	—	—
Amortization of restricted stock grants	—	—	857	—	—	857	—	857
Amortization of stock option grants	—	—	239	—	—	239	—	239
Exercise of stock options	114,872	11	1,604	—	—	1,615	—	1,615
Common stock received for payment of stock option exercises	(47,121)	(5)	(1,545)	—	—	(1,550)	—	(1,550)
Excess tax benefit (expense) from stock based compensation	—	—	1,324	—	—	1,324	—	1,324
Common stock retained to pay statutory minimum withholding taxes on common stock	(63,425)	(6)	(2,192)	—	—	(2,198)	—	(2,198)
Cash dividend paid, $0.45 per share	—	—	—	—	(4,093)	(4,093)	—	(4,093)
Change in funded status of pension plan, net of tax of $796	—	—	—	(1,207)	—	(1,207)	—	(1,207)
Foreign currency translation adjustment	—	—	—	2,055	—	2,055	—	2,055
Net unrealized gain on restricted investments, net of tax of $38	—	—	—	65	—	65	—	65
Net income	—	—	—	—	26,631	26,631	(108)	26,523

Balance at August 31, 2014	9,103,292	$910	$13,620	$(4,250)	$126,272	$136,552	$938	$137,490

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Years Ended August 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,523	$16,740	$9,264
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposal/sale of fixed assets	2	(8)	32
Gain on sale of product line	(5,706)	—	—
Depreciation	5,692	5,872	3,172
Amortization	4,822	4,793	2,716
Cost of sale of inventory step-up	—	564	828
Provision (recovery) for allowance for doubtful accounts	28	(114)	155
Stock based compensation	1,096	1,621	2,040
Realized gain on restricted investments	(63)	(51)	(22)
Increase (decrease) in cash surrender value life insurance	202	52	(37)
Pension curtailment and settlement loss	348	1,223	550
Excess tax expense from stock based compensation	(1,324)	(622)	(209)
Deferred taxes	(2,529)	(1,385)	(1,442)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(3,335)	(363)	(1,717)
Inventories	(1,550)	(1,240)	942
Prepaid expenses & other assets	(297)	8	(55)
Accounts payable	2,578	886	(2,683)
Accrued expenses	1,351	(791)	(174)
Accrued income taxes	627	850	408
Deferred compensation	141	122	178

Net cash provided by operating activities	28,606	28,157	13,946

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,290)	(3,043)	(5,230)
Cost to acquire intangible assets	(123)	(354)	(74)
Contingent purchase price paid for acquisition	(160)	(141)	(358)
Payments for acquisitions, net of cash acquired	—	84	(62,217)
Proceeds from sale of fixed assets	17	105	1,032
Net proceeds from sale of product line	9,179	—	—
Net withdrawals (contributions) from restricted investments	3	(48)	(60)
Payments for cash surrender value life insurance	(183)	(183)	(183)

Net cash provided by (used in) investing activities	4,443	(3,580)	(67,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	2,104	313	79,331
Payments of principal on debt	(7,704)	(5,913)	(22,054)
Dividend paid	(4,093)	(3,626)	(3,165)
Proceeds from exercise of common stock options	66	74	—
Payments of statutory minimum taxes on stock options and restricted stock	(2,198)	(1,083)	(813)
Excess tax benefit from stock based compensation	1,324	621	209

Net cash (used in) provided by financing activities	(10,501)	(9,614)	53,508

INCREASE IN CASH & CASH EQUIVALENTS	22,548	14,963	364
Effect of foreign exchange rates on cash	677	(146)	(166)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	29,997	15,180	14,982

CASH & CASH EQUIVALENTS, END OF PERIOD	$53,222	$29,997	$15,180

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

        As part of the Company's purchase of NEPTCO in June 2012, it also acquired NEPTCO's 50% ownership stake in its financially- controlled joint venture, NEPTCO JV LLC ("JV"). Given the Company's controlling financial interest, the JV's assets and liabilities as of August 31, 2014 and 2013, and the results of operations beginning June 27, 2012, have been consolidated within the Company's consolidated balance sheet and the related consolidated statements of operations and cash flows. An offsetting amount equal to 50% of net assets and net loss of the JV has also been recorded within the Company's consolidated financial statements to non-controlling interest, representing the joint venture partner's 50% ownership stake and pro rata share in net results of the JV.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than the October 2014 purchase of the 50% non-controlling membership interest in NEPTCO JV LLC described in Note 14, and the cash dividend announced on October 23, 2014 of $0.60 per share to shareholders of record on November 3, 2014 payable on December 4, 2014, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date, but prior to filing, that would require recognition or disclosure in its consolidated financial statements.

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

Buildings and improvements	15 to 40 years
Machinery and equipment	3 to 10 years

        Leasehold improvements are depreciated over the lesser of the useful life or the term of the lease.

Restricted Investments and Deferred Compensation

        The Company has a non-qualified deferred savings plan that covers its Board of Directors and selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's restricted investments and corresponding deferred compensation liability under the plan were $1,256 and $1,094 at August 31, 2014 and 2013, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders' equity.

Split-Dollar Life Insurance Arrangements

        The net liability related to these postretirement benefits was calculated as the difference between the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured's death. The Company prepared its calculation by using mortality assumptions which are based on the IRS 2014 Combined Static Mortality Table, and a 1.63% discount rate. The

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Company's net liability related to these postretirement obligations was $54 and $56 at August 31, 2014 and 2013, respectively.

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

Research and Product Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $2,599, $3,395 and $2,958 for the years ended August 31, 2014, 2013 and 2012, respectively.

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

        Stock-based compensation expense recognized in fiscal years 2014, 2013 and 2012 was $1,096, $1,621 and $2,040, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected Dividend yield	2.0%	2.2%	2.3%
Expected life	6.0 years	6.0 years	6.0 years
Expected volatility	41.0%	33.0%	30.0%
Risk-free interest rate	2.8%	1.6%	2.2%

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

Recently Issued Accounting Standards

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this ASU in the first quarter of fiscal 2014 (See Note 23 for additional details). The provisions of ASU 2013-02 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which will replace most existing revenue recognition guidance in U.S. Generally Accepted

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2017 (fiscal 2018), including interim periods in its fiscal year 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company's consolidated financial position, results of operations or cash flows.

Note 2—Inventories

        Inventories consist of the following as of August 31, 2014 and 2013:

	2014	2013
Raw materials	$13,785	$14,545
Work in process	7,359	5,967
Finished goods	10,395	11,536

Total Inventories	$31,539	$32,048

Note 3—Property, Plant and Equipment

        Property, plant and equipment consist of the following as of August 31, 2014 and 2013:

	2014	2013
Property, Plant and Equipment
Land and improvements	$5,770	$5,719
Buildings	21,259	20,943
Machinery and equipment	49,045	44,284
Leasehold improvements	2,091	2,034
Construction in progress	2,378	3,763

	80,543	76,743
Accumulated depreciation	(36,458)	(31,551)

Property, plant and equipment, net	$44,085	$45,192

Note 4—Goodwill and Intangible Assets

        The changes in the carrying value of goodwill, by operating segment, are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2012	$10,740	$27,045	$37,785
Acquisition of NEPTCO, Inc.—working capital settlement	—	(84)	(84)
Acquisition of Paper Tyger—additional earnout	—	141	141
Foreign currency translation adjustment	(5)	(22)	(27)

Balance at August 31, 2013	$10,735	$27,080	$37,815
Acquisition of Paper Tyger—additional earnout	—	161	161
Foreign currency translation adjustment	17	287	304

Balance at August 31, 2014	$10,752	$27,528	$38,280

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

        The Company performs impairment reviews annually each fourth quarter (as of its fiscal year end, August 31st) and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. For fiscal 2014, the Company's review indicated no impairment of goodwill.

        As of August 31, 2014, the Company had a total goodwill balance of $38,280 related to its acquisitions, of which $1,440 remains deductible for income taxes.

        Intangible assets subject to amortization consist of the following as of August 31, 2014 and 2013:

	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
August 31, 2014
Patents and agreements	11.9 years	$3,104	$2,281	$823
Formulas	9.1 years	5,849	2,851	2,998
Trade names	5.7 years	6,406	3,153	3,253
Customer lists and relationships	10.2 years	34,797	14,656	20,141

		$50,156	$22,941	$27,215

August 31, 2013
Patents and agreements	11.9 years	$3,198	$2,200	$998
Formulas	9.1 years	5,772	2,238	3,534
Trade names	5.7 years	6,345	2,055	4,290
Customer lists and relationships	10.2 years	34,020	11,061	22,959

		$49,335	$17,554	$31,781

        Aggregate amortization expense related to intangible assets for the years ended August 31, 2014, 2013 and 2012 was $4,822, $4,793 and $2,716, respectively. As of August 31, 2014 estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2015	$4,736
2016	4,674
2017	4,237
2018	4,006
2019	3,308

$20,961

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

        The Company recognized cash surrender value of life insurance policies, net of loans of $5 at August 31, 2014 and 2013, secured by the policies, with the following carriers as of August 31, 2014 and 2013:

	2014	2013
John Hancock	$4,450	$4,450
John Hancock (formerly Manufacturers' Life Insurance Company)	1,054	1,009
Metropolitan Life Insurance	1,665	1,739
Other life insurance carriers	80	80

	$7,249	$7,278

        Subject to periodic review, the Company intends to maintain these policies through the lives or retirements of the insureds.

Note 6—Long-Term Debt

        Long-term debt consists of the following at August 31, 2014 and 2013:

	2014	2013

Term note payable to bank in 19 quarterly installments that began in September 2012. The principal amount of the quarterly installments is $1,400 through June 2014, increased to $1,750 per quarter thereafter through June 2015, and will increase to $2,100 per quarter thereafter through March 2017. Interest is payable monthly at LIBOR rate plus 175 to 225 basis points, based upon the Company's consolidated leverage ratios (effective interest rate of 1.91% at August 31, 2014). Quarterly principal payments will continue through March 2017, and Chase will repay the remaining principal balance plus any interest due on the term note maturity date of June 27, 2017.

	$58,800	$64,400

	58,800	64,400
Less portion payable within one year classified as current	(7,000)	(5,600)

Long-term debt, less current portion	$51,800	$58,800

        The Company has a revolving line of credit totaling $15,000 with Bank of America that bears interest at London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending on the consolidated leverage ratio of Chase Corporation, or, at our option, at the bank's base lending rate. As of August 31, 2014, the entire amount of $15,000 was available for use. The revolving line of credit is scheduled to mature in June 2017. This revolving line of credit allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2015 and future periods.

        Our credit agreement with Bank of America, which outlines the terms of both the term note payable and the revolving line of credit, contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness. It also requires the Company to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the agreement) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the agreement) of at least 1.25 to 1.00. The Company was in compliance with its debt covenants as of August 31, 2014.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 7—Income Taxes

        Domestic and foreign pre-tax income for the years ended August 31, 2014, 2013 and 2012 was:

	Year Ended August 31,
	2014	2013	2012
United States	$35,480	$23,562	$12,767
Foreign	5,010	2,248	1,229

	$40,490	$25,810	$13,996

        The provision (benefit) for income taxes for the years ended August 31, 2014, 2013 and 2012 was:

	Year Ended August 31,
	2014	2013	2012
Current:
Federal	$13,012	$8,112	$5,073
State	1,437	1,652	392
Foreign	1,149	1,043	287

Total current income tax provision	15,598	10,807	5,752

Deferred:
Federal	(1,446)	(1,302)	(860)
State	(168)	(92)	(150)
Foreign	(17)	(343)	(10)

Total deferred income tax benefit	(1,631)	(1,737)	(1,020)

Total income tax provision	$13,967	$9,070	$4,732

        The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company's combined federal, state and foreign effective tax rate as a percentage before taxes for fiscal 2014, 2013 and 2012, net of offsets generated by federal, state and foreign tax benefits, was 34.5%, 35.1% and 33.8%, respectively. The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate for the years ended August 31, 2014, 2013 and 2012:

	Year Ended August 31,
	2014	2013	2012
Federal statutory rates	35.0%	35.0%	35.0%

Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	1.8%	3.8%	1.1%
Domestic production deduction	(3.1)%	(3.3)%	(3.5)%
Foreign tax rate differential	(1.3)%	(0.7)%	(0.6)%
Adjustment to uncertain tax position	0.3%	(1.1)%	(1.3)%
Transaction costs not deductible	—	—	2.6%
Research credit generated	(0.2)%	(1.2)%	(0.8)%
Noncontrolling partnership interest	0.1%	0.6%	—
Tax effect of undistributed earnings	1.8%	0.6%	0.1%
Other	0.1%	1.4%	1.2%

Effective income tax rate	34.5%	35.1%	33.8%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effect of temporary differences on the Company's income tax provision:

	Year Ended August 31,
	2014	2013	2012
Current income tax provision	$15,598	$10,807	$5,752

Deferred provision (benefit):
Allowance for doubtful accounts	(149)	(15)	(39)
Inventories	(167)	(259)	(640)
Pension expense	(332)	(207)	446
Deferred compensation	(36)	(51)	(70)
Loan finance costs	7	66	(116)
Accruals	(12)	861	(177)
Warranty reserve	(6)	—	(56)
Depreciation and amortization	(1,914)	(1,836)	(701)
Restricted stock grant	315	(102)	(74)
Unrepatriated earnings	1,753	1,572	(133)
Foreign taxes net of unrepatriated earnings	(1,014)	(1,425)	497
Foreign amortization	(106)	(105)	(134)
Other accrued expenses	30	(236)	177

Total deferred income tax benefit	(1,631)	(1,737)	(1,020)

Total income tax provision	$13,967	$9,070	$4,732

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2014	2013
Current:
Deferred tax assets:
Allowance for doubtful accounts	$479	$330
Inventories	1,458	1,291
Accruals	342	504
Warranty reserve	88	82

Current deferred tax assets	2,367	2,207

Deferred tax liabilities:
Prepaid liabilities	(52)	(92)

Current deferred tax liabilities	(52)	(92)

Current deferred tax assets, net	2,315	2,115

Noncurrent:
Deferred tax assets:
Pension accrual	3,464	2,162
Deferred compensation	811	775
Loan finance costs	44	50
Unrealized gain/loss on restricted investments	(61)	(23)
Restricted stock grants	804	1,122
Non qualified stock options	16	16
Foreign tax credits	7,340	6,326
Foreign other	470	256

Noncurrent deferred tax assets	12,888	10,684

Deferred tax liabilities:
Unrepatriated earnings	(8,148)	(6,515)
Foreign intangibles	—	118
Depreciation and amortization	(11,812)	(13,780)
Other	(38)	26

Noncurrent deferred tax liabilities	(19,998)	(20,151)

Noncurrent deferred tax liabilities, net	(7,110)	(9,467)

Net deferred tax liabilities	$(4,795)	$(7,352)

        A summary of the Company's adjustments to its uncertain tax positions in fiscal years ended August 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, at beginning of the year	$900	$1,180	$893
Increase for tax positions related to the current year	58	17	19
Increase / (decrease) for tax positions related to prior years	80	73	(176)
Increase for amounts recorded in acquisition accounting	—	—	465
Decreases for settlements with applicable taxing authorities	—	—	(21)
Decreases for lapses of statute of limitations	(8)	(370)	—

Balance, at end of year	$1,030	$900	$1,180

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The unrecognized tax benefits mentioned above include an aggregate of $489 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $33, net of federal tax expense, was recorded as a tax expense during the current fiscal year. The Company does not anticipate that its accrual for uncertain tax positions will be reduced by a material amount over the next twelve month period, as it does not expect to settle any potential disputed items with the appropriate taxing authorities nor does it expect the statute of limitations to expire for any items.

        The Company is subject to U.S. federal income tax, as well as to income tax of multiple state and foreign tax jurisdictions. The statute of limitations for all material U.S. federal, state, and local tax filings remains open for fiscal years subsequent to 2010. For foreign jurisdictions, the statute of limitations remains open in the UK for fiscal years subsequent to 2010 and in France for fiscal years subsequent to 2013.

Note 8—Capital and Operating Leases

        The Company is obligated under various capital and operating leases, primarily for real property and equipment. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), and the present value of future minimum capital lease payments as of August 31, 2014, are as follows:

Year ending August 31,	Future Capital Lease Payments	Future Operating Lease Payments
2015	$43	$740
2016	34	742
2017	9	737
2018	—	706
2019	—	702
2020 and thereafter	—	3,148

Total future minimum lease payments	$86	$6,775

Less: interest (at rates ranging from 4% to 8%)	(8)

	$78
Less: current portion	(38)

	$40

        Total rental expense for all operating leases amounted to $1,577, $1,761 and $1,178 for the years ended August 31, 2014, 2013 and 2012, respectively.

Note 9—Benefits and Pension Plans

401(k) Plan

        The Company has a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 100% of the first one percent of salary contributed and 50% thereafter, up to an amount equal to three and one half percent of such employee's annual salary.

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

        The Company's contribution expense for all 401(k) plans was $392, $351 and $294 for the years ended August 31, 2014, 2013 and 2012, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Non-Qualified Deferred Savings Plan

        The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company's general creditors. The Company's liability under the plan was $1,256 and $1,094 at August 31, 2014 and 2013, respectively.

Pension Plans

        The Company has non-contributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan ("Qualified Plan") and an unfunded supplemental plan ("Supplemental Plan") designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant's years of service and final average compensation. The Qualified Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2014.

        Effective December 1, 2008, a soft freeze in the Qualified Plan was adopted whereby no new employees hired will be admitted to the Qualified Plan, with the exception of the International Association of Machinists and Aerospace Workers Union whose contract was amended in June 2012 to include a soft freeze with an effective date of July, 15, 2012. All eligible participants who were previously admitted to the plan prior to the applicable soft freeze dates will continue to accrue benefits as detailed in the plan agreements.

        NEPTCO has a defined benefit pension plan ("NEPTCO Pension Plan") covering substantially all of its union employees at its Pawtucket facility. This plan was frozen effective October 31, 2006, and as a result, no new participants can enter the plan and the benefits of current participants were frozen as of that date. The benefits are based on years of service and the employee's average compensation during the earlier of five years before retirement, or October 31, 2006. The NEPTCO Pension Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the NEPTCO Pension Plan is August 31, 2014.

        The following tables reflect the status of the Company's pension plans for the years ended August 31, 2014, 2013 and 2012:

	Year Ended August 31,
	2014	2013	2012
Change in benefit obligation
Projected benefit obligation at beginning of year	$15,651	$17,322	$13,953
Acquired benefit obligation for Neptco pension plan	—	—	1,806
Service cost	323	352	482
Interest cost	643	503	532
Actuarial loss	2,933	1,019	1,908
Curtailments	—	24	—
Settlements	(1,233)	(3,443)	(1,316)
Benefits paid	(38)	(126)	(43)

Projected benefit obligation at end of year	$18,279	$15,651	$17,322

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

	Year Ended August 31,
	2014	2013	2012
Change in plan assets
Fair value of plan assets at beginning of year	$8,826	$9,405	$7,235
Fair value of Neptco pension plan assets	—	—	884
Actual return on plan assets	996	690	752
Employer contribution	267	2,300	1,893
Settlements	(1,233)	(3,443)	(1,316)
Benefits paid	(38)	(126)	(43)

Fair value of plan assets at end of year	$8,818	$8,826	$9,405

Funded status at end of year	$(9,461)	$(6,825)	$(7,917)
Amounts recognized in consolidated balance sheets
Non-current assets	$962	$1,014	$—
Current liabilities	(5)	(5)	(215)
Non-current liabilities	(10,418)	(7,834)	(7,702)

Net amount recognized in Consolidated Balance Sheets	$(9,461)	$(6,825)	$(7,917)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$16,362	$13,842	$14,735
Projected benefit obligations	$18,279	$15,651	$17,322
Plan assets at fair value	$8,818	$8,826	$9,405
Amounts recognized in accumulated other comprehensive Income
Prior service cost	$64	$67	$82
Net actuarial loss	7,567	5,561	6,029

Adjustment to pre-tax accumulated other comprehensive income	$7,631	$5,628	$6,111

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$2,647	$979	$1,691
Amortization of loss	(293)	(250)	(276)
Amortization of prior service cost	(3)	(13)	(74)
Effect of settlement on accumulated other comprehensive income	(348)	(1,198)	(550)

Total recognized in other comprehensive income	2,003	(482)	791
Net periodic pension cost	900	1,690	1,378

Total recognized in net periodic pension cost and other comprehensive income	$2,903	$1,208	$2,169

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$3	$3	$14
Net actuarial loss	307	293	337

        Prior service cost arose from the amendment of the plan's benefit schedules to comply with the Tax Reform Act of 1986 and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        Components of net periodic pension cost for the fiscal years ended August 31, 2014, 2013 and 2012 included the following:

	Year Ended August 31,
	2014	2013	2012
Components of net periodic benefit cost
Service cost	$323	$352	$482
Interest cost	643	503	532
Expected return on plan assets	(710)	(651)	(536)
Amortization of prior service cost	3	13	74
Amortization of accumulated loss	293	250	276
Settlement and curtailment loss	348	1,223	550

Net periodic benefit cost	$900	$1,690	$1,378

        Weighted-average assumptions used to determine benefit obligations as of August 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Discount rate
Qualified plan	3.83%	4.54%	3.40%
Supplemental plan	3.01%	3.76%	3.14%
Neptco plan	4.06%	4.63%	3.77%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%
Neptco plan	0.00%	0.00%	0.00%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Discount rate
Qualified plan	4.54%	3.40%	4.73%
Supplemental plan	3.76%	3.14%	3.00%
Neptco plan	4.63%	3.77%	4.08%
Expected long-term return on plan assets
Qualified plan	8.00%	8.00%	8.00%
Supplemental plan	0.00%	0.00%	0.00%
Neptco plan	8.00%	8.00%	8.00%
Rate of compensation increase
Qualified and supplemental plan	3.50%	3.50%	3.50%
Neptco plan	0.00%	0.00%	0.00%

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The Company estimates that for each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company's primary pension obligation, of approximately $81 for the Qualified Plan and $3 for the Supplemental Plan. For the current fiscal year, the NEPTCO Pension Plan expense is insignificant so sensitivity disclosure is not presented. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company's targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $76 for the Qualified Plan. No rate of return is assumed for the Supplemental Plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

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

        The Qualified Plan has the following target allocation and weighted-average asset allocations as of August 31, 2014, 2013 and 2012:

		Percentage of Plan Assets as of August 31,
	Target Allocation Range
Asset Category		2014	2013	2012
Equity securities	40-70%	43%	56%	54%
Debt securities	20-50%	51%	40%	39%
Real estate	0-15%	0%	4%	5%
Other	0-10%	6%	0%	2%

Total	100%	100%	100%	100%

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

        The NEPTCO Pension Plan has the following target allocation and weighted-average asset allocations as of August 31, 2014, 2013 and 2012:

		Percentage of Plan Assets as of August 31,
	Target Allocation Range
Asset Category		2014	2013	2012
Equity securities	20-65%	30%	56%	50%
Debt securities	35-80%	60%	44%	50%
Other	0-10%	10%	0%	0%

Total	100%	100%	100%	100%

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

        The following table presents the Company's pension plan assets at August 31, 2014 and 2013 by asset category:

		Fair value measurements at August 31, 2014:				Fair value measurements at August 31, 2013:
	August 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	August 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Equity securities	$3,629	$3,629	$—	$—	$4,939	$4,056	$883	$—
Debt securities	4,610	4,610	—	—	3,553	2,795	758	—
Real estate	—	—	—	—	334	—	334	—
Other	579	579	—	—	—	—	—	—

Total	$8,818	$8,818	$—	$—	$8,826	$6,851	$1,975	$—

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

Estimated Future Benefit Payments

        The following pension benefit payments (which include expected future service) are assumed to be paid in each of the following fiscal years based on the participants' normal retirement age:

Year ending August 31,	Pension Benefits
2015	$9,628
2016	302
2017	358
2018	630
2019	405
2020-2024	$2,657

        The Company contributed $267, $2,300 and $1,893 to fund its obligations under the pension plans for the years ended August 31, 2014, 2013 and 2012, respectively. The Company's pension plans are fully funded as of August 31, 2014 and there are no required contributions currently for fiscal 2015. If a contribution should be required, the Company plans to make the necessary contributions during fiscal 2015 to ensure its pension plans continue to be adequately funded given the current market conditions.

Note 10—Stockholders' Equity

2013 Equity Incentive Plan

        In October 2012, the Company adopted and the stockholders subsequently approved the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2013 Plan is 1,200,000. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2014, the Company had not yet made any awards under the 2013 Plan.

2005 Incentive Plan

        In November 2005, the Company adopted and the stockholders subsequently approved the 2005 Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2005 Plan was initially 1,000,000. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2014, 67,007 shares remained available for future grant under the 2005 Plan.

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

        In September 2013, the Board of Directors of the Company approved the fiscal year 2014 LTIP for the executive officers and other members of management. The 2014 LTIP is an equity based plan with a grant date of September 1, 2013. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) performance and service-based restricted stock grant of 7,529 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2016, for which compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 8,323 and 1,040 shares in the aggregate, with vesting dates of August 31, 2016 and August 31, 2014, respectively, for which compensation expense is recognized on a ratable basis over the vesting period.

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

Stock Options

        In April 2011, the Board of Directors of the Company authorized a grant of stock options to certain non-executive officer employees to purchase 15,201 shares of common stock in the aggregate with an exercise price of $16.53 per share. The options vested in three equal annual allotments beginning on April 30, 2012 and ending on April 30, 2014. The options will expire on April 30, 2021. Compensation expense was recognized over the period of the award on an annual basis consistent with the vesting terms.

        In August 2011, the Board of Directors of the Company approved the fiscal year 2012 LTIP for the executive officers. The fiscal 2012 LTIP is an equity based plan with a grant date of September 1, 2011 and included options to purchase 59,493 shares of common stock in the aggregate. Each of these options has an exercise price of $12.77 per share, and vested in three equal annual allotments beginning on August 31, 2012 and ending on August 31, 2014. The options will expire on August 31, 2021. Compensation expense was recognized over the period of the award on an annual basis consistent with the vesting terms.

        In August 2011, the Board of Directors of the Company authorized a grant of stock options with a grant date of September 1, 2011 to certain non-executive officer employees to purchase 20,883 shares of common stock in the aggregate with an exercise price of $12.77 per share. The options vested in three equal annual allotments beginning on August 31, 2012 and ending on August 31, 2014. The options will expire on August 31, 2021. Compensation expense was recognized over the period of the award on an annual basis consistent with the vesting terms.

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

        In September 2013, the Board of Directors of the Company approved the fiscal year 2014 LTIP for the executive officers and other members of management. The 2014 LTIP is an equity-based plan with a grant date of September 1, 2013 and included options to purchase 25,969 shares of common stock in the aggregate with an exercise price of $29.72 per share. The options will vest in three equal annual allotments beginning on August 31, 2014 and ending on August 31, 2016. The options will expire on August 31, 2023. Compensation expense is recognized over the period of the award on an annual basis consistent with the vesting terms.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes information about stock options outstanding as of August 31, 2014:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$11.15	56,250	5.0 years	$11.15	$1,370	56,250	$11.15	$1,370
$12.70	62,425	6.0 years	12.70	1,424	62,425	12.70	1,423
$12.77	74,130	7.0 years	12.77	1,685	47,333	12.77	1,076
$14.62	4,420	7.5 years	14.62	92	—	14.62	—
$16.00	43,964	8.1 years	16.00	857	14,655	16.00	286
$16.53	196,743	4.0 years	16.53	3,732	196,743	16.53	3,732
$29.72	25,969	9.0 years	29.72	150	—	29.72	—

	463,901	5.6 years	$15.43	$9,310	377,406	$14.60	$7,887

        All stock option plans have been approved by the Company's stockholders. Options are granted with an exercise price that is equal to the closing market value of the Company's common stock on the day preceding the grant date.

        A summary of the transactions of the Company's stock option plans for the years ended August 31, 2014, 2013 and 2012 is presented below:

	Officers and Employees	Weighted Average Exercise Price
Options outstanding as of August 31, 2011	477,626	$14.34

Granted	87,006	12.91
Exercised	—	—
Forfeited or cancelled	(6,750)	16.53

Options outstanding at August 31, 2012	557,882	$14.23

Granted	43,964	16.00
Exercised	(49,042)	11.46
Forfeited or cancelled	—	—

Options outstanding at August 31, 2013	552,804	$14.48

Granted	25,969	29.72
Exercised	(114,872)	14.06
Forfeited or cancelled	—	—

Options outstanding at August 31, 2014	463,901	$15.43

Options exercisable at August 31, 2014	377,406	$14.60

        The weighted average grant date fair value of options granted in the years ended August 31, 2014, 2013 and 2012 was $10.52, $4.23 and $3.12 per share, respectively.

        The total pretax intrinsic value of stock options exercised was $2,153 and $678 for the years ended August 31, 2014 and 2013, respectively.

        Excluding the common stock currently reserved for issuance upon exercise of the 463,901 outstanding options, there are 1,267,007 shares of common stock available for future issuance under the Company's equity compensation plans.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The income tax benefit realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was $1,324, $622 and $209 for the years ended August 31, 2014, 2013 and 2012, respectively.

        As of August 31, 2014, 60,957 shares of restricted stock were outstanding with exercise prices ranging from $16.00 - $29.72.

        As of August 31, 2014, unrecognized expense related to all stock based compensation described above is $690, which will be recognized over the next two fiscal years.

Note 11—Segment Data

        The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

        The Industrial Materials segment reflects specified products that are used in, or integrated into, another company's product with demand dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and wind energy composite materials and elements. Additionally, the Industrial Materials segment includes a joint venture which produces glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

        The Construction Materials segment comprises project-oriented product offerings that are primarily sold and used as "Chase" branded products. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following tables summarize information about the Company's segments:

	Years Ended August 31,
	2014	2013	2012
Revenues
Industrial Materials	$169,657	$163,474	$95,988
Construction Materials	54,349	52,588	52,931

Total	$224,006	$216,062	$148,919

Income before taxes
Industrial Materials	$40,015	$26,400	$17,643
Construction Materials	8,157	6,463	4,913

Total for reportable segments	48,172	32,863	22,556
Corporate and common costs	(7,682)	(7,053)	(8,560)

Total	$40,490	$25,810	$13,996

Includes the following costs by segment:
Industrial Materials
Interest	$959	$928	$106
Depreciation	4,650	4,914	2,261
Amortization	3,094	3,082	999
Construction Materials
Interest	$184	$366	$292
Depreciation	982	921	902
Amortization	1,727	1,684	1,690

	As of August 31,
	2014	2013
Total assets
Industrial Materials	$127,820	$133,110
Construction Materials	50,972	48,573

Total for reportable segments	178,792	181,683
Corporate and common assets	66,753	42,677

Total	$245,545	$224,360

Note 12—Export Sales and Foreign Operations

        Export sales from continuing domestic operations to unaffiliated third parties were $21,212, $22,827 and $21,204 for the years ended August 31, 2014, 2013 and 2012, respectively. Export sales had a slight decline in fiscal 2014 as compared to fiscal 2013 primarily due to the prior year's inclusion of some large export shipments of our C.I.M. products that were not repeated in fiscal 2014.

        The Company's products are sold world-wide. For the years ended August 31, 2014, 2013 and 2012, sales from its operations located in the United Kingdom accounted for 10%, 7% and 12%, respectively of the Company's total revenues. No other foreign geographic area accounted for more than 10% of total revenues for any of the years ended August 31, 2014, 2013 and 2012.

        As of August 31, 2014 and 2013, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,349 and $4,063, respectively, located in the United Kingdom. These balances exclude goodwill and intangibles of $9,924 and $10,333, as of August 31, 2014 and 2013, respectively. No

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

foreign geographic area accounted for more than 10% of the Company's total assets as of August 31, 2014 and 2013.

Note 13—Supplemental Cash Flow Data

        Supplemental cash flow information for the years ended August 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Income taxes paid	$15,084	$9,913	$5,561

Interest paid	$1,224	$1,545	$352

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$1,550	$488	$—
Property, plant & equipment additions included in accounts payable	$91	$112	$117
Sale of Insulfab product line
Current assets (excluding cash)	$(3,153)
Property and equipment	(1,062)
Accounts payable and accrued liabilities	3
Gain on sale of business	(5,706)

Cash received from sale of product line, net of transaction costs	$9,918

Acquisition of Neptco Inc
Current assets (excluding cash)			$24,948
Property and equipment			18,657
Goodwill			19,668
Intangible assets			23,165
Accounts payable and accrued liabilities			(10,841)
Long term liabilities			(736)
Deferred tax liabilities			(11,051)
Minority interest of joint venture partner			(1,593)

Cash provided through operating cash and increase in debt			$(62,217)

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The acquisition cost has been allocated to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Current assets (net of cash acquired)	$24,948
Property, plant & equipment	18,657
Goodwill	19,668
Intangible assets	23,165
Accounts payable and accrued liabilities	(10,841)
Long term liabilities	(736)
Deferred tax liabilities	(11,051)
Non-controlling interest of joint venture partner	(1,593)

Total purchase price	$62,217

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

Acquisition of outstanding non-controlling membership interest in NEPTCO JV LLC

        On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the "JV") owned by its now-former joint venture partner, an otherwise unrelated party. The purchase consideration due at the time of closing was not deemed to be material to the Company, and is subject to certain contingent adjustments based on certain future events related to the JV. The Company does not believe that these contingent adjustments will be material to the Company. The purchase was funded entirely with available cash on hand. Because of the Company's controlling financial interest, the JV's assets, liabilities and results of operations have been consolidated within the Company's consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. Given the Company's 100% ownership as of October 31, 2014, in subsequent periods the Company will continue to fully consolidate assets, liabilities and results of operations, but will no longer record an offsetting amount for a non-controlling interest. See Note 15 for additional information on the JV.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 15—Joint Venture

        The NEPTCO JV LLC ("JV") was originally formed in 2003 by NEPTCO and a joint venture partner, an otherwise unrelated party (collectively, the "members"), whereby each member's fiber optic strength elements businesses were combined. This venture, which was 50% owned by each member, was managed and operated on a day-to-day basis by NEPTCO. The JV operates out of the Company's Granite Falls, NC facility.

        The Company accounts for the joint venture partner's non-controlling interest in the JV under ASC Topic 810 "Consolidations" ("ASC 810"). Based on the criteria in ASC 810, the Company determined that the JV qualifies as a variable interest entity ("VIE"). Because of the Company's controlling financial interest, the JV's assets and liabilities and results of operations have been consolidated within the Company's consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. An offsetting amount equal to 50% of net assets and net income (loss) of the JV has been recorded within the Company's consolidated financial statements to the non-controlling interest, representing the joint venture partner's 50% ownership interest and pro rata share in the JV.

        At August 31, 3014 and 2013, the following amounts were consolidated in the Company's balance sheets related to the JV:

	August 31,
Assets	2014	2013
Cash	$282	$394
Accounts receivable, net	1,495	1,106
Inventories, net	1,397	1,510
Prepaid expenses and other assets	255	283
Property, plant and equipment, net	350	448
Intangible assets, net	559	706

Total assets	$4,338	$4,447

Liabilities and net assets
Accounts payable and accrued expenses	$616	$679
Due to Members	1,847	1,677

Total liabilities	$2,463	$2,356

Net assets	$1,875	$2,091

Non-controlling interest	$938	$1,046

        Effective on the date of the JV's inception, and for four years following the date on which the members no longer own any membership interest in the JV, non-compete agreements exist between the members. Each member retained the right to tender an offer to buy the other member's share. Once an offer is tendered, the tendered member has the option to either sell, or match the initial offer to purchase the tendering member's share.

        See Note 14 for additional information regarding the Company's October 2014 acquisition of the 50% outstanding non-controlling membership interest in NEPTCO JV LLC.

        Under the JV agreement, the JV is barred from issuing third party debt, other than customary accounts payable resulting from its normal trade operations. The liabilities of the JV are not guaranteed by any portion of NEPTCO or the Company.

        The JV has agreed to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV has agreed to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV is not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $1,610 and $1,818 for the years ended August 31, 2014 and 2013, respectively. The JV had amounts due to the other joint venture partner of $394 and $378 at August 31, 2014 and 2013, respectively.

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

        The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial liabilities measured at fair value other than long-term debt and that its financial assets are currently all classified within Level 1 in the fair value hierarchy. The financial assets classified as Level 1 as of August 31, 2014 and 2013 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

        The following table sets forth the Company's financial assets that were accounted for at fair value on a recurring basis as of August 31, 2014 and 2013:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	August 31, 2014	$1,256	$1,216	$40	$—
Restricted investments	August 31, 2013	$1,094	$1,094	$—	$—

        The following table presents the fair values of the Company's long-term debt as of August 31, 2014 and 2013 which is recorded at its carrying amount:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	August 31, 2014	$58,800	$—	$58,800	$—
Long-term debt	August 31, 2013	$64,400	$—	$64,400	$—

        The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 17—Net Income Per Share

        The determination of earnings per share under the two-class method is as follows:

	Years Ended August 31,
	2014	2013	2012
Net income attributable to Chase Corporation	$26,631	$17,214	$9,338
Less: Allocated to participating securities	449	396	295

Available to common shareholders	$26,182	$16,818	$9,043

Basic weighted averages shares outstanding	8,952,026	8,860,972	8,761,262
Additional dilutive common stock equivalents	213,640	117,466	25,488

Diluted weighted averages shares outstanding	9,165,666	8,978,438	8,786,750

Net income available to common shareholders, per common and common equivalent share
Basic	$2.92	$1.90	$1.03
Diluted	$2.86	$1.87	$1.03

        For the year ended August 31, 2012, stock options to purchase 265,081 shares of common stock were outstanding, but were not included in the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. No stock options were excluded from the calculation for the years ended August 31, 2014 and 2013. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

Note 18—Sale of Insulfab Product Line

        On October 7, 2013, the Company sold substantially all of its property and assets, including intellectual property, comprising the Insulfab® product line, to an unrelated third party ("Buyer"). The Insulfab product line is primarily focused on manufacturing high quality, engineered barrier laminates used in aerospace applications. The sale proceeds of $7,394 were subject to certain post-closing adjustments based on the change in the final net book value compared to the bid date net book value. In the quarter ending November 30, 2013, management determined these post-closing adjustments resulted in an increase in the sale proceeds of $2,516 based on the increase of inventory sold to the Buyer at closing. This adjustment was settled and paid by the Buyer to the Company in the quarter ending February 28, 2014, net of amounts held in escrow.

        This transaction resulted in a pre-tax book gain of $5,706 ($3,709 after-tax gain) which was recorded in the quarter ending November 30, 2013. The portion of the sale price held in escrow of $739 is recorded as a current asset (Due from sale of product line) as of August 31, 2014, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the Insulfab sale.

        The following table summarizes information about the Insulfab product line as of October 7, 2013 and August 31, 2013:

	October 7, 2013	August 31, 2013
Inventory	$3,153	$885
Property & equipment	1,062	1,060
Accrued expenses	(3)	(40)

	$4,212	$1,905

        As a result of the efforts to market and sell this product line beginning in the fourth quarter of fiscal 2013, the Company had classified the Insulfab assets (including inventory and equipment) as assets held for sale as of August 31, 2013. This product line and related assets were part of the Company's Industrial Materials segment.

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

Note 20—Related Party Agreements

        As part of the Company's purchase of NEPTCO in June 2012, it also acquired NEPTCO's 50% ownership stake in its financially-controlled joint venture, NEPTCO JV LLC ("JV"). The JV was originally formed by NEPTCO and a joint venture partner, Owens Corning, in 2003, whereby each member's fiber optic strength elements businesses were combined. Prior to the Company's October 31, 2014 purchase of the outstanding 50% non-controlling membership interest from its now-former joint venture partner, this venture, which was 50% owned by each member, was managed and operated on a day-to-day basis by NEPTCO. While operating under the joint ownership of the members, the JV had agreed to purchase a minimum of 80% of its total glass fiber requirements from Owens Corning. Additionally, the JV had agreed to purchase private-label products exclusively from an affiliate of the joint venture partner; however, the JV was not subject to a minimum purchase requirement on private-label products. These purchase agreements were terminated on October 31, 2014. Purchases from the joint venture partner totaled $1,610 and $1,818 for the years ended August 31, 2014 and 2013, respectively. The JV had amounts due to the other joint venture partner of $394 and $378 at August 31, 2014 and 2013, respectively. Please see Notes 14 and 15 to the Company's Consolidated Financial Statements for additional information on the JV.

Note 21—Selected Quarterly Financial Data (Unaudited)

        The following table presents unaudited operating results for each of the Company's quarters in the years ended August 31, 2014 and 2013:

	Fiscal Year 2014 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$53,655	$50,412	$56,973	$59,994	$221,034
Gross Profit on Sales	18,177	16,461	19,905	21,298	75,841
Net income attributable to Chase Corporation	$8,775	$4,520	$6,324	$7,012	$26,631
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.96	$0.50	$0.69	$0.77	$2.92
Diluted	$0.94	$0.48	$0.68	$0.75	$2.86

	Fiscal Year 2013 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$52,976	$47,714	$55,096	$57,862	$213,648
Gross Profit on Sales	15,705	14,247	18,264	19,398	67,614
Net income attributable to Chase Corporation	$3,540	$2,644	$5,134	$5,896	$17,214
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.39	$0.29	$0.57	$0.65	$1.90
Diluted	$0.39	$0.29	$0.56	$0.64	$1.87

        Note: Quarterly earnings per share amounts may not sum to earnings per share for the year due to rounding.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

Note 22—Valuation and Qualifying Accounts

        The following table sets forth activity in the Company's accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2014	$696	$54	$(80)	$670
August 31, 2013	$817	$135	$(256)	$696
August 31, 2012	$473	$459	$(115)	$817

        The charges to operations for the fiscal year ended August 31, 2012 include $94 recorded as part of the NEPTCO purchase accounting.

        The following table sets forth activity in the Company's warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2014	$248	$20	$2	$270
August 31, 2013	$249	—	$(1)	$248
August 31, 2012	$362	$157	$(270)	$249

Note 23—Accumulated Other Comprehensive Income

        The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Restricted Investments	Change in Funded Status of Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at August 31, 2012	$59	$(3,779)	$(1,310)	$(5,030)

Other comprehensive gains (losses) before reclassifications	117	(898)	(419)	(1,200)
Reclassifications to net income of previously deferred (gains) losses	(32)	1,099	—	1,067

Other comprehensive income (loss)	85	201	(419)	(133)

Balance at August 31, 2013	$144	$(3,578)	$(1,729)	$(5,163)

Other comprehensive gains (losses) before reclassifications	106	(1,796)	2,055	365
Reclassifications to net income of previously deferred (gains) losses	(41)	589	—	548

Other comprehensive income (loss)	65	(1,207)	2,055	913

Balance at August 31, 2014	$209	$(4,785)	$326	$(4,250)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except share and per share amounts

        The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended August 31,2014	Year Ended August 31,2013	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(63)	$(51)	Selling, general and administrative expenses
Tax expense	22	19

Gain net of tax	$(41)	$(32)
Loss on Funded Pension Plan adjustments:
Change in funded status of pension plan	$80	$521	Cost of products and services sold
Change in funded status of pension plan	$820	$1,169	Selling, general and administrative expenses
Tax benefit	(311)	(591)

Loss net of tax	$589	$1,099

Total net loss reclassified for the period	$548	$1,067

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2014.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of August 31, 2014, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        Effective April 1, 2013, the Company began the process of implementing a single enterprise resource planning ("ERP") computer system world-wide. During the past 17 months, the Company expanded its existing ERP modules to all of its domestic locations which resulted in changes to the Company's processes and procedures affecting its internal control over financial reporting. The Company expects this process to be completed by December 2014 as it continues with its plan to deploy more effective and efficient processes to support the Company's financial reporting as it continues to grow in size and scale. Otherwise, there have not been any changes in the Company's internal control over financial reporting during its most recent fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        On August 20, 2014, the Compensation and Management Development Committee of the Board of Directors of Chase Corporation (the "Company") approved the Chase Corporation Annual Incentive Plan and the Chase Corporation Long Term Incentive Plan, in each case for the Company's fiscal year ending August 31, 2015.

        Consistent with prior years, the Annual Incentive Plan provides participating executive team members the opportunity for cash bonuses based on the Company achieving a preset annual goal or target relating to earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2015. For each participating executive team member, target awards are valued at a specified percentage of base salary. The threshold for any payments to be made under the plan is 90% of the EBITDA target, at which point 50% of the target bonus would be paid. The maximum award of 200% of the target would be paid if actual EBITDA under the plan equals or exceeds 120% of the target.

        Also consistent with prior years, the Long Term Incentive Plan provides the opportunity for participating executive team members to participate in the long term growth of the Company through up to three types of equity awards: performance-based restricted stock awards, time-based restricted stock awards, and stock option awards. For each participating executive team member, total awards under the fiscal 2015 Long Term Incentive Plan are valued at a specified percentage of base salary. For the President and Chief Operating Officer, the performance share portion represents 50% of the total award (at target) and the time-based restricted stock and stock option awards represents 25% each. For the Chief Financial Officer, the performance share portion represents 67% of the total award (at target) and the time-based restricted stock awards represent the remaining 33%. The performance-based restricted stock is granted subject to achieving certain preset annual goals relating to the Company's earnings per share (EPS) for fiscal 2015, and can be adjusted up or down depending on performance. For any of the performance-based shares to vest, 90% of the EPS target must be met, at which point 50% of the award would vest. The full award would vest at 100% of the EPS target, and the award may be adjusted upward to a maximum of 200% of the target award at 120% of the EPS target. For purposes of the plan, EPS is determined using the number of weighted average diluted shares outstanding on August 31, 2014, the last day of fiscal year 2014. The time-based restricted stock awards will vest on the last day of the Company's 2017 fiscal year if continued employment conditions are met. Stock options are valued using a Black-Scholes calculation, and vest in three equal annual installments beginning on the last day of fiscal 2015.

        The above summaries of the Chase Corporation Annual Incentive Plan and the Chase Corporation Long Term Incentive Plan are qualified in their entirety by the copies of such plans filed as exhibits to this Annual Report on Form 10-K and incorporated herein by this reference.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company's code of ethics applicable to senior management, procedures for shareholder nominations to the Company's Board of Directors, and the Company's Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2014. Information regarding the Company's executive officers found in the section captioned "Executive Officers of the Registrant" in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company's Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2014.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2014.

        The following table summarizes the Company's equity compensation plans as of August 31, 2014. Further details on the Company's equity compensation plans are discussed in the notes to the consolidated financial statements. The adoption of each of the Company's equity compensation plans was approved by its shareholders.

	Number of shares of Chase common stock to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Chase common stock remaining available for future issuance
2001 Senior Management Stock Plan	254,136	$15.26	—
2005 Equity Incentive Plan	209,765	15.64	67,007
2013 Equity Incentive Plan	—	—	1,200,000

Total	463,901	$15.43	1,267,007

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company's Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2014.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K, relating to fees paid to the Company's independent registered public accounting firm and pre-approval policies of the Company's Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company's fiscal year ended August 31, 2014.

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
10.5.4	Offer letter dated August 19, 2014 by and between Chase Corporation and Kenneth J. Feroldi.*
10.6.1	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company's 2004 Form 10-K).*
10.6.2	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company's 2004 Form 10-K).*
10.7.1	2005 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 9, 2006).*

Exhibit Number	Description
10.7.2	Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*
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
10.9.2	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K filed on January 14, 2005).*
10.10.1	FY 2014 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company's current report on Form 8-K filed on October 11, 2013).*
10.10.2	FY 2014 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 99.2 to the Company's current report on Form 8-K filed on October 11, 2013).*
10.10.3	FY 2015 Chase Corporation Annual Incentive Plan.*
10.10.4	FY 2014 Chase Corporation Long Term Incentive Plan.*
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
10.13.1
Credit Agreement dated as of June 27, 2012 by and among Chase Corporation, NEPTCO Incorporated, Bank of America, N.A. and the Guarantors and Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed July 3, 2012).

Exhibit Number	Description
10.13.2	First Amendment dated November 14, 2012 to Credit Agreement dated June 27, 2012 by and among Chase Corporation, NEPTCO Incorporated, Bank of America, N.A. and the Guarantors and Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, filed on January 9, 2013).
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Identifies management plan or compensatory plan or arrangement.

(b)
See (a)(3) above.

(c)
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation
By:	/s/ PETER R. CHASE Peter R. Chase, Chairman and Chief Executive Officer November 14, 2014
By:	/s/ KENNETH J. FEROLDI Kenneth J. Feroldi Treasurer and Chief Financial Officer November 14, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. CHASE Peter R. Chase	Chairman and Chief Executive Officer (Principal executive officer)	November 14, 2014
/s/ KENNETH J. FEROLDI Kenneth J. Feroldi	Treasurer and Chief Financial Officer (Principal financial officer and principal accounting officer)	November 14, 2014
/s/ ADAM P. CHASE Adam P. Chase	Director, President & Chief Operating Officer	November 14, 2014
/s/ MARY CLAIRE CHASE Mary Claire Chase	Director	November 14, 2014
/s/ LEWIS P. GACK Lewis P. Gack	Director	November 14, 2014
/s/ GEORGE M. HUGHES George M. Hughes	Director	November 14, 2014
/s/ RONALD LEVY Ronald Levy	Director	November 14, 2014
/s/ THOMAS WROE, JR. Thomas Wroe, Jr	Director	November 14, 2014