Form 10-Q
period 2014-11-30
CHASE CORP
filed 2015-01-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

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

The number of shares of Common Stock outstanding as of December 31, 2014 was 9,129,427.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2014

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2014	2014
ASSETS
Current Assets
Cash & cash equivalents	$53,131	$53,222
Accounts receivable, less allowance for doubtful accounts of $721 and $670	34,632	35,601
Inventories	32,632	31,539
Prepaid expenses and other current assets	2,698	2,437
Due from sale of product line	739	739
Deferred income taxes	2,315	2,315
Total current assets	126,147	125,853

Property, plant and equipment, net	43,018	44,085

Other Assets
Goodwill	37,948	38,280
Intangible assets, less accumulated amortization of $23,575 and $22,941	25,737	27,215
Cash surrender value of life insurance	7,256	7,249
Restricted investments	1,300	1,256
Funded pension plan	953	962
Deferred income taxes	443	470
Other assets	165	175
	$242,967	$245,545
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,850	$15,121
Accrued payroll and other compensation	2,701	7,754
Accrued expenses	6,062	4,842
Accrued income taxes	1,016	1,377
Dividends payable	5,477	—
Current portion of long-term debt	7,350	7,000
Total current liabilities	36,456	36,094

Long-term debt, less current portion	49,700	51,800
Deferred compensation	2,061	2,037
Accumulated pension obligation	10,489	10,418
Other liabilities	115	126
Deferred income taxes	7,578	7,580

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,129,427 shares at November 30, 2014 and 9,103,292 shares at August 31, 2014 issued and outstanding	913	910
Additional paid-in capital	14,174	13,620
Accumulated other comprehensive loss	(6,219)	(4,250)
Retained earnings	127,700	126,272
Chase Corporation stockholders’ equity	136,568	136,552
Non-controlling interest	—	938
Total equity	136,568	137,490
Total liabilities and equity	$242,967	$245,545

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2014	2013
Revenues
Sales	$55,290	$53,655
Royalties and commissions	643	528
	55,933	54,183
Costs and Expenses
Cost of products and services sold	34,480	35,478
Selling, general and administrative expenses	10,795	10,439

Operating income	10,658	8,266

Interest expense	(274)	(303)
Gain on sale of product line (Note 8)	—	5,706
Other (expense) income	385	(105)

Income before income taxes	10,769	13,564

Income taxes	3,769	4,747

Net income	$7,000	$8,817

Net (gain) loss attributable to non-controlling interest	(95)	(42)

Net income attributable to Chase Corporation	$6,905	$8,775

Net income available to common shareholders, per common and common equivalent share
Basic	$0.76	$0.96
Diluted	$0.74	$0.94

Weighted average shares outstanding
Basic	9,050,048	8,938,149
Diluted	9,221,796	9,149,677

Annual cash dividends declared per share	$0.60	$0.45

See accompanying notes to the consolidated financial statements

CHASE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Dollars in thousands

	Three Months Ended November 30,
	2014	2013
Net income	$7,000	$8,817

Other comprehensive income:
Net unrealized loss on restricted investments, net of tax	13	71
Change in funded status of pension plans, net of tax	110	48
Foreign currency translation adjustment	(2,092)	1,578
Total other comprehensive income	(1,969)	1,697
Comprehensive income	5,031	10,514

Comprehensive income attributable to non-controlling interest	(95)	(42)

Comprehensive income attributable to Chase Corporation	$4,936	$10,472

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

Dollars in thousands

			Additional	Accumulated Other		Chase
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2014	9,103,292	$910	$13,620	$(4,250)	$126,272	$136,552	$938	$137,490
Restricted stock grants, net of forfeitures	8,424	1	(1)			—		—
Amortization of restricted stock grants		1	231			232		232
Amortization of stock option grants			64			64		64
Exercise of stock options	65,000	7	1,068			1,075		1,075
Common stock received for payment of stock option exercises	(30,795)	(4)	(1,071)			(1,075)		(1,075)
Excess tax benefit from stock based compensation			304			304		304
Common stock retained to pay statutory minimum withholding taxes on common stock	(16,494)	(2)	(574)			(576)		(576)
Cash dividend accrued, $0.60 per share					(5,477)	(5,477)		(5,477)
Purchase of outstanding non-controlling interest			533			533	(1,033)	(500)
Change in funded status of pension plan, net of tax of $59				110		110		110
Foreign currency translation adjustment				(2,092)		(2,092)		(2,092)
Net unrealized gain on restricted investments, net of tax of $7				13		13		13
Net income					6,905	6,905	95	7,000
Balance at November 30, 2014	9,129,427	$913	$14,174	$(6,219)	$127,700	$136,568	$—	$136,568

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Dollars in thousands

	Three Months Ended November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,000	$8,817
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	—	(6)
Gain on sale of product line	—	(5,706)
Depreciation	1,417	1,426
Amortization	1,183	1,194
Provision (recovery) for allowance for doubtful accounts	68	(38)
Stock based compensation	296	329
Realized gain on restricted investments	(1)	(5)
Decrease in cash surrender value life insurance	45	30
Excess tax expense from stock based compensation	(304)	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	507	1,619
Inventories	(1,366)	(4,032)
Prepaid expenses & other assets	(307)	(2,112)
Accounts payable	(1,074)	3,074
Accrued compensation and other expenses	(3,527)	(4,522)
Accrued income taxes	(28)	1,792
Deferred compensation	24	123
Net cash provided by operating activities	3,933	1,983

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(592)	(781)
Cost to acquire intangible assets	(3)	(22)
Proceeds from sale of fixed assets	—	11
Net proceeds from sale of product line	—	6,655
Contributions from restricted investments	(23)	(21)
Payments for cash surrender value life insurance	(46)	(46)
Net cash (used in) provided by investing activities	(664)	5,796

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(1,750)	(1,400)
Payments of statutory minimum taxes on stock options and restricted stock	(576)	—
Excess tax benefit from stock based compensation	304	—
Payment for acquisition of non-controlling interest	(500)	—
Net cash used in financing activities	(2,522)	(1,400)

INCREASE IN CASH & CASH EQUIVALENTS	747	6,379
Effect of foreign exchange rates on cash	(838)	552
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	53,222	29,997
CASH & CASH EQUIVALENTS, END OF PERIOD	$53,131	$36,928

Non-cash Investing and Financing Activities
Property, plant & equipment additions included in accounts payable	$16	$90
Annual cash dividend declared	$5,477	$4,093

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited consolidated financial statements, which included all information and notes necessary for such presentation for the three years ended August 31, 2014 in conjunction with its 2014 Annual Report on Form 10-K.  Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim periods ended November 30, 2014 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2014, the results of operations, comprehensive income and cash flows for the interim periods ended November 30, 2014 and 2013, and changes in equity for the interim period ended November 30, 2014.

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

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) owned by its now-former joint venture partner, an otherwise unrelated party. Because of the Company’s controlling financial interest, the JV’s assets, liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company will continue to fully consolidate the assets, liabilities and results of operations of the JV, but will no longer record an offsetting amount for a non-controlling interest subsequent to October 31, 2014. The ($95) recorded in the Consolidated Statement of Operations as Net (gain) loss attributable to non-controlling interest, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

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

Note 2 — Recent Accounting Policies

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2017 (fiscal 2018), including interim periods in its fiscal year 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of November 30, 2014 and August 31, 2014:

	November 30, 2014	August 31, 2014
Raw materials	$12,889	$13,785
Work in process	7,904	7,359
Finished goods	11,839	10,395
Total Inventories	$32,632	$31,539

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended November 30,
	2014	2013

Basic Earnings per Share

Net income attributable to Chase Corporation	$6,905	$8,775
Less: Allocated to participating securities	52	151
Net income available to common shareholders	$6,853	$8,624

Basic weighted average shares outstanding	9,050,048	8,938,149
Net income per share - Basic	$0.76	$0.96

Diluted Earnings per Share

Net income attributable to Chase Corporation	$6,905	$8,775
Less: Allocated to participating securities	51	148
Net income available to common shareholders	$6,854	$8,627

Basic weighted average shares outstanding	9,050,048	8,938,149
Additional dilutive common stock equivalents	171,748	211,528
Diluted weighted average shares outstanding	9,221,796	9,149,677
Net income per share - Diluted	$0.74	$0.94

For the three months ended November 30, 2014, stock options to purchase 32,974 shares of common stock were outstanding, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  There were no anti-dilutive shares for the three months ended November 30, 2013. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

Note 5 — Stock Based Compensation

In September 2013, the Board of Directors of the Company approved the fiscal year 2014 Long Term Incentive Plan (“2014 LTIP”) for the executive officers and other members of management.  The 2014 LTIP is an equity based plan with a grant date of September 1, 2013 and contains a performance and service based restricted stock grant of 7,529 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2016.  Based on the fiscal year 2014 financial results, 5,485 additional shares of restricted stock (total of 13,014 shares) were earned and granted subsequent to the end of fiscal year 2014 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2014, the Board of Directors of the Company approved the fiscal year 2015 Long Term Incentive Plan (“2015 LTIP”) for the executive officers and other members of management.  The 2015 LTIP is an equity based plan with a grant date of September 1, 2014 and contains the following equity components:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Restricted Shares — (a) performance and service based restricted stock grant of 6,993 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2017.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments for those with a vesting date of August 31, 2017; (b) time-based restricted stock grant of 8,132 shares in the aggregate, with a vesting date of August 31, 2017.  Compensation expense is recognized on a ratable basis over the vesting period.

Stock options — options to purchase 22,750 shares of common stock in the aggregate with an exercise price of $35.50 per share.  The options will vest in three equal annual installments beginning on August 31, 2015 and ending on August 31, 2017. Of the options granted, 7,438 will expire on August 31, 2024 and 15,312 will expire on September 1, 2024.  Compensation expense is recognized over the period of the award on an annual basis consistent with the vesting terms.

Note 6 — Segment Data and Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment reflects specified products that are used in, or integrated into, another company’s product with demand typically dependent upon general economic conditions.  Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and wind energy composite materials and elements.  Additionally, the Industrial Materials segment includes glass-based strength elements products, designed to allow fiber optic cables to withstand mechanical and environmental strain and stress, which operated as a joint venture prior to the Company’s purchase of its now-former joint venture partner’s 50% non-controlling interest on October 31, 2014.

The Construction Materials segment comprises of typically project-oriented product offerings that are primarily sold and used as “Chase” branded products.   Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, adhesives and sealants used in architectural and building envelope water proofing applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables summarize financial information about the Company’s reportable segments:

	Three Months Ended November 30,
	2014	2013
Revenues from external customers
Industrial Materials	$42,395	$41,670
Construction Materials	13,538	12,513
Total	$55,933	$54,183

Income before income taxes
Industrial Materials	$12,615	$16,742	(a), (b)
Construction Materials	3,873	2,437	(a)
Total for reportable segments	16,488	19,179
Corporate and Common Costs	(5,719)	(5,615	)(a)
Total	$10,769	$13,564

Includes the following costs by segment:

Industrial Materials
Interest	$230	$240
Depreciation	977	1,046
Amortization	770	761

Construction Materials
Interest	$44	$46
Depreciation	289	246
Amortization	413	432

(a)         Includes the reclassification of $3,135 and $846 of Selling, general and administrative expense from Industrial Materials and Construction Materials segments, respectively, into Corporate and Common Costs for the first fiscal quarter of 2014. The reclassification reflects the methodology with which the Company internally reviews expenses in the current year

(b)         Includes $5,706 gain on sale of Insulfab product line, for the quarter ended November 30, 2013

The Company’s products are sold world-wide.  For the three months ended November 30, 2014 and 2013, sales from its operations located in the United Kingdom accounted for 11% and 8% of consolidated revenues, respectively.  No other foreign geographic area accounted for more than 10% of consolidated revenues for the three months ended November 30, 2014 or 2013.

	November 30, 2014	August 31, 2014
Total assets
Industrial Materials	$125,131	$127,820
Construction Materials	49,988	50,972
Total for reportable segments	175,119	178,792
Corporate and Common Assets	67,848	66,753
Total	$242,967	$245,545

As of November 30, 2014 and August 31, 2014, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,074 and $4,349, respectively, located

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

in the United Kingdom.  These balances exclude goodwill and intangibles associated with the United Kingdom operations of $9,090 and $9,924, as of November 30, 2014 and August 31, 2014, respectively.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill, by reportable segment, are as follows:

	Construction Materials	Industrial Materials	Consolidated
Balance at August 31, 2014	$10,752	$27,528	$38,280
Foreign currency translation adjustment	(15)	(317)	(332)
Balance at November 30, 2014	$10,737	$27,211	$37,948

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible assets subject to amortization consist of the following as of November 30, 2014 and August 31, 2014:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
November 30, 2014
Patents and agreements	12.0 years	$3,095	$2,270	$825
Formulas	9.1 years	5,779	2,934	2,845
Trade names	5.7 years	6,350	3,348	3,002
Customer lists and relationships	10.2 years	34,088	15,023	19,065
		$49,312	$23,575	$25,737

August 31, 2014
Patents and agreements	11.9 years	$3,104	$2,281	$823
Formulas	9.1 years	5,849	2,851	2,998
Trade names	5.7 years	6,406	3,153	3,253
Customer lists and relationships	10.2 years	34,797	14,656	20,141
		$50,156	$22,941	$27,215

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2014 and 2013 was $1,183 and $1,194, respectively.  Estimated amortization expense for the remainder of fiscal year 2015 and for each of the five succeeding fiscal years is as follows:

Years ending August 31,
2015 (remaining 9 months)	$3,520
2016	4,675
2017	4,238
2018	4,007
2019	3,309
2020	2,440
$22,189

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

This transaction resulted in a pre-tax book gain of $5,706 ($3,709 after-tax gain) which was recorded in the quarter ending November 30, 2013.  The portion of the sale price held in escrow of $739 is recorded as a current asset (Due from sale of product line) as of both November 30, 2014 and August 31, 2014, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the Insulfab sale.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 9 — Joint Venture

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) owned by its now-former joint venture partner, an otherwise unrelated party. The purchase consideration is subject to certain contingent adjustments based on certain future events related to the JV. The purchase price, including these contingent adjustments are not, nor will be, material to the Company. Because of the Company’s controlling financial interest, the JV’s assets, liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company will continue to fully consolidate the assets, liabilities and results of operations of the JV, but will no longer record an offsetting amount for a non-controlling interest. The ($95) recorded in the Consolidated Statement of Operations as Net (gain) loss attributable to non-controlling interest, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

The JV was originally formed in 2003 by NEPTCO and a joint venture partner, an otherwise unrelated party (collectively, the “members”), whereby each member’s fiber optic strength elements businesses were combined. This venture, which was 50% owned by each member, was managed and operated on a day-to-day basis by NEPTCO. The JV operates out of the Company’s Granite Falls, NC facility.

The Company accounted for the joint venture partner’s non-controlling interest in the JV under ASC Topic 810 “Consolidations” (“ASC 810”). Based on the criteria in ASC 810, the Company had determined that the JV qualified as a variable interest entity (“VIE”). Because of the Company’s controlling financial interest, the JV’s assets and liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. Prior to the Company’s October 2014 acquisition of the 50% outstanding non-controlling membership interest in NEPTCO JV LLC, an offsetting amount equal to 50% of net assets and net income (loss) of the JV was recorded within the Company’s consolidated financial statements to the non-controlling interest, representing the joint venture partner’s 50% ownership interest and pro rata share in the JV.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Under the JV agreement, which terminated with the Company’s October 2014 acquisition of the 50% outstanding non-controlling membership interest in NEPTCO JV LLC, the JV had agreed to purchase a minimum of 80% of its total glass fiber requirements from the other joint venture partner. Additionally, the JV agreed to purchase private-label products exclusively from an affiliate of the other joint venture partner; however, the JV was not subject to a minimum purchase requirement on private-label products. Purchases from the joint venture partner totaled $332 and $467 for the period from September 1, 2014 through October 31, 2014 and the three months ended November 30, 2013, respectively. The JV had amounts due to the other joint venture partner of $219 and $394 at November 30, 2014 and August 31, 2014, respectively.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2014 and 2013 are as follows:

	Three Months Ended November 30,
	2014	2013
Service cost	$91	$81
Interest cost	170	161
Expected return on plan assets	(153)	(178)
Amortization of prior service cost	1	1
Amortization of unrecognized loss	167	73
Curtailment loss	—	—
Settlement loss	—	—
Net periodic benefit cost	$276	$138

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2014, the Company has made contributions of $16 in the current fiscal year to fund its obligations under its pension plan and will make the necessary contributions over the remainder of fiscal 2015 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $200 in the first quarter of the prior year.

Note 12 — Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of November 30, 2014 and August 31, 2014 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2014 and August 31, 2014:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	November 30, 2014	$1,300	$1,270	$30	$—

Restricted investments	August 31, 2014	$1,256	$1,216	$40	$—

The following table presents the fair value of the Company’s long-term debt as of November 30, 2014 and August 31, 2014, which is recorded at its carrying value:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	November 30, 2014	$57,050	$—	$57,050	$—

Long-term debt	August 31, 2014	$58,800	$—	$58,800	$—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Restricted Investments	Change in Funded Status of Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at August 31, 2014	$209	$(4,785)	$326	$(4,250)

Other comprehensive gains (losses) before reclassifications (1)	14	—	(2,092)	(2,078)
Reclassifications to net income of previously deferred (gains) losses (2)	(1)	110	—	109
Other comprehensive income (loss)	13	110	(2,092)	(1,969)

Balance at November 30, 2014	$221	$(4,675)	$(1,766)	$(6,219)

Note: Accumulated other comprehensive income amounts may not sum for the quarter end due to rounding.

(1)         Net of tax benefit of $8, $0, $0, respectively.

(2)         Net of tax expense of $1, tax benefit of $59, $0, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated
	2014	2013	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$1	$5	Selling, general and administrative expenses
Tax expense (benefit)	0	2
Gain net of tax	$1	$3

Loss on Funded Pension Plan adjustments:
Realized loss on amortization of prior pension service costs and unrecognized losses	$(5)	$(20)	Cost of products and services sold
Realized loss on amortization of prior pension service costs and unrecognized losses	(164)	(54)	Selling, general and administrative expenses
Tax expense (benefit)	59	26
(Loss) net of tax	$(110)	$(48)

Total net (loss) reclassified for the period	$(109)	$(45)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended August 31, 2014.

Overview

Increases in revenue and operating income during the first three months of fiscal 2015 over the prior year period reflect the on-going benefits from production facility consolidation, efficiency improvements, favorable sales mix and favorable demand. The reduction in Net income attributable to Chase Corporation from the prior year is primarily the result of the non-recurring $5,706,000 pre-tax gain recognized in the prior year related to the sale of the Company’s Insulfab product line, which was not repeated in the current quarter.  Revenues from the Industrial Materials segment increased over the same period in the prior year primarily due to increased sales volume from our pulling and detection, electronic coatings, and fiber optic cable components products.  These increases were partially offset by a reduction in our laminated durable paper product sales volume in the current quarter as compared to those realized in the first quarter of the prior year.

Our Construction Materials segment observed increased demand for our pipeline coating related construction products in the first quarter of fiscal 2015 that resulted in higher sales and profits in the current quarter compared to the prior year period. This increase was the result of the Middle East project work being produced out of the UK Rye facility and offset lower sales volume in bridge and highway related products in the US.

The upcoming second fiscal quarter has historically generated lower quarterly revenues for many of our product lines, especially within the Construction Materials segment.  Our key objectives include our global ERP system implementation which concluded in December 2014, key strategies that focus on our marketing and product development efforts, and continued emphasis on identifying potential acquisition targets.   Our balance sheet remains strong, with cash on hand of $53,131,000 and a current ratio of 3.5.  Our $15,000,000 line of credit is fully available, while the balance of our term debt is $57,050,000.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire and Cable • Electronic Coatings • Specialty Products • Pulling and Detection • Electronic Materials • Structural Composites • Fiber Optic Cable Components (JV) (1)

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

Construction Materials	• Pipeline • Bridge and Highway • Coating and Lining Systems • Building Envelope

Protective coatings and tape products including coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, adhesives and sealants used in architectural and building envelope water proofing applications, high-performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

(1) Through a 50% owned joint venture until October 31, 2014, when we purchased the non-controlling 50% interest.

Results of Operations

Revenues and Operating Profit by Segment are as follows (Dollars in Thousands):

	Three Months Ended November 30, 2014	% of Total Revenues	Three Months Ended November 30, 2013		% of Total Revenues

Revenues from external customers
Industrial Materials	$42,395	76%	$41,670		77%
Construction Materials	13,538	24%	12,513		23%
Total	$55,933		$54,183

	Three Months Ended November 30, 2014	% of Segment Revenues	Three Months Ended November 30, 2013		% of Segment Revenues
Income before income taxes
Industrial Materials	$12,615	30%	$16,742	(a), (b)	40%
Construction Materials	3,873	29%	2,437	(a)	19%
Total for reportable segments	16,488	29%	19,179		35%
Corporate and Common Costs	(5,719)		(5,615	)(a)
Total	$10,769	19%	$13,564		25%

(a)         Includes the reclassification of $3,135 and $846 of Selling, general and administrative expense from Industrial Materials and Construction Materials segments, respectively, into Corporate and Common Costs for the first fiscal quarter of 2014. The reclassification reflects the methodology with which the Company internally reviews expenses in the current year

(b)         Includes $5,706 gain on sale of Insulfab product line, for the quarter ended November 30, 2013

Total Revenues

Total revenues increased $1,750,000 or 3% to $55,933,000 for the quarter ended November 30, 2014 compared to $54,183,000 in the same quarter of the prior year.

Revenues in our Industrial Materials segment increased $725,000 or 2% to $42,395,000 for the quarter ended November 30, 2014 compared to $41,670,000 in the same quarter of the prior year.  The increase in revenues from our Industrial Materials segment in the current quarter was primarily due to the following: (a) increased sales of $798,000 from our pulling and detection products resulting from increased demand in product volume by the utility and telecom industries; (b) increased sales of $446,000 from our electronic coatings products resulting from an increased volume demand from the automotive market; and (c) increased sales of $209,000 into the fiber optic cable components market.  These increases were partially offset by decreased sales of $758,000 from our laminated durable paper products.

Revenues from our Construction Materials segment increased $1,025,000 or 8% to $13,538,000 in the current quarter compared to $12,513,000 in the same period last year.  Increases in sales from this segment were primarily due to a net increase in sales of $1,044,000 from our pipeline coatings products. This net increase was primarily the result of an increase in sales volume of pipeline products produced at our Rye, UK facility to meet higher project related demands in the Middle East for water infrastructure, offset by a period over period reduction in sales volume on domestically produced oil and gas pipeline products sold into the Americas.

Cost of Products and Services Sold

Cost of products and services sold decreased $998,000 or 3% to $34,480,000 in the quarter ended November 30, 2014 compared to $35,478,000 in the same period in fiscal 2014.

The following table summarizes our costs of products and services sold as a percentage of revenues for each of our reporting segments:

	Three Months Ended November 30,
Cost of products and services sold	2014	2013

Industrial Materials	61.6%	64.9%
Construction Materials	61.9%	67.5%
Total	61.6%	65.5%

Cost of products and services sold in our Industrial Materials segment was $26,106,000 for the first three months of fiscal 2015 compared to $27,033,000 for the same period in the prior year.  Cost of products and services sold in our Construction Materials segment was $8,374,000 in the current quarter compared to $8,445,000 for the same period last year.  As a percentage of revenues, cost of products and services sold in both segments decreased primarily due to product mix as we had decreased sales volume from our lower margin products within the segments.  We continue to closely monitor raw material pricing across all product lines in both segments to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $356,000 or 3% to $10,795,000 in the quarter ended November 30, 2014 compared to $10,439,000 in the same period in fiscal 2014. As a percentage of revenues, selling, general and administrative expenses remained consistent at 19% in the first quarter of fiscal 2015 compared to the prior year period.  The consistent percentage is primarily attributable to our continued emphasis on controlling costs and leveraging fixed overhead wherever possible, while increasing total sales.

Interest Expense

Interest expense decreased $29,000 or 10% to $274,000 in the quarter ended November 30, 2014, compared to $303,000 in the same period in the prior year.   The decrease in interest expense from the prior year period is a direct result of a reduction in the Company’s overall debt balance through principal payments made from operating cash flow over the past year.

Gain on sale of product line

In October 2013, the Company sold substantially all of its property and assets, including intellectual property, comprising the Insulfab product line, to an unrelated third party buyer.   This transaction resulted in a non-recurring pre-tax book gain of $5,706,000, which was recorded in the first fiscal quarter of the prior year.

Other Income (Expense)

Other income (expense) increased $490,000 to $385,000 in the quarter ended November 30, 2014 compared to other expense of $105,000 in the same period in the prior year.    Other income (expense) primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

Income Taxes

The effective tax rate for the first quarters of both fiscal 2015 and fiscal 2014 was 35%.

Non-controlling Interest

The income (loss) from non-controlling interest relates to a joint venture we had through our NEPTCO subsidiary, prior to our October 2014 acquisition of the 50% outstanding non-controlling membership interest.  The joint venture between the Company and its now-former joint venture partner (an otherwise unrelated party) was managed and operated on a day-to-day basis by the Company.  The purpose of this joint venture was to combine the elements of each member’s fiber optic strength elements businesses.

Net Income Attributable to Chase Corporation

Net income attributable to Chase Corporation decreased $1,870,000 or 21% to $6,905,000 in the quarter ended November 30, 2014 compared to $8,775,000 in the same quarter of the prior year.  The decrease in net income in the current quarter is primarily due to the previously mentioned $5,706,000 non-recurring pre-tax gain that resulted from the sale of the Insulfab product line in October 2013.

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

We define EBITDA as follows:  Net income attributable to Chase Corporation before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets. We define Adjusted EBITDA as EBITDA excluding costs and gains/losses related to our acquisitions and divestitures, and settlement (gains) or losses resulting from lump sum distributions to participants from our defined benefit plan.

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

The following unaudited table provides a reconciliation of Net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended November 30,
	2014	2013

Net income attributable to Chase Corporation	$6,905,000	$8,775,000

Interest expense	274,000	303,000
Income taxes	3,769,000	4,747,000
Depreciation expense	1,417,000	1,426,000
Amortization expense	1,183,000	1,194,000
EBITDA	$13,548,000	$16,445,000

Gain on sale of Insulfab (a)	—	(5,706,000)

Adjusted EBITDA	$13,548,000	$10,739,000

(a)         Represents gain on sale of Insulfab product line that was completed in October 2013

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $91,000 to $53,131,000 at November 30, 2014, from $53,222,000 at August 31, 2014.  The decreased cash balance is primarily the result of payments made on outstanding debt, income taxes, annual incentive compensation and equipment purchases, partially offset by cash from operations A portion of cash held as of November 30, 2014 was subsequently used in December 2014 to pay our annual dividend of $5,477,000.  Of the above noted amounts, $16,960,000 and $14,575,000 were held outside the U.S. by our foreign subsidiaries as of November 30, 2014 and August 31, 2014, respectively. Given our cash position in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the Company would pay the applicable U.S. taxes on these repatriated foreign amounts to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $3,933,000 in the first quarter of fiscal 2015 compared to $1,983,000 in the prior year’s first quarter.  Cash provided by operations during the first three months of fiscal 2015 was primarily due to operating income and a decreased accounts receivable balance, offset by increased accounts payable and inventory balances.

The ratio of current assets to current liabilities remained consistent at 3.5 at both August 31, 2014 and November 30, 2014.  The consistency of our current ratio at both August 31, 2014 and November 30, 2014 was primarily attributable to the current quarter establishment of the accrual for our fiscal 2014 annual dividend, which was declared in the first fiscal quarter ending November 30, 2014 and paid in December 2014, offset by the decrease to our accrued payroll and other compensation due to the payment of our annual incentive program in the first quarter of fiscal 2015.

Cash flow used by investing activities of $664,000 related primarily to purchases of machinery and equipment at our manufacturing locations during the first quarter of fiscal 2015.

Cash flow used in financing activities of $2,522,000 was due primarily to payments made on the bank loans used to finance our acquisition of NEPTCO, described in more detail below and the primary payment owed for the purchase of the 50% non-controlling interest of the NEPTCO JV. A secondary payment, which the Company does not deem material, may be required and is contingent upon certain conditions over the 12 months following the purchase.

On October 23, 2014, we announced a cash dividend of $0.60 per share (totaling $5,477,000), composed of $0.50 related to earnings from continuing operations and $0.10 related to the sale of a product line, to shareholders of record on November 3, 2014 and payable on December 4, 2014.

In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At November 30, 2014, the applicable interest rate was 1.91% per annum and the outstanding principal amount was $57,050,000.  We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 beginning in September 2012 through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017 and prepayment of the Credit Facility is allowed at any time.

We have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of November 30, 2014 and December 31, 2014, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2015 and future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of November 30, 2014.

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

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 for a complete discussion of our contractual obligations.

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for our fiscal year 2018, beginning September 1, 2017, including interim periods, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the three months ended November 30, 2014 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, plans for manufacturing facilities, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals and future growth.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2014, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in USD.  However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to other European customers.  As of November 30, 2014, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at November 30, 2014
GBP	British Pound	$9,935,246
EUR	Euro	$3,710,872
CNY	Chinese Yuan	$563,306
CAD	Canadian Dollar	$88,009

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the three months ended November 30, 2014 in the amount of $2,092,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

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

Changes in internal control over financial reporting

Effective April 1, 2013, the Company began the process of implementing a single enterprise resource planning (“ERP”) computer system world-wide. During the past 20 months, the Company expanded its existing ERP modules to all of its domestic locations, and certain of its European locations, which resulted in changes to the Company’s processes and procedures affecting its internal control over financial reporting. The Company completed the implementation of the ERP computer system onto its final existing European location in December 2014, substantively accomplishing this portion of its ongoing plan to deploy more effective and efficient processes to support the Company’s financial reporting as the Company continues to grow in size and scale. Otherwise, there have not been any changes in the Company’s internal control over financial reporting during its most recent fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: January 9, 2015	By:	/s/ Peter R. Chase
Peter R. Chase,
Chairman and Chief Executive Officer

Dated: January 9, 2015	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi,
Treasurer and Chief Financial Officer