Form 10-Q
period 2015-02-28
CHASE CORP
filed 2015-04-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

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

The number of shares of Common Stock outstanding as of March 31, 2015 was 9,182,762.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2015

Part 1 — FINANCIAL INFORMATION

Item 1 — Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2015	2014
ASSETS
Current Assets:
Cash & cash equivalents	$17,406	$53,222
Accounts receivable, less allowance for doubtful accounts of $713 and $670	35,073	35,601
Inventories	33,376	31,539
Prepaid expenses and other current assets	2,607	2,437
Due from sale of product line	739	739
Prepaid income taxes	2,468	—
Deferred income taxes	2,314	2,315
Total current assets	93,983	125,853

Property, plant and equipment, net	43,183	44,085

Other Assets:
Goodwill	44,137	38,280
Intangible assets, less accumulated amortization of $25,077 and $22,941	49,137	27,215
Cash surrender value of life insurance	7,256	7,249
Restricted investments	1,377	1,256
Funded pension plan	1,022	962
Deferred income taxes	437	470
Other assets	156	175
	$240,688	$245,545
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$13,666	$15,121
Accrued payroll and other compensation	3,475	7,754
Accrued expenses	4,880	4,842
Accrued income taxes	1,030	1,377
Current portion of long-term debt	9,700	7,000
Total current liabilities	32,751	36,094

Long-term debt, less current portion	47,600	51,800
Deferred compensation	2,121	2,037
Accumulated pension obligation	10,566	10,418
Other liabilities	106	126
Deferred income taxes	7,578	7,580

Commitments and Contingencies (Note 10)

Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,153,724 shares at February 28, 2015 and 9,103,292 shares at August 31, 2014 issued and outstanding	915	910
Additional paid-in capital	14,233	13,620
Accumulated other comprehensive loss	(6,948)	(4,250)
Retained earnings	131,766	126,272
Chase Corporation stockholders’ equity	139,966	136,552
Non-controlling interest	—	938
Total equity	139,966	137,490
Total liabilities and equity	$240,688	$245,545

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014

Revenue
Sales	$51,380	$50,412	$106,670	$104,067
Royalties and commissions	924	779	1,567	1,307
	52,304	51,191	108,237	105,374
Costs and Expenses
Cost of products and services sold	34,235	33,951	68,715	69,429
Selling, general and administrative expenses	11,924	9,930	22,719	20,369

Operating income	6,145	7,310	16,803	15,576

Interest expense	(270)	(285)	(544)	(588)
Gain on sale of product line (Note 8)	—	—	—	5,706
Other (expense) income	381	(125)	766	(230)

Income before income taxes	6,256	6,900	17,025	20,464

Income taxes	2,190	2,415	5,959	7,162

Net income	$4,066	$4,485	$11,066	$13,302

Net loss (gain) attributable to non-controlling interest	—	35	(95)	(7)

Net income attributable to Chase Corporation	$4,066	$4,520	$10,971	$13,295

Net income available to common shareholders, per common and common equivalent share

Basic	$0.45	$0.50	$1.20	$1.46

Diluted	$0.44	$0.48	$1.18	$1.43

Weighted average shares outstanding
Basic	9,065,511	8,942,045	9,057,738	8,940,075
Diluted	9,224,985	9,166,370	9,213,431	9,158,527

Cash dividends paid per share			$0.60	$0.45

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income	$4,066	$4,485	$11,066	$13,302

Other comprehensive income:
Net unrealized (loss) gain on restricted investments, net of tax	(20)	2	(8)	73
Change in funded status of pension plans, net of tax	109	48	219	96
Foreign currency translation adjustment	(818)	605	(2,909)	2,183
Total other comprehensive (loss) income	(729)	655	(2,698)	2,352
Comprehensive income	3,337	5,140	8,368	15,654

Comprehensive (income) loss attributable to non-controlling interest	—	35	(95)	(7)

Comprehensive income attributable to Chase Corporation	$3,337	$5,175	$8,273	$15,647

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2015

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Chase
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Non-conrolling	Total
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2014	9,103,292	$910	$13,620	$(4,250)	$126,272	$136,552	$938	$137,490
Restricted stock grants, net of forfeitures	13,785	1	(1)			—		—
Amortization of restricted stock grants			411			411		411
Amortization of stock option grants			126			126		126
Exercise of stock options	115,000	12	1,755			1,767		1,767
Common stock received for payment of stock option exercises	(47,486)	(5)	(1,762)			(1,767)		(1,767)
Excess tax benefit (expense) from stock based compensation			730			730		730
Common stock retained to pay statutory minimum withholding taxes on common stock	(30,867)	(3)	(1,179)			(1,182)		(1,182)
Annual cash dividend paid, $0.60 per share					(5,477)	(5,477)	—	(5,477)
Purchase of outstanding non-controlling interest			533			533	(1,033)	(500)
Change in funded status of pension plan, net of tax of $118				219		219		219
Foreign currency translation adjustment				(2,909)		(2,909)		(2,909)
Net unrealized loss on restricted investments, net of tax of $4				(8)		(8)		(8)
Net income					10,971	10,971	95	11,066
Balance at February 28, 2015	9,153,724	$915	$14,233	$(6,948)	$131,766	$139,966	—	$139,966

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Six Months Ended February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,066	$13,302
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	—	(4)
Gain on sale of product line	—	(5,706)
Depreciation	2,812	2,852
Amortization	2,884	2,386
Inventory step-up to fair value	49	—
Provision (recovery) for allowance for doubtful accounts	64	(12)
Stock based compensation	537	638
Realized gain on restricted investments	(75)	(37)
Decrease in cash surrender value life insurance	90	60
Excess tax benefit from stock based compensation	(730)	(34)
Increase (decrease) from changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(144)	(102)
Inventories	(1,617)	(3,345)
Prepaid expenses & other assets	(163)	(678)
Accounts payable	(1,216)	2,535
Accrued compensation and other expenses	(3,824)	(4,355)
Accrued income taxes	(2,029)	(1,632)
Deferred compensation	85	161
Net cash provided by operating activities	7,789	6,029

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,142)	(2,190)
Cost to acquire intangible assets	(10)	(77)
Contingent purchase price paid for acquisition	—	(156)
Payments for acquisitions	(33,285)	—
Proceeds from sale of fixed assets	—	14
Net proceeds from sale of product line	—	9,179
Contributions from restricted investments	(58)	(36)
Payments for cash surrender value life insurance	(92)	(88)
Net cash provided by (used in) investing activities	(34,587)	6,646

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	2,000	2,104
Payments of principal on debt	(3,500)	(4,904)
Payments of statutory minimum taxes on stock options and restricted stock	(1,182)	—
Dividend paid	(5,477)	(4,093)
Proceeds from exercise of common stock options	—	32
Excess tax benefit from stock based compensation	730	34
Payment for acquisition of non-controlling interest	(500)	—
Net cash used in financing activities	(7,929)	(6,827)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(34,727)	5,848
Effect of foreign exchange rates on cash	(1,089)	794
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	53,222	29,997

CASH & CASH EQUIVALENTS, END OF PERIOD	$17,406	$36,639

Non-cash Investing and Financing Activities
Property, plant & equipment additions included in accounts payable	$23	$195

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited consolidated financial statements, which included all information and notes necessary for such complete presentation for the three years ended August 31, 2014 in conjunction with its 2014 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim periods ended February 28, 2015 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 28, 2015, the results of operations, comprehensive income and cash flows for the interim periods ended February 28, 2015 and 2014, and changes in equity for the interim period ended February 28, 2015.

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

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”). The product lines were acquired for a purchase price of $33,285, after initial working capital adjustments, subject to the finalization of purchase accounting, and excluding any acquisition related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite® brand, located in Greenville, SC, as well as obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. We refer to these collectively as the specialty chemical product lines. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location, and the Seller will perform certain manufacturing and application services for Chase for the next three years. The purchase was funded entirely with available cash on hand. Since the effective date for this acquisition, the financial results of the specialty chemical product lines have been included in the Company’s financial statements within the Company’s Industrial Materials operating segment.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) owned by its now-former joint venture partner, an otherwise unrelated party. Because of the Company’s controlling financial interest, the JV’s assets, liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company will continue to fully consolidate the assets, liabilities and results of operations of the JV, but will no longer record an offsetting amount for a non-controlling interest subsequent to October 31, 2014. The ($95) recorded in the Consolidated Statement of Operations as Net (gain) loss attributable to non-controlling interest for the six months ended February 28, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

Note 2 — Recent Accounting Policies

Recently Issued Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). We are still evaluating what impact, if any, this ASU on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 — Inventories

Inventories consist of the following as of February 28, 2015 and August 31, 2014:

	February 28, 2015	August 31, 2014
Raw materials	$13,232	$13,785
Work in process	7,434	7,359
Finished goods	12,710	10,395
Total Inventories	$33,376	$31,539

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two-class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Basic Earnings per Share
Net income attributable to Chase Corporation	$4,066	$4,520	$10,971	$13,295
Less: Allocated to participating securities	30	77	81	228
Net income available to common shareholders	$4,036	$4,443	$10,890	$13,067

Basic weighted average shares outstanding	9,065,511	8,942,045	9,057,738	8,940,075
Net income per share - Basic	$0.45	$0.50	$1.20	$1.46

Diluted Earnings per Share
Net income attributable to Chase Corporation	$4,066	$4,520	$10,971	$13,295
Less: Allocated to participating securities	30	75	81	223
Net income available to common shareholders	$4,036	$4,445	$10,890	$13,072

Basic weighted average shares outstanding	9,065,511	8,942,045	9,057,738	8,940,075
Additional dilutive common stock equivalents	159,474	224,325	155,693	218,452

Diluted weighted average shares outstanding	9,224,985	9,166,370	9,213,431	9,158,527
Net income per share - Diluted	$0.44	$0.48	$1.18	$1.43

For the three and six months ended February 28, 2015, stock options to purchase 22,750 and 27,863 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  For the three and six months ended February 28, 2014, stock options to purchase 25,969 and 18,222 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Restricted Shares — (a) performance and service based restricted stock grant of 6,993 shares in the aggregate, subject to adjustment based on fiscal 2015 results, with a vesting date of August 31, 2017.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments with a vesting date of August 31, 2017; (b) time-based restricted stock grant of 8,132 shares in the aggregate, with a vesting date of August 31, 2017.  Compensation expense is recognized on a ratable basis over the vesting period.

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

As part of their annual retainer, non-employee members of the Board of Directors receive a combined total of $194 of Chase Corporation common stock, in the form of restricted stock valued in conjunction with the start of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award vests one year from the date of grant.  In February 2015, non-employee members of the Board received a total grant of 5,361 shares of restricted stock for service for the period from January 31, 2015 through January 31, 2016.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve month vesting period.

Note 6 — Segment Data and Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment reflects specified products that are used in, or integrated into, another company’s product with demand typically dependent upon general economic conditions.  Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, wind energy composite materials and elements and glass-based strength elements products, designed to allow fiber optic cables to withstand mechanical and environmental strain and stress and which we operated as a joint venture prior to October 31, 2014. Further, beginning January 30, 2015, the Industrial Materials segment includes microspheres, sold under the Dualite brand, and polyurethane dispersions; both obtained through acquisition, and included in the Company’s specialty chemical product line.

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

The following tables summarize financial information about the Company’s reportable segments:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,				Six Months Ended February 28,
	2015		2014		2015		2014
Revenue from external customers
Industrial Materials	$40,330		$39,920		$82,725		$81,590
Construction Materials	11,974		11,271		25,512		23,784
Total	$52,304		$51,191		$108,237		$105,374

Income (loss) before income taxes
Industrial Materials	$10,213	(a)	$10,075	(c)	$22,828		$26,817	(c), (d)
Construction Materials	2,592		1,507	(c)	6,465		3,944	(c)
Total for reportable segments	12,805		11,582		29,293		30,761
Corporate and Common Costs	(6,549	)(b)	(4,682	)(c)	(12,268	)(b)	(10,297	)(c)
Total	$6,256		$6,900		$17,025		$20,464

Includes the following costs by segment:
Industrial Materials
Interest	$225		$237		$455		$484
Depreciation	976		998		1,953		1,981
Amortization	1,283		766		2,053		1,520

Construction Materials
Interest	$45		$48		$89		$104
Depreciation	280		286		569		577
Amortization	418		427		831		866

(a)         Includes $49 of expenses related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical product lines

(b)         Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical product lines

(c)          Includes the reclassification of $2,367, $640, $5,502 and $1,486 of Selling, general and administrative expense from Industrial Materials and Construction Materials segments, respectively, into Corporate and Common Costs for the second fiscal quarter of 2014 and year to date February 28, 2014, respectively. The reclassification reflects the methodology with which the Company internally reviews expenses in the current year

(d)         Includes $5,706 gain on sale of Insulfab product line, for the year to date period ended February 28, 2014

The Company’s products are sold world-wide.  For the quarters ended February 28, 2015 and 2014, sales from its operations located in the United Kingdom accounted for 14% and 12% of consolidated revenue, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 12% of total Company revenue compared to 10% in the same period in fiscal 2014.  No other foreign geographic area accounted for more than 10% of consolidated revenue for the three or six month periods ended February 28, 2015 or 2014.

	February 28, 2015	August 31, 2014
Total assets
Industrial Materials	$155,878	$127,820
Construction Materials	50,269	50,972
Total for reportable segments	206,147	178,792
Corporate and Common Assets	34,541	66,753
Total	$240,688	$245,545

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

As of February 28, 2015 and August 31, 2014, the Company had long-lived assets (that will provide a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $4,064 and $4,349, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles of $9,873 and $9,924, as of February 28, 2015 and August 31, 2014, respectively, associated with its operations in the United Kingdom.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2014	$27,528	$10,752	$38,280
Acquisition of specialty chemical product lines	6,371		6,371
Foreign currency translation adjustment	(495)	(19)	(514)
Balance at February 28, 2015	$33,404	$10,733	$44,137

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

Intangible assets subject to amortization consist of the following as of February 28, 2015 and August 31, 2014:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
February 28, 2015
Patents and agreements	12.0 years	$3,036	$2,301	$735
Formulas and technology	8.4 years	8,455	3,084	5,371
Trade names	5.9 years	7,242	3,601	3,641
Customer lists and relationships	9.3 years	55,481	16,091	39,390
		$74,214	$25,077	$49,137

August 31, 2014
Patents and agreements	11.9 years	$3,104	$2,281	$823
Formulas and technology	9.1 years	5,849	2,851	2,998
Trade names	5.7 years	6,406	3,153	3,253
Customer lists and relationships	10.2 years	34,797	14,656	20,141
		$50,156	$22,941	$27,215

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2015 and 2014 was $2,884 and $2,386, respectively.  Estimated amortization expense for the remainder of fiscal year 2015 and for future periods is as follows:

Years ending August 31,
2015 (remaining 6 months)	$3,991
2016	7,848
2017	7,411
2018	7,180
2019	6,481
2020	5,613
$38,524

Note 8 — Sale of Insulfab Product Line

On October 7, 2013, the Company sold substantially all of the property and assets, including intellectual property, comprising the Insulfab® product line, to an unrelated third party (“Buyer”).  The Insulfab product line is primarily focused on manufacturing high quality, engineered barrier laminates used in aerospace applications.  The sale proceeds of $7,394 were subject to certain post-closing adjustments based on the change in the final net book value compared to the bid date net book value.  In the quarter ending November 30, 2013, management determined these post-closing adjustments resulted in an increase in the sale proceeds of $2,516 based on the increase of inventory sold to the Buyer at closing.  This adjustment was settled and paid by the Buyer to the Company in the quarter ending February 28, 2014, net of amounts held in escrow.  The net proceeds from the sale are available for debt reduction, investment in the Company’s core businesses and future acquisitions.

This transaction resulted in a pre-tax book gain of $5,706 ($3,709 after-tax gain) which was recorded in the quarter ending November 30, 2013.  The portion of the sale price held in escrow of $739 is recorded as a current asset (Due from sale of product line) as of both February 28, 2015 and August 31, 2014, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the Insulfab sale.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 9 — Joint Venture

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) owned by its now-former joint venture partner, an otherwise unrelated party. The purchase consideration is subject to certain contingent adjustments based on certain future events related to the JV. The purchase price, including these contingent adjustments, was not, nor will be, material to the Company. Because of the Company’s controlling financial interest, the JV’s assets, liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company will continue to fully consolidate the assets, liabilities and results of operations of the JV, but will no longer record an offsetting amount for a non-controlling interest. The ($95) recorded in the Consolidated Statement of Operations as Net (gain) loss attributable to non-controlling interest for the six months ended February 28, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

The Company accounted for the joint venture partner’s non-controlling interest in the JV under ASC Topic 810 “Consolidations” (“ASC 810”). Based on the criteria in ASC 810, the Company had determined that the JV qualified as a variable interest entity (“VIE”).

Under the JV agreement, which terminated with the Company’s October 2014 acquisition of the 50% outstanding non-controlling membership interest in the JV, the JV had agreed to purchase a minimum of 80% of its total glass fiber requirements from the now-former joint venture partner. Additionally, the JV agreed to purchase private-label products exclusively from an affiliate of the now-former joint venture partner; however, the JV was not subject to a minimum purchase requirement on private-label products. Purchases from the now-former joint venture partner totaled $332 for the period from September 1, 2014 through October 31, 2014 and $300 and $767 for the three and six month periods ended February 28, 2014, respectively. The JV had amounts due to the now-former joint venture partner of $385 and $394 at February 28, 2015 and August 31, 2014, respectively.

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

Note 11 - Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2015 and 2014 are as follows:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Service cost	$91	$81	$181	$161
Interest cost	170	161	339	321
Expected return on plan assets	(153)	(178)	(306)	(355)
Amortization of prior service cost	1	1	2	2
Amortization of unrecognized loss	167	73	335	147
Net periodic benefit cost	$276	$138	$551	$276

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 28, 2015, the Company has made contributions of $115 in the current fiscal year to fund its obligations under its pension plan, and plans to make the necessary contributions over the remainder of fiscal 2015 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $200 in the first six months of the prior year.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of February 28, 2015 and August 31, 2014 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2015 and August 31, 2014:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	February 28, 2015	$1,377	$1,339	$38	$—

Restricted investments	August 31, 2014	$1,256	$1,216	$40	$—

The following table presents the fair value of the Company’s long-term debt as of February 28, 2015 and August 31, 2014, which is recorded at its carrying value:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	February 28, 2015	$57,300	$—	$57,300	$—

Long-term debt	August 31, 2014	$58,800	$—	$58,800	$—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Restricted Investments	Change in Funded Status of Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at August 31, 2014	$209	$(4,785)	$326	$(4,250)

Other comprehensive gains (losses) before reclassifications (1)	40	—	(2,909)	(2,869)
Reclassifications to net income of previously deferred (gains) losses (2)	(48)	219	—	171
Other comprehensive income (loss)	(8)	219	(2,909)	(2,698)

Balance at February 28, 2015	$201	$(4,566)	$(2,583)	$(6,948)

(1)         Net of tax benefit of $22, $0, $0, respectively.

(2)         Net of tax expense of $26, tax benefit of $118, $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended February 28,		Six Months Ended February 28,		Location of Gain (Loss) Reclassified from Accumulated Other
	2015	2014	2015	2014	Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(75)	$(32)	$(76)	$(37)	Selling, general and administrative expenses
Tax expense (benefit)	26	11	27	13
Gain net of tax	$(48)	$(21)	$(48)	$(24)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$5	$20	$10	$40	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	163	54	326	108	Selling, general and administrative expenses
Tax expense (benefit)	(59)	(26)	(118)	(52)
Loss net of tax	$109	$48	$219	$96

Total net loss reclassified for the period	$62	$27	$171	$72

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note: Gains on Restricted Investments and losses on funded pension plan adjustments may not sum for the quarter end or year to date period due to rounding.

Note 14 — Acquisition of Specialty Chemical Product Lines

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”). The product lines were acquired for a purchase price of $33,285, after initial working capital adjustments, and excluding any acquisition related costs.  As part of this transaction, which was completed to expand the products and service offerings of the Company, Chase acquired the Seller’s microspheres product line, sold under the Dualite brand, located in Greenville, SC, as well as obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location, and the Seller will perform certain manufacturing and application services, at the Seller’s Elgin, IL location for Chase for the next three years. The purchase was funded entirely with available cash on hand.

Since the effective date for this acquisition, January 30, 2015, the financial results of the specialty chemical product lines, have been included in the Company’s financial statements within the Industrial Materials operating segment. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $584 of acquisition related costs during both the three and six month periods ended February 28, 2015 to selling, general and administrative expenses.

Management is currently in the process of finalizing purchase accounting pending final valuation of customer relationships. The purchase price has been initially allocated to the acquired tangible and identifiable intangible assets assumed based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Inventory	$610
Property, plant & equipment	1,064
Goodwill	6,371
Intangible assets	25,240
Total purchase price	$33,285

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $6,371 that is largely attributable to the synergies and economies of scale from combining the operations and technologies of Chase and the two product lines, particularly as it pertains to the expansion of the Company’s product and service offerings, the established workforce, and marketing efforts. This goodwill is not deductible for income tax purposes.

All assets, including goodwill, acquired as part of the specialty chemical product lines are included in the Industrial Materials operating segment. Identifiable intangible assets purchased with this transaction are as follows:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible Asset	Amount	Useful life
Customer relationships	$21,300	8 years
Technology	2,700	7 years
Trade name	910	7 years
Backlog	330	2 months
Total intangible assets	$25,240

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three and six month periods ended February 28, 2015 and 2014, as though the specialty chemical product lines acquisition described above occurred on September 1, 2013. The actual revenue and expenses for the specialty chemical product lines acquisition are included in the Company’s fiscal 2015 consolidated results beginning on January 30, 2015. Revenue and net loss attributable to Chase Corporation for the specialty chemicals product lines since the acquisition date included in the consolidated statement of operations were $1,462 and $445, respectively, inclusive of the effects of the $584 in acquisition costs, $49 in sale of inventory step-up cost and additional amortization expense recognized as part of the transaction. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition related costs, sale of inventory step-up cost and the income tax impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2013.

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Revenue	$55,873	$56,291	$116,766	$114,929
Net income	4,955	4,923	12,329	13,405
Net income attributable to Chase Corporation	4,955	4,958	12,234	13,398

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.54	$0.55	$1.34	$1.47
Diluted earnings per share	$0.53	$0.53	$1.32	$1.44

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

Overview

Revenue and operating income in the year to date period exceeded prior year results primarily due to increased demand, more favorable sales mix and additional sales generated by the January 30, 2015 acquisition of the specialty chemical product lines. Revenue for the current quarter increased over the same prior year period, but operating income for the quarterly period decreased from the prior year, primarily as a result of additional expenses recognized in the current quarter, in part related to the January 30, 2015 acquisition of the specialty chemical product lines. These acquisition related expenses also affected operating income for the year to date period, but to an overall lesser degree. These increases in cost were partially offset by our ongoing efforts with production facility consolidation, efficiency improvements and streamlining overhead costs.

Revenue from our Industrial Materials segment increased over the prior year periods primarily due to increased sales volume from our electronic coatings, pulling and detection, and fiber optic cable components products, as well as the inclusion of the specialty chemical product lines for one month of the current quarter. These increases were partially offset by a reduction in demand for wire and cable, durable paper products and cover tape products.

Revenue for our Construction Materials segment increased over the prior year periods primarily due to increased sales volume from our pipeline coatings and coating and linings systems products.  This segment saw increased demand for pipeline coatings products produced at our Rye, UK facility from continuing water infrastructure projects in the Middle East in the quarter and year to date periods ended February 28, 2015.

Our second fiscal quarter has historically generated lower sales for several of our product lines, particularly the seasonally affected domestic sales of our Construction Materials segment, especially compared to our third and fourth quarters.  During the remainder of the fiscal year, we will continue to focus on our key strategies, which include marketing and product development efforts, and a continued emphasis on identifying potential acquisition targets, as well as fully integrating the specialty chemical product lines acquired in the second quarter.

Our balance sheet remains strong, with cash on hand of $17,406,000 and a current ratio of 2.9 as of February 28, 2015.  The balance of our term debt was $57,300,000, including a $2,000,000 draw on our line of credit at the end of the second quarter. Given subsequent repayment of the draw, our $15,000,000 million line of credit is fully available as of March 31, 2015.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	• Wire and Cable • Electronic Coatings • Specialty Products • Pulling and Detection • Electronic Materials • Structural Composites • Fiber Optic Cable Components (JV) (1) • Specialty Chemical

Protective coatings and tape products, including insulating and conducting materials for wire and cable manufacturers; moisture protective coatings for electronics and printing services; laminated durable papers, packaging and industrial laminate products; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; wind energy composite materials

Intermediates

elements; glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress; microspheres, sold under the Dualite® brand; and polyurethane dispersions.

Construction Materials	• Pipeline • Bridge and Highway • Coating and Lining Systems • Building Envelope

Protective coatings and tape products, including coating and lining systems for use in liquid storage and containment applications; protective coatings for pipeline and general construction applications; adhesives and sealants used in architectural and building envelope water proofing applications; high-performance polymeric asphalt additives; and expansion and control joint systems for use in the transportation and architectural markets.

(1)         Through a 50% owned joint venture until October 31, 2014, when we purchased the non-controlling 50% interest.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

	Three Months Ended February 28, 2015	% of Total Revenue	Three Months Ended February 28, 2014	% of Total Revenue	Six Months Ended February 28, 2015	% of Total Revenue	Six Months Ended February 28, 2014	% of Total Revenue

Revenue from external customers
Industrial Materials	$40,330	77%	$39,920	78%	$82,725	76%	$81,590	77%
Construction Materials	11,974	23%	11,271	22%	25,512	24%	23,784	23%
Total	$52,304		$51,191		$108,237		$105,374

	Three Months Ended February 28, 2015		% of Segment Revenue	Three Months Ended February 28, 2014		% of Segment Revenue	Six Months Ended February 28, 2015		% of Segment Revenue	Six Months Ended February 28, 2014		% of Segment Revenue
Income (loss) before income taxes
Industrial Materials	$10,213	(a)	25%	$10,075	(c)	25%	$22,828		28%	$26,817	(c), (d)	33%
Construction Materials	2,592		22%	1,507	(c)	13%	6,465		25%	3,944	(c)	17%
Total for reportable segments	12,805		24%	11,582		23%	29,293		27%	30,761		29%
Corporate and Common Costs	(6,549	)(b)		(4,682	)(c)		(12,268	)(b)		(10,297	)(c)
Total	$6,256		12%	$6,900		13%	$17,025		16%	$20,464		19%

(a)         Includes $49 of expenses for inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical product lines

(b)         Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical product lines

(c)          Includes the reclassification of $2,367, $640, $5,502 and $1,486 of Selling, general and administrative expense from Industrial Materials and Construction Materials segments, respectively, into Corporate and Common Costs for the second fiscal quarter of 2014 and year to date February 28, 2014, respectively. The reclassification reflects the methodology with which the Company internally reviews expenses in the current year

(d)         Includes $5,706 gain on sale of Insulfab product line, for the year to date period ended February 28, 2014

Total Revenue

Total revenue increased $1,113,000 or 2% to $52,304,000 for the quarter ended February 28, 2015 compared to $51,191,000 in the same quarter of the prior year.  Total revenue increased $2,863,000 or 3% to $108,237,000 in the fiscal year to date period compared to $105,374,000 in the same period in fiscal 2014.

Revenue in our Industrial Materials segment increased $410,000 or 1% and $1,135,000 or 1% in the current quarter and year to date periods, respectively.  The increase in this segment compared to the prior year periods is primarily due to the following for the current quarter and year to date periods, respectively:  (a) our newly acquired specialty chemical product lines’ first full, but seasonally affected, month of sales totaling $1,462,000 (b) increased sales of $1,071,000 and $1,485,000 from our electronic coatings products resulting from higher sales volume domestically, as well as in Europe and Asia, including increased demand from the automotive and appliance markets; (c) increase sales of $606,000 and $1,407,000 from our pulling and detection products reflecting higher demand in product volume by the utility and telecom industries; and (d) increased sales of $631,000 and $821,000 from fiber optic cable components products.  These increases were partially offset by: (a) decreased sales volume of our wire and cable products in the current quarter and year to date periods of $2,083,000 and $2,200,000, respectively, reflecting reduced demand in the energy markets; (b) decreased sales volume for durable paper products of $412,000 and $1,154,000 for the current quarter and year to date periods, respectively; and (c) a decrease in cover tape product sales in the current quarter and year to date fiscal 2015 periods of $554,000 and $426,000, respectively.

Revenue from our Construction Materials segment increased $703,000 or 6% and $1,728,000 or 7% in the current quarter and year to date periods, respectively, compared to the same periods in the prior year.  Increases in sales from this segment were primarily due to a net increase in sales of $419,000 and $1,389,000 from our pipeline coatings products for the current quarter and year to date periods, respectively, over the same prior year periods. The net increase within pipeline coatings, for both the current quarter and year to date periods, was the result of increases in sales of our Rye, UK produced water infrastructure pipeline products sold into the Middle East, offset by period-over-period reductions in sales on domestically produced oil and gas pipeline products, which are sold primarily in the Americas. The segment also benefited from an increase in sales volume of its coating and lining systems products of $87,000 and $307,000 for the current quarter and year to date periods, respectively, over the prior year.

Cost of Products and Services Sold

Cost of products and services sold increased $284,000 or 1% to $34,235,000 for the quarter ended February 28, 2015 compared to $33,951,000 in the prior year quarter.  Cost of products and services sold decreased $714,000 or 1% to $68,715,000 in the fiscal year to date period compared to $69,429,000 in the same period in fiscal 2014.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended February 28,		Six Months Ended February 28,
Cost of products and services sold	2015	2014	2015	2014

Industrial Materials	64.5%	64.7%	63.0%	64.8%
Construction Materials	68.6%	72.2%	65.0%	69.7%
Total	65.5%	66.3%	63.5%	65.9%

Cost of products and services sold in our Industrial Materials segment was $26,022,000 and $52,128,000 in the current quarter and year to date periods compared to $25,817,000 and $52,850,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment was $8,213,000 and $16,587,000 for the quarter and fiscal year to date periods ended February 28, 2015, respectively, compared to $8,134,000 and $16,579,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold in both segments decreased primarily due to product mix as we had decreased sales volume from our lower margin products within the segments.  We continue to closely monitor raw material pricing across all product lines in both segments to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,994,000 or 20% to $11,924,000 for the quarter ended February 28, 2015 compared to $9,930,000 in the prior year quarter.  As a percentage of revenue, selling, general and administrative expenses increased to 23% in the current fiscal quarter compared to 19% in the prior year period.  Selling, general and administrative expenses increased $2,350,000 or 12%

to $22,719,000 in the fiscal year to date period compared to $20,369,000 in the same period in fiscal 2014.  For the current fiscal year to date period, selling, general and administrative expenses as a percentage of revenue increased to 21% compared to 19% in the same period in fiscal 2014.  The percentage increase for both the current fiscal quarter and year to date period compared to the prior year periods is primarily attributable to: (a) $584,000 in professional fees incurred related to the acquisition of the specialty chemical product lines; (b) an additional $493,000 in amortization expense recognized in the quarter and year to date periods associated with the intangible assets obtained as part of the acquisition; (c) increased international sales commission expenses of $375,000 and $661,000 over the prior year quarter and year to date periods, respectively, incurred related to increased revenue generated by those sales activities; (d) quarter over quarter decrease of $130,000 and year over year decrease of $142,000 in the capitalization of internal labor, most notably related to our multiyear companywide single ERP system rollout, which was substantively completed with regard to our previously existing locations in December 2014; and (e) increased pension periodic benefit costs of $138,000 in the current quarter against the same period in the prior year, and a $275,000 increase against the prior year to date period. The Company continues its emphasis on controlling operating costs, while maintaining an active mergers and acquisitions program, exploring new sales channels and staying focused on its key strategies.

Interest Expense

Interest expense decreased $15,000 or 5% to $270,000 for the quarter ended February 28, 2015 compared to $285,000 in the prior year quarter.  Interest expense decreased $44,000 or 7% to $544,000 for the fiscal year to date period compared to $588,000 in the same period in fiscal 2014.  The decrease in interest expense from the prior year period is a direct result of a reduction in our overall average debt balance through principal payments made from operating cash flow over the past year.

Gain on sale of product line

On October 7, 2013, we sold substantially all of our property and assets, including intellectual property, comprising the Insulfab product line, to an unrelated buyer.  This transaction resulted in a pre-tax book gain of $5,706,000, which was recorded in the six month period ended February 28, 2014.

Other Income (Expense)

Other income (expense) was an income of $381,000 in the quarter ended February 28, 2015 compared to an expense of $125,000 in the same period in the prior year, a difference of $506,000.  Other income (expense) was an income of $766,000 for the fiscal year to date period compared to an expense of $230,000 in the same period in the prior year, a difference of $996,000.  Other income (expense) primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  Income in the current quarter and year to date periods are primarily the result of sales made from our UK based operations, denominated in US dollars.

Income Taxes

The effective tax rate for the second quarter and the six month period ended February 28 was 35%, for both fiscal 2015 and fiscal 2014.

Non-controlling Interest

The income (loss) from non-controlling interest relates to a joint venture we had, prior to our October 2014 acquisition of the 50% outstanding non-controlling membership interest.  The joint venture between the Company and its now-former joint venture partner (an otherwise unrelated party) was managed and operated on a day-to-day basis by the Company.

Net Income attributable to Chase Corporation

Net income attributable to Chase Corporation decreased $454,000 or 10% to $4,066,000 in the quarter ended February 28, 2015 compared to $4,520,000 in the prior year quarter.  The decrease in net income in the current quarter is primarily due to the previously mentioned acquisition related expenses, inclusive of both professional services fees and the increased amortization expense recognized as a result of intangibles acquired in the transaction.

Net income attributable to Chase Corporation decreased $2,324,000 or 17% to $10,971,000 for the fiscal year to date period compared to $13,295,000 in the same period in fiscal 2014.  The decrease in net income in the year to date period is primarily due to the $5,706,000 pre-tax gain on the Company’s Insulfab product line sold in October 2013 which significantly contributed to earnings and cash flows in the first half of the prior fiscal year, and which did not reoccur in the first half of fiscal 2015.  Additionally, year to date net income was reduced by the previously mentioned acquisition related expenses.

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

We define EBITDA as follows:  net income attributable to Chase Corporation before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets.  We define Adjusted EBITDA as EBITDA excluding costs and gains/losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement (gains), losses resulting from lump sum distributions to participants from our defined benefit plan, and other significant nonrecurring items.

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

The following unaudited table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income attributable to Chase Corporation	$4,066,000	$4,520,000	$10,971,000	$13,295,000
Interest expense	270,000	285,000	544,000	588,000
Income taxes	2,190,000	2,415,000	5,959,000	7,162,000
Depreciation expense	1,395,000	1,426,000	2,812,000	2,852,000
Amortization expense	1,701,000	1,192,000	2,884,000	2,386,000
EBITDA	$9,622,000	$9,838,000	$23,170,000	$26,283,000
Acquisition related costs (a)	584,000	—	584,000	—
Gain on sale of Insulfab (b)	—	—	—	(5,706,000)
Cost of sale of inventory step-up (c)	49,000	—	49,000	—
Adjusted EBITDA	$10,255,000	$9,838,000	$23,803,000	$20,577,000

(a)         Represents costs related to the January 2015 acquisition of the specialty chemical product lines

(b)         Represents gain on sale of Insulfab product line that was completed in October 2013

(c)          Represents expenses related to the step-up in fair value of inventory through purchase accounting from the January 2015 acquisition of specialty chemical product lines

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $35,816,000 to $17,406,000 at February 28, 2015, from $53,222,000 at August 31, 2014.  The decreased cash balance is primarily attributable to the $33,285,000 purchase of the specialty chemical product lines, and payment of $5,477,000 for the annual dividend in December 2014, partially offset by cash from operations and a $2,000,000 draw on our revolving line of credit.  Of the above noted amounts, $14,128,000 and $14,575,000 were held outside the U.S. by our foreign subsidiaries as of February 28, 2015 and August 31, 2014, respectively. Given our cash position and borrowing capability in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of permanently repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the Company would pay the applicable U.S. taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $7,789,000 in the first six months of fiscal year 2015 compared to $6,029,000 in the prior year period.  Cash provided by operations during the first half of fiscal 2015 was primarily due to operating income offset by increased inventories and decreased accounts payable, accrued expenses due to the timing of tax payments and payment of our annual incentive compensation.

The ratio of current assets to current liabilities was 2.9 as of February 28, 2015, compared to 3.5 as of August 31, 2014.  The decrease in our current ratio at February 28, 2015 was primarily attributable to a decrease in cash due to the acquisition of the specialty chemical product lines in January 2015.  This was partially offset by increased inventories and decreases in accounts payable, accrued income taxes and accrued compensation and other expenses, which decreased largely due to the payment of our annual employee incentive plan in the first half of fiscal 2015.

Cash flow used in investing activities of $34,587,000 was primarily due to the acquisition of the specialty chemical product lines in January 2015, in addition to cash paid for purchases of machinery and equipment at our manufacturing locations during the first half of fiscal 2015.

Cash flow used in financing activities of $7,929,000 was primarily due to our annual dividend payment and payments made on the bank loans used to finance our acquisition of NEPTCO and partially offset by a draw taken on our revolving line of credit, described in more detail below.

On October 23, 2014, we announced a cash dividend of $0.60 per share (totaling $5,477,000), composed of $0.50 related to earnings from continuing operations and $0.10 related to the sale of a product line.  The dividend was paid on December 4, 2014 to shareholders of record on November 3, 2014.

In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At February 28, 2015, the applicable interest rate was 1.92% per annum and the outstanding principal amount was $55,300,000.  We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 beginning in September 2012 through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017 and prepayment of the Credit Facility is allowed at any time.

We have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of February 28, 2015 and March 31, 2015, $13,000,000 and $15,000,000 was available for use, respectively. At February 28, 2015, the applicable interest rate was 3.25% per annum. The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2015 and future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of February 28, 2015.

We currently have several on-going capital projects that are important to our long term strategic goals.  Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our manufacturing plants.

We may also consider the acquisition of companies or other assets in fiscal 2015 or in future periods which are complementary to our business.  We believe that our existing resources, including cash on hand and our Revolver, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off-balance sheet arrangements.

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

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). We are still evaluating what impact, if any, this ASU on the Company’s consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the six months ended February 28, 2015 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, seasonality expectations, plans for manufacturing facilities, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals and future growth.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At February 28, 2015, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales to European customers. As of February 28, 2015, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at February 28, 2015
GBP	British Pound	$10,584,461
EUR	Euro	$2,618,007
CNY	Chinese Yuan	$380,596
CAD	Canadian Dollar	$145,368

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the six months ended February 28, 2015 in the amount of $2,909,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $57,300,000 at February 28, 2014; inclusive of a $2,000,000 draw taken on the Revolver that was paid back subsequent to February 28, 2015.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 12 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

Effective April 1, 2013, the Company began the process of implementing a single enterprise resource planning (“ERP”) computer system world-wide. During the past 23 months, the Company expanded its existing ERP modules to all of its domestic and international locations, expanding to the final previously existing location in December 2014, which resulted in changes to the Company’s processes and procedures affecting its internal control over financial reporting. The Company also began the process of expanding the ERP computer system to the two newly acquired product lines in the second fiscal quarter, and plans to have them fully integrated by the end of the third quarter of fiscal 2015.

As part of the Company’s succession plan, effective with its annual shareholders meeting held on February 3, 2015, and as approved by the board at that time, Adam P. Chase has been named President and Chief Executive Officer of Chase Corporation and Peter R. Chase, the former Chief Executive Officer, has been named Executive Chairman of Chase Corporation.

Otherwise, there have not been any changes in the Company’s internal control over financial reporting during its most recent fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved from time to time in litigation incidental to the conduct of our business.  Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered into, that could adversely affect our operating results or cash flows in a particular period.  We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 6 - Exhibits

Exhibit Number	Description

10.1	Asset Purchase and Sale Agreement dated as of January 28, 2015 between Henkel Corporation, as the Seller and Chase Corporation, as the Buyer
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                                      Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 9, 2015	By:	/s/ Adam P. Chase
Adam P. Chase,
President and Chief Executive Officer

Dated: April 9, 2015	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi,
Treasurer and Chief Financial Officer