Form 10-Q
period 2015-05-31
CHASE CORP
filed 2015-07-10
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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

The number of shares of Common Stock outstanding as of June 30, 2015 was 9,198,762.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2015

Item 1 — Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2015	2014
ASSETS
Current Assets:
Cash & cash equivalents	$29,709	$53,222
Accounts receivable, less allowance for doubtful accounts of $839 and $670	36,394	35,601
Inventories	33,055	31,539
Prepaid expenses and other current assets	2,690	2,437
Due from sale of product line	—	739
Deferred income taxes	2,188	2,315
Total current assets	104,036	125,853

Property, plant and equipment, net	42,627	44,085

Other Assets:
Goodwill	44,081	38,280
Intangible assets, less accumulated amortization of $27,063 and $22,941	46,966	27,215
Cash surrender value of life insurance	7,256	7,249
Restricted investments	1,449	1,256
Funded pension plan	1,091	962
Deferred income taxes	450	470
Other assets	144	175
	$248,100	$245,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,362	$15,121
Accrued payroll and other compensation	3,995	7,754
Accrued expenses	4,735	4,842
Accrued income taxes	1,425	1,377
Current portion of long-term debt	8,050	7,000
Total current liabilities	33,567	36,094

Long-term debt, less current portion	45,500	51,800
Deferred compensation	2,174	2,037
Accumulated pension obligation	10,626	10,418
Other liabilities	99	126
Accrued income taxes	1,049	—
Deferred income taxes	7,567	7,580

Commitments and Contingencies (Note 10)

Equity:
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,198,762 shares at May 31, 2015 and 9,103,292 shares at August 31, 2014 issued and outstanding	920	910
Additional paid-in capital	14,653	13,620
Accumulated other comprehensive loss	(6,987)	(4,250)
Retained earnings	138,932	126,272
Chase Corporation stockholders’ equity	147,518	136,552
Non-controlling interest	—	938
Total equity	147,518	137,490
Total liabilities and equity	$248,100	$245,545

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014

Revenue
Sales	$64,102	$56,973	$170,772	$161,040
Royalties and commissions	796	625	2,363	1,932
	64,898	57,598	173,135	162,972
Costs and Expenses
Cost of products and services sold	40,144	37,067	108,859	106,496
Selling, general and administrative expenses	12,125	10,518	34,844	30,887

Operating income	12,629	10,013	29,432	25,589

Interest expense	(266)	(278)	(810)	(866)
Gain on sale of product line (Note 8)	—	—	—	5,706
Other income (expense)	(500)	(10)	266	(240)

Income before income taxes	11,863	9,725	28,888	30,189

Income taxes	4,697	3,404	10,656	10,566

Net income	7,166	6,321	18,232	19,623
Net loss (gain) attributable to non-controlling interest	—	3	(95)	(4)
Net income attributable to Chase Corporation	$7,166	$6,324	$18,137	$19,619

Net income available to common shareholders, per common and common equivalent share
Basic	$0.78	$0.69	$1.98	$2.16
Diluted	$0.77	$0.68	$1.95	$2.11

Weighted average shares outstanding
Basic	9,093,602	8,950,763	9,076,386	8,943,849
Diluted	9,245,953	9,165,482	9,216,731	9,161,343

Cash dividends paid per share			$0.60	$0.45

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income	$7,166	$6,321	$18,232	$19,623

Other comprehensive income:
Net unrealized (loss) gain on restricted investments, net of tax	11	(27)	3	46
Change in funded status of pension plans, net of tax	224	48	443	144
Foreign currency translation adjustment	(274)	130	(3,183)	2,313
Total other comprehensive (loss) income	(39)	151	(2,737)	2,503
Comprehensive income	7,127	6,472	15,495	22,126
Comprehensive (income) loss attributable to non-controlling interest	—	3	(95)	(4)
Comprehensive income attributable to Chase Corporation	$7,127	$6,475	$15,400	$22,122

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED MAY 31, 2015

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Chase
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2014	9,103,292	$910	$13,620	$(4,250)	$126,272	$136,552	$938	$137,490
Restricted stock grants, net of forfeitures	29,785	3	(3)			—		—
Amortization of restricted stock grants			629			629		629
Amortization of stock option grants			190			190		190
Exercise of stock options	144,038	15	2,143			2,158		2,158
Common stock received for payment of stock option exercises	(47,486)	(5)	(1,762)			(1,767)		(1,767)
Excess tax benefit (expense) from stock based compensation			730			730		730
Common stock retained to pay statutory minimum withholding taxes on common stock	(30,867)	(3)	(1,179)			(1,182)		(1,182)
Annual cash dividend paid, $0.60 per share					(5,477)	(5,477)		(5,477)
Purchase of outstanding non-controlling interest			285			285	(1,033)	(748)
Change in funded status of pension plan, net of tax of $239				443		443		443
Foreign currency translation adjustment				(3,183)		(3,183)		(3,183)
Net unrealized gain (loss) on restricted investments, net of tax of $1				3		3		3
Net income					18,137	18,137	95	18,232
Balance at May 31, 2015	9,198,762	$920	$14,653	$(6,987)	$138,932	$147,518	—	$147,518

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Nine Months Ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,232	$19,623
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	—	(4)
Gain on sale of product line	—	(5,706)
Depreciation	4,238	4,278
Amortization	4,940	3,584
Cost of sale of inventory step-up	65	—
Provision on allowance for doubtful accounts	193	10
Stock based compensation	819	812
Realized gain on restricted investments	(79)	(57)
Decrease in cash surrender value life insurance	135	90
Excess tax benefit from stock based compensation	(730)	(156)
Pension settlement loss	177	—
Deferred taxes	(149)	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,529)	(1,956)
Inventories	(1,295)	(2,649)
Prepaid expenses & other assets	(143)	(520)
Accounts payable	426	1,018
Accrued compensation and other expenses	(3,414)	(2,985)
Accrued income taxes	1,842	(779)
Deferred compensation	138	76
Net cash provided by operating activities	23,866	14,679

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,954)	(3,460)
Payments for acquisitions	(33,285)	—
Cost to acquire intangible assets	(34)	(105)
Contingent purchase price paid for acquisition	—	(156)
Proceeds from sale of fixed assets	—	14
Net proceeds from sale of product line	739	9,179
Contributions from restricted investments	(110)	24
Payments for cash surrender value life insurance	(138)	(137)
Net cash provided by (used in) investing activities	(34,782)	5,359

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	2,000	2,104
Payments of principal on debt	(7,250)	(6,304)
Dividend paid	(5,477)	(4,093)
Proceeds from exercise of common stock options	392	32
Payments of statutory minimum taxes on stock options and restricted stock	(1,182)	(190)
Excess tax benefit from stock based compensation	730	156
Payment for acquisition of non-controlling interest	(500)	—
Net cash used in financing activities	(11,287)	(8,295)

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(22,203)	11,743
Effect of foreign exchange rates on cash	(1,310)	835
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	53,222	29,997
CASH & CASH EQUIVALENTS, END OF PERIOD	$29,709	$42,575

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$1,767	$579
Property, plant & equipment additions included in accounts payable	$99	$59
Deferred tax assets and liabilities acquired from non-controlling interest	$248	$—

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

The results of operations for the interim periods ended May 31, 2015 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2015, the results of operations, comprehensive income and cash flows for the interim periods ended May 31, 2015 and 2014, and changes in equity for the interim period ended May 31, 2015.

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

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”). The product lines were acquired for a purchase price of $33,285, excluding any acquisition related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite® brand, located in Greenville, SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. We refer to these collectively as the specialty chemical product lines. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location.  The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for three years. The purchase was funded entirely with available cash on hand. Since the effective date for this acquisition, the financial results of the specialty chemical product lines have been included in the Company’s financial statements within the Company’s Industrial Materials operating segment. Purchase accounting was completed in the quarter ended May 31, 2015 with no material adjustments made to the initial amounts recorded at the end of the second fiscal quarter. Please see Note 14 to the Consolidated Financial Statements for additional information on the acquisition of the specialty chemical product lines.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) owned by its now-former joint venture partner, an otherwise unrelated party. Because of the Company’s controlling financial interest, the JV’s assets, liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest subsequent to October 31, 2014. The ($95) recorded in the Consolidated Statement of Operations as Net (gain) loss attributable to non-controlling interest for the nine months ended May 31, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

Note 2 — Recent Accounting Policies

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2017 (fiscal 2018), including interim periods in its fiscal year 2018, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). We are still evaluating what impact, if any, this ASU will have on the Company’s consolidated financial position, results of operations and cash flows.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 3 — Inventories

Inventories consist of the following as of May 31, 2015 and August 31, 2014:

	May 31, 2015	August 31, 2014
Raw materials	$13,605	$13,785
Work in process	7,941	7,359
Finished goods	11,509	10,395
Total Inventories	$33,055	$31,539

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014

Basic Earnings per Share

Net income attributable to Chase Corporation	$7,166	$6,324	$18,137	$19,619
Less: Allocated to participating securities	60	106	141	333
Net income available to common shareholders	$7,106	$6,218	$17,996	$19,286

Basic weighted average shares outstanding	9,093,602	8,950,763	9,076,386	8,943,849
Net income per share - Basic	$0.78	$0.69	$1.98	$2.16

Diluted Earnings per Share

Net income attributable to Chase Corporation	$7,166	$6,324	$18,137	$19,619
Less: Allocated to participating securities	59	103	139	325
Net income available to common shareholders	$7,107	$6,221	$17,998	$19,294

Basic weighted average shares outstanding	9,093,602	8,950,763	9,076,386	8,943,849
Additional dilutive common stock equivalents	152,351	214,719	140,345	217,494
Diluted weighted average shares outstanding	9,245,953	9,165,482	9,216,731	9,161,343
Net income per share - Diluted	$0.77	$0.68	$1.95	$2.11

For the three and nine months ended May 31, 2015, stock options to purchase 15,169 and 22,750 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  For the three and nine months ended May 31, 2014, stock options to purchase 25,969 and 18,222 shares of common stock were outstanding, respectively, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In August 2014, the Board of Directors of the Company approved the fiscal year 2015 Long Term Incentive Plan (“2015 LTIP”) for the executive officers and other members of management.  The 2015 LTIP is an equity-based plan with a grant date of September 1, 2014 and contains the following equity components:

Restricted Shares — (a) a performance-and-service based restricted stock grant of 6,993 shares in the aggregate, subject to adjustment based on fiscal 2015 results, with a vesting date of August 31, 2017.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; (b) time-based restricted stock grant of 8,132 shares in the aggregate, with a vesting date of August 31, 2017.  Compensation expense is recognized on a ratable basis over the vesting period.

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

As part of their annual retainer, non-employee members of the Board of Directors receive a combined total of $194 of Chase Corporation common stock, in the form of restricted stock valued in conjunction with the start of the new year of Board service which generally coincides with the Company’s annual shareholder meeting.  The stock award vests one year from the date of grant.  In February 2015, non-employee members of the Board received a total grant of 5,361 shares of restricted stock for service for the period from January 31, 2015 through January 31, 2016.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve-month vesting period.

During the quarter ended May 31, 2015, an additional 16,000 restricted shares were issued to non-executive members of management; 15,000 with a vesting date of April 16, 2020 and 1,000 with a vesting date of January 31, 2018. Compensation expense is being recognized on a ratable basis over the vesting period.

Note 6 — Segment Data & Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment reflects specified products that are used in, or integrated into, another company’s product with demand typically dependent upon general economic conditions.  Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and wind energy composite materials and elements. This segment also includes glass-based strength elements products designed to allow fiber optic cables to withstand mechanical and environmental strain and stress and which we operated as a joint venture prior to October 31, 2014. Further, beginning January 30, 2015, the Industrial Materials segment

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

includes microspheres, sold under the Dualite brand, and polyurethane dispersions; both obtained through acquisition, and included in the Company’s specialty chemical product line.

The Construction Materials segment is composed of typically project-oriented product offerings that are primarily sold and used as “Chase” branded products.  Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, adhesives and sealants used in architectural and building envelope water proofing applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2015		2014		2015		2014
Revenue
Industrial Materials	$47,288		$42,678		$130,013		$124,268
Construction Materials	17,610		14,920		43,122		38,704
Total	$64,898		$57,598		$173,135		$162,972

Income before income taxes
Industrial Materials	$13,129	(a)	$11,048	(c)	$35,957	(a)	$37,792	(c),(d)
Construction Materials	5,586		4,109	(c)	12,051		8,061	(c)
Total for reportable segments	18,715		15,157		48,008		45,853
Corporate and Common Costs	(6,852)		(5,432	)(c)	(19,120	)(b)	(15,664	)(c)
Total	$11,863		$9,725		$28,888		$30,189

Includes the following costs by segment:
Industrial Materials
Interest	$235		$225		$690		$709
Depreciation	959		990		2,912		2,971
Amortization	1,647		771		3,700		2,291

Construction Materials
Interest	$31		$53		$120		$157
Depreciation	326		289		895		866
Amortization	409		427		1,240		1,293

(a)         Includes $16 and $65 of expenses for the three months and nine months ended May 31, 2015, respectively, related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical product lines

(b)         Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical product lines

(c)          Includes the reclassification of $2,113, $1,326, $7,542 and $2,820 of expenses from Industrial Materials and Construction Materials segments, respectively, resulting in a net increase in Corporate and Common Costs for the third fiscal quarter of 2014 and the year to date period ended May 31, 2014, respectively. The reclassification reflects the methodology with which the Company internally reviews expenses in the current year

(d)         Includes $5,706 gain on sale of Insulfab product line, for the year to date period ended May 31, 2014

The Company’s products are sold world-wide.  For the quarters ended May 31, 2015 and 2014, sales from its operations located in the United Kingdom accounted for 15% and 11% of total Company revenue, respectively.  In the fiscal year to date period, sales from its operations located in the United Kingdom accounted for 13% of total Company revenue compared to 10% in the same period in fiscal 2014.  No other foreign geographic area accounted for more than 10% of consolidated revenue for the three and nine month periods ended May 31, 2015 and 2014.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Total assets for the Company’s reportable segments as of May 31, 2015 and August 31, 2014:

	May 31, 2015	August 31, 2014
Total assets
Industrial Materials	$151,964	$127,820
Construction Materials	48,639	50,972
Total for reportable segments	200,603	178,792
Corporate and Common Assets	47,497	66,753
Total	$248,100	$245,545

As of May 31, 2015 and August 31, 2014, the Company had long-lived assets (that provide future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $3,870 and $4,349, respectively, located in the United Kingdom.  These balances exclude goodwill and intangibles of $9,504 and $9,924, as of May 31, 2015 and August 31, 2014, respectively, associated with its operations in the United Kingdom.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2014	$27,528	$10,752	$38,280
Acquisition of specialty chemical product lines	6,371		6,371
Foreign currency translation adjustment	(550)	(20)	(570)
Balance at May 31, 2015	$33,349	$10,732	$44,081

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill.  The Company identified several reporting units within each of its two operating segments that are used to evaluate the possible impairment of goodwill.  Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value.  Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations.  Additionally, testing for possible impairment of recorded goodwill balances is required annually.  The amount and timing of any impairment charges based on these assessments require the forecasting of future cash flows and the fair market value of the related assets based on management’s best forecast of certain key factors, including future selling prices and volumes, operating, raw material and energy costs, and various other projected operating and economic factors.  When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows. The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible assets subject to amortization consist of the following as of May 31, 2015 and August 31, 2014:

	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Value	Amortization	Value
May 31, 2015
Patents and agreements	12.1 years	$2,956	$2,315	$641
Formulas and technology	8.4 years	8,446	3,312	5,134
Trade names	5.9 years	7,235	3,859	3,376
Customer lists and relationships	9.3 years	55,392	17,577	37,815
		$74,029	$27,063	$46,966

August 31, 2014
Patents and agreements	11.9 years	$3,104	$2,281	$823
Formulas and technology	9.1 years	5,849	2,851	2,998
Trade names	5.7 years	6,406	3,153	3,253
Customer lists and relationships	10.2 years	34,797	14,656	20,141
		$50,156	$22,941	$27,215

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2015 and 2014 was $4,940 and $3,584, respectively.  Estimated amortization expense for the remainder of fiscal year 2015 and for the next five years is as follows:

Years ending August 31,
2015 (remaining 3 months)	$1,957
2016	7,840
2017	7,403
2018	7,172
2019	6,473
2020	5,605

Note 8 — Sale of Insulfab Product Line

On October 7, 2013, the Company sold substantially all of the property and assets, including intellectual property, comprising the Insulfab® product line, to an unrelated third party (“Buyer”).  The Insulfab product line is primarily focused on manufacturing high quality, engineered barrier laminates used in aerospace applications.  The sale proceeds of $7,394 were subject to certain post-closing adjustments based on the change in the final net book value compared to the bid date net book value.  In the quarter ended November 30, 2013, management determined these post-closing adjustments resulted in an increase in the sale proceeds of $2,516 based on the increase of inventory sold to the Buyer at closing.  This adjustment was settled and paid by the Buyer to the Company in the quarter ending February 28, 2014, net of amounts held in escrow.  The net proceeds from the sale are available for debt reduction, investment in the Company’s core businesses and future acquisitions.

This transaction resulted in a pre-tax book gain of $5,706 ($3,709 after-tax gain) which was recorded in the quarter ending November 30, 2013.  The portion of the sale price held in escrow of $739 was recorded as a current asset (Due from sale of product line) as of August 31, 2014 and was available to resolve any submitted claims or adjustments up to 18 months from the closing date of the Insulfab sale. The escrow was released and the Company received the full $739 during the quarter ended May 31, 2015.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 9 — Joint Venture

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) owned by its now-former joint venture partner, an otherwise unrelated party. The purchase consideration is subject to certain contingent adjustments based on certain future events related to the JV. The purchase price, including these contingent adjustments, was not, nor will be, material to the Company. Because of the Company’s controlling financial interest, the JV’s assets, liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest. The ($95) recorded in the Consolidated Statement of Operations as Net (gain) loss attributable to non-controlling interest for the nine months ended May 31, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

The Company accounted for the joint venture partner’s non-controlling interest in the JV under ASC Topic 810 “Consolidations” (“ASC 810”). Based on the criteria in ASC 810, the Company had determined that the JV qualified as a variable interest entity (“VIE”).

Under the JV agreement, which terminated with the Company’s October 2014 acquisition of the 50% outstanding non-controlling membership interest in the JV, the JV had agreed to purchase a minimum of 80% of its total glass fiber requirements from the now-former joint venture partner. Additionally, the JV agreed to purchase private-label products exclusively from an affiliate of the now-former joint venture partner; however, the JV was not subject to a minimum purchase requirement on private-label products. Purchases from the now-former joint venture partner totaled $332 for the period from September 1, 2014 through October 31, 2014 and $383 and $1,150 for the three and nine month periods ended May 31, 2014, respectively.

Note 10 — Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of its business. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cashflows, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best forecast of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 - Pensions and Other Post Retirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2015 and 2014 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Service cost	$91	$81	$272	$242
Interest cost	170	161	509	482
Expected return on plan assets	(153)	(178)	(459)	(533)
Amortization of prior service cost	1	1	3	3
Amortization of unrecognized loss	167	73	502	220
Settlement loss	177	—	177	—
Net periodic benefit cost	$453	$138	$1,004	$414

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31, 2015, the Company has made contributions of $214 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2015 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $200 in the first nine months of the prior year.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 as of May 31, 2015 and August 31, 2014 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2015 and August 31, 2014:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Restricted investments	May 31, 2015	$1,449	$1,413	$36	$—

Restricted investments	August 31, 2014	$1,256	$1,216	$40	$—

The following table presents the fair value of the Company’s long-term debt as of May 31, 2015 and August 31, 2014, which is recorded at its carrying value:

			Fair value measurement category
	Fair value measurement date	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Long-term debt	May 31, 2015	$53,550	$—	$53,550	$—

Long-term debt	August 31, 2014	$58,800	$—	$58,800	$—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Restricted Investments	Change in Funded Status of Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at August 31, 2014	$209	$(4,785)	$326	$(4,250)
Other comprehensive gains (losses) before reclassifications (1)	54	—	(3,183)	(3,129)
Reclassifications to net income of previously deferred (gains) losses (2)	(51)	443	—	392
Other comprehensive income (loss)	3	443	(3,183)	(2,737)
Balance at May 31, 2015	$212	$(4,342)	$(2,857)	$(6,987)

(1)         Net of tax benefit of $29, $0, $0, respectively.

(2)         Net of tax expense of $28, tax benefit of $239, $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended May 31,		Nine Months Ended May 31,		Location of Gain (Loss) Reclassified from Accumulated
	2015	2014	2015	2014	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(3)	$(20)	$(79)	$(57)	Selling, general and administrative expenses
Tax expense (benefit)	1	7	28	20
Gain net of tax	$(2)	$(13)	$(51)	$(37)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$5	$20	$16	$60	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	163	54	489	162	Selling, general and administrative expenses
Pension settlement costs	177	—	177	—	Selling, general and administrative expenses
Tax expense (benefit)	(121)	(26)	(239)	(78)
Loss net of tax	$224	$48	$443	$144

Total net loss reclassified for the period	$222	$35	$392	$107

Note 14 — Acquisition of Specialty Chemical Intermediates Product Lines

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”). The product lines were acquired for a purchase price of $33,285, after working capital adjustments and excluding any acquisition related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite brand, located in Greenville, SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location. The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for the next three years. The purchase was funded entirely with available cash on hand.

Since the effective date for this acquisition, January 30, 2015, the financial results of the specialty chemical product lines, have been included in the Company’s financial statements within the Industrial Materials operating segment. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

expensed $584 of acquisition-related costs during the nine-month period ended May 31, 2015 to selling, general and administrative expenses.

Purchase accounting was completed in the quarter ended May 31, 2015 with no material adjustments made to the initial amounts recorded at the end of the second fiscal quarter. The purchase price has been allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three month period ended May 31, 2014 and nine month periods ended May 31, 2015 and 2014, as though the specialty chemical product lines acquisition described above occurred on September 1, 2013. The actual revenue and expenses for the specialty chemical product lines acquisition are included in the Company’s fiscal 2015 consolidated results beginning on January 30, 2015. Revenue and net gain attributable to Chase Corporation for the specialty chemicals product lines since the acquisition date included in the consolidated statement of operations are $7,236 and $204, respectively, inclusive of the effects of the $584 in acquisition costs, $65 in sale of inventory step-up cost and additional amortization expense recognized as part of the transaction. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition related costs, sale of inventory step-up cost and the income tax impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2013.

	Three Months Ended May 31,	Nine Months Ended May 31,
	2014	2015	2014
Revenue	$63,553	$181,664	$178,482
Net Income	$7,035	$19,655	20,439
Net income attributable to Chase Corporation	$7,038	$19,560	$20,436

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.78	$2.13	$2.25
Diluted earnings per share	$0.76	$2.10	$2.20

Note 15 — Subsequent events

In June 2015, subsequent to the third fiscal quarter, Chase entered into an agreement to sell certain assets of its structural composites product line. This transaction is conditional upon the execution of a definitive asset purchase agreement and certain other deliverables including the transfer of tangible assets and intellectual property. It is anticipated that this transaction will close sometime in the fourth quarter of fiscal 2015 or the first quarter of fiscal 2016, if these conditions are met. The Company has determined the net book value of the assets anticipated to be sold are immaterial to the financial statements, and that these assets will qualify for held for sale disclosure under ASC Topic 360, “Property, Plant and Equipment” for subsequent  periods.

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

Overview

Revenue and operating income in both the quarter and year to date periods exceeded prior year results as the current year has benefited from the first four months of sales of our newly acquired specialty chemical product lines, as well as overall increased demand for our legacy product lines and a favorable sales mix.  Net income for the quarter ended May 31, 2015 exceeded prior year results. However, given the significant contribution to earnings provided by the nonrecurring sale of the Insulfab product line in the prior year period, year to date net income did not exceed the prior year.

Quarter to date and year to date revenue from our Industrial Materials segment increased over the prior year as a result of continued high demand for our electronic coatings and pulling and detection products and the first four months of operation for our newly acquired specialty chemicals product lines. These increased sales in the year to date period were partially offset by a reduction in demand for wire and cable and durable paper products.

Revenue for our Construction Materials segment exceeded the prior year in both the quarter and year to date periods. This was primarily driven by the continued increased demand for pipeline coatings products produced at our Rye, UK facility for water infrastructure projects in the Middle East. These have been on-going since the second quarter of the prior year.   Additionally, we observed increased demand for our building envelope products. These increases were partially offset in the current quarter and the year to date periods by decreased sales of our coating and lining systems and bridge and highway products.

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
Industrial Materials

•                  Wire and Cable

•                  Electronic Coatings

•                  Specialty Products

•                  Pulling and Detection

•                  Electronic Materials

•                  Structural Composites

•                  Fiber Optic Cable

Components (JV) (1)

•                  Specialty Chemical Intermediates

Protective coatings and tape products, including insulating and conducting materials for wire and cable manufacturers; moisture protective coatings for electronics and printing services; laminated durable papers, packaging and industrial laminate products; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; wind energy composite materials elements; glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress; microspheres, sold under the Dualite® brand; and polyurethane dispersions.

Construction Materials	• Pipeline • Bridge and Highway • Coating and Lining Systems • Building Envelope

Protective coatings and tape products, including coating and lining systems for use in liquid storage and containment applications; protective coatings for pipeline and general construction applications; adhesives and sealants used in architectural and building envelope waterproofing applications; high-performance polymeric asphalt additives; and expansion and control joint systems for use in the transportation and architectural markets.

(1)      Through a 50% owned joint venture until October 31, 2014, when we purchased the non-controlling 50% interest.

Results of Operations

Revenue and Operating Profit by Segment are as follows (Dollars in Thousands):

	Three Months Ended May 31, 2015		% of Total Revenue	Three Months Ended May 31, 2014		% of Total Revenue	Nine Months Ended May 31, 2015		% of Total Revenue	Nine Months Ended May 31, 2014		% of Total Revenue

Revenue
Industrial Materials	$47,288		73%	$42,678		74%	$130,013		75%	$124,268		76%
Construction Materials	17,610		27%	14,920		26%	43,122		25%	38,704		24%
Total	$64,898			$57,598			$173,135			$162,972

	Three Months Ended May 31, 2015		% of Segment Revenue	Three Months Ended May 31, 2014		% of Segment Revenue	Nine Months Ended May 31, 2015		% of Segment Revenue	Nine Months Ended May 31, 2014		% of Segment Revenue
Income before income taxes
Industrial Materials	$13,129	(a)	28%	$11,048	(c)	26%	$35,957	(a)	28%	$37,792	(c), (d)	30%
Construction Materials	5,586		32%	4,109	(c)	28%	12,051		28%	8,061	(c)	21%
Total for reportable segments	18,715		29%	15,157		26%	48,008		28%	45,853		28%
Corporate and Common Costs	(6,852)			(5,432	)(c)		(19,120	)(b)		(15,664	)(c)
Total	$11,863		18%	$9,725		17%	$28,888		17%	$30,189		19%

(a)              Includes $16 and $65 of expenses for the three months and nine months ended May 31, 2015, respectively, related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical product lines

(b)             Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical product lines

(c)              Includes the reclassification of $2,113, $1,326, $7,542 and $2,820 of expenses from Industrial Materials and Construction Materials segments, respectively, resulting in a net increase in Corporate and Common Costs for the third fiscal quarter of 2014 and the year to date period ended May 31, 2014, respectively. The reclassification reflects the methodology with which the Company internally reviews expenses in the current year

(d)             Includes $5,706 gain on sale of Insulfab product line, for the year to date period ended May 31, 2014

Total Revenue

Total revenue increased $7,300,000 or 13% to $64,898,000 for the quarter ended May 31, 2015 compared to $57,598,000 in the same quarter of the prior year.  Total revenue increased $10,163,000 or 6% to $173,135,000 in the fiscal year to date period compared to $162,972,000 in the same period in fiscal 2014.

Revenue in our Industrial Materials segment increased $4,610,000 or 11% in the current quarter compared to the prior year quarter and $5,745,000 or 5% in the year to date period over the prior year.  The increase in this segment compared to the prior year periods was primarily due to the following:  (a) our newly acquired specialty chemical product lines’ first full quarter of sales totaling $5,774,000, with total sales since the January 30, 2015 acquisition date of $7,236,000; (b) increased sales of $418,000 and $1,943,000 from our electronic coatings products resulting from higher sales volume in the Americas, with favorable demand in automotive applications, as well as continued strength in Europe and Asia; and (c) increased sales of $841,000 and $2,249,000 from our pulling and detection products reflecting continuing higher demand in product volume by the utility and telecom industries.  These increases were partially offset by: (a) decreased sales volume of our wire and cable products in the current quarter and year to date periods of $1,617,000 and $3,813,000, respectively, reflecting reduced demand in energy related applications; (b) decreased sales volume for durable paper products of $55,000 and $1,208,000 for the current quarter and year to date periods, respectively; and (c) a decrease in specialty materials product sales in the current quarter and year to date fiscal 2015 periods of $171,000 and $500,000, respectively.

Revenue from our Construction Materials segment increased $2,690,000 or 18% in the current quarter compared to the prior year quarter and increased $4,418,000 or 11% compared to the prior year to date period.  The increase from our Construction Materials segment compared to the prior year quarter and year to date period was primarily due to increased sales volumes of $2,824,000 and $4,208,000, respectively, in pipeline coating products. Net increases in pipeline coating product sales resulted from increased sales of products produced at our Rye, UK facility to meet continued heavy Middle East water infrastructure project demand, partially offset by a decrease in demand for domestically produced pipeline coatings products, which are primarily sold into the oil and gas pipeline industries. This net increase was partially offset by reduced sales of $749,000 and $442,000 from our coating and lining systems products for the quarter and year to date periods as compared to the prior fiscal year, respectively.

Cost of Products and Services Sold

Cost of products and services sold increased $3,077,000 or 8% to $40,144,000 for the quarter ended May 31, 2015 compared to $37,067,000 in the prior year quarter.  Cost of products and services sold increased $2,363,000 or 2% to $108,859,000 in the fiscal year to date period compared to $106,496,000 in the same period in fiscal 2014.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2015	2014	2015	2014

Industrial Materials	61.9%	64.1%	62.6%	64.5%
Construction Materials	61.8%	65.2%	63.7%	68.0%
Total	61.9%	64.4%	62.9%	65.3%

Cost of products and services sold in our Industrial Materials segment was $29,263,000 and $81,391,000 in the current quarter and year to date periods compared to $27,343,000 and $80,193,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment was $10,881,000 and $27,468,000 for the quarter and fiscal year to date periods ended May 31, 2015, respectively, compared to $9,724,000 and $26,303,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold in both segments decreased primarily due to product mix as we had decreased sales volume from our lower margin products within the segments.  We continue to closely monitor raw material pricing across all product lines in both segments to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,607,000 or 15% to $12,125,000 for the quarter ended May 31, 2015 compared to $10,518,000 in the prior year quarter. As a percentage of revenue, selling, general and administrative expenses increased to 19% in the current fiscal quarter compared to 18% in the prior year period.  Selling, general and administrative expenses increased $3,957,000 or 13% to $34,844,000 in the fiscal year to date period compared to $30,887,000 in the same period in fiscal 2014.  For the current fiscal year to date period, selling, general and administrative expenses as a percentage of revenue increased to 20% compared to 19% in the same period in fiscal 2014.   The percentage increase for both the current fiscal quarter and year to date period compared to the prior year periods is primarily attributable to: (a) $584,000 in acquisition related costs recognized in the nine month period ended May 31, 2015 for our January 30, 2015 acquisition of the specialty chemical product lines; (b) increased amortization expense on acquired intangible assets of $858,000 and $1,356,000 for the quarter and year to date periods ended May 31, 2015, respectively, primarily attributable to the specialty chemical product lines acquisition in the second quarter; (c) increased international sales commission expenses of $176,000 and $837,000 over the prior year quarter and year to date periods, respectively, incurred related to increased revenue generated by sales in those regions; (d) increased pension costs of

$315,000 in the current quarter against the same period in the prior year, and a $590,000 increase against the prior year to date period, with both current year periods being inclusive of a $177,000 settlement loss charge; and (e) a quarter over quarter decrease of $23,000 and year over year decrease of $97,000 in the capitalization of internal labor, most notably related to our multiyear companywide single ERP system rollout, which was substantially completed as to our previously existing locations in December 2014. These increases in cost were partially offset by our ongoing efforts with production facility consolidation, efficiency improvements and streamlining overhead costs.

Interest Expense

Interest expense decreased $12,000 to $266,000 for the quarter ended May 31, 2015 compared to $278,000 in the prior year quarter.  Interest expense decreased $56,000 to $810,000 for the fiscal year to date period compared to $866,000 in the same period in fiscal 2014.  The decrease in interest expense from the prior year period is a direct result of a reduction in our overall debt balance through required principal payments made from operating cash flow over the past year.

Gain on sale of product line

On October 7, 2013, we sold substantially all of our property and assets, including intellectual property, comprising the Insulfab product line, to an unrelated buyer.   This transaction resulted in a pre-tax book gain of $5,706,000, which was recorded in the nine month period ended May 31, 2014.

Other Income (Expense)

Other income (expense) was an expense of $500,000 in the quarter ended May 31, 2015 compared to an expense of $10,000 in the same period in the prior year, a difference of $490,000.  Other income (expense) was an income of $266,000 for the fiscal year to date period compared to an expense of $240,000 in the same period in the prior year, a difference of $506,000.  Other income (expense) primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

Income Taxes

The effective tax rates for the third quarter and nine month period ended May 31, 2015 were 39.6 % and 36.9%, respectively, and 35% for both the quarter and year to date period ended May 31, 2014. The higher than historically observed effective tax rates for the quarter and year-to-date periods ended May 31, 2015 were due primarily to the finalization of our state and federal tax returns for the year ended August 31, 2014, which were filed during the three months ended May 31, 2015.   A federal deduction return to provision true-up resulted from the inclusion of the one-time gain on the sale of the Insulfab product line in the calculation of our domestic production deduction and resulted in an additional $355,000 tax expense in both the third quarter and year-to-date period.  Future blended effective tax rates are anticipated to be closer to historically observed rates.

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

Net Income attributable to Chase Corporation

Net income attributable to Chase Corporation increased $842,000 or 13% to $7,166,000 in the quarter ended May 31, 2015 compared to $6,324,000 in the prior year quarter.  The increase in net income in the current quarter is primarily due to increased sales volume, including increases in revenue and earnings provided by the recently acquired specialty chemical product lines, and a favorable product sales mix which drove improved margins in the current quarter.

Net income attributable to Chase Corporation decreased $1,482,000 or 8% to $18,137,000 for the fiscal year to date period compared to $19,619,000 in the same period in fiscal 2014.  The decrease in net income in the year to date period is primarily due to the $5,706,000 ($3,709,000 after-tax) gain on the Company’s Insulfab product line sold in October 2013 which significantly contributed to earnings and cash flows in the first nine months of the prior fiscal year, and which did not reoccur in fiscal 2015.

Other Important Performance Measures

We believe that EBITDA and Adjusted EBITDA are useful performance measures.  They are used by our executive management team and Board of Directors to measure operating performance, to allocate resources, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors and investors concerning our financial performance.  The Company believes EBITDA and Adjusted EBITDA are commonly used by financial analysts and others in the industries in which the Company operates and, thus, provide useful information to investors.  EBITDA and Adjusted EBITDA are non-GAAP financial measures.

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

The following table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income attributable to Chase Corporation	$7,166,000	$6,324,000	$18,137,000	$19,619,000
Interest expense	266,000	278,000	810,000	866,000
Income taxes	4,697,000	3,404,000	10,656,000	10,566,000
Depreciation expense	1,426,000	1,426,000	4,238,000	4,278,000
Amortization expense	2,056,000	1,198,000	4,940,000	3,584,000
EBITDA	$15,611,000	$12,630,000	$38,781,000	$38,913,000

Acquisition related costs (a)	—	—	584,000	—
Gain on sale of Insulfab (b)	—	—	—	(5,706,000)
Cost of sale of inventory step-up (c)	16,000	—	65,000	—
Pension settlement costs (d)	177,000	—	177,000	—
Adjusted EBITDA	$15,804,000	$12,630,000	$39,607,000	$33,207,000

(a)         Represents costs related to the January 2015 acquisition of the specialty chemical product lines

(b)         Represents gain on sale of Insulfab product line that was completed in October 2013

(c)          Represents expenses related to the step-up in fair value of inventory through purchase accounting from the January 2015 acquisition of specialty chemical product lines

(d)         Represents pension-related settlement costs due to the timing of lump sum distributions

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $23,513,000 to $29,709,000 at May 31, 2015, from $53,222,000 at August 31, 2014.  The decreased cash balance is primarily attributable to the $33,285,000 purchase of the specialty chemical product lines, and payment of $5,477,000 for the annual dividend in December 2014, partially offset by cash from operations.  Of the above noted amounts, $18,427,000 and $14,575,000 were held outside the U.S. by our foreign subsidiaries as of May 31, 2015 and August 31, 2014, respectively. Given our cash position and borrowing capability in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of permanently repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the Company would pay the applicable U.S. taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $23,866,000 in the first nine months of fiscal year 2015 compared to $14,679,000 in the prior year period.  Cash provided by operations during the first nine months of fiscal 2015 was primarily related to operating income, offset by increased inventory and accounts receivable balances, both primarily due to the January 30, 2015 acquisition of the specialty chemical product lines, and a decrease in accrued payroll and other compensation due to the payment of our annual incentive program.

The ratio of current assets to current liabilities was 3.1 as of May 31, 2015, compared to 3.5 as of August 31, 2014.  The decrease in our current ratio at May 31, 2015 was primarily attributable to the January 2015 purchase of the specialty chemical product lines with cash on hand and a decrease in accrued payroll and other compensation due to the payment of our annual incentive program.

Cash flow used in investing activities of $34,782,000 was primarily due to the acquisition of the specialty chemical product lines in January 2015, in addition to cash paid for purchases of machinery and equipment at our manufacturing locations during the first nine months of fiscal 2015.

Cash flow used in financing activities of $11,287,000 was primarily due to our annual dividend payment and payments made on the bank loans used to finance our acquisition of NEPTCO, described in more detail below, as well as the repayment of a $2,000,000 revolver borrowing during the quarter.

On October 23, 2014, we announced a cash dividend of $0.60 per share (totaling $5,477,000), composed of $0.50 related to earnings from continuing operations and $0.10 related to the sale of a product line.  The dividend was paid on December 4, 2014 to shareholders of record on November 3, 2014.

In June 2012, as part of our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At May 31, 2015, the applicable interest rate was 1.93% per annum and the outstanding principal amount was $53,550,000.  We are required to repay the principal amount of the term loan in quarterly installments of $1,400,000 beginning in September 2012 through June 2014, increasing to $1,750,000 per quarter thereafter through June 2015, and to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017 and prepayment of the Credit Facility is allowed at any time.

We have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of May 31, 2015 and June 30, 2015, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of May 31, 2015.

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

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2017 (fiscal 2018), including interim periods in its fiscal year 2018, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). We are still evaluating what impact, if any, this ASU will have on the Company’s consolidated financial position, results of operations and cash flows.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the nine months ended May 31, 2015 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At May 31, 2015, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales to European customers. As of May 31, 2015, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at May 31, 2015
GBP	British Pound	$12,409,194
EUR	Euro	$3,643,728
CNY	Chinese Yuan	$241,213
CAD	Canadian Dollar	$173,095

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the nine months ended May 31, 2015 in the amount of $3,183,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $53,550,000 at May 31, 2015.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 12 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

Effective April 1, 2013, the Company began the process of implementing a single enterprise resource planning (“ERP”) computer system world-wide. Since then, the Company expanded its existing ERP modules to all of its previously existing domestic and international locations, which resulted in changes to the Company’s processes and procedures affecting its internal control over financial reporting. The Company integrated the newly acquired specialty chemical product lines on the single ERP system in the quarter ended May 31, 2015.

Otherwise, there have not been any changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Form 10-K for the fiscal year ended August 31, 2014 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: July 10, 2015	By:	/s/ Adam P. Chase
Adam P. Chase,
President and Chief Executive Officer

Dated: July 10, 2015	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer