Form 10-K
period 2015-08-31
CHASE CORP
filed 2015-11-16
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

Commission File Number: 1‑9852

CHASE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	11‑1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

26 Summer Street, Bridgewater, Massachusetts 02324

(Address of Principal Executive Offices, Including Zip Code)

(508) 819‑4200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock ($0.10 Par Value)	NYSE MKT

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the common stock held by non‑affiliates of the registrant, as of February 28, 2015 (the last business day of the registrant’s second quarter of fiscal 2015), was approximately  $296,955,000.

As of October 31, 2015, the Company had outstanding 9,211,603 shares of common stock, $0.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended August 31, 2015, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2015

PART I

Item 1 – Business

Primary Operating Divisions and Facilities and Industry Segments

Chase Corporation (the “Company,” “Chase,” “we,” or “us”), founded in 1946, is a leading manufacturer of protective materials for high reliability applications.  Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions.  We are organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products we manufacture and how they are delivered to their respective markets. The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions.   The Construction Materials segment is composed of typically project-oriented product offerings that are primarily sold and used as "Chase" branded products.  Our manufacturing facilities are distinct to their respective segments with the exception of our O’Hara Township, PA and Blawnox, PA facilities, which produce products related to both operating segments.  A summary of our operating structure as of August 31, 2015 is as follows:

INDUSTRIAL MATERIALS SEGMENT
Primary
Manufacturing
Key Products	Locations	Background/History

Specialty tapes and related products for the electronic and telecommunications industries using the brand name Chase & Sons®.

Insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers selling into energy-orientated and communication markets, and to public utilities.

PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries.

Oxford, MA

In August 2011, we moved our manufacturing processes that had been previously conducted at our Webster, MA facility to this location.

In December 2012, we moved the majority of our manufacturing processes that had been previously conducted at our Randolph, MA facility to this location.  Our Randolph facility was one of our first operating facilities, and had been producing products for the wire and cable industry for more than fifty years.

In December 2003, we acquired the assets of Paper Tyger, LLC.

Chase BLH2OCK®, a water blocking compound sold to the wire and cable industry.	Blawnox, PA	In September 2012, we moved our Chase BLH2OCK® manufacturing processes that had been previously conducted at our Randolph, MA facility to this location.
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry including circuitry used in automobiles and home appliances.	O'Hara Township, PA	The HumiSeal business and product lines were acquired in the early 1970's.
Laminated film foils for the electronics and cable industries and cover tapes essential to delivering semiconductor components via tape and reel packaging.	Pawtucket, RI Lenoir, NC	In June 2012, we acquired all of the capital stock of NEPTCO Incorporated, which operated facilities in Rhode Island, North Carolina and China.
Pulling and detection tapes used in the installation, measurement and location of fiber optic cables, and water and natural gas lines.	Granite Falls, NC	In October 2013, we moved the majority of our manufacturing processes that had been conducted at our Taylorsville, NC facility to our Lenoir, NC location.

Flexible, rigid and semi-rigid fiber optic strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.		In October 2014, we purchased the outstanding 50% non-controlling interest of the NEPTCO JV from our joint venture partner.

Cover tapes essential to delivering semiconductor components via tape and reel packaging.	Suzhou, China

Key Products & Services	Primary Manufacturing Location(s)	Background/History
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry including circuitry used in automobiles and home appliances.	Winnersh, Wokingham, England

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

Polymeric microspheres, sold under the Dualite® brand, which are utilized for weight and density reduction and sound dampening across varied industries.

Water-based polyurethane dispersions utilized for various coating products.

Greenville, SC

In January 2015, we acquired two product lines from Henkel Corporation, which combine to form our specialty chemical intermediates product line.

The Company currently utilizes an external resource, located in Elgin, IL to provide services related to water-based polyurethane dispersions.

CONSTRUCTION MATERIALS SEGMENT
Primary
Manufacturing
Key Products	Locations	Background/History

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

In April 2005, we acquired certain assets of E-Poxy Engineered Materials.  Additionally, in September 2006, we acquired all of the capital stock of Capital Services Joint Systems.  Both of these acquisitions were combined to form the expansion joints product line.

Technologically advanced products, including the brand Tapecoat®, for demanding anti-corrosion applications in the gas, oil and marine pipeline market segments, as well as tapes and membranes for roofing and other construction related applications.

	Evanston, IL	In November 2001, we acquired substantially all of the assets of Tapecoat, previously a division of T.C. Manufacturing Inc.
Specialized high performance coating and lining systems used worldwide in liquid storage and containment applications.	Houston, TX	In September 2009, we acquired all of the outstanding capital stock of C.I.M. Industries Inc. (“CIM”).

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

Other Business Developments

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”) for a purchase price of $33.3 million, after working capital adjustments and excluding any acquisition related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite® brand, located in Greenville, SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. We refer to these collectively as our specialty chemical intermediates product line. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location.  The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for three years. The purchase was funded entirely with available cash on hand. Since the effective date for this acquisition, the financial results of the specialty chemical intermediates product line have been included in the Company's financial statements within the Company’s Industrial Materials operating segment. Purchase accounting was completed in the quarter ended May 31, 2015 with no material adjustments made to the initial amounts recorded at the end of the second fiscal quarter.

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the "JV") owned by its now-former joint venture partner, an otherwise unrelated party. Because of the Company's controlling financial interest, the JV's assets, liabilities and results of operations have been consolidated within the Company's consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest subsequent to October 31, 2014. The ($95,000) recorded in the Consolidated Statement of Operations as net (gain) loss attributable to non-controlling interest for the year ended August 31, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

Products and Markets

Our principal products are specialty tapes, laminates, sealants, coatings and chemical intermediates that are sold by our salespeople, manufacturers' representatives and distributors.  In our Industrial Materials segment, these products consist of:

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

(v)	pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and power, data, and video cables for commercial buildings;

(vi)	cover tapes with reliable adhesive and anti-static properties essential to delivering semiconductor components via tape and reel packaging;

(vii)	flexible, rigid and semi-rigid fiber optic strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress;

(viii)	polymeric microspheres utilized by various industries to allow for weight and density reduction and sound dampening; and

(ix)	water-based polyurethane dispersions utilized for various coating products.

In our Construction Materials segment, these products consist of:

(i)	protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete and wood, which are sold to oil companies, gas utilities and pipeline companies;

(ii)	protectants for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities;

(iii)	fluid applied coating and lining systems for use in the water and wastewater industry; and

(iv)	expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

There is some seasonality in selling products into the construction market. Higher demand is often experienced when temperatures are warmer in most of North America (April through October), with less demand occurring when temperatures are colder (typically our second fiscal quarter).  Other than the acquisition of the two product lines from Henkel Corporation, we did not introduce any new products requiring an investment of a material amount of our assets during fiscal year 2015.

Employees

As of October 31, 2015, we employed approximately 671 people (including union employees).  We consider our employee relations to be good.  In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

Backlog, Customers and Competition

As of October 31, 2015, the backlog of customer orders believed to be firm was approximately $12,717,000.  This compared with a backlog of $15,453,000 as of October 31, 2014.  The decrease in backlog from the prior year amount is primarily due to a decrease in pipeline products, partially offset by the current period inclusion of the specialty chemical intermediates’ backlog. During fiscal 2015, 2014 and 2013, no customer accounted for more than 10% of sales.  No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

We own the following trademarks that we believe are of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company’s business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons®, a trademark for barrier and insulating tapes sold to the wire and cable industry;

Chase BLH2OCK®, a trademark for a water blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; Tapecoat®, a trademark for corrosion preventative surface coatings and primers; Maflowrap®, a trademark for anti-corrosive tapes incorporating self-adhesive mastic or rubber backed strips, made of plastic materials;  Royston®, a trademark for corrosion inhibiting coating composition for use on pipes; Ceva®, a trademark for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid applied coating and lining systems used in the water and wastewater industry; ServiWrap®  trademarks for pipeline protection tapes, coatings and accessories; NEPTCO®, a trademark used in conjunction with most of NEPTCO’s business and product line marketing material and communications; NEPTAPE®, a trademark for coated shielding and insulation materials used in the wire and cable industry; Muletape®, a trademark for pulling and installation tapes sold to the telecommunications industry; Trace-Safe®, a trademark for detection tapes sold to the water and gas industry; and Dualite®, a trademark for polymeric microspheres utilized for density reduction and sound dampening by various industries.  We do not have any other material trademarks, licenses, franchises, or concessions.  While we do hold various patents, we do not believe that they are material to the success of our business.

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations.  In addition, our revolving credit facility is available for additional working capital needs or investment opportunities.  We have historically funded acquisitions through both available cash on hand and through additional borrowings and term loans from our bank lenders.

Research and Development

Approximately $2,690,000, $2,599,000 and $3,395,000 was spent for Company-sponsored research and development during fiscal 2015, 2014 and 2013, respectively,  and recorded within selling, general and administrative expenses.  Research and development increased by $91,000 in fiscal 2015 due to an overall increase in activity, including activity related to our newly acquired specialty chemical intermediates product line. These increased activity costs were partially offset by cost-saving efforts, including our continued emphasis on streamlining processes.

Available Information

Chase maintains a website at http://www.chasecorp.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after they are filed or furnished with the SEC.  Our Code of Conduct and Ethics and the charters for the Audit Committee, the Nominating and Governance Committee and the Compensation and Management Development Committee of our Board of Directors are also available on our Internet website.  The Code of Conduct and Ethics and charters are also available in print to any shareholder upon request.  Requests for such documents should be directed to Paula Myers, Shareholder and Investor Relations Department, at 26 Summer Street, Bridgewater, Massachusetts 02324.  Our Internet website and the information contained on it or connected to it are not part of nor incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

Financial Information regarding Segment and Geographic Areas

Please see Notes 11 and 12 to the Company’s Consolidated Financial Statements for financial information about the Company’s operating segments and domestic and foreign operations for each of the last three fiscal years.

Item 1A – Risk Factors

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

Even if we do identify a suitable acquisition target and are able to negotiate and close a transaction, the integration of an acquired business into our operations involves numerous risks, including potential difficulties in integrating an acquired company’s product line with ours; the diversion of our resources and management’s attention from other business concerns; the potential loss of key employees; limitations imposed by antitrust or merger control laws in the United States or other jurisdictions; risks associated with entering a new geographical or product market; and the day-to-day management of a larger and more diverse combined company.

We may not realize the synergies, operating efficiencies, market position or revenue growth we anticipate from acquisitions and our failure to effectively manage the above risks could have a material adverse effect on our business, growth prospects and financial performance.

Our results of operations could be adversely affected by uncertain economic and political conditions and the effects of these conditions on our customers’ businesses and levels of business activity.

Global economic and political conditions can affect the businesses of our customers and the markets they serve. A severe or prolonged economic downturn or a negative or uncertain political climate could adversely affect, among others, the automotive, housing, construction, pipeline, energy, transportation infrastructure and electronics industries. This may reduce demand for our products or depress pricing of those products, either of which may have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.

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

We are dependent on key personnel.

We depend significantly on our executive officers including our President and Chief Executive Officer, Adam P. Chase, and our Executive Chairman, Peter R. Chase, and on other key employees. The loss of the services of any of these key employees could have a material impact on our business and results of operations. In addition, our acquisition strategy will require that we attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy such requirements could have a negative impact on our ability to remain competitive in the future.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals” (tin, tungsten, tantalum, and gold). As a result, the SEC has adopted annual disclosure and reporting requirements concerning the supply chain for those public companies that use conflict minerals that are necessary to the functionality or production of their products. These requirements require companies to perform certain reasonable country of origin inquiry and due diligence exercises to determine if any of their sourced conflict minerals originated from the Democratic Republic of Congo (DRC) or adjoining countries.  We filed our annual report under these rules in May 2015, to cover calendar year 2014, and anticipate filing reports on this matter on or prior to the annual May 31 due date going forward.

There are costs associated with complying with these annual disclosure requirements, including ongoing due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Continued adherence to these rules, and Chase’s desire to obtain and maintain a DRC Conflict Free status, could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.  In addition, some of our customers may choose to disqualify us as a supplier if we are unable to verify that any conflict minerals used in our products are not sourced from the covered countries or are not done so by conflict free certified refiners and smelters.

Failure or compromise of security with respect to an operating or information system or portable electronic device could adversely affect our results of operations and financial condition or the effectiveness of our internal controls over operations and financial reporting.

We are highly dependent on automated systems to record and process our daily transactions and certain other components of our financial statements.  We could experience a failure of one or more of these systems, or a compromise of our security due to technical system flaws, data input or record-keeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties.  Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, cyber-attacks and electrical/telecommunications outages). All of these risks are also applicable wherever we rely on outside vendors to provide services.  Operating system failures, disruptions, or the compromise of security with respect to operating systems or portable electronic devices could subject us to liability claims, harm our reputation, interrupt our operations, or adversely affect our internal control over financial reporting, business, results from operations, financial condition or cash flow.

Item 1B – Unresolved Staff Comments

Not applicable

Item 2 – Properties

We own and lease office and manufacturing properties as outlined in the table below.

Location	Square Feet	Owned / Leased	Principal Use
Bridgewater, MA	5,200	Owned	Corporate headquarters and executive office
Westwood, MA	20,200	Leased	Global Operations Center including research and development, sales and administrative services
Randolph, MA	77,500	Owned	We ceased manufacturing of products at this location effective December 2012, and this facility is currently idle, with demolition planned for fiscal 2016
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paterson, NJ	40,000	Owned/Leased	We own the building and lease the land from the landowner. Currently, the building is being leased to a tenant and the land is being sub-leased
Blawnox, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
O’Hara Township, PA	109,000	Owned	Manufacture and sale of protective electronic coatings, expansion joints and accessories
Evanston, IL	100,000	Owned	Manufacture and sale of protective coatings and tape products
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Pawtucket, RI	70,400	Owned	Manufacture and sale of laminated film foils for the electronics and cable industries, and offices for sales and administrative services
Granite Falls, NC	108,000	Owned	Manufacture and sale of pulling and detection tapes, and fiber optic strength elements, as well as research and development services
Lenoir, NC	110,000	Owned	Manufacture and sale of laminated film foils and cover tapes
Greenville, SC	34,600	Leased	Manufacture and sale of polymeric microspheres, as well as research and development
Winnersh, Wokingham, England	18,800	Leased	Manufacture and sale of protective electronic coatings, as well as research and development
Rye, East Sussex, England	36,600	Owned	Manufacture and sale of protective coatings and tape products
Paris, France	1,350	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market
Mississauga, Canada	2,500	Leased	Distribution center for Canadian market supply chain demands
Rotterdam, Netherlands	2,500	Leased	Distribution center for European market supply chain demands
Suzhou, China	48,000	Leased	Manufacture of packaging tape products for the electronics industries

The above facilities range in age from new to about 100 years, are generally in good condition and, in the opinion of management, adequate and suitable for present operations.  We also own equipment and machinery that is in good repair and, in the opinion of management, adequate and suitable for present operations.  We could significantly add to our capacity by increasing shift operations.  Availability of machine hours through additional shifts would provide expansion of current production volume without significant additional capital investment.

Item 3 – Legal Proceedings

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

item 4 – mine safety disclosures

Not applicable.

Item 4a – Executive Officers of the Registrant

The following table sets forth information concerning our Executive Officers as of October 31, 2015.  Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Adam P. Chase	43	President of the Company since January 2008, Chief Executive Officer of the Company since February 2015. Adam Chase was the Chief Operating Officer of the Company from February 2007 to February 2015.
Peter R. Chase	67

Chairman of the Board of the Company since February 2007, and Executive Chairman of the Company since February 2015. Peter Chase was the Chief Executive Officer of the Company from September 1993 to February 2015. Peter Chase is the father of Adam Chase.

Kenneth J. Feroldi	60

Chief Financial Officer and Treasurer of the Company since September 2014.  Previously Director of Finance for the Company, prior to which he served as Vice President – Finance, Chief Financial Officer and Treasurer of NEPTCO, Inc. from 1992 until 2012 when NEPTCO was acquired by the Company.

PART II

Item 5 – Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE MKT under the symbol CCF.  As of October 30, 2015, there were 363 shareholders of record of our Common Stock and we believe there were approximately 3,689 beneficial shareholders who held shares in nominee name.  On that date, the closing price of our common stock was $44.41 per share as reported by the NYSE MKT.

The following table sets forth the high and low daily sales prices for our common stock as reported by the NYSE MKT for each quarter in the fiscal years ended August 31, 2015 and 2014:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$36.46	$29.70	$32.00	$26.13
Second Quarter	44.25	33.50	36.76	29.17
Third Quarter	43.99	35.46	33.74	28.21
Fourth Quarter	42.45	37.01	36.19	28.85

Single annual cash dividend payments were declared and scheduled to be paid subsequent to year end in the amounts of $0.65, $0.60, and $0.45 per common share, for the years ended August 31, 2015, 2014 and 2013, respectively.  Certain of our borrowing facilities contain financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the “S&P 500 Index”), and a composite peer index that is weighted by market equity capitalization (the “Peer Group Index”).  The companies included in the Peer Group Index are American Biltrite Inc., Circor International Inc., H.B. Fuller Company, Quaker Chemical Corporation and RPM International, Inc.  Cumulative total returns are calculated assuming that $100 was invested on August 31, 2010 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

	2010	2011	2012	2013	2014	2015
Chase Corp	$100	$103	$134	$250	$304	$344
S&P 500 Index	$100	$119	$139	$166	$208	$209
Peer Group Index	$100	$124	$164	$217	$292	$259

The information under the caption “Comparative Stock Performance” above is not deemed to be “filed” as part of this Annual Report, and is not subject to the liability provisions of Section 18 of the Securities Exchange Act of 1934. Such information will not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 unless we explicitly incorporate it into such a filing at the time.

Item 6 – Selected Financial Data

the following selected financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data.”

	Fiscal Years Ended August 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data
Revenue from continuing operations	$238,046	$224,006	$216,062	$148,919	$123,040
Net income	$26,413	$26,523	$16,740	$9,264	$10,931
Add: net (gain) loss attributable to non-controlling interest	(95)	108	474	74	—
Net income attributable to Chase Corporation	$26,318	$26,631	$17,214	$9,338	$10,931
Net income available to common shareholders, per
common and common equivalent share:
Basic:
Net income per common and common equivalent share	$2.87	$2.92	$1.90	$1.03	$1.22
Diluted:
Net income per common and common equivalent share	$2.82	$2.86	$1.87	$1.03	$1.22
Balance Sheet Data
Total assets	$257,897	$245,545	$224,360	$214,832	$128,909
Long-term debt, less current portion	43,400	51,800	58,800	64,400	8,267
Total stockholders' equity	154,342	137,490	113,860	99,645	91,880
Cash dividends paid per common and common equivalent share	$0.60	$0.45	$0.40	$0.35	$0.35

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2015	2014	2013
	(Dollars in thousands)
Revenue	$238,046	$224,006	$216,062
Net income	$26,413	$26,523	$16,740
Add: net (gain) loss attributable to non-controlling interest	(95)	108	474
Net income attributable to Chase Corporation	$26,318	$26,631	$17,214
Increase in revenue from prior year
Amount	$14,040	$7,944	$67,143
Percentage	6%	4%	45%
Increase/(Decrease) in net income, net of taxes from prior year
Amount	$(110)	$9,783	$7,476
Percentage	* %	58%	80%
Percentage of revenue:
Revenue	100%	100%	100%
Expenses:
Cost of products and services sold	63%	65%	68%
Selling, general and administrative expenses	19	19	20
Acquisition related costs	* (a)	—	—
Other (income) expense, net	*	(2) (b)	*
Income before income taxes	17	18	12
Income taxes	6	6	4
Net income	11%	12%	8%

(a)	Represents $584 in expenses related to the acquisition of the specialty chemical intermediates product line
(b)	Includes effects of $5,706 gain on sale of Insulfab product line

 *   Denotes less than 1%

Overview

A combination of strong demand for our legacy products, the current year acquisition of the specialty chemical intermediates product line and a favorable sales mix all contributed to the Company’s increased revenue and operating income over the prior year.  Our strategic diversification again proved itself to be a core strength of the business, as gains in certain product lines more than trumped observed decreases in others.  Further, our ongoing efforts with production facility consolidation, efficiency improvements and streamlining overhead costs have improved our profitability.   The reduction in net income attributable to Chase Corporation from the prior year is primarily the result of the non-recurring $5,706,000 pre-tax gain recognized in fiscal 2014 related to the sale of the Company’s Insulfab product line.

Revenue from the Industrial Materials segment surpassed prior year results due to an increase in sales volume for our pulling and detection products and an increased demand for both our domestically and internationally produced electronic coatings products. These gains in legacy products were further bolstered by the January 2015 acquisition of the specialty chemical intermediates product line, which positively affected revenue and earnings in the current year. These increased sales were partially offset by a reduction in demand for our wire and cable, durable paper products and electronic materials product lines.

Revenue from the Construction Materials segment surpassed the prior year primarily due to increased demand for pipeline coatings products produced at our Rye, UK facility to satisfy Middle East water infrastructure project demand, as well as increased sales of our building envelope products. These increases were partially offset by decreased sales of our coating and lining system and bridge and highway products.

Streamlining processes and consolidation efforts will remain priorities. Key strategies focus on our marketing and product development efforts, and on identifying potential acquisition targets.  We have now fully integrated the specialty chemical intermediates product line acquired during fiscal 2015.  Our balance sheet continues to remain strong, with cash on hand of $43.8 million and a current ratio of 3.2.  Our $15.0 million line of credit is fully available, while the balance of our term debt, including current portion, is $51.8 million.

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

	•	Electronic Coatings
	•	Specialty Products
	•	Pulling and Detection
	•	Electronic Materials
	•	Structural Composites
	•	Fiber Optic Cable Components (1)
	•	Specialty Chemical Intermediates
Construction Materials	•	Pipeline

Protective coatings and tape products including coating and lining systems for use in liquid storage and containment applications, protective coatings for pipeline and general construction applications, high-performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

	•	Bridge and Highway
	•	Coating and Lining Systems
	•	Building Envelope

(1)	Through a 50% owned joint venture until October 31, 2014, when we purchased the remaining 50% non-controlling interest.

Results of Operations

Revenue and Operating Profit by Segment are as follows:

		Income Before		% of
	Revenue	Income Taxes		Revenue
	(Dollars in thousands)
Fiscal 2015
Industrial Materials	$176,547	$46,388	(a)	26%
Construction Materials	61,499	17,272		28%
	$238,046	63,660		27%
Less corporate and common costs		(22,434)	(b)
Income before income taxes		$41,226

Fiscal 2014
Industrial Materials	$169,657	$48,775	(c), (d)	29%
Construction Materials	54,349	11,209	(c)	21%
	$224,006	59,984		27%
Less corporate and common costs		(19,494)	(c),(e)
Income before income taxes		$40,490

Fiscal 2013
Industrial Materials	$163,474	$35,617	(c), (f)	22%
Construction Materials	52,588	11,138	(c)	21%
	$216,062	46,755		22%
Less corporate and common costs		(20,945)	(c),(g)
Income before income taxes		$25,810

(a)	Includes $65 of expense related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical intermediates product line
(b)

Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical intermediates product line, and  $188 of pension related settlement costs due to the timing of lump sum distributions

(c)

Includes the reclassification of $8,760 and $9,217 for fiscal years 2014 and 2013, respectively, of expenses from the Industrial Materials segment, and the reclassification of $3,052 and $4,675 for fiscal years 2014 and 2013, respectively, of expenses from the Construction Materials segment, in each case resulting in a corresponding net increase in Corporate and Common Costs for such years. The reclassification reflects the methodology with which the Company internally reviews expenses in the current year

(d)	Includes $5,706 gain on sale of Insulfab product line
(e)	Includes $348 of pension related settlement costs due to the timing of lump sum distributions
(f)	Includes $564 of expenses related to inventory step up in fair value related to the NEPTCO acquisition and $521 of pension related settlement costs due to the timing of lump sum distributions
(g)	Includes $595 of pension related settlement costs due to the timing of lump sum distributions

Total Revenue

Total revenue in fiscal 2015 increased $14,040,000 or 6% to $238,046,000 from $224,006,000 in the prior year.

Revenue in our Industrial Materials segment increased $6,890,000 or 4% to $176,547,000 for the year ended August 31, 2015 compared to $169,657,000 in fiscal 2014.  The increase in revenue from our Industrial Materials segment in fiscal 2015 was primarily due to: (a) the first seven months of  sales from our newly acquired specialty chemical intermediates product line totaling $12,449,000;  (b) increased sales volume of $2,963,000 from our pulling and detection products reflecting continuing higher demand in product volume by the utility and telecom industries; and (c) $2,471,000 in increased sales volume from our global electronic coatings product line, primarily due to higher sales volume into the Americas, Europe and Asia.  These increases were partially offset by decreased sales of $7,154,000 from our wire and cable products, reflecting a decrease in demand from energy-related markets, as well as lower sales of $2,242,000 from our durable paper products.

Revenue from our Construction Materials segment increased $7,150,000 or 13% to $61,499,000 for the year ended August 31, 2015 compared to $54,349,000 for fiscal 2014.  The increased sales from our Construction Materials segment in fiscal 2015 was primarily due to a net increase in sales volume of $6,397,000 in pipeline products, primarily driven by continued high Middle East water infrastructure project demand for products produced at our Rye, UK facility. This international growth in pipeline products was partially offset by decreased domestic sales of pipeline products, which are primarily sold into the oil and gas markets. Our building envelope products also had increased sales volume of $1,358,000 in fiscal 2015.

Royalties and commissions in the Industrial Materials segment were $3,156,000, $2,972,000 and $2,414,000 for the years ended August 31, 2015, 2014 and 2013, respectively.  The increase in royalties and commissions in fiscal 2015 over both fiscal 2014 and 2013 was primarily due to increased sales of electronic coating products by our licensed manufacturer in Asia.

Export sales from domestic operations to unaffiliated third parties were $27,955,000, $21,212,000 and $22,827,000 for the years ended August 31, 2015, 2014 and 2013, respectively.  The increase in export sales in fiscal 2015 over both fiscal 2014 and 2013 was primarily due to increased sales volume into developing markets in Asia Pacific in fiscal 2015, as well as growth in sales to Canada.  We do not anticipate any material changes to export sales during fiscal 2016.

Total revenue in fiscal 2014 increased $7,944,000 or 4% to $224,006,000 from $216,062,000 in fiscal 2013.  Revenue in our Industrial Materials segment increased $6,183,000 or 4% to $169,657,000 for the year ended August 31, 2014 compared to $163,474,000 in fiscal 2013.  The increase in revenue from our Industrial Materials segment in fiscal 2014 was primarily due to increased sales of: (a) $3,465,000 from our global electronic coatings product line primarily due to higher sales volume into Europe and Asia; (b) $2,015,000 from our pulling and detection tape products; (c) $1,447,000 from electronic cover tapes; and (d) $1,072,000 from our wire and cable products that are used in energy-related applications.  These increases were partially offset by decreased sales of $975,000 from our specialty materials products as well as lower sales of $520,000 from our then joint venture fiber optic cable products. Revenue from our Construction Materials segment increased $1,761,000 or 3% to $54,349,000 for the year ended August 31, 2014 compared to $52,588,000 for fiscal 2013.  The increased sales from our Construction Materials segment in fiscal 2014 was primarily due to increased sales of $5,563,000 in pipeline products produced at our Rye, UK facility as a result of higher project related demands in the Middle East.  These increases were partially offset by decreased sales of $2,032,000 from our bridge and highway products as well as lower sales of $1,733,000 from our building envelope products as both experienced slower demand earlier in fiscal 2014 during the winter and spring months due to the impact of the harsh winter across the U.S. on these businesses.

Cost of Products and Services Sold

Cost of products and services sold increased $4,009,000 or 3% to $149,202,000 for the fiscal year ended August 31, 2015 compared to $145,193,000 in fiscal 2014.  As a percentage of revenue, cost of products and services sold decreased to 63% in fiscal 2015 compared to 65% for fiscal 2014.

The following table summarizes the relative percentages of costs of products and services sold to revenue for both of our operating segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2015	2014	2013
Industrial Materials	63%	64%	67%
Construction Materials	63%	68%	68%
Total	63%	65%	68%

Cost of products and services sold in our Industrial Materials segment was $110,729,000 for the fiscal year ended August 31, 2015 compared to $108,121,000 in fiscal 2014.  As a percentage of revenue, cost of products and services sold in this segment decreased to 63% in fiscal 2015 compared to 64% in for fiscal 2014.  Cost of products and services sold in our Construction Materials segment was $38,473,000 for the fiscal year ended August 31, 2015 compared to $37,072,000 in fiscal 2014.  As a percentage of revenue, cost of products and services sold in this segment decreased to 63% in fiscal 2015 compared to 68% in for fiscal 2014.   As a percentage of revenue, cost of products and services sold in both segments decreased primarily due to product mix as we had decreased sales volume from our lower margin products within the segments.  To facilitate improvement in margins in both segments, we will continue to closely monitor raw material pricing across all product lines, while effectively managing fixed overhead and assessing opportunities for the further streamlining of costs.

In fiscal 2014, cost of products and services sold in our Industrial Materials segment was $108,121,000 compared to $110,051,000 in fiscal 2013.  As a percentage of revenue, cost of products and services sold in this segment decreased to 64% in fiscal 2014 compared to 67% in for fiscal 2013.  As a percentage of revenue, cost of products and services sold in the Industrial Materials segment decreased primarily due to sales mix as well as cost savings realized from the Company’s plant consolidation efforts.  This segment has benefitted from exiting the Randolph, MA (operations relocated in December 2012) and Taylorsville, NC (Insulfab product line sold in October 2013) facilities and transitioning the remaining manufacturing activities from those two facilities to other domestic Chase facilities.   Additionally, in the first three months of fiscal 2013, this segment was impacted by incremental cost of products sold of $564,000 due to the sale of inventory which had a stepped up valuation as part of the NEPTCO acquisition.  Cost of products and services sold in our Construction Materials segment was $37,072,000 for the fiscal year ended August 31, 2014 compared to $35,984,000 in fiscal 2013.  As a percentage of revenue, cost of products and services sold in the Construction Materials segment remained relatively flat despite increased sales of lower margin products primarily due to management’s ability to leverage its fixed overhead costs on a higher revenue base coupled with continued focus and scrutiny on material purchases that helped stabilize margins on many of our key product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3,375,000 or 8% to $46,015,000 during fiscal 2015 compared to $42,640,000 in fiscal 2014.  As a percentage of revenue, selling, general and administrative expenses were consistent at 19% of total revenue in both fiscal 2015 and fiscal 2014.  The year-over-year increase in expenses is primarily attributable to: (a) increased amortization expense on acquired intangible assets of $1,940,000 for the year, primarily attributable to the specialty chemical intermediates product line acquisition in the second quarter; (b) increased international sales commission expenses of $1,051,000 over the prior  year, incurred related to increased revenue generated by sales in those regions; (c) increased pension costs of $399,000 in the current year against the prior year,  inclusive of a $188,000 settlement loss charge; and (d) a year-over-year decrease of $375,000 in the capitalization of internal labor, most notably related to our multiyear companywide single ERP system rollout, which was substantially completed as to our previously existing locations in December 2014. These increases in cost were partially offset by our ongoing efforts with production facility consolidation, efficiency improvements and streamlining overhead costs.

During fiscal 2014, selling, general and administrative expenses decreased $596,000 or 1% to $42,640,000 compared to $43,236,000 in fiscal 2013. As a percentage of revenue, selling, general and administrative expenses decreased to 19% of total revenue in 2014, compared to 20% in fiscal 2013.  The decrease is primarily attributable to our continued emphasis on controlling costs, as well as the increased benefit in 2014 due to the capitalization of internal costs related to our global ERP implementation project.

Acquisition Related Costs

In fiscal 2015, we incurred $584,000 of acquisition costs related to our acquisition of the specialty chemical intermediates product line.   This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and as such all related professional service fees (i.e., banking, legal, accounting, actuarial, etc.) were expensed as incurred during the year ended August 31, 2015.

Interest Expense

Interest expense decreased $80,000 or 7% to $1,063,000 in fiscal 2015 compared to $1,143,000 in fiscal 2014.  Interest expense decreased $151,000 or 12% to $1,143,000 in fiscal 2014 compared to $1,294,000 in fiscal 2013.  The decrease in interest expense in both fiscal 2015 and 2014 as compared to their respective prior years was a direct result of the reduction in our overall debt balance through required principal payments made from operating cash flow over those periods.   Our debt balance is attributable to our term note related to the June 2012 acquisition of NEPTCO.

Gain on Sale of Product Line

On October 7, 2013, we sold substantially all of our property and assets, including intellectual property, comprising the Insulfab product line, to an unrelated buyer.   This transaction resulted in a pre-tax book gain of $5,706,000, which was recorded in our fiscal quarter ended November 30, 2013 (the first quarter of our fiscal 2014).

Other (Expense) Income

Other income was  $44,000 in fiscal 2015 compared to other expense of $246,000 in fiscal 2014, a difference of $290,000.  Other (expense) income primarily includes interest income and foreign exchange gains and losses caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

Other expense was $246,000 in fiscal 2014 compared to other income of $313,000 in fiscal 2013, a decrease of $559,000.    The decrease in fiscal 2014 as compared to the prior year was primarily due to foreign exchange losses driven by the strengthening of the pound sterling against both the euro and the US dollar throughout fiscal 2014.

Income Taxes

The effective tax rate for fiscal 2015 was 35.9% as compared to 34.5% and 35.1% in fiscal 2014 and 2013, respectively.  In all three years, we have received the benefit of the domestic production deduction and foreign rate differential.  The increased effective tax rate in fiscal 2015 was primarily due to a less favorable effective state income tax rate, a less favorable domestic production deduction effect and a less favorable tax effect of undistributed earnings than realized in fiscal 2014.    The effective tax rate of 34.5% for fiscal 2014 compared favorably to 2013 primarily due to a more favorable effective state income tax rate and foreign rate differential than realized in the prior fiscal year.

Non-controlling Interest

The income (loss) from non-controlling interest relates to a joint venture in-which we had, prior to October 2014, a 50% controlling ownership interest. We acquired the 50% outstanding non-controlling membership interest in October 2014.  The joint venture between the Company and its now-former joint venture partner (an otherwise unrelated party) was managed and operated on a day-to-day basis by the Company.

Net Income attributable to Chase Corporation

Net income attributable to Chase Corporation in fiscal 2015 decreased $313,000 or 1% to $26,318,000 compared to $26,631,000 in fiscal 2014.  The decrease in net income in 2015 is primarily due to the $5,706,000 ($3,709,000 after-tax) gain on the Company’s Insulfab product line sold in October 2013, which significantly contributed to earnings and cash flows in the prior fiscal year, and which did not recur in fiscal 2015.

Net income attributable to Chase Corporation in fiscal 2014 increased $9,417,000 or 55% to $26,631,000 compared to $17,214,000 in fiscal 2013.  The increase in net income in fiscal 2014 is primarily due to the previously mentioned $5,706,000 pre-tax gain that resulted from the sale of the Insulfab product line in October 2013, numerous cost containment initiatives including plant consolidation efforts, and the incremental benefit of $236,000 from capitalized internal labor used in our on-going global ERP implementation project.  We capitalized $719,000 of internal costs related to our ERP implementation project for fiscal 2014, compared to $483,000 in fiscal 2013.  Additionally, net income in fiscal 2013 was negatively impacted by expenses of $564,000 in inventory fair value step up related to the NEPTCO acquisition, and the acceleration of defined benefit plan settlement costs of $1,223,000 resulting from the timing of lump sum distributions to participants.

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

We define EBITDA as follows:  net income attributable to Chase Corporation before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets.  We define Adjusted EBITDA as EBITDA excluding costs and (gains)/losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement (gains)/losses resulting from lump sum distributions to participants from our defined benefit plan, and other significant nonrecurring items.

The use of EBITDA and Adjusted EBITDA has limitations and these performance measures should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income.  Our measurement of EBITDA and Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Years Ended August 31,
	2015	2014	2013
Net income attributable to Chase Corporation	$26,318	$26,631	$17,214
Interest expense	1,063	1,143	1,294
Income taxes	14,813	13,967	9,070
Depreciation expense	5,810	5,692	5,872
Amortization expense	6,762	4,822	4,793
EBITDA	$54,766	$52,255	$38,243
Acquisition related costs (a)	584	—	—
Cost of sale of inventory step-up (b)	65	—	564
Pension curtailment and settlement costs (c)	188	348	1,223
Gain on sale of product line (d)	—	(5,706)	—
Adjusted EBITDA	$55,603	$46,897	$40,030

(a)	Represents costs related to our January 2015 acquisition of the specialty chemical intermediates product line
(b)

Represents expenses related to the step-up in fair value of inventory through purchase accounting from the January 2015 acquisition of the specialty chemical intermediates product line, and the June 2012 acquisition of NEPTCO

(c)	Represents pension related curtailment and settlement costs due to the timing of lump sum distributions
(d)	Represents gain on sale of Insulfab product line that was completed in October 2013

Liquidity and Sources of Capital

Our cash balance decreased $9,403,000 to $43,819,000 at August 31, 2015 from $53,222,000 at August 31, 2014.  The decreased cash balance is primarily attributable to the $33,285,000 purchase of the specialty chemical intermediates product line in January 2015, and payment of $5,477,000 for the annual dividend in December 2014, partially offset by cash from operations.  Of the above noted amounts, $18,659,000 and $14,575,000 were held outside the U.S. by our foreign subsidiaries as of August 31, 2015 and 2014, respectively.  Given our cash position and borrowing capability in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash.  However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested.   Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings.  In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the Company would pay the applicable U.S. taxes on these repatriated foreign amounts to satisfy all previously recorded tax liabilities.

Our cash balance at August 31, 2014 increased $23,225,000 to $53,222,000 compared to $29,997,000 at August 31, 2013.  The increased cash balance was primarily attributable to the proceeds from the sale of the Insulfab product line in October 2013, as well as from cash from operations, partially offset by payments on:  our fiscal 2013 annual dividend, outstanding debt, income taxes, annual incentive compensation and equipment purchases. Of the above noted amounts, $14,575,000 and $10,013,000 were held outside the U.S. by our foreign subsidiaries as of August 31, 2014 and 2013, respectively.

Cash provided by operations was $40,959,000 for the year ended August 31, 2015 compared to $28,606,000 in fiscal 2014.  Cash provided by operations during fiscal 2015 was primarily due to operating income and decreased inventories and increased accrued income taxes, offset by an increase in accounts receivable. The decrease in inventories related primarily to efficiencies in purchasing and inventory management, while the increase in accounts receivable primarily related to overall increased sales, including the addition of the specialty chemical intermediates product line in the current year, as well as an overall increase in international sales, which customarily have longer collection terms.

Cash provided by operations was $28,606,000 during fiscal 2014 compared to $28,157,000 in fiscal 2013.  Cash provided by operations during fiscal 2014 was primarily due to operating income and increased accounts payable due to the timing of vendor payments, offset by increased inventory resulting from strategic purchases of raw materials and increased accounts receivable balances due to higher sales volumes.   Cash provided by operations during fiscal 2013 was primarily due to operating income, offset by decreased accrued expenses and increased inventory balances.

The ratio of current assets to current liabilities was 3.2 as of August 31, 2015 compared to 3.5 as of August 31, 2014.  The decrease in our current ratio at August 31, 2015 was primarily attributable to the January 2015 purchase of the specialty chemical intermediates product line, with cash on hand, and a year-over-year increase in the portion of long-term debt classified as current.

Cash used in investing activities was $35,713,000 for the year ended August 31, 2015 compared to cash provided by investing activities of $4,443,000 in fiscal 2014.  During fiscal 2015, cash used in investing activities was primarily due to the acquisition of the specialty chemical intermediates product line in January 2015, in addition to cash paid for purchases of machinery and equipment at our manufacturing locations during fiscal 2015.    During fiscal 2014, cash provided by investing activities was $4,443,000, compared to cash used in investing activities of $3,580,000 in fiscal 2013. Cash provided by investing activities in 2014 was primarily due to the proceeds from the sale of the Insulfab product line in October 2013, which was partially offset by cash paid for purchases of machinery and equipment at our manufacturing locations

Cash used in financing activities was $13,498,000 for the year ended August 31, 2015 compared to $10,501,000 in fiscal 2014 and $9,614,000 in fiscal 2013.  During fiscal 2015, 2014 and 2013, cash used in financing activities was primarily due to our annual dividend payment and payments made on the term debt used to finance our acquisition of NEPTCO.

On October 28, 2015, we announced a cash dividend of $0.65 per share (totaling approximately  $5,988,000) to shareholders of record on November 9, 2015 and payable on December 4, 2015.

On October 23, 2014, we announced a cash dividend of $0.60 per share (resulting in payment of $5,477,000), composed of $0.50 related to earnings from continuing operations and $0.10 related to the sale of the Insulfab business, to shareholders of record on November 3, 2014 and paid on December 4, 2014.

On October 23, 2013, we announced a cash dividend of $0.45 per share (resulting in payment of $4,093,000) to shareholders of record on November 5, 2013 and paid on December 4, 2013.

In June 2012, in connection with our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit

Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At August 31, 2015, the applicable interest rate was 1.95% per annum and the outstanding principal amount was $51,800,000.  We are required to repay the principal amount of the term loan in quarterly installments.  Installment payments of $1,400,000 began in September 2012 and continued through June 2014, increased to $1,750,000 per quarter thereafter through June 2015, and increased to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017 and prepayment of the Credit Facility is allowed at any time.

We also have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of August 31, 2015 and October 31, 2015, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2016 and future periods.

Our credit agreement with Bank of America, which outlines the terms of both the Credit Facility and the Revolver, contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the credit agreement) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of August 31, 2015.

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

We have no material off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual cash obligations at August 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due	Payments Due	Payments Due	Payments After
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(Dollars in thousands)
Long-term debt including estimated interest	$53,384	$9,334	$44,050	$—	$—
Operating leases	7,469	944	1,693	1,684	3,148
Capital leases	42	33	9	—	—
Purchase Obligations	10,519	10,519	—	—	—

Total (1) (2)	$71,414	$20,830	$45,752	$1,684	$3,148

(1)

We may be required to make payments related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.   Accordingly, unrecognized tax benefits of $1,249,000 as of August 31, 2015 have been excluded from the contractual obligations table above.  See Note 7 “Income Taxes” to the Consolidated Financial Statements for further information.

(2)

This table does not include the expected payments for our obligations for pension and other post-retirement benefit plans.   As of August 31, 2015, we had recognized an accrued benefit plan liability of $12,915,000 representing the unfunded obligations of the pension benefit plans.  See Note 9 “Benefits and Pension Plans” to the Consolidated Financial Statements for further information, including expected pension benefit payments for the next 10 years.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This accounting guidance is effective for us in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

Critical Accounting Policies, Judgments, and Estimates

The U.S. Securities and Exchange Commission (“SEC”) requires companies to provide additional disclosure and commentary on their most critical accounting policies. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and requires management to make its most significant estimates and judgments in the preparation of its consolidated financial statements.  Our critical accounting policies are described below.

Accounts Receivable

We evaluate the collectability of accounts receivable balances based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, a specific allowance against amounts due to us is recorded, and thereby reduces the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future, which could have an adverse impact on our future operating results.

Inventory

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

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition.  We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant.  The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant.  Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

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

Goodwill is also reviewed at least annually for impairment.  We perform our annual goodwill impairment assessment during the fourth fiscal quarter of each year. When evaluating the potential impairment of goodwill, we first assess a range of qualitative factors, including but not limited to, industry conditions, the competitive environment, changes in the market for our products and services, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units relative to historical or projected future operating results.  If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

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

When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by particular assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, current and anticipated operating conditions, and terminal sales value at the end of the period under review.  The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time.  See Note 4 to the Consolidated Financial Statements included in this Report.

Revenue

We recognize revenue when persuasive evidence of an arrangement exists, performance of our obligation is complete, our price to the buyer is fixed or determinable, and we are reasonably assured of collecting.  These four transaction elements are typically met at the time of shipment or upon receipt by the customer based on contractual terms.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment by customers.  We analyze various factors, including a review of specific customer contracts and shipment terms, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue.  Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of operating income.  For certain products, consigned inventory is maintained at customer locations; for these products, revenue is typically recognized in the period that the inventory is consumed. Commissions are recognized when earned and payments are received from the manufacturers represented.  Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

Contingent Income Tax Liabilities

We are subject to routine income tax audits that occur periodically in the normal course of business.  Our contingent income tax liabilities are estimated based on the methodology prescribed in the guidance for accounting for uncertain tax positions, which we adopted as of the beginning of fiscal 2008.  The guidance prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Our liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements. Our assessment is based on our historical audit experiences with various state and federal taxing authorities, as well as by current income tax trends.  If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. See Note 7 to the Consolidated Financial Statements included in this Report for more information on our accounting for uncertain tax positions.

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

Stock Based Compensation

We measure compensation cost for share-based compensation at fair value, including estimated forfeitures, and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period.  We use the Black-Scholes option pricing model to measure the fair value of stock options.  This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security.  In determining the amount of expense to be recorded, we are also required to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. We estimate the forfeiture rate based on historical experience.  If actual forfeitures differ significantly from our estimates, additional adjustments to compensation expense may be required in future periods.

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

Effective December 1, 2008, the Chase defined benefit pension plan was amended to include a soft freeze whereby any employee hired after the effective date of December 1, 2008 will not be admitted to the plan.  The only exception related to employees of the International Association of Machinists and Aerospace Workers Union whose contract was amended to include a soft freeze whereby any employees hired after the effective date of July 15, 2012 will not be admitted to the plan.  All eligible participants who were previously admitted to the plan prior to the applicable soft freeze dates will continue to accrue benefits as detailed in the plan agreements.

Through our wholly owned subsidiary NEPTCO, we have a defined benefit pension plan covering substantially all of our union employees at our Pawtucket, RI plant. This plan was frozen effective October 31, 2006, and as a result, no new participants can enter the plan and the benefits of current participants were frozen as of that date. The benefits are based on years of service and the employee’s average compensation during the earlier of five years before retirement, or October 31, 2006.

We account for our pension plans following the requirements of ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”).  ASC 715 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance.

Impact of Inflation

Inflation has not had a significant long-term impact on our earnings.  In the event of significant inflation, our efforts to recover cost increases would be hampered as a result of the competitive nature of the industries in which we operate.

Forward-Looking Information

From time to time, we may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, acquisition or consolidation strategies, anticipated sources of capital, research and development activities and similar matters.  In fact, this Form 10-K (or any other periodic reporting documents required by the Securities Exchange Act of 1934, as amended) may contain forward-looking statements reflecting our current views concerning potential or anticipated future events or developments, including our strategic goals for future fiscal periods.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  The risks and uncertainties which may affect the operations, performance, development and results of our business include, but are not limited to, the following:  uncertainties relating to economic conditions; uncertainties relating to customer plans and commitments; the pricing and availability of equipment, materials and inventories; the impact of acquisitions on our business and results of operations; technological developments; performance issues with suppliers and subcontractors; our ability to renew existing credit facilities or to obtain new or additional financing as needed; economic growth; delays in testing of new products; our ability to comply with new regulatory requirements without undue expense or other difficulties; the impact of changes in accounting standards; rapid technology changes and the highly competitive environment in which we operate.   These risks and uncertainties also include those risks outlined under Item 1A (Risk Factors) of this Annual Report on Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Item 7a – Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At August 31, 2015, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations.  We continue to review our policies and procedures to reduce this exposure while maintaining the benefit from these operations and sales to European currency denominated customers.    As of August 31, 2015, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at August 31, 2015
GBP	British Pound	$11,357,000
EUR	Euro	$5,363,000
CNY	Chinese Yuan	$263,000
CAD	Canadian Dollar	$249,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

We recognized a foreign currency translation loss for the year ended August 31, 2015 in the amount of $2,425,000 related to our European operations, which is recorded in accumulated other comprehensive income (loss) within our Statement of Equity.  The functional currency for all our other operations is the U.S. Dollar. We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt, including the current portion, was $51,800,000 at August 31, 2015. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 16 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

Item 8 – Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Chase Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries at August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in ‘Management’s report on internal control over financial reporting’ appearing on  Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

November 16, 2015

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,
	2015	2014
ASSETS
Current Assets
Cash & cash equivalents	$43,819	$53,222
Accounts receivable, less allowance for doubtful accounts of $705 and $670	39,488	35,601
Inventories	29,476	31,539
Prepaid expenses and other current assets	2,174	2,437
Due from sale of product line	—	739
Assets held for sale	1,089	—
Deferred income taxes	2,255	2,315
Total current assets	118,301	125,853

Property, plant and equipment, net	40,921	44,085

Other Assets
Goodwill	44,123	38,280
Intangible assets, less accumulated amortization of $28,882 and $22,941	44,852	27,215
Cash surrender value of life insurance	7,133	7,249
Restricted investments	1,410	1,256
Funded pension plan	634	962
Deferred income taxes	390	470
Other assets	133	175
	$257,897	$245,545
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$8,400	$7,000
Accounts payable	15,599	15,121
Accrued payroll and other compensation	6,286	7,754
Accrued expenses	4,448	4,842
Accrued income taxes	2,783	1,377
Total current liabilities	37,516	36,094

Long-term debt, less current portion	43,400	51,800
Deferred compensation	2,230	2,037
Accumulated pension obligation	12,901	10,418
Other liabilities	85	126
Accrued income taxes	1,249	—
Deferred income taxes	6,174	7,580

Commitments and Contingencies (Notes 6, 8 and 20)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,191,958 shares at August 31, 2015 and 9,103,292 shares at August 31, 2014 issued and outstanding	919	910
Additional paid-in capital	14,296	13,620
Accumulated other comprehensive loss	(7,986)	(4,250)
Retained earnings	147,113	126,272
Chase Corporation stockholders' equity	154,342	136,552
Non-controlling interest (Note 15)	—	938
Total equity	154,342	137,490
Total liabilities and equity	$257,897	$245,545

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2015	2014	2013

Revenue
Sales	$234,890	$221,034	$213,648
Royalties and commissions	3,156	2,972	2,414
	238,046	224,006	216,062
Costs and Expenses
Cost of products and services sold	149,202	145,193	146,035
Selling, general and administrative expenses	46,015	42,640	43,236
Acquisition related costs	584	—	—

Operating income	42,245	36,173	26,791

Interest expense	(1,063)	(1,143)	(1,294)
Gain on sale of product line (Note 18)	—	5,706	—
Other (expense) income	44	(246)	313

Income before income taxes	41,226	40,490	25,810

Income taxes	14,813	13,967	9,070

Net income	$26,413	$26,523	$16,740

Add: net (gain) loss attributable to non-controlling interest	(95)	108	474

Net income attributable to Chase Corporation	$26,318	$26,631	$17,214

Net income available to common shareholders, per common and common equivalent share

Basic	$2.87	$2.92	$1.90

Diluted	$2.82	$2.86	$1.87

Weighted average shares outstanding
Basic	9,086,043	8,952,026	8,860,972
Diluted	9,254,054	9,165,666	8,978,438

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Years Ended August 31,
	2015	2014	2013
Net income	$26,413	$26,523	$16,740

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax of ($77), $38 and $20, respectively	(162)	65	85
Change in funded status of pension plans, net of tax of ($697), ($796), and $281, respectively	(1,149)	(1,207)	201
Foreign currency translation adjustment	(2,425)	2,055	(419)
Total other comprehensive income (loss)	(3,736)	913	(133)
Comprehensive income	22,677	27,436	16,607

Comprehensive loss attributable to non-controlling interest	(95)	108	474

Comprehensive income attributable to Chase Corporation	$22,582	$27,544	$17,081

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share and per share amounts

			Additional	Accumulated Other		Chase		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'	Non-controlling	Stockholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2012	9,001,582	$900	$12,109	$(5,030)	$90,146	$98,125	$1,520	$99,645
Restricted stock grants, net of forfeitures	71,801	7	(7)			-		-
Amortization of restricted stock grants			1,145			1,145		1,145
Amortization of stock option grants			466			466		466
Common stock issuance	566	0	10			10		10
Exercise of stock options	49,042	5	557			562		562
Common stock received for payment of stock option exercises	(20,284)	(2)	(486)			(488)		(488)
Excess tax benefit (expense) from stock based compensation			622			622		622
Common stock retained to pay statutory minimum withholding taxes on common stock	(36,592)	(3)	(1,080)			(1,083)		(1,083)
Cash dividend paid, $0.40 per share					(3,626)	(3,626)		(3,626)
Decrease in Minimum Pension Liability, net of tax $281				201		201		201
Foreign currency translation adjustment				(419)		(419)		(419)
Net unrealized gain on restricted investments, net of tax $20				85		85		85
Net income					17,214	17,214	(474)	16,740
Balance at August 31, 2013	9,066,115	$907	$13,336	$(5,163)	$103,734	$112,814	$1,046	$113,860
Restricted stock grants, net of forfeitures	32,851	3	(3)			-		-
Amortization of restricted stock grants			857			857		857
Amortization of stock option grants			239			239		239
Exercise of stock options	114,872	11	1,604			1,615		1,615
Common stock received for payment of stock option exercises	(47,121)	(5)	(1,545)			(1,550)		(1,550)
Excess tax benefit (expense) from stock based compensation			1,324			1,324		1,324
Common stock retained to pay statutory minimum withholding taxes on common stock	(63,425)	(6)	(2,192)			(2,198)		(2,198)
Cash dividend paid, $0.45 per share					(4,093)	(4,093)		(4,093)
Increase in Minimum Pension Liability, net of tax $796				(1,207)		(1,207)		(1,207)
Foreign currency translation adjustment				2,055		2,055		2,055
Net unrealized gain on restricted investments, net of tax $38				65		65		65
Net income					26,631	26,631	(108)	26,523
Balance at August 31, 2014	9,103,292	$910	$13,620	$(4,250)	$126,272	$136,552	$938	$137,490
Restricted stock grants, net of forfeitures	29,785	3	(3)			-		-
Amortization of restricted stock grants			866			866		866
Amortization of stock option grants			254			254		254
Exercise of stock options	169,038	17	2,554			2,571		2,571
Common stock received for payment of stock option exercises	(58,332)	(6)	(2,174)			(2,180)		(2,180)
Excess tax benefit (expense) from stock based compensation			1,088			1,088		1,088
Common stock retained to pay statutory minimum withholding taxes on common stock	(51,825)	(5)	(1,995)			(2,000)		(2,000)
Cash dividend paid, $0.60 per share					(5,477)	(5,477)		(5,477)
Purchase of outstanding non-controlling interest			86			86	(1,033)	(947)
Increase in Minimum Pension Liability, net of tax $697				(1,149)		(1,149)		(1,149)
Foreign currency translation adjustment				(2,425)		(2,425)		(2,425)
Net unrealized (loss) on restricted investments, net of tax $77				(162)		(162)		(162)
Net income					26,318	26,318	95	26,413
Balance at August 31, 2015	9,191,958	$919	$14,296	$(7,986)	$147,113	$154,342	$-	$154,342

See accompanying notes to the consolidated financial statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Years Ended August 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,413	$26,523	$16,740
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposal/sale of fixed assets	—	2	(8)
Gain on sale of product line	—	(5,706)	—
Depreciation	5,810	5,692	5,872
Amortization	6,762	4,822	4,793
Cost of sale of inventory step-up	65	—	564
Provision (recovery) for allowance for doubtful accounts	57	28	(114)
Stock based compensation	1,120	1,096	1,621
Realized gain on restricted investments	(86)	(63)	(51)
Decrease in cash surrender value life insurance	326	202	52
Pension curtailment and settlement loss	188	348	1,223
Excess tax expense from stock based compensation	(1,088)	(1,324)	(622)
Deferred taxes	(1,222)	(2,529)	(1,385)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(4,534)	(3,335)	(363)
Inventories	2,284	(1,550)	(1,240)
Prepaid expenses & other assets	388	(297)	8
Accounts payable	687	2,578	886
Accrued expenses	(280)	1,351	(791)
Accrued income taxes	3,876	627	850
Deferred compensation	193	141	122
Net cash provided by operating activities	40,959	28,606	28,157

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,642)	(4,290)	(3,043)
Cost to acquire intangible assets	(34)	(123)	(354)
Contingent purchase price paid for acquisition	—	(160)	(141)
Payments for acquisitions, net of cash acquired	(33,285)	—	84
Proceeds from sale of fixed assets	—	17	105
Net proceeds from sale of product line	739	9,179	—
(Increase) decrease in restricted investments	(308)	3	(48)
Payments for cash surrender value life insurance	(183)	(183)	(183)
Net cash provided by (used in) investing activities	(35,713)	4,443	(3,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	2,000	2,104	313
Payments of principal on debt	(9,000)	(7,704)	(5,913)
Dividend paid	(5,477)	(4,093)	(3,626)
Proceeds from exercise of common stock options	391	66	74
Payments of statutory minimum taxes on stock options and restricted stock	(2,000)	(2,198)	(1,083)
Excess tax benefit from stock based compensation	1,088	1,324	621
Payment for acquisition of non-controlling interest	(500)	—	—
Net cash used in financing activities	(13,498)	(10,501)	(9,614)

INCREASE IN CASH & CASH EQUIVALENTS	(8,252)	22,548	14,963
Effect of foreign exchange rates on cash	(1,151)	677	(146)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	53,222	29,997	15,180
CASH & CASH EQUIVALENTS, END OF PERIOD	$43,819	$53,222	$29,997

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 1—Summary of Significant Accounting Policies

The principal accounting policies of Chase Corporation (the “Company”) and its subsidiaries are as follows:

Products and Markets

The Company’s principal products are specialty tapes, laminates, sealants, coatings and chemical intermediates that are sold by Company salespeople, manufacturers’ representatives and distributors. In the Company’s Industrial Materials segment, these products consist of:

(i)

insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers;

(ii)	laminated film foils, composite strength elements, anti‑static packaging tape and pulling tapes for the electronics and cable industries;

(iii)	moisture protective coatings, which are sold to the electronics industry including circuitry used in automobiles and home appliances;

(iv)

laminated durable papers, including laminated paper with an inner security barrier used in personal and mail‑stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

(v)	pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and power, data and video cables for commercial buildings;

(vi)	cover tapes with reliable adhesive and anti‑static properties essential to delivering semiconductor components via tape and reel packaging;

(vii)	flexible, rigid and semi‑rigid fiber optic strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress;

(viii)	polymeric microspheres utilized by various industries to allow for weight and density reduction and sound dampening; and

(ix)	water-based polyurethane dispersions utilized for various coating products.

In the Company’s Construction Materials segment, these products consist of:

(i)	protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete and wood, which are sold to oil companies, gas utilities and pipeline companies;

(ii)	protectants for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities;

(iii)	fluid applied coating and lining systems for use in the water and wastewater industry; and

(iv)	expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Basis of Presentation

The financial statements include the accounts of the Company and its wholly‑owned subsidiaries. Investments in unconsolidated companies which are at least 20% owned are carried under the equity method since acquisition or investment. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the functional currency for financial reporting. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation within Note 11.

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”) for a purchase price of $33,285, after working capital adjustments and excluding any acquisition related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite® brand, located in Greenville, SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. We refer to these collectively as our specialty chemical intermediates product line. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location.  The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for three years. The purchase was funded entirely with available cash on hand. Since the effective date for this acquisition, the financial results of the specialty chemical intermediates product line have been included in the Company's financial statements within the Company’s Industrial Materials operating segment. Purchase accounting was completed in the quarter ended May 31, 2015 with no material adjustments made to the initial amounts recorded at the end of the second fiscal quarter.

As part of the Company’s purchase of NEPTCO in June 2012, it also acquired NEPTCO’s 50% ownership stake in its financially-controlled joint venture, NEPTCO JV LLC (the “JV”). Because of the Company’s controlling financial interest, the JV’s assets, liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since the date of acquisition. An offsetting amount equal to 50% of net assets and net loss (gain) of the JV was also recorded within the Company’s consolidated financial statements to non-controlling interest, representing the joint venture partner’s 50% ownership stake and pro rata share in the net results of the JV. On October 31, 2014, the Company purchased the 50% non-controlling membership interest of the JV owned by its joint venture partner, an otherwise unrelated party. Subsequent to October 31, 2014, the Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest. The ($95) recorded in the Consolidated Statement of Operations as Net (gain) loss attributable to non-controlling interest for the year ended August 31, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than the November 10, 2015 sale of the certain tangible and intangible assets of the Company’s structural composites product line (described in Note 19), and the cash dividend announced on October 28, 2015 of $0.65 per share to shareholders of record on November 9, 2015 payable on December 4, 2015, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date, but prior to filing, that would require recognition or disclosure in its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less from date of purchase to be cash equivalents.

Accounts Receivable

The Company evaluates the collectability of accounts receivable balances based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to it, a specific allowance against amounts due to the Company is recorded, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic factors, the current business environment and its historical experience. Receivables are written off against these reserves in the period they are determined to be uncollectable.

Inventory

The Company values inventory at the lower of cost or market using the first‑in, first‑out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. The Company estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions and records reserves to reduce inventories to their estimated net realizable value. The failure to accurately forecast demand may lead to additional excess and obsolete inventory and future charges.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” The Company identified several reporting units within each of its two operating segments. These are used to evaluate the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating the potential impairment of goodwill, the Company will first assess a range of qualitative factors, including but not limited to, industry conditions, the competitive environment, changes in the market for our products and services, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units relative to expected, historical or projected future operating results. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will then proceed to a two‑step impairment testing methodology using the income approach (discounted cash flow method).

In the first step of this testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including intangible assets). If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference in that period. The key assumptions incorporated in the discounted cash flow approach include projected operating income, changes in working capital, projected capital expenditures, estimated terminal sales value and a discount rate equal to the assumed long‑term cost of capital. Cash flows may be adjusted to exclude certain

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

non‑recurring or unusual items. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

Intangible Assets

Intangible assets consist of patents, agreements, formulas, trade names, customer relationships and trademarks. The Company capitalizes costs related to patent applications and technology agreements. The costs of these assets are amortized using the straight‑line method over the lesser of the useful life of the asset or its statutory life. Capitalized costs are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight‑line method over the assets’ estimated useful lives. Expenditures for maintenance repairs and minor renewals are charged to expense as incurred. Betterments and major renewals are capitalized. Upon retirement or other disposition of assets, related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is included in the determination of income or loss. The estimated useful lives of property, plant and equipment are as follows:

Buildings and improvements	15	to	40	years
Machinery and equipment	3	to	10	years

Leasehold improvements are depreciated over the lesser of the useful life or the term of the lease.

Restricted Investments and Deferred Compensation

The Company has a non-qualified deferred savings plan that covers its Board of Directors and selected employees.  Participants may elect to defer a portion of their compensation for payment in a future tax year. The plan is funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s restricted investments and corresponding deferred compensation liability under the plan were $1,410 and $1,256 at August 31, 2015 and 2014, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders’ equity.

Split-Dollar Life Insurance Arrangements

The net liability related to these postretirement benefits was calculated as the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured’s death. The Company prepared its calculation by using mortality assumptions which are based on the RP-2014 Mortality Table, and a 1.54% discount rate. The Company’s net liability related to these postretirement obligations was $46 and $54 at August 31, 2015 and 2014, respectively.

Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting. These four transaction elements are typically met at the time of shipment or upon receipt by the customer based on contractual terms. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment by customers. The Company analyzes various factors, including a review of specific customer contracts and shipment terms,

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of operating income. For certain products, consigned inventory is maintained at customer locations; for these products, revenue is typically recognized in the period that the inventory is consumed. Commissions are recognized when earned and payments are received from the manufacturers represented. Royalty revenue is recognized based on licensee production statements received from the authorized manufacturers. Billed shipping and handling fees are recorded as sales revenue with the associated costs recorded as costs of products and services sold.

The Company’s warranty policy provides that the products (or materials) delivered will meet its standard specifications for the products or any other specifications as may be expressly agreed to at time of purchase. All warranty claims must be received within 90 days from the date of delivery, unless some other period has been expressly agreed to within the terms of the sales agreement. The Company’s warranty costs have historically been insignificant. The Company records a current liability for estimated warranty claims with a corresponding charge to cost of products and services sold based upon current and historical experience and upon specific claims issues as they arise.

In addition, the Company offers certain sales incentives based on sales levels as they are earned.

Research and Product Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $2,690,  $2,599 and $3,395 for the years ended August 31, 2015, 2014 and 2013, respectively, and was recorded within selling, general and administrative expenses.

Pension Plan

The Company accounts for its pension plans following the requirements of ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance.

Stock Based Compensation

In accordance with the accounting for stock based compensation guidance, ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), the Company measures and recognizes compensation expense for all share‑based payment awards made to employees and directors based on estimated fair values. This includes restricted stock, restricted stock units and stock options. The guidance allows for the continued use of the simplified method as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis for estimating expected term. The Company uses the short cut method to calculate the historical windfall tax pool.

Stock‑based compensation expense recognized in fiscal years 2015, 2014 and 2013 was $1,120,  $1,096 and $1,621, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The fair value of options granted was estimated on the date of grant using the Black‑Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2015, 2014 and 2013:

	2015		2014		2013
Expected Dividend yield	1.8%		2.0%		2.2%
Expected life	6.0	years	6.0	years	6.0	years
Expected volatility	39.0%		41.0%		33.0%
Risk-free interest rate	2.5%		2.8%		1.6%

Expected volatility is determined by looking at a combination of historical volatility over the past seven years as well as implied future volatility.

Translation of Foreign Currency

The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings Ltd businesses are measured using the UK pound sterling as the functional currency, and the financial position and results of operations of the Company’s HumiSeal Europe SARL business in France are measured using euros as the functional currency. The functional currency for all our other operations is the U.S. Dollar. Revenue and expenses of these businesses have been translated at average exchange rates. Assets and liabilities have been translated at the year‑end exchange rates. Translation gains and losses are being recorded as a separate component of shareholders’ equity. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other income (expense) on the consolidated statements of operations.

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

The Company estimates contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, “Income Taxes.” See Note 7 for more information on the Company’s income taxes.

Net Income Per Share

The Company has unvested share‑based payment awards with a right to receive nonforfeitable dividends, which are considered participating securities under ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company allocates earnings to participating securities and computes earnings per share using the two class method.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources, including foreign currency translation adjustments, unrealized gains and losses on marketable securities and adjustments related to the change in the funded status of the pension plans.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Non-controlling Interest

A legal entity is subject to the consolidation rules of ASC Topic 810, “Consolidations” (“ASC 810”) if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support or the equity investors lack certain specified characteristics of a controlling financial interest. Based on the criteria in ASC 810, the Company determined that its joint venture agreement qualified as a variable interest entity (“VIE”) prior to the purchase of its former joint venture partner’s 50% non-controlling membership interest. The purpose of the joint venture was to combine the elements of NEPTCO’s and the joint venture partner’s (an otherwise unrelated party) fiber optic strength element businesses. Under ASC 810, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest. The reporting entity shall be deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The reporting entity that consolidates a VIE is called the “primary beneficiary” of that VIE. The Company determined that it was the primary beneficiary of the VIE primarily due to Chase directing the activities that most significantly impact the VIE’s economic performance, which is the actual management and operation of the joint venture and having the obligation to absorb losses and the right to receive benefits from the VIE that could potentially be significant to the VIE through our equity investment in the VIE. As a result, the Company has consolidated the operations of the joint venture in its consolidated financial statements. On October 31, 2014, the Company purchased the 50% non-controlling membership interest of the JV owned by its joint venture partner, thus making the JV a wholly owned entity.

Segments

The segment reporting topic of the Financial Accounting Standards Board (“FASB”) codification establishes standards for reporting information about operating segments. The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The segments are distinguished by the nature of the products and how they are delivered to their respective markets. The Industrial Materials segment includes specified products that are used in or integrated into another company’s product with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and wind energy composite materials and elements.  This segment also includes glass-based strength elements products designed to allow fiber optic cables to withstand mechanical and environmental strain and stress and which we operated as a joint venture prior to October 31, 2014. Further, beginning January 30, 2015 the Industrial Materials segment includes microspheres, sold under the Dualite brand, and polyurethane dispersions, both obtained through acquisition, and included in the Company’s specialty chemical intermediates product line. The Construction Materials segment is composed of typically project-oriented product offerings that are primarily sold and used as “Chase” branded products. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, adhesives and sealants used in architectural and building envelope water proofing applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This accounting guidance is effective for us in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

Note 2—Inventories

Inventories consist of the following as of August 31, 2015 and 2014:

	2015	2014
Raw materials	$12,937	$13,785
Work in process	6,539	7,359
Finished goods	10,000	10,395
Total Inventories	$29,476	$31,539

Note 3—Property, Plant and Equipment

Property, plant and equipment consist of the following as of August 31, 2015 and 2014:

	2015	2014
Land and improvements	$5,714	$5,770
Buildings	21,109	21,259
Machinery and equipment	51,318	49,045
Leasehold improvements	2,092	2,091
Construction in progress	1,870	2,378
	82,103	80,543
Accumulated depreciation	(41,182)	(36,458)
Property, plant and equipment, net	$40,921	$44,085

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 4—Goodwill and Intangible Assets

The changes in the carrying value of goodwill, by operating segment, are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2013	$27,080	$10,735	37,815
Acquisition of Paper Tyger - additional earnout	161	—	161
Foreign currency translation adjustment	287	17	304
Balance at August 31, 2014	$27,528	$10,752	$38,280
Acquisition of specialty chemical intermediates product line	6,371	—	6,371
Foreign currency translation adjustment	(509)	(19)	(528)
Balance at August 31, 2015	$33,390	$10,733	$44,123

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified ten reporting units within its two operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows.

The Company performs impairment reviews annually each fourth quarter (as of its fiscal year end, August 31st) and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. For fiscal 2015, the Company’s review indicated no impairment of goodwill, or at-risk reporting units.

As of August 31, 2015, the Company had a total goodwill balance of $44,123 related to its acquisitions, of which $7,367 remains deductible for income taxes.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Intangible assets subject to amortization consist of the following as of August 31, 2015 and 2014:

	Weighted-Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
August 31, 2015
Patents and agreements	12.5	years	$2,568	$2,267	$301
Formulas and technology	8.4	years	8,415	3,513	4,902
Trade names	5.9	years	7,278	4,088	3,190
Customer lists and relationships	9.3	years	55,473	19,014	36,459
			$73,734	$28,882	$44,852

August 31, 2014
Patents and agreements	11.9	years	$3,104	$2,281	$823
Formulas and technology	9.1	years	5,849	2,851	2,998
Trade names	5.7	years	6,406	3,153	3,253
Customer lists and relationships	10.2	years	34,797	14,656	20,141
			$50,156	$22,941	$27,215

Aggregate amortization expense related to intangible assets for the years ended August 31, 2015, 2014 and 2013 was $6,762,  $4,822 and $4,793, respectively. As of August 31, 2015 estimated amortization expense for the next five fiscal years is as follows:

Years ending August 31,
2016	$7,697
2017	7,297
2018	7,099
2019	6,406
2020	5,534

Note 5—Cash Surrender Value of Life Insurance

Life insurance is provided under split dollar life insurance agreements whereby the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes an offset to expense for the growth in the cash surrender value of the policies.

The Company recognized cash surrender value of life insurance policies, net of loans of $5 at August 31, 2015 and 2014, secured by the policies, with the following carriers as of August 31, 2015 and 2014:

	2015	2014
John Hancock	$4,450	$4,450
John Hancock (formerly Manufacturers’ Life Insurance Company)	1,136	1,054
Metropolitan Life Insurance	1,467	1,665
Other life insurance carriers	80	80
	$7,133	$7,249

Subject to periodic review, the Company intends to maintain these policies through the lives or retirements of the insureds.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 6—Long-Term Debt

Long‑term debt consists of the following at August 31, 2015 and 2014:

	2015	2014
Term note payable to bank in 19 quarterly installments that began in September 2012. The principal amount of the quarterly installments was $1,400 through June 2014, increased to $1,750 per quarter through June 2015, and increased to $2,100 per quarter thereafter through March 2017. Interest is payable monthly at LIBOR rate plus 175 to 225 basis points, based upon the Company's consolidated leverage ratios (effective interest rate of 1.95% at August 31, 2015). The remaining principle balance, plus any interest, is due on the term note's maturity date of June 27, 2017.	$51,800	$58,800
	51,800	58,800
Less portion payable within one year classified as current	(8,400)	(7,000)
Long-term debt, less current portion	$43,400	$51,800

The Company has a revolving line of credit totaling $15,000 with Bank of America that bears interest at the London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending on the consolidated leverage ratio of Chase Corporation, or, at our option, at the bank’s base lending rate. As of August 31, 2015, the entire amount of $15,000 was available for use. The revolving line of credit is scheduled to mature in June 2017. This revolving line of credit allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in fiscal 2016 and future periods.

Our credit agreement with Bank of America, which outlines the terms of both the term note payable and the revolving line of credit, contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness. It also requires the Company to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the agreement) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the agreement) of at least 1.25 to 1.00. The Company was in compliance with its debt covenants as of August 31, 2015.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 7—Income Taxes

Domestic and foreign pre‑tax income for the years ended August 31, 2015, 2014 and 2013 was:

	Year Ended August 31,
	2015	2014	2013
United States	$31,168	$35,480	$23,562
Foreign	10,058	5,010	2,248
	$41,226	$40,490	$25,810

The provision (benefit) for income taxes for the years ended August 31, 2015, 2014 and 2013 was:

	Year Ended August 31,
	2015	2014	2013
Current:
Federal	$11,831	$13,012	$8,112
State	1,475	1,437	1,652
Foreign	2,077	1,149	1,043
Total current income tax provision	15,383	15,598	10,807

Deferred:
Federal	(405)	(1,446)	(1,302)
State	(188)	(168)	(92)
Foreign	23	(17)	(343)
Total deferred income tax benefit	(570)	(1,631)	(1,737)

Total income tax provision	$14,813	$13,967	$9,070

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company’s combined federal, state and foreign effective tax rate as a percentage before taxes for fiscal 2015, 2014 and 2013, net of offsets generated by federal, state and foreign tax benefits, was 35.9%,  34.5% and 35.1%, respectively. The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate for the years ended August 31, 2015, 2014 and 2013:

	Year Ended August 31,
	2015	2014	2013
Federal statutory rates	35.0%	35.0%	35.0%
Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	2.0%	1.8%	3.8%
Domestic production deduction	(2.0)%	(3.1)%	(3.3)%
Foreign tax rate differential	(3.2)%	(1.3)%	(0.7)%
Adjustment to uncertain tax position	0.5%	0.3%	(1.1)%
Research credit generated	(0.3)%	(0.2)%	(1.2)%
Noncontrolling partnership interest	(0.1)%	0.1%	0.6%
Tax effect of undistributed earnings	3.4%	1.8%	0.6%
Other	0.6%	0.1%	1.4%
Effective income tax rate	35.9%	34.5%	35.1%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes the tax effect of temporary differences on the Company’s income tax provision:

	Year Ended August 31,
	2015	2014	2013
Current income tax provision	$15,383	$15,598	$10,807

Deferred provision (benefit):

Allowance for doubtful accounts	3	(149)	(15)
Inventories	(88)	(167)	(259)
Pension expense	(190)	(332)	(207)
Deferred compensation	(68)	(36)	(51)
Loan finance costs	6	7	66
Accruals	(90)	(12)	861
Warranty reserve	37	(6)	—
Depreciation and amortization	(1,794)	(1,914)	(1,836)
Restricted stock grant	222	315	(102)
Unrepatriated earnings	1,401	1,753	1,572
Foreign taxes net of unrepatriated earnings	—	(1,014)	(1,425)
Foreign amortization	(70)	(106)	(105)
Other accrued expenses	61	30	(236)

Total deferred income tax benefit	(570)	(1,631)	(1,737)

Total income tax provision	$14,813	$13,967	$9,070

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2015	2014
Current:
Deferred tax assets:
Allowance for doubtful accounts	$270	$479
Inventories	1,543	1,458
Accruals	435	342
Warranty reserve	51	88
Current deferred tax assets	2,299	2,367
Deferred tax liabilities:
Prepaid liabilities	(44)	(52)
Current deferred tax liabilities	(44)	(52)
Current deferred tax assets, net	2,255	2,315
Noncurrent:
Deferred tax assets:
Pension accrual	4,351	3,464
Deferred compensation	880	811
Loan finance costs	38	44
Restricted stock grants	581	804
Non qualified stock options	15	16
Foreign tax credits	—	7,340
Foreign other	542	523
Noncurrent deferred tax assets	6,407	13,002
Deferred tax liabilities:
Unrepatriated earnings	(1,659)	(8,148)
Unrealized gain/loss on restricted investments	(137)	(61)
Depreciation and amortization	(10,243)	(11,812)
Other	(152)	(91)
Noncurrent deferred tax liabilities	(12,191)	(20,112)
Noncurrent deferred tax liabilities, net	(5,784)	(7,110)
Net deferred tax liabilities	$(3,529)	$(4,795)

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

A summary of the Company’s adjustments to its uncertain tax positions in fiscal years ended August 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, at beginning of the year	$1,030	$900	$1,180
Increase for tax positions related to the current year	75	58	17
Increase for tax positions related to prior years	—	—	—
Increase for interest and penalties	144	80	73
Decreases for lapses of statute of limitations	—	(8)	(370)
Balance, at end of year	$1,249	$1,030	$900

The unrecognized tax benefits mentioned above include an aggregate of $632 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $90, net of federal tax expense, was recorded as a tax expense during the current fiscal year. The Company does not anticipate that its accrual for uncertain tax positions will be reduced by a material amount over the next twelve month period, as it does not expect to settle any potential disputed items with the appropriate taxing authorities nor does it expect the statute of limitations to expire for any items.

The Company is subject to U.S. federal income tax, as well as to income tax of multiple state and foreign tax jurisdictions. The statute of limitations for all material U.S. federal, state, and local tax filings remains open for fiscal years subsequent to 2011. For foreign jurisdictions, the statute of limitations remains open in the UK for fiscal years subsequent to 2011 and in France for fiscal years subsequent to 2014.

Note 8—Capital and Operating Leases

The Company is obligated under various capital and operating leases, primarily for real property and equipment. Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year), and the present value of future minimum capital lease payments as of August 31, 2015, are as follows:

	Future Capital	Future Operating
Year ending August 31,	Lease Payments	Lease Payments
2016	$33	$944
2017	9	851
2018	—	842
2019	—	842
2020	—	842
2021 and thereafter	—	3,148
Total future minimum lease payments	$42	$7,469
Less: interest (at rates ranging from 4% to 8%)	(3)
	$39
Less: current portion	(33)
	$6

Total rental expense for all operating leases amounted to $1,541, $1,577 and $1,761 for the years ended August 31, 2015, 2014 and 2013, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 9—Benefits and Pension Plans

401(k) Plans

The Company has a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 100% of the first one percent of salary contributed and 50% thereafter, up to an amount equal to three and one half percent of such employee’s annual salary.

Through our wholly owned subsidiary NEPTCO, the Company has two additional 401(k) savings plans, one for union employees and one for non‑union employees. Under these plans, substantially all employees of NEPTCO are eligible to participate by making before‑tax contributions to these plans. Participants may elect to defer between 1% and 10% of their annual compensation. The Company may contribute $0.75 for each $1.00 of participant deferrals up to 3% of the non‑union participant’s compensation. The Company may match union employee contributions by $0.50 for each $1.00 of participant deferrals up to 3% of the participant’s compensation.

The Company’s contribution expense for all 401(k) plans was $394, $392 and $351 for the years ended August 31, 2015, 2014 and 2013, respectively.

Non-Qualified Deferred Savings Plan

The Company has a non‑qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s liability under the plan was $1,410 and $1,256 at August 31, 2015 and 2014, respectively.

Pension Plans

The Company has non‑contributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan (“Qualified Plan”) and an unfunded supplemental plan (“Supplemental Plan”) designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant’s years of service and final average compensation. The Qualified Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2015.

Effective December 1, 2008, a soft freeze in the Qualified Plan was adopted whereby no new employees hired will be admitted to the Qualified Plan, with the exception of the International Association of Machinists and Aerospace Workers Union whose contract was amended in June 2012 to include a soft freeze with an effective date of July 15, 2012. All eligible participants who were previously admitted to the plan prior to the applicable soft freeze dates will continue to accrue benefits as detailed in the plan agreements.

Through our wholly owned subsidiary NEPTCO, the Company has a third defined benefit pension plan (“NEPTCO Pension Plan”) covering our union employees at our Pawtucket facility. This plan was frozen effective October 31, 2006, and as a result, no new participants can enter the plan and the benefits of current participants were frozen as of that date. The benefits are based on years of service and the employee’s average compensation during the earlier of five years before retirement, or October 31, 2006. The NEPTCO Pension Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the NEPTCO Pension Plan is August 31, 2015.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following tables reflect the status of the Company’s pension plans for the years ended August 31, 2015, 2014 and 2013:

	Year Ended August 31,
	2015	2014	2013
Change in benefit obligation
Projected benefit obligation at beginning of year	$18,279	$15,651	$17,322
Service cost	349	323	352
Interest cost	678	643	503
Assumption change	40	—	—
Actuarial loss	1,762	2,933	1,019
Curtailments	—	—	24
Settlements	(619)	(1,233)	(3,443)
Benefits paid	(89)	(38)	(126)
Projected benefit obligation at end of year	$20,401	$18,279	$15,651

Change in plan assets
Fair value of plan assets at beginning of year	$8,818	$8,826	$9,405
Actual return on plan assets	(296)	996	690
Employer contribution	306	267	2,300
Settlements	(619)	(1,233)	(3,443)
Benefits paid	(89)	(38)	(126)
Fair value of plan assets at end of year	$8,120	$8,818	$8,826

Funded status at end of year	$(12,281)	$(9,461)	$(6,825)

	Year Ended August 31,
	2015	2014	2013
Amounts recognized in consolidated balance sheets
Non-current assets	$634	$962	$1,014
Current liabilities	(14)	(5)	(5)
Non-current liabilities	(12,901)	(10,418)	(7,834)
Net amount recognized in Consolidated Balance Sheets	$(12,281)	$(9,461)	$(6,825)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$18,784	$16,362	$13,842
Projected benefit obligations	$20,401	$18,279	$15,651
Plan assets at fair value	$8,120	$8,818	$8,826

Amounts recognized in accumulated other comprehensive Income
Prior service cost	$61	$64	$67
Net actuarial loss	9,417	7,567	5,561
Adjustment to pre-tax accumulated other comprehensive income	$9,478	$7,631	$5,628

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	Year Ended August 31,
	2015	2014	2013
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$4,371	$2,647	$979
Amortization of loss	(667)	(293)	(250)
Assumption change	(1,667)	—	—
Amortization of prior service cost	(3)	(3)	(13)
Effect of settlement on accumulated other comprehensive income	(188)	(348)	(1,198)
Total recognized in other comprehensive income	1,846	2,003	(482)

Net periodic pension cost	1,280	900	1,690

Total recognized in net periodic pension cost and other comprehensive income	$3,126	$2,903	$1,208

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$3	$3	$3
Net actuarial loss	574	307	293

Prior service cost arose from the amendment of the plan’s benefit schedules to comply with the Tax Reform Act of 1986 and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Components of net periodic pension cost for the fiscal years ended August 31, 2015, 2014 and 2013 included the following:

	2015	2014	2013
Components of net periodic benefit cost
Service cost	$349	$323	$352
Interest cost	678	643	503
Expected return on plan assets	(605)	(710)	(651)
Amortization of prior service cost	3	3	13
Amortization of accumulated loss	667	293	250
Settlement and curtailment loss	188	348	1,223
Net periodic benefit cost	$1,280	$900	$1,690

Weighted‑average assumptions used to determine benefit obligations as of August 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Discount rate
Qualified plan	4.16%	3.83%	4.54%
Supplemental plan	3.22%	3.01%	3.76%
NEPTCO plan	4.30%	4.06%	4.63%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

Weighted‑average assumptions used to determine net periodic benefit cost for the years ended August 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Discount rate
Qualified plan	3.83%	4.54%	3.40%
Supplemental plan	3.01%	3.76%	3.14%
NEPTCO plan	4.06%	4.63%	3.77%
Expected long-term return on plan assets
Qualified plan	7.00%	8.00%	8.00%
Supplemental plan	—%	—%	—%
NEPTCO plan	7.00%	8.00%	8.00%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

It is the Company’s policy to evaluate, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high‑quality, long‑term obligations. The Moody’s Corporate Aa Bond index has generally been used as a benchmark for this purpose, with adjustments made if the duration of the index differed from that of the plan. For periods since August 31, 2008, the discount rate has been determined by matching the expected payouts from the respective plans to the spot rates inherent in the Citigroup Pension Discount Curve. A single rate is then developed, that when applied to the expected cash flows, results in the same present value as determined using the various spot rates. The Company believes that this approach produces the most appropriate approximation of the plan liability.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company’s primary pension obligation, of approximately $76 for the Qualified Plan and $2 for the Supplemental Plan. For the current fiscal year, the NEPTCO Pension Plan expense is insignificant so sensitivity disclosure is not presented. The expected return on plan assets is derived from a periodic study of long‑term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $75 for the Qualified Plan. No rate of return is assumed for the Supplemental Plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

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

The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to the plans’ obligations. This includes investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.

The Qualified Plan assets are invested in a diversified mix of both domestic and foreign equity investments and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company’s expected return for the Qualified Plan is 7.0%. To determine the expected long‑term rate of return on the assets for the Qualified Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

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

The Qualified Plan has the following target allocation and weighted‑average asset allocations as of August 31, 2015, 2014 and 2013:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2015	2014	2013
Equity securities	40-70%	44%	43%	56%
Debt securities	20-50%	56%	51%	40%
Real estate	0-15%	—%	—%	4%
Other	0-10%	—%	6%	—%
Total	100%	100%	100%	100%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

NEPTCO Pension Plan Assets

The investment policy for the NEPTCO Pension Plan is based on ERISA standards for prudent investing. The fundamental goal underlying the investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plan as these obligations come due. The primary investment objectives include maximization of return within reasonable and prudent levels of risk, provision of returns comparable to returns for similar investment options, provision of exposure to a wide range of investment opportunities in various asset classes and vehicles, control administrative and management costs, provision of appropriate diversification within investment vehicles, and govern investment manager’s adherence to stated investment objectives and style.

The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to the plans’ obligations. This includes investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.

The NEPTCO Pension Plan assets are invested in a diversified mix of fixed income, and both domestic and foreign equity investments. The ongoing monitoring of investments is a regular and disciplined process and confirms that the criteria remain satisfied. The process of monitoring investment performance relative to specified guidelines is consistently applied.

The Company’s expected return for the NEPTCO Pension Plan is 7.0%. To determine the expected long‑term rate of return on the assets for the NEPTCO Pension Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

The NEPTCO Pension Plan has the following target allocation and weighted‑ average asset allocations as of August 31, 2015, 2014 and 2013:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2015	2014	2013
Equity securities	20-65%	41%	30%	56%
Debt securities	35-80%	53%	60%	44%
Other	0-10%	6%	10%	—%
Total	100%	100%	100%	100%

Fair Market Value of Pension Plan Assets

The Company is required to categorize pension plan assets using a three‑tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table presents the Company’s pension plan assets at August 31, 2015 and 2014 by asset category:

		Fair value measurements at				Fair value measurements at
		August 31, 2015:				August 31, 2014:
			Significant				Significant
		Quoted prices	other	Significant		Quoted prices	other	Significant
		in active	observable	unobservable		in active	observable	unobservable
	August 31,	markets	inputs	inputs	August 31,	markets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)	2014	(Level 1)	(Level 2)	(Level 3)
Asset Category
Equity securities	$3,548	$3,548	$—	$—	$3,629	$3,629	$—	$—
Debt securities	4,496	4,496	—	—	4,610	4,610	—	—
Other	76	76	—	—	579	579	—	—

Total	$8,120	$8,120	$—	$—	$8,818	$8,818	$—	$—

Level 1 Assets: The fair values of the common stocks, corporate bonds and U.S. Government securities included in this tier are based on the closing price reported on the active market where the individual securities are traded.

Estimated Future Benefit Payments

The following pension benefit payments (which include expected future service) are assumed to be paid in each of the following fiscal years based on the participants’ normal retirement age:

Year ending August 31,	Pension Benefits
2016	$358
2017	347
2018	632
2019	382
2020	13,630
2021-2025	$2,192

The Company contributed $306,  $267 and $2,300 to fund its obligations under the pension plans for the years ended August 31, 2015, 2014 and 2013, respectively. The Company plans to make the necessary contributions during fiscal 2016 to ensure its pension plans continue to be adequately funded given the current market conditions.

Note 10—Stockholders’ Equity

2013 Equity Incentive Plan

In October 2012, the Company adopted, and the stockholders subsequently approved, the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2013 Plan is 1,200,000. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2015, the Company had not yet made any awards under the 2013 Plan.

2005 Incentive Plan

In November 2005, the Company adopted, and the stockholders subsequently approved, the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2005 Plan was initially 1,000,000. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2015, 11,637 shares remained available for future grant under the 2005 Plan. No incentive stock options may be granted under the 2005 Plan after November 23, 2015, and the 2005 Plan will terminate and no other awards may be granted thereunder on the date of the annual meeting of the Board of Directors immediately following such date.

2001 Senior Management Stock Plan and 2001 Non-Employee Director Stock Option Plan

In October 2002, the Company adopted, and the stockholders subsequently approved, the 2001 Senior Management Stock Plan and the 2001 Non‑Employee Director Stock Option Plan (the “2001 Plans”). The 2001 Plans reserved 1,500,000 and 180,000 shares of the Company’s common stock for grants related to the Senior Management Stock Plan and Non‑Employee Director Stock Option Plan, respectively.

Under the terms of the Senior Management Stock Plan, equity awards may be granted in the form of incentive stock options, non‑qualified stock options and restricted stock. Options granted under the Non‑Employee Director Stock Option Plan were issued as non‑qualified stock options. Options granted under the 2001 Plans generally vest over a period ranging from three to five years and expire after ten years. The Company is no longer granting equity awards under the 2001 Plans.

Restricted Stock

Employees and Executive Management

In August 2010, the Board of Directors of the Company approved the fiscal year 2011 Long Term Incentive Plan (“LTIP”) for the executive officers. The fiscal 2011 LTIP is an equity-based plan with a grant date of September 1, 2010. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service-based restricted stock grant of 32,835 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2013, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time‑based restricted stock grant of 16,417 shares in the aggregate, and a vesting date of August 31, 2013, for which compensation expense was recognized on a ratable basis over the vesting period.

Based on the fiscal year 2011 financial results, 32,835 additional shares of restricted stock (total of 65,670 shares) were earned and granted subsequent to the end of fiscal year 2011 in accordance with the performance measurement criteria. No further performance‑based measurements apply to this award.

In April 2011, the Board of Directors of the Company approved a plan for issuing a time‑based restricted stock grant of 4,249 shares in the aggregate to certain non‑executive officer employees, with an issue date of April 30, 2011 and a vesting date of April 30, 2014. Compensation expense was recognized on a ratable basis over the vesting period.

In August 2011, the Board of Directors of the Company approved the fiscal year 2012 LTIP for the executive officers. The fiscal 2012 LTIP is an equity based plan with a grant date of September 1, 2011. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service based restricted stock grant of 33,798 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2014, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time‑based restricted stock grant of 16,899 shares in the aggregate, and a vesting date of August 31, 2014, for which compensation expense was recognized on a ratable basis over the vesting period.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Based on the fiscal year 2012 financial results, 33,798 additional shares of restricted stock (total of 67,596 shares) were earned and granted subsequent to the end of fiscal year 2012 in accordance with the performance measurement criteria. No further performance‑based measurements apply to this award.

In August 2011, the Board of Directors of the Company approved a plan for issuing a time‑based restricted stock grant of 5,037 shares in the aggregate to certain non‑executive officer employees, with an issue date of September 1, 2011 and a vesting date of August 31, 2014. Compensation expense was recognized on a ratable basis over the vesting period.

In December 2011, restricted stock in the amount of 1,887 shares related to the April 2011 grant was forfeited in conjunction with the termination of employment of a non‑executive officer of the Company.

In March 2012, the Board of Directors of the Company approved a plan for issuing a time‑based restricted stock grant of 1,368 shares to a non‑executive officer employee, with an issue date of March 8, 2012 and a vesting date of August 31, 2012. Compensation expense was recognized on a ratable basis over the vesting period.

In October 2012, the Board of Directors of the Company approved the fiscal year 2013 LTIP for the executive officers and other members of management. The 2013 LTIP is an equity based plan with a grant date of October 22, 2012. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service based restricted stock grant of 11,861 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2015,  for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time‑based restricted stock grant of 16,505 and 1,931 shares in the aggregate, with vesting dates of August 31, 2015 and August 31, 2013, respectively, for which compensation expense was recognized on a ratable basis over the vesting period.

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

In August 2014, the Board of Directors of the Company approved the fiscal year 2015 LTIP for the executive officers and other members of management.  The 2015 LTIP is an equity-based plan with a grant date of September 1, 2014. In addition to the stock option component described below, the plan contains the following restricted stock components:  (a) a performance and service-based restricted stock grant of 6,993 shares in the aggregate, subject to adjustment based on fiscal 2015 results, with a vesting date of August 31, 2017, for which compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) time-based restricted stock grant of  7,005 and 1,127  shares (total of 8,132 shares)  in the aggregate, with vesting dates of August 31,

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

2017 and September 1, 2014, respectively.  Compensation expense is being recognized on a ratable basis over the vesting period.

During the third quarter of fiscal 2015, an additional 16,000 restricted shares were issued to non-executive members of management; 15,000 with a vesting date of April 16, 2020 and 1,000 with a vesting date of January 31, 2018. Compensation expense is being recognized on a ratable basis over the vesting period.

Non-Employee Board of Directors

In February 2012, as part of their standard compensation for board service, non-employee members of the Board received a total grant of 10,085 shares of restricted stock for service for the period from January 31, 2012 through January 31, 2013. The shares of restricted stock vested at the conclusion of the service period. Compensation expense was recognized on a ratable basis over the twelve-month vesting period.

In February 2013, as part of their standard compensation for board service, non‑employee members of the Board received a total grant of 7,706 shares of restricted stock for service for the period from January 31, 2013 through January 31, 2014. The shares of restricted stock vested at the conclusion of this service period. Compensation expense was recognized on a ratable basis over the twelve-month vesting period.

In February 2014, as part of their standard compensation for board service, non-employee members of the Board received a total grant of 4,878 shares of restricted stock for service for the period from January 31, 2014 through January 31, 2015.  The shares of restricted stock vested at the conclusion of this service period. Compensation expense was recognized on a ratable basis over the twelve-month vesting period.

In February 2015, as part of their standard compensation for board service, non-employee members of the Board received a total grant of 5,361 shares of restricted stock for service for the period from January 31, 2015 through January 31, 2016.  The shares of restricted stock vest one year from the date of grant, the conclusion of this service period.  Compensation expense is recognized on a ratable basis over the twelve-month vesting period.

Stock Options

In March 2012, the Board of Directors of the Company authorized a grant of stock options to a non‑executive officer employee to purchase 6,630 shares of common stock with an exercise price of $14.62 per share. The options vested in three equal annual allotments ending on March 8, 2015. The options will expire on March 8, 2022. Compensation expense was recognized over the period of the award on an annual basis consistent with the vesting terms.

In October 2012, the Board of Directors of the Company approved the fiscal year 2013 LTIP for the executive officers and other members of management. The 2013 LTIP is an equity based plan with a grant date of October 22, 2012 and included options to purchase 43,964 shares of common stock in the aggregate with an exercise price of $16.00 per share. The options vested in three equal annual allotments ending on August 31, 2015. The options will expire on October 22, 2022. Compensation expense was recognized over the period of the award on an annual basis consistent with the vesting terms.

In September 2013, the Board of Directors of the Company approved the fiscal year 2014 LTIP for the executive officers and other members of management.  The 2014 LTIP is an equity-based plan with a grant date of September 1, 2013 and included options to purchase 25,969 shares of common stock in the aggregate with an exercise price of $29.72 per share.  The options vest in three equal annual allotments beginning on August 31, 2014 and ending on August 31, 2016. The options will expire on August 31, 2023.  Compensation expense is recognized over the period of the award on an annual basis consistent with the vesting terms.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In August 2014, the Board of Directors of the Company approved the fiscal year 2015 LTIP for the executive officers and other members of management.  The 2015 LTIP is an equity-based plan with a grant date of September 1, 2014 and included options to purchase 22,750 shares of common stock in the aggregate with an exercise price of $35.50 per share.  The options vest in three equal annual installments beginning on August 31, 2015 and ending on August 31, 2017. Of the options granted, 7,438 will expire on August 31, 2024 and 15,312 will expire on September 1, 2024.  Compensation expense is recognized over the period of the award on an annual basis consistent with the vesting terms.

The following table summarizes information about stock options outstanding as of August 31, 2015:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$11.15	25,000	4.0	$11.15	$709	25,000	$11.15	$709
$12.70	54,309	5.0	$12.70	$1,455	54,309	$12.70	$1,455
$12.77	65,020	6.0	$12.77	$1,738	65,020	$12.77	$1,738
$14.62	4,420	6.5	$14.62	$110	4,420	$14.62	$110
$16.00	37,066	7.1	$16.00	$871	37,066	$16.00	$871
$16.53	81,743	3.1	$16.53	$1,878	81,743	$16.53	$1,878
$29.72	23,081	8.0	$29.72	$226	15,385	$29.72	$151
$35.50	22,750	9.0	$35.50	$91	7,581	$35.50	$30
	313,389	5.4	$16.92	$7,078	290,524	$15.61	$6,942

All stock option plans have been approved by the Company’s stockholders. Options are granted with an exercise price that is equal to the closing market value of the Company’s common stock on the day preceding the grant date.

A summary of the transactions of the Company’s stock option plans for the years ended August 31, 2015, 2014 and 2013 is presented below:

	Officers and Employees	Weighted Average Exercise Price
Options outstanding at August 31, 2012	557,882		$14.23
Granted	43,964		$16.00
Exercised	(49,042)		11.46
Forfeited or cancelled	—	$
Options outstanding at August 31, 2013	552,804		$14.48
Granted	25,969		$29.72
Exercised	(114,872)		$14.06
Forfeited or cancelled	—
Options outstanding at August 31, 2014	463,901		$15.43
Granted	22,750		$35.50
Exercised	(169,038)		$15.21
Forfeited or cancelled	(4,224)		22.25
Options outstanding at August 31, 2015	313,389		$16.92
Options exercisable at August 31, 2015	290,524		$15.61

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The weighted average grant date fair value of options granted in the years ended August 31, 2015, 2014 and 2013 was $12.10,  $10.52 and $4.23 per share, respectively.

The total pretax intrinsic value of stock options exercised was $3,972, $2,153 and $678 for the years ended August 31, 2015, 2014, and 2013, respectively.

Excluding the common stock currently reserved for issuance upon exercise of the 313,389 outstanding options, there are 1,211,637 shares of common stock available for future issuance under the Company’s equity compensation plans. This number includes 11,637 shares remaining under the 2005 Incentive Plan, which by its terms is scheduled to terminate on the date of the annual meeting of the Board of Directors immediately following November 23, 2015. Based on historic experience, management estimates all outstanding stock options will vest.

The income tax benefit realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was $1,131,  $1,324 and $622 for the years ended August 31, 2015, 2014 and 2013, respectively.

As of August 31, 2015, unrecognized expense related to all stock-based compensation described above was  $1,524 (including $1,390 for restricted stock and $134 for stock options), which will be recognized over the next five fiscal years.

Note 11—Segment Data

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment reflects specified products that are used in or integrated into another company’s product with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and wind energy composite materials and elements.  This segment also includes glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress and which we operated as a joint venture prior to October 31, 2014. Further, beginning January 30, 2015, the Industrial Materials segment includes microspheres, sold under the Dualite brand, and polyurethane dispersions, both obtained through acquisition, and included in the Company’s specialty chemical intermediates product line.

The Construction Materials segment is composed of typically project-oriented product offerings that are primarily sold and used as “Chase” branded products. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, adhesives and sealants used in architectural and building envelope waterproofing applications, high-performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following tables summarize information about the Company’s segments, reflective of reclassifications made to certain prior period expenses:

	Years Ended August 31,
	2015		2014		2013
Revenue
Industrial Materials	$176,547		$169,657		$163,474
Construction Materials	61,499		54,349		52,588
Total	$238,046		$224,006		$216,062

Income before taxes
Industrial Materials	$46,388	(a)	$48,775	(c), (d)	$35,617	(c), (f)
Construction Materials	17,272		11,209	(c)	11,138	(c)
Total for reportable segments	63,660		59,984		46,755
Corporate and common costs	(22,434)	(b)	(19,494)	(c),(e)	(20,945)	(c),(g)
Total	$41,226		$40,490		$25,810

Includes the following costs by segment:
Industrial Materials
Interest	$913		$959		$928
Depreciation	4,050		4,650		4,914
Amortization	5,178		3,094		3,082

Construction Materials
Interest	$150		$184		$366
Depreciation	1,123		982		921
Amortization	1,584		1,727		1,684

(a)	Includes $65 of expense related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical intermediates product line
(b)

Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical intermediates product line, and $188 of pension related settlement costs due to the timing of lump sum distributions

(c)

Includes the reclassification of $8,760 and $9,217 for fiscal years 2014 and 2013, respectively, of expenses from the Industrial Materials segment, and the reclassification of $3,052 and $4,675 for fiscal years 2014 and 2013, respectively, of expenses from the Construction Materials segment, in each case resulting in a corresponding net increase in Corporate and Common Costs for such years. The reclassification reflects the methodology with which the Company internally reviews expenses in the current year

(d)	Includes $5,706 gain on sale of Insulfab product line
(e)	Includes $348 of pension related settlement costs due to the timing of lump sum distributions.
(f)	Includes $564 of expenses related to inventory step up in fair value related to the NEPTCO acquisition and $521 of pension related settlement costs due to the timing of lump sum distributions
(g)	Includes $595 of pension related settlement costs due to the timing of lump sum distributions

	As of August 31,
	2015	2014
Total assets
Industrial Materials	$146,870	$127,820
Construction Materials	48,016	50,972
Total for reportable segments	194,886	178,792
Corporate and common assets	63,011	66,753
Total	$257,897	$245,545

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 12—Export Sales and Foreign Operations

Export sales from continuing domestic operations to unaffiliated third parties were $27,955,  $21,212 and $22,827 for the years ended August 31, 2015, 2014 and 2013, respectively. Export sales increased in fiscal 2015 as compared to both fiscal 2014 and fiscal 2013 primarily due to increased sales into developing markets in Asia Pacific in fiscal 2015, as well as growth in sales to Canada.

The Company’s products are sold world-wide. For the years ended August 31, 2015, 2014 and 2013, sales from its operations located in the United Kingdom accounted for 13%,  10% and 7%, respectively, of the Company’s total revenue. No other foreign geographic area accounted for more than 10% of total revenue for any of the three years ended August 31, 2015.

As of August 31, 2015 and 2014, the Company had long‑lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $3,947 and $4,349, respectively, located in the United Kingdom. These balances exclude goodwill and intangibles of $8,266 and $9,924, as of August 31, 2015 and 2014, respectively. No foreign geographic area accounted for more than 10% of the Company’s total assets as of August 31, 2015 and 2014.

Note 13—Supplemental Cash Flow Data

Supplemental cash flow information for the years ended August 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Income taxes paid	$11,987	$15,084	$9,913
Interest paid	1,114	$1,224	$1,545

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$2,180	$1,550	$488
Property, plant and equipment additions included in accounts payable	$53	$91	$112
Deferred tax assets and liabilities acquired from non-controlling interest	$446	$—	$—

Acquisition of specialty chemical intermediates product line
Inventory	$610
Property, plant and equipment	1,064
Goodwill	6,371
Intangible assets	25,240
Payments for acquisitions	$(33,285)

Sale of Insulfab product line
Current assets (excluding cash)		$(3,153)
Property and equipment		(1,062)
Accounts payable and accrued liabilities		3
Gain on sale of business		(5,706)
Cash received from sale of product line, net of transaction costs		$9,918

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 14—Acquisitions

Acquisition of outstanding non-controlling membership interest in NEPTCO JV LLC

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) that had been owned by its joint venture partner, an otherwise unrelated party.  The purchase consideration due at the time of closing was not deemed to be material to the Company, and is subject to certain contingent adjustments based on certain future events related to the JV. The Company does not believe that these contingent adjustments will be material to the Company. The purchase was funded entirely with available cash on hand.  Because of the Company’s controlling financial interest, the JV’s assets, liabilities and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO.  Given the Company’s 100% ownership as of October 31, 2014, in subsequent periods the Company will continue to fully consolidate assets, liabilities and results of operations, but will no longer record an offsetting amount for a non-controlling interest.  See Note 15 for additional information on the JV.

Acquisition of Specialty Chemical Intermediates Product Line

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”) for a purchase price of $33,285, after working capital adjustments and excluding any acquisition related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite brand, located in Greenville, SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location. The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for three years following the acquisition. The purchase was funded entirely with available cash on hand.

Since the effective date for this acquisition, January 30, 2015, the financial results of the specialty chemical intermediates product line, have been included in the Company’s financial statements within the Industrial Materials operating segment. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $584 of acquisition related costs during the year ended August 31, 2015.

Purchase accounting was completed in the quarter ended May 31, 2015 with no material adjustments made to the initial amounts recorded at the end of the second fiscal quarter. The purchase price has been allocated to the acquired tangible and identifiable intangible assets assumed based on their fair values as of the date of the acquisition:

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

All assets, including goodwill, acquired as part of the specialty chemical intermediates product line are included in the Industrial Materials operating segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Customer relationships	$21,300	8	years
Technology	2,700	7	years
Trade name	910	7	years
Backlog	330	2	months
Total intangible assets	$25,240

Supplemental Pro Forma Data (unaudited)

The following table presents the pro forma results of the Company for the years ended August 31, 2015 and 2014, as though the specialty chemical intermediates product line acquisition described above occurred on September 1, 2013, the first day of fiscal 2014. The actual revenue and expenses for the specialty chemical intermediates product line acquisition are included in the Company’s fiscal 2015 consolidated results beginning on January 30, 2015. Revenue and net gain attributable to Chase Corporation for the specialty chemicals intermediates product line since the acquisition date included in the consolidated statement of operations are $12,449 and $770, respectively, inclusive of the effects of the $584 in acquisition costs, $65 in sale of inventory step-up cost and additional amortization expense recognized subsequent to the transaction. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition related costs, sale of inventory step-up cost and the income tax impact of the pro-forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2013.

	Years Ended August 31,
	2015	2014
Revenue	$246,575	$244,881
Net income	27,805	27,879
Net income attributable to Chase Corporation	27,710	27,987

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$3.02	$3.08
Diluted earnings per share	$2.97	$3.00

Note 15—Joint Venture

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) that had been owned by its joint venture partner, an otherwise unrelated party. The purchase consideration is subject to certain contingent adjustments based on certain future events related to the JV. The purchase price, including these contingent adjustments, was not, nor will it be, material to the Company. Because of the Company’s controlling financial interest, the JV’s assets, liabilities, and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non‑controlling interest. The ($95) recorded in the Consolidated Statement of Operations as Net (gain) loss attributable to non-controlling interest for the year ended August 31, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The Company accounted for the joint venture partner’s non-controlling interest in the JV under ASC Topic 810 “Consolidations” (“ASC 810”). Based on the criteria in ASC 810, the Company had determined that the JV qualified as a variable interest entity (“VIE”).

Under the JV agreement, which terminated with the Company’s October 2014 acquisition of the 50% outstanding non-controlling membership interest in the JV, the JV had agreed to purchase a minimum of 80% of its total glass fiber requirements from the joint venture partner. Additionally, the JV agreed to purchase private‑label products exclusively from an affiliate of the joint venture partner; however, the JV was not subject to a minimum purchase requirement on private‑label products. Purchases from the joint venture partner totaled $332 for the period from September 1, 2014 through October 31, 2014 and $1,610 for the year ended August 31, 2014, respectively.

Note 16—Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The Company uses a three‑tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial liabilities measured at fair value other than long‑term debt and that its financial assets are currently all classified within Level 1or Level 2 in the fair value hierarchy. The financial assets classified as Level 1 and Level 2 as of August 31, 2015 and 2014 represent investments which are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of August 31, 2015 and 2014:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	August 31, 2015	$1,410	$1,394	16	—

Restricted investments	August 31, 2014	$1,256	$1,216	40	—

The following table presents the fair values of the Company’s long‑term debt as of August 31, 2015 and 2014 which is recorded at its carrying amount:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	August 31, 2015	$51,800	$—	51,800	—

Long-term debt	August 31, 2014	$58,800	$—	58,800	—

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The carrying value of the long‑term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates.

Note 17—Net Income Per Share

The determination of earnings per share under the two‑class method is as follows:

	Years Ended August 31,
	2015	2014	2013
Net income attributable to Chase Corporation	$26,318	$26,631	$17,214
Less: Allocated to participating securities	214	449	396
Available to common shareholders	$26,104	$26,182	$16,818
Basic weighted average shares outstanding	9,086,043	8,952,026	8,860,972

Additional dilutive common stock equivalents	168,011	213,640	117,466

Diluted weighted average shares outstanding	9,254,054	9,165,666	8,978,438
Net income available to common shareholders, per common and common equivalent share
Basic	$2.87	$2.92	$1.90
Diluted	$2.82	$2.86	$1.87

For the year ended August 31, 2015, stock options to purchase 20,271 shares of common stock were outstanding, but were not included in the calculation of diluted net income per share because their inclusion would be anti‑dilutive. No stock options were excluded from the calculation for the years ended August 31, 2014 and 2013. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock, restricted stock units and stock options.

Note 18—Sale of Insulfab Product Line

On October 7, 2013, the Company sold substantially all of its property and assets, including intellectual property, comprising the Insulfab® product line, to an unrelated third party (“Buyer”). The Insulfab product line is primarily focused on manufacturing high quality, engineered barrier laminates used in aerospace applications. The sale proceeds of $7,394 were subject to certain post-closing adjustments based on the change in the final net book value compared to the bid date net book value.  In the quarter ended November 30, 2013, management determined these post-closing adjustments resulted in an increase in the sale proceeds of $2,516 based on the increase of inventory sold to the Buyer at closing.  This adjustment was settled and paid by the Buyer to the Company in the quarter ended February 28, 2014, net of amounts held in escrow.

This transaction resulted in a pre-tax book gain of $5,706  ($3,709 after-tax gain) which was recorded in the quarter ended November 30, 2013.  The portion of the sale price held in escrow of $739 was recorded as a current asset (Due from sale of product line) as of August 31, 2014 and was available to resolve any submitted claims or adjustments up to 18 months from the closing date of the Insulfab sale. The escrow was released and the Company received the full $739 in the third quarter of fiscal 2015.

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

       In the fourth quarter of fiscal 2015, Chase entered into an agreement to sell certain assets of its structural composites product line, to an otherwise unrelated party. At August 31, 2015, this transaction was conditional upon the execution of a definitive asset purchase and sales agreement and certain other deliverables including the transfer of tangible assets and intellectual property.  On November 10, 2015 (the first quarter of fiscal 2016), the Company executed a definitive sales agreement, for these assets, for the sale price of $2,185.

       The following table summarizes information about the assets held for sale as of August 31, 2015:

August 31, 2015
Property, plant and equipment	$773
Patents and other intangible assets	316
Total	$1,089

Note 20—Commitments and Contingencies

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

Note 21—Related Party Agreements

As part of the Company’s purchase of NEPTCO in June 2012, it also acquired NEPTCO’s 50% ownership stake in its financially‑controlled joint venture, NEPTCO JV LLC (“JV”). The JV was originally formed by NEPTCO and a joint venture partner, Owens Corning, in 2003, whereby each member’s fiber optic strength elements businesses were combined. Prior to the Company’s October 31, 2014 purchase of the outstanding 50% non-controlling membership interest from its joint venture partner, this venture, which was  50% owned by each member, was managed and operated on a day‑to‑day basis by the Company.  While operating under the joint ownership of the members, the JV had agreed to purchase a minimum of 80% of its total glass fiber requirements from Owens Corning. Additionally, the JV had agreed to purchase private‑label products exclusively from an affiliate of the joint venture partner; however, the JV was not subject to a minimum purchase requirement on private‑label products. These purchase agreements were terminated on October 31, 2014. Purchases from our now-former joint venture partner totaled $1,610 and $1,818 for the years ended August 31, 2014 and 2013, respectively. Purchases from the joint venture partner totaled $332 for the period from September 1, 2014 through October 31, 2014. Please see Note 14 and 15 to the Company’s Consolidated Financial Statements for additional information on the JV.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 22—Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited operating results for each of the Company’s quarters in the years ended August 31, 2015 and 2014:

	Fiscal Year 2015 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$55,290	$51,380	$64,102	$64,118	$234,890
Gross Profit on Sales	20,810	17,145	23,958	23,775	85,688
Net income attributable to Chase Corporation	$6,905	$4,066	$7,166	$8,181	$26,318
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.76	$0.45	$0.78	$0.89	$2.87
Diluted	$0.74	$0.44	$0.77	$0.87	$2.82

	Fiscal Year 2014 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$53,655	$50,412	$56,973	$59,994	$221,034
Gross Profit on Sales	18,177	16,461	19,905	21,298	75,841
Net income attributable to Chase Corporation	$8,775	$4,520	$6,324	$7,012	$26,631
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.96	$0.50	$0.69	$0.77	$2.92
Diluted	$0.94	$0.48	$0.68	$0.75	$2.86

Note: Quarterly earnings per share amounts may not sum to earnings per share for the year due to rounding.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 23—Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2015	$670	$83	$(48)	$705
August 31, 2014	$696	$54	$(80)	$670
August 31, 2013	$817	$135	$(256)	$696

The following table sets forth activity in the Company’s warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2015	$270	$44	$(84)	$230
August 31, 2014	$248	$20	$2	$270
August 31, 2013	$249	$—	$(1)	$248

Note 24 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total
Balance at August 31, 2013	$144	$(3,578)	$(1,729)	$(5,163)

Other comprehensive gains (losses) before reclassifications	106	(1,796)	2,055	365
Reclassifications to net income of previously deferred (gains) losses	(41)	589	—	548
Other comprehensive income (loss)	65	(1,207)	2,055	913

Balance at August 31, 2014	$209	$(4,785)	$326	$(4,250)

Other comprehensive gains (losses) before reclassifications	(107)	(1,959)	(2,425)	(4,491)
Reclassifications to net income of previously deferred (gains) losses	(55)	810	—	755
Other comprehensive income (loss)	(162)	(1,149)	(2,425)	(3,736)
Balance at August 31, 2015	$47	$(5,934)	$(2,099)	$(7,986)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income:

	Amount of (Gain) Loss Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Year Ended	Year Ended	Location of (Gain) Loss Reclassified from Accumulated
	August 31, 2015	August 31, 2014	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(86)	$(63)	Selling, general and administrative expenses
Tax expense	31	22
Gain net of tax	$(55)	$(41)

Loss on Funded Pension Plan adjustments:
Change in funded status of pension plan	$61	$80	Cost of products and services sold
Change in funded status of pension plan	$1,219	$820	Selling, general and administrative expenses
Tax benefit	(470)	(311)
Loss net of tax	$810	$589

Total net loss reclassified for the period	$755	$548

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a - Controls and Procedures

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

Management’s report on internal control over financial reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2015.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of August 31, 2015, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9b – Other Information

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company’s code of ethics applicable to senior management, procedures for shareholder nominations to the Company’s Board of Directors, and the Company’s Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2015.  Information regarding the Company’s executive officers found in the section captioned “Executive Officers of the Registrant” in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

Item 11 - Executive Compensation

The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company’s Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2015.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2015.

The following table summarizes the Company’s equity compensation plans as of August 31, 2015.  Further details on the Company’s equity compensation plans are discussed in the notes to the consolidated financial statements.  The adoption of each of the Company’s equity compensation plans was approved by its shareholders.

	Number of shares of	Weighted
	Chase common	average exercise	Number of shares of
	stock to be issued	price of	Chase common stock
	upon the exercise of	outstanding	remaining available for
	outstanding options	options	future issuance

2001 Senior Management Stock Plan	114,136	$14.88	—
2005 Equity Incentive Plan	199,253	18.08	11,637
2013 Equity Incentive Plan	—	—	1,200,000
Total	313,389	$16.92	1,211,637

Item 13 - Certain Relationships and Related Transactions, and director independence

The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company’s Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2015.

Item 14 – Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K, relating to fees paid to the Company’s independent registered public accounting firm and pre-approval policies of the Company’s Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2015.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(1) and (2)Financial Statements and Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(a)(3)Exhibit Index:

Exhibit
Number	Description

3.1.1

Articles of Organization of Chase Corporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, filed on November 24, 2004 (the “2004 Form 10-K”)).

3.1.2

Articles of Amendment to Articles of Organization of Chase Corporation (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008, filed on April 9, 2008).

3.2	By-Laws (incorporated by reference from Exhibit 3.2 to the Company’s 2004 Form 10-K).

10.1

Amended and Restated Stock Agreement dated as of August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company’s current report on Form 8-K filed on September 2, 2004).*

10.2

Chase Corporation Employee’s Supplemental Pension Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008). *

10.3

Chase Corporation Employee’s Supplemental Savings Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008). *

10.4

Chase Corporation Non-Qualified Retirement Savings Plan for the Board of Directors, amended and restated effective January 1, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed on April 9, 2009). *

10.5.1

Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, filed on July 17, 2006).*

10.5.2

Severance Agreement between the Company and Adam P. Chase dated October 1, 2008 (incorporated by reference from Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 13, 2009 (the “2009 Form 10-K”). *

10.5.3

Offer letter dated August 19, 2014 by and between Chase Corporation and Kenneth J. Feroldi  (incorporated by reference from Exhibit 10.5.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, filed on November 14, 2014 (the “2014 Form 10-K”). *

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

10.7.2

Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*

10.7.3

Form of restricted stock unit award issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*

10.7.4

Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended February 29, 2008, filed on April 9, 2008).*

10.7.5

Form of restricted stock agreement issued under the Chase Corporation 2005 Incentive Plan for members of Executive Management (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2007, filed on January 9, 2008).*

10.7.6	Form of stock option award issued under the Chase Corporation 2005 Incentive Plan (incorporated by reference from Exhibit 10.11.6 to the Company’s 2009 Form 10-K). *

10.8	2013 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit A to the Company’s 2012 Proxy Statement filed on December 21, 2013).*

10.9.1

Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on January 14, 2005).*

10.9.2	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed on January 14, 2005).*

10.10.1	FY 2015 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 10.10.3 to the Company’s 2014 Form 10-K).*

10.10.2	FY 2015 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.10.4 to the Company’s 2014 Form 10-K).*

10.10.3	FY 2016 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company's current report on Form 8-K filed on September 4, 2015).*

10.10.4	FY 2016 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 99.2 to the Company's current report on Form 8-K filed on September 4, 2015).*

10.11.1

Endorsement Split-Dollar Agreement among the Company, Edward L. Chase, and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, filed on November 27, 1998).

10.11.2

Amendment to Endorsement Split-Dollar Agreement between the Company and Sarah Chase as trustee of the ELC Irrevocable Life Insurance Trust (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009, filed on April 9, 2009).

10.12.1

Credit Agreement dated as of June 27, 2012 by and among Chase Corporation, NEPTCO Incorporated, Bank of America, N.A. and the Guarantors and Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed July 3, 2012).

10.12.2

First Amendment dated November 14, 2012 to Credit Agreement dated June 27, 2012 by and among Chase Corporation, NEPTCO Incorporated, Bank of America, N.A. and the Guarantors and Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, filed on January 9, 2013).

10.13.1

Asset Purchase and Sale Agreement dated as of January 28, 2015 between Henkel Corporation, as the Seller and Chase Corporation, as the Buyer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, filed on April 9, 2015).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*      Identifies management plan or compensatory plan or arrangement.

(b)   See (a)(3) above.

(c)    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer
November 16, 2015

By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer
November 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Chase	Executive Chairman	November 16, 2015
Peter R. Chase

/s/ Adam P. Chase	Director, President and Chief Executive Officer (Principal executive officer)	November 16, 2015
Adam P. Chase

/s/ Kenneth J. Feroldi	Treasurer and Chief Financial Officer (Principal financial officer and principal accounting officer)	November 16, 2015
Kenneth J. Feroldi

/s/ Mary Claire Chase	Director	November 16, 2015
Mary Claire Chase

/s/ Everett Chadwick, Jr	Director	November 16, 2015
Everett Chadwick, Jr

/s/ John H. Derby III	Director	November 16, 2015
John H. Derby III

/s/ Lewis P. Gack	Director	November 16, 2015
Lewis P. Gack

/s/ George M. Hughes	Director	November 16, 2015
George M. Hughes

/s/ Ronald Levy	Director	November 16, 2015
Ronald Levy

/s/ Thomas Wroe, Jr	Director	November 16, 2015
Thomas Wroe, Jr