Form 10-Q
period 2015-11-30
CHASE CORP
filed 2016-01-11
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

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

The number of shares of Common Stock outstanding as of December 31, 2015 was 9,230,593.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2015

Item 1 — Unaudited Financial Statements

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2015	2015
ASSETS
Current Assets
Cash & cash equivalents	$51,454	$43,819
Accounts receivable, less allowance for doubtful accounts of $759 and $705	34,151	39,488
Inventories	29,332	29,476
Prepaid expenses and other current assets	2,446	2,174
Due from sale of business	457	—
Assets held for sale	—	1,089
Deferred income taxes	2,255	2,255
Total current assets	120,095	118,301

Property, plant and equipment, net	39,348	40,921

Other Assets
Goodwill	43,967	44,123
Intangible assets, less accumulated amortization of $30,537 and $28,882	42,847	44,852
Cash surrender value of life insurance	7,123	7,133
Restricted investments	1,508	1,410
Funded pension plan	671	634
Deferred income taxes	395	390
Other assets	350	133
	$256,304	$257,897
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$8,400	$8,400
Accounts payable	13,439	15,599
Accrued payroll and other compensation	2,745	6,286
Accrued expenses	3,996	4,448
Dividend payable	5,991	—
Accrued income taxes	2,314	2,783
Total current liabilities	36,885	37,516

Long-term debt, less current portion	41,300	43,400
Deferred compensation	2,303	2,230
Accumulated pension obligation	12,984	12,901
Other liabilities	79	85
Accrued income taxes	1,249	1,249
Deferred income taxes	6,188	6,174

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,228,383 shares at November 30, 2015 and 9,191,958 shares at August 31, 2015 issued and outstanding	923	919
Additional paid-in capital	14,701	14,296
Accumulated other comprehensive loss	(8,879)	(7,986)
Retained earnings	148,571	147,113
Total equity	155,316	154,342
Total liabilities and equity	$256,304	$257,897

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2015	2014

Revenue
Sales	$56,746	$55,290
Royalties and commissions	732	643
	57,478	55,933
Costs and Expenses
Cost of products and services sold	34,717	34,480
Selling, general and administrative expenses	11,510	10,795
Write-down of certain assets under construction (Note 8)	365	—

Operating income	10,886	10,658

Interest expense	(250)	(274)
Gain on sale of business (Note 8)	1,031	—
Other (expense) income	(31)	385

Income before income taxes	11,636	10,769

Income taxes	4,187	3,769

Net income	$7,449	$7,000

Add: net gain attributable to non-controlling interest	—	(95)

Net income attributable to Chase Corporation	$7,449	$6,905

Net income available to common shareholders, per common and common equivalent share

Basic	$0.81	$0.76

Diluted	$0.80	$0.74

Weighted average shares outstanding
Basic	9,141,620	9,050,048
Diluted	9,282,670	9,221,796

Annual cash dividends declared per share	$0.65	$0.60

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2015	2014
Net income	$7,449	$7,000

Other comprehensive income:
Net unrealized gain on restricted investments, net of tax	28	13
Change in funded status of pension plans, net of tax	94	110
Foreign currency translation adjustment	(1,015)	(2,092)
Total other comprehensive income (loss)	(893)	(1,969)
Comprehensive income	6,556	5,031

Comprehensive gain attributable to non-controlling interest	—	(95)

Comprehensive income attributable to Chase Corporation	$6,556	$4,936

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2015

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity
Balance at August 31, 2015	9,191,958	$919	$14,296	$(7,986)	$147,113	$154,342
Restricted stock grants, net of forfeitures	25,330	3	(3)			-
Amortization of restricted stock grants			248			248
Amortization of stock option grants			70			70
Exercise of stock options	13,398	1	190			191
Common stock received for payment of stock option exercises	(2,303)	(0)	(100)			(100)
Cash dividend accrued, $0.65 per share					(5,991)	(5,991)
Increase in Minimum Pension Liability, net of tax $52				94		94
Foreign currency translation adjustment				(1,015)		(1,015)
Net unrealized gain on restricted investments, net of tax $16				28		28
Net income					7,449	7,449
Balance at November 30, 2015	9,228,383	$923	$14,701	$(8,879)	$148,571	$155,316

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,449	$7,000
Adjustments to reconcile net income to net cash provided by operating activities
Loss on write-down of certain assets under construction	365	—
Gain on sale of business	(1,031)	—
Depreciation	1,473	1,417
Amortization	1,916	1,183
Provision for allowance for doubtful accounts	61	68
Stock based compensation	318	296
Realized gain on restricted investments	(2)	(1)
Decrease in cash surrender value life insurance	45	45
Excess tax expense from stock based compensation	—	(304)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	5,008	507
Inventories	36	(1,366)
Prepaid expenses & other assets	(279)	(307)
Accounts payable	(2,113)	(1,074)
Accrued compensation and other expenses	(3,793)	(3,527)
Accrued income taxes	(445)	(28)
Deferred compensation	73	24
Net cash provided by operating activities	9,081	3,933

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(418)	(592)
Cost to acquire intangible assets	—	(3)
Net proceeds from sale of business	1,500	—
Increase in restricted investments	(53)	(23)
Payments for cash surrender value life insurance	(46)	(46)
Net cash provided by (used in) investing activities	983	(664)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(2,100)	(1,750)
Proceeds from exercise of common stock options	91	—
Payments of statutory minimum taxes on stock options and restricted stock	—	(576)
Excess tax benefit from stock based compensation	—	304
Payment for acquisition of non-controlling interest	—	(500)
Net cash used in financing activities	(2,009)	(2,522)

INCREASE IN CASH & CASH EQUIVALENTS	8,055	747
Effect of foreign exchange rates on cash	(420)	(838)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	43,819	53,222
CASH & CASH EQUIVALENTS, END OF PERIOD	$51,454	$53,131

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$100	$1,075
Property, plant & equipment additions included in accounts payable	$12	$16
Annual cash dividend declared	$5,991	$5,477

See accompanying notes to the consolidated financial statements

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited consolidated financial statements, which included all information and notes necessary for such complete presentation for the three years ended August 31, 2015 in conjunction with its 2015 Annual Report on Form 10-K.

The results of operations for the interim period ended November 30, 2015 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentaion of the Company’s financial position as of November 30, 2015, the results of its operations, comprehensive income and cash flows for the interim periods ended November 30, 2015 and 2014, and changes in equity for the interim period ended November 30, 2015.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the US dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s UK-based operations are measured using the UK pound sterling as the functional currency and the financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The functional currency for all our other operations is the US  dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the consolidated statements of operations.

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”) for a purchase price of $33,285, excluding any acquisition-related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite® brand, located in Greenville, SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. We refer to these collectively as our specialty chemical intermediates product line. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location.  The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for  three years following the acquisition.  The purchase was funded entirely with available cash on hand. Since the effective date for this acquisition, the financial results of the specialty chemical intermediates product line have been included in the Company's financial statements within the Company’s Industrial Materials operating segment. Purchase accounting was completed in the quarter ended May 31, 2015 (third quarter of fiscal 2015) with no material adjustments made to the initial amounts recorded at the end of the second quarter of fiscal 2015. Please see Note 14 to the Consolidated Financial Statements for additional information on the acquisition of the specialty chemical intermediates product line.

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the "JV") owned by its now-former joint venture partner, an otherwise unrelated party. Because of the Company's controlling financial interest, the JV's assets, liabilities and results of operations have been consolidated within the Company's consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest subsequent to October 31, 2014. The $95 recorded in the Consolidated Statement of Operations as net gain attributable to non-controlling interest for the quarter ended November 30, 2014, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  The ASU will be effective for the Company beginning September 1, 2017 (fiscal 2018),  including interim periods in its fiscal year 2018, but with early adoption permitted.  The Company does not expect the adoption of ASU 2015-17 to have a material impact on its financial statements or presentation.

Note 3 — Inventories

Inventories consist of the following as of November 30, 2015 and August 31, 2015:

	November 30, 2015	August 31, 2015
Raw materials	$12,867	$12,937
Work in process	6,494	6,539
Finished goods	9,971	10,000
Total Inventories	$29,332	$29,476

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share”.  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two class method is as follows:

	Three Months Ended November 30,
	2015	2014

Basic Earnings per Share

Net income attributable to Chase Corporation	$7,449	$6,905
Less: Allocated to participating securities	67	52
Net income available to common shareholders	$7,382	$6,853

Basic weighted average shares outstanding	9,141,620	9,050,048
Net income per share - Basic	$0.81	$0.76

Diluted Earnings per Share

Net income attributable to Chase Corporation	$7,449	$6,905
Less: Allocated to participating securities	55	51
Net income available to common shareholders	$7,394	$6,854

Basic weighted average shares outstanding	9,141,620	9,050,048
Additional dilutive common stock equivalents	141,050	171,748
Diluted weighted average shares outstanding	9,282,670	9,221,796
Net income per share - Diluted	$0.80	$0.74

For the three months ended November 30, 2015, stock options to purchase 31,485 shares of common stock were outstanding, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  For the three months ended November 30, 2014, stock options to purchase 32,974 shares of common stock were outstanding, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents is the unvested portion of restricted stock and stock options.

Note 5 — Stock Based Compensation

In August 2014, the Board of Directors of the Company approved the fiscal year 2015 Long Term Incentive Plan (“2015 LTIP”) for the executive officers and other members of management.  The 2015 LTIP is an equity-based plan with a grant date of September 1, 2014 and contains a performance and service-based restricted stock grant of 6,993 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2017.  Based on the fiscal year 2015 financial results, 5,685 additional shares of restricted stock (total of 12,678 shares) were earned and granted subsequent to the end of fiscal year 2015 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In August 2015, the Board of Directors of the Company approved the fiscal year 2016 Long Term Incentive Plan (“2016 LTIP”) for the executive officers and other members of management.  The 2016 LTIP is an equity-based plan with a grant date of September 1, 2015 and contains the following equity components:

Restricted Shares — (a) a performance and service-based restricted stock grant of 6,962 shares in the aggregate, subject to adjustment based on fiscal 2016 results, with a vesting date of August 31, 2018.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; (b) time-based restricted stock grant of 7,683 shares in the aggregate, with a vesting date of August 31, 2018. Compensation expense is recognized on a ratable basis over the vesting period.

Stock options — options to purchase 21,275 shares of common stock in the aggregate with an exercise price of $39.50 per share.  The options will vest in three equal annual installments beginning on August 31, 2016 and ending on August 31, 2018. The options granted will expire on September 1, 2025. Compensation expense is recognized over the period of the award on an annual basis consistent with the vesting terms.

During the quarter ended November 30, 2015, an additional grant of 5,000 restricted shares was issued to a non-executive member of management with a vesting date of October 20, 2020. Compensation expense is recognized on a ratable basis over the vesting period.

Note 6 — Segment Data & Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics and printing services, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and wind energy composite materials and elements.  This segment also includes glass-based strength element products designed to allow fiber optic cables to withstand mechanical and environmental strain and stress and which we operated as a joint venture prior to October 31, 2014. Further, beginning January 30, 2015, the Industrial Materials segment includes microspheres, sold under the Dualite brand, and polyurethane dispersions, both obtained through acquisition, and included in the Company’s specialty chemical intermediates product line.

The Construction Materials segment is composed of typically project-oriented product offerings that are primarily sold and used as “Chase” branded products. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, adhesives and sealants used in architectural and building envelope waterproofing applications, high performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets. The following tables summarize information about the Company’s reportable segments:

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2015		2014
Revenue
Industrial Materials	$43,299		$42,395
Construction Materials	14,179		13,538
Total	$57,478		$55,933

Income before taxes
Industrial Materials	$12,929	(a)	$12,615
Construction Materials	5,455		3,873
Total for reportable segments	18,384		16,488
Corporate and common costs	(6,748)		(5,719)
Total	$11,636		$10,769

Includes the following costs by segment:
Industrial Materials
Interest	$187		$230
Depreciation	991		977
Amortization	1,560		770

Construction Materials
Interest	$63		$44
Depreciation	264		289
Amortization	356		413

(a)

Includes both a $1,031 gain on sale of our RodPack® wind energy business contained within our structural composites product line and a $365 write-down on certain assets under construction charge on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015.

The Company’s products are sold worldwide.  For the quarters ended November 30, 2015 and 2014, sales from its operations located in the United Kingdom accounted for 9% and 11% of total Company revenue, respectively. No other foreign geographic area accounted for more than 10% of consolidated revenue for the three month periods ended November 30, 2015 and 2014.

Total assets for the Company’s reportable segments as of November 30, 2015 and August 31, 2015:

	November 30,	August 31,
	2015	2015
Total assets
Industrial Materials	$142,168	$146,870
Construction Materials	43,809	48,016
Total for reportable segments	185,977	194,886
Corporate and common assets	70,327	63,011
Total	$256,304	$257,897

As of November 30, 2015 and August 31, 2015, the Company had long-lived assets (that provide future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

$3,818 and $3,947, respectively, located in the United Kingdom.   These balances exclude goodwill and intangibles of $7,857 and $8,266, as of November 30, 2015 and August 31, 2015, respectively, associated with its operations in the United Kingdom.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2015	$33,390	$10,733	$44,123
Foreign currency translation adjustment	(150)	(6)	(156)
Balance at November 30, 2015	$33,240	$10,727	$43,967

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified ten reporting units within its two operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying value of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows.

The Company evaluates the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of November 30, 2015 and August 31, 2015:

	Weighted-Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
November 30, 2015
Patents and agreements	12.5	years	$2,514	$2,265	$249
Formulas and technology	8.4	years	8,389	3,725	4,664
Trade names	5.9	years	7,257	4,306	2,951
Customer lists and relationships	9.3	years	55,224	20,241	34,983
			$73,384	$30,537	$42,847

August 31, 2015
Patents and agreements	12.5	years	$2,568	$2,267	$301
Formulas and technology	8.4	years	8,415	3,513	4,902
Trade names	5.9	years	7,278	4,088	3,190
Customer lists and relationships	9.3	years	55,473	19,014	36,459
			$73,734	$28,882	$44,852

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2015 and 2014 was $1,916 and $1,183, respectively.  Estimated amortization expense for the remainder of fiscal year 2016 and for the next five years is as follows:

Years ending August 31,
2016 (remaining 9 months)	$5,774
2017	7,280
2018	7,084
2019	6,392
2020	5,520
2021	5,257

Note 8 — Sale of RodPack Business

In November 2015, the Company sold our RodPack wind energy business, contained within our structural composites product line, to an otherwise unrelated party (“Buyer”) for proceeds of $2,186. The Company’s structural composites product line is a part of our Industrial Materials segment. The Company is not restricted in its use of the net proceeds from the sale.  At August 31, 2015, the related RodPack assets were recorded as assets held for sale on the consolidated balance sheet.

The following table summarizes information about the RodPack assets sold as of November 10, 2015 (the date of the sale) and August 31, 2015:

	November 10, 2015	August 31, 2015
Property, plant and equipment	$846	$773
Patents and other intangible assets	309	316
Total	$1,155	$1,089

The sale resulted in a pre-tax book gain of $1,031  ($660 after-tax gain) which was recorded within the consolidated statement of operations as gain on sale of business in the quarter ended November 30, 2015.  The Company received $1,500 of the proceeds in the quarter ended November 30, 2015 and, as per the agreement, will receive the remaining balance in three equal installments of $229 at six month intervals, with the final payment due 18 months after the date of the sale. The $457 current portion of the amount due has been recorded as a current asset (Due from sale of business) as of November 30, 2015, while the portion due in 18 months has been included in other long-term assets.  The payment of these owed amounts is not subject to any further contingency or deliverable. Further, the Company will provide ongoing development support to the Buyer for which we will receive additional consideration upon the completion of services.

The sale of this business prompted the Company to perform a review of other long-lived assets within the structural composites product line, as the sale (specifically the sale of the related intangible assets) resulted in a limitation of the Company’s capacity to sell certain other goods produced by the product line. This review resulted in the identification of construction in progress assets with a net book value of $365, which the Company fully wrote-down. This charge was recorded within the consolidated statement of operations as write-down of certain assets under construction during the quarter ended November 30, 2015.

Note 9 — Joint Venture

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) that had been owned by its joint venture partner, an otherwise unrelated party. The purchase consideration is subject to certain contingent adjustments based on certain future events related to the JV. The purchase price, including

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

these contingent adjustments, was not, nor will it be, material to the Company. Because of the Company’s controlling financial interest, the JV’s assets, liabilities, and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest. The $95 recorded in the consolidated statement of operations as net gain attributable to non-controlling interest for the three months ended November 30, 2014, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

The Company accounted for the joint venture partner’s non-controlling interest in the JV under ASC Topic 810 “Consolidations” (“ASC 810”). Based on the criteria in ASC 810, the Company had determined that the JV qualified as a variable interest entity (“VIE”).

Under the JV agreement, which terminated with the Company’s October 2014 acquisition of the 50% outstanding non-controlling membership interest in the JV, the JV had agreed to purchase a minimum of 80% of its total glass fiber requirements from the now-former joint venture partner. Additionally, the JV agreed to purchase private-label products exclusively from an affiliate of the now-former joint venture partner; however, the JV was not subject to a minimum purchase requirement on private-label products. Purchases from the now-former joint venture partner totaled $332 for the period from September 1, 2014 through October 31, 2014. The JV had an amount due to the other joint venture partner of $219 at November 30, 2014.

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

Note 11 — Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2015 and 2014 are as follows:

	Three Months Ended November 30,
	2015	2014
Components of net periodic benefit cost
Service cost	$74	$91
Interest cost	182	170
Expected return on plan assets	(129)	(153)
Amortization of prior service cost	1	1
Amortization of accumulated loss	143	167
Net periodic benefit cost	$271	$276

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2015, the Company has made contributions of $77 in the current fiscal year to fund its obligations under its pension plans and plans to make the necessary contributions over the remainder of fiscal 2016 to

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $16 in the first three months of the prior year.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of November 30, 2015 and August 31, 2015 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2015 and August 31, 2015:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	November 30, 2015	$1,508	$1,478	30	—

Restricted investments	August 31, 2015	$1,410	$1,394	16	—

The following table presents the fair value of the Company’s long-term debt as of November 30, 2015 and August 31, 2015, which is recorded at its carrying value:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	November 30, 2015	$49,700	$—	49,700	—

Long-term debt	August 31, 2015	$51,800	$—	51,800	—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total

Balance at August 31, 2015	$47	$(5,934)	$(2,099)	$(7,986)

Other comprehensive gains (losses) before reclassifications (1)	29	—	(1,015)	(986)
Reclassifications to net income of previously deferred (gains) losses (2)	(1)	94	—	93
Other comprehensive income (loss)	28	94	(1,015)	(893)
Balance at November 30, 2015	$75	$(5,840)	$(3,114)	$(8,879)

(1)	Net of tax benefit of $16, $0, $0, respectively.
(2)	Net of tax expense of $1, tax benefit of $52, $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of (Gain) Loss Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Three Months Ended November 30,		Location of (Gain) Loss Reclassified from Accumulated
	2015	2014	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(2)	$(1)	Selling, general and administrative expenses
Tax expense	1	—
Gain net of tax	$(1)	$(1)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$6	$5	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	$139	$164	Selling, general and administrative expenses
Tax benefit	(51)	(59)
Loss net of tax	$94	$110

Total net loss reclassified for the period	$93	$109

Note 14 — Acquisition of Specialty Chemical Intermediates Product Line

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”) for a purchase price of $33,285, after working capital adjustments and excluding any acquisition-related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite brand, located in Greenville,

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location. The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for three years. The purchase was funded entirely with available cash on hand.

Since the effective date for this acquisition, January 30, 2015, the financial results of the specialty chemical intermediates product line have been included in the Company’s financial statements within the Industrial Materials operating segment. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $584 of acquisition-related costs during the three-month period ended February 28, 2015 to acquisition related costs.

Purchase accounting was completed in the quarter ended May 31, 2015 (third quarter of fiscal 2015) with no material adjustments made to the initial amounts recorded at the end of the second fiscal quarter. The purchase price has been allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Inventory	$610
Property, plant & equipment	1,064
Goodwill	6,371
Intangible assets	25,240
Total purchase price	$33,285

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $6,371 that is largely attributable to the synergies and economies of scale from combining the operations and technologies of Chase and the two product lines, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce, and marketing efforts. This goodwill is not deductible for income tax purposes.

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

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three month period ended November 30, 2014 (first quarter of fiscal 2015), as though the specialty chemical intermediates product line acquisition described above occurred on September 1, 2013, the first day of fiscal 2014. The actual revenue and expenses for the specialty chemical intermediates product line acquisition are included in the Company’s fiscal 2016 and 2015 consolidated results beginning on January 30, 2015. Revenue and net gain attributable to Chase Corporation for the specialty chemical intermediates product line since the acquisition date included in the consolidated statement of operations are $17,286 and $1,191, respectively, inclusive of the effects of the $584 in acquisition costs, $65 in sale of inventory step-up cost and additional amortization expense recognized as part of the transaction. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost and the income tax impact

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2013 (the first day of fiscal 2014).

Three Months Ended
November 30,
2014
Revenue	$60,893
Net income	7,374
Net income attributable to Chase Corporation	7,279

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.80
Diluted earnings per share	$0.79

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2015.

Overview

Revenue, operating income and net income attributable to Chase Corporation all surpassed prior year results for the first fiscal quarter. The current year quarter saw solid sales results from the specialty chemical intermediates product line, as well as year-over-year increases in sales of coating and lining systems, pulling and detection and bridge and highway products. Net income attributable to Chase Corporation further benefited in the current quarter from the sale of our RodPack wind energy business formerly contained in our structural composites product line.

First quarter revenue from our Industrial Materials segment increased over the prior year first quarter as a result of continued high demand for our pulling and detection products, as well as our specialty chemical intermediates product line which was acquired in the second quarter of the prior year. These increases in sales were partially offset by a reduction in demand for wire and cable and electronic materials products.

Revenue for our Construction Materials segment exceeded the prior year first quarter. Our coating and lining systems products saw increased demand year-over-year, as did our bridge and highway products. Partially offsetting these increases was our pipeline coatings product line, which had a net decrease in year-over-year sales for the first quarter. Demand for pipeline coatings products produced at our Rye, UK facility for water infrastructure projects in the Middle East remained  solid, but with sales at a lower volume than obtained in the first quarter of the prior year. Our domestically produced pipeline coatings products, which sell predominantly into North American oil and gas markets, had a year-over-year increase in sales volume for the quarter.

Given the seasonal effects of winter on many of the geographic markets we sell into, the upcoming second fiscal quarter has historically generated lower quarterly revenue for many of our product lines, especially those within the Construction Materials segment. During the remainder of the fiscal year, we will continue to focus on our key strategies, which include building upon our core businesses and leveraging those technologies to new markets, while concurrently maintaining an emphasis on identifying potential acquisition targets to further facilitate strategic growth.

Our balance sheet remains strong, with cash on hand of $51,454,000 and a current ratio of 3.3.  Our $15,000,000 line of credit is fully available, while the balance of our term debt is $49,700,000.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	•Wire and Cable •Electronic Coatings •Specialty Products •Pulling and Detection •Electronic Materials •Structural Composites •Fiber Optic Cable Components (1) •Specialty Chemical Intermediates

Protective coatings and tape products, including insulating and conducting materials for wire and cable manufacturers; moisture protective coatings for electronics and printing services; laminated durable papers, packaging and industrial laminate products; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; wind energy composite materials elements; glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress; Dualite brand microspheres; and polyurethane dispersions.

Construction Materials	•Pipeline •Bridge and Highway •Coating and Lining Systems •Building Envelope

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

(1)	50% owned joint venture until October 31, 2014, when we purchased the remaining 50% non-controlling interest.

Results of Operations

Revenue and Operating Profit by Segment are as follows (Dollars in Thousands):

			% of		% of
	Three Months Ended		Total	Three Months Ended	Total
	November 30, 2015		Revenue	November 30, 2014	Revenue

Revenue
Industrial Materials	$43,299		75%	$42,395	76%
Construction Materials	14,179		25%	13,538	24%
Total	$57,478			$55,933

			% of		% of
	Three Months Ended		Segment	Three Months Ended	Segment
	November 30, 2015		Revenue	November 30, 2014	Revenue
Income before income taxes
Industrial Materials	$12,929	(a)	30%	$12,615	30%
Construction Materials	5,455		38%	3,873	29%
Total for reportable segments	18,384		32%	16,488	29%
Corporate and Common Costs	(6,748)			(5,719)
Total	$11,636		20%	$10,769	19%

(a)

Includes both a $1,031 gain on sale of our RodPack wind energy business contained within our structural composites product line and a $365 write-down on certain assets under construction charge on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015.

Total Revenue

Total revenue increased $1,545,000 or 3% to $57,478,000 for the quarter ended November 30, 2015 compared to $55,933,000 in the same quarter of the prior year.

Revenue in our Industrial Materials segment increased $904,000 or 2% in the current quarter compared to the prior year quarter.  The increase in this segment compared to the prior year period was primarily due to the following:  (a) our specialty chemical intermediates product line, which was acquired in the second quarter of the prior year, had total sales of $4,837,000 in the current quarter; and (b) increased sales of $607,000 from our pulling and detection products reflecting continuing high demand in product volume by the utility and telecommunication industries.  These increases were partially offset by: (a) decreased sales volume of our wire and cable products in the current quarter of $2,793,000, reflecting reduced demand in energy and mining-related markets;  and (b) decreased sales volume for electronic materials of $1,053,000.

Revenue from our Construction Materials segment increased $641,000 or 5% in the current quarter compared to the prior year quarter.  The increase from our Construction Materials segment compared to the prior year quarter was primarily due to the following: (a) increased sales volume of $1,049,000 for our coating and linings systems products,  which are gaining greater acceptance in architectural and general waterproofing applications; and (b) our bridge and highway products, which capitalized on seasonal construction and roadwork trends and were up $552,000 on increased sales volume over the first quarter of fiscal 2015. Our pipeline coatings products had a net decrease of $801,000 in year-over-year sales for the first quarter. Demand for pipeline coatings products produced at our Rye, UK facility for water infrastructure projects in the Middle East remained solid, but at a lower volume than obtained in the prior year. Our domestically produced pipeline coatings products, which are sold predominantly into North American oil and gas markets, had a year-over-year increase in sales volume for the quarter.

Cost of Products and Services Sold

Cost of products and services sold increased $237,000 or 1% to $34,717,000 for the quarter ended November 30, 2015 compared to $34,480,000 in the prior year quarter.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended November 30,
Cost of products and services sold	2015	2014
Industrial Materials	62%	62%
Construction Materials	56%	62%
Total	60%	62%

Cost of products and services sold in our Industrial Materials segment was $26,831,000 in the current quarter compared to $26,106,000 in the comparable period in the prior year.  Cost of products and services sold in our Construction Materials segment was $7,886,000 for the quarter ended November 30, 2015, compared to $8,374,000 in the same period of the prior year.  As a percentage of revenue, cost of products and services sold remained consistent for Industrial Materials and decreased for Construction Materials. The decrease for the Construction Materials segment was primarily due to product mix, as we had decreased sales volume from our lower margin products.  We continue to closely monitor raw material pricing across all product lines in both segments to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $715,000 or 7% to $11,510,000 for the quarter ended November 30, 2015 compared to $10,795,000 in the prior year quarter. As a percentage of revenue, selling, general and administrative expenses increased to 20% in the current fiscal quarter compared to 19% in the prior year period.  The increase for the current fiscal quarter compared to the prior year period is primarily attributable to  a $733,000 increase in amortization expense in the current year,  primarily attributable to intangible assets acquired as part of the specialty chemical intermediates product line acquisition in the second quarter of fiscal 2015.  The Company’s ongoing efforts with production facility consolidation and efficiency improvements continued in the first quarter, and will continue throughout the fiscal year with the aim to reduce or eliminate the growth of cash expenditures.

Write-down of Certain Assets Under Construction

In the first quarter of fiscal 2016, we recorded a $365,000 charge related to the full write-down of certain structural composites tangible assets (construction in progress) located in our Granite Falls, NC facility. Based on the sale of our RodPack wind energy business (and related intangible assets) also contained within the structural composites product line during the quarter, a limitation was placed on the Company’s ability to sell certain other goods produced by the product line, resulting in our determination to fully write-down these certain assets during the quarter.

Interest Expense

Interest expense decreased $24,000 to $250,000 for the quarter ended November 30, 2015 compared to $274,000 in the prior year first quarter.  This decrease in interest expense from the prior year period is a direct result of a reduction in our overall debt balance through required principal payments made from operating cash flow over the past year.

Gain on Sale of Business

In  November 2015, we sold the RodPack wind energy business formerly contained within our structural composites product line. This transaction resulted in a pre-tax book gain of $1,031,000, which was recorded in the three month period ended November 30, 2015. The Company will provide ongoing development support to the buyer for which we will receive additional consideration upon the completion of services.

Other Income (Expense)

Other income (expense) was an expense of $31,000 in the quarter ended November 30, 2015 compared to an income of $385,000 in the same period in the prior year, a difference of $416,000.  Other income (expense) primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

Income Taxes

The effective tax rates for the quarters ended November 30, 2015 and 2014 were 36% and 35%, respectively.

Non-Controlling Interest

The income (loss) from non-controlling interest relates to a joint venture we had, prior to our October 2014 acquisition of the 50% outstanding non-controlling membership interest.  The joint venture between the Company and its now-former joint venture partner (an otherwise unrelated party) was managed and operated on a day-to-day basis by the Company. The $95,000 recorded in the consolidated statement of operations as net gain attributable to non-controlling interest for the quarter ended November 30, 2014, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

Net Income Attributable to Chase Corporation

Net income attributable to Chase Corporation increased $544,000 or 8% to $7,449,000 in the quarter ended November 30, 2015 compared to $6,905,000 in the prior year quarter.  The increase in net income in the current quarter is primarily due to increased sales volume, including increases in revenue and earnings provided by the recently acquired specialty chemical intermediates product line, and a gain on the sale of our RodPack wind energy business formerly contained within our structural composites product line. These increases were partially offset by the recognition of increased amortization expense associated with the recent product line acquisition, and the one-time structural composites asset write-down charge referenced above.

Other Important Performance Measures

We believe that EBITDA and Adjusted EBITDA are useful performance measures.  They are used by our executive management team and Board of Directors to measure operating performance, to allocate resources, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors and investors concerning our financial performance.  The Company believes EBITDA and Adjusted EBITDA are commonly used by financial analysts and others in the industries in which the Company operates and thus provide useful information to investors.  EBITDA and Adjusted EBITDA are non-GAAP financial measures.

We define EBITDA as follows:  net income attributable to Chase Corporation before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets.   We define Adjusted EBITDA as EBITDA excluding costs and gains/losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement gains/losses resulting from lump sum distributions to participants from our defined benefit plans, and other significant non-recurring items.

The use of EBITDA and Adjusted EBITDA has limitations and these performance measures should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income.  Our measurements of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (Dollars in thousands):

	Three Months Ended November 30,
	2015	2014
Net income attributable to Chase Corporation	$7,449	$6,905
Interest expense	250	274
Income taxes	4,187	3,769
Depreciation expense	1,473	1,417
Amortization expense	1,916	1,183
EBITDA	$15,275	$13,548
Gain on sale of business (a)	(1,031)	—
Write-down of certain assets under construction (b)	365	—
Adjusted EBITDA	$14,609	$13,548

(a)	Represents gain on sale of the RodPack wind energy business contained within the structural composites product line that was completed in November 2015.
(b)	Represents a write-down of certain structural composites assets under construction based on usage constraints recognized following the sale of the RodPack wind energy business in November 2015.

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $7,635,000 to $51,454,000 at November 30, 2015, from $43,819,000 at August 31, 2015.  The increased cash balance is primarily attributable to cash from operations and the sale of the RodPack wind energy business formerly contained within our structural composites product line.  Of the above noted amounts, $20,181,000 and $18,659,000 were held outside the U.S. by our foreign subsidiaries as of November 30, 2015 and August 31, 2015, respectively. Given our cash position and borrowing capability in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the

Company would pay the applicable U.S. taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $9,081,000 in the first three months of fiscal year 2016 compared to $3,933,000 in the prior year period.  Cash provided by operations during the first three months of fiscal 2016 was primarily related to operating income and a decrease in accounts receivable (driven primarily by collections on international sales, which customarily have longer collection terms), offset by decreases in accounts payable and accrued compensation and other expenses. The decrease in accrued compensation and other expenses related primarily to the payment of the Company’s annual employee incentive plan in November 2015.

The ratio of current assets to current liabilities was 3.3 as of November 30, 2015 compared to 3.2 as of August 31, 2015.  The increase in our current ratio at November 30, 2015 was primarily attributable to an increase in cash and cash equivalents and decreases in accounts payable and accrued payroll and other compensation, due to the payment of our annual incentive plan in November 2015.

Cash flow provided by investing activities of $983,000 was primarily due to the sale of the RodPack wind energy business formerly contained within our structural composites product line, partially offset by cash paid for purchases of machinery and equipment at our manufacturing locations during the first three months of fiscal 2016.

Cash flow used in financing activities of $2,009,000 was primarily due to a scheduled payment made on the bank loans used to finance our June 2012 acquisition of NEPTCO, described in more detail below.

On October 28, 2015, we announced a cash dividend of $0.65 per share (totaling $5,991,000).  The dividend was paid on December 4, 2015 to shareholders of record on November 9, 2015.

In June 2012, in connection with our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At November 30, 2015, the applicable interest rate was 1.98% per annum and the outstanding principal amount was $49,700,000.  We are required to repay the principal amount of the term loan in quarterly installments.  Installment payments of $1,400,000 began in September 2012 and continued through June 2014, increased to $1,750,000 per quarter thereafter through June 2015, and increased to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017 and prepayment of the Credit Facility is allowed at any time.

We have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of both November 30, 2015 and December 31, 2015, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of November 30, 2015.

We currently have several on-going capital projects, as well as facility consolidation and rationalization initiatives, that are important to our long term strategic goals.  We have begun  preparations for the demolition of our founding site in Randolph, MA (that has been idle with regard to production for several years) and we will begin marketing the site for sale. We expect the demolition work to be completed by the end of the third quarter.   Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

We may also consider the acquisition of companies or other assets in fiscal 2016 or in future periods which are complementary to our business.  We believe that our existing resources, including cash on hand and our Revolver, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off-balance sheet arrangements.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 for a complete discussion of our contractual obligations.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  The ASU will be effective for the Company beginning September 1, 2017 (fiscal 2018),  including interim periods in its fiscal year 2018, but with early adoption permitted.  The Company does not expect the adoption of ASU 2015-17 to have a material impact its financial statements or presentation

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the three months ended November 30, 2015 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, seasonality expectations, plans for manufacturing facilities, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals and future growth.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2015, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales to European customers. As of November 30, 2015, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at November 30, 2015
GBP	British Pound	$11,737,000
EUR	Euro	$5,740,000
CNY	Chinese Yuan	$238,000
CAD	Canadian Dollar	$176,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the three months ended November 30, 2015 in the amount of $1,015,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $49,700,000 at November 30, 2015.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 12 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

Item 4 — Controls and Procedures

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Form 10-K for the fiscal year ended August 31, 2015 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 6 — Exhibits

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

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: January 11, 2016	By:	/s/ Adam P. Chase
Adam P. Chase,
President and Chief Executive Officer

Dated: January 11, 2016	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer