Form 10-Q
period 2016-02-29
CHASE CORP
filed 2016-04-08
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016

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

The number of shares of Common Stock outstanding as of March 31, 2016 was 9,244,052.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 29, 2016

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 29,	August 31,
	2016	2015
ASSETS
Current Assets
Cash & cash equivalents	$51,708	$43,819
Accounts receivable, less allowance for doubtful accounts of $551 and $705	32,918	39,488
Inventories	27,539	29,476
Prepaid expenses and other current assets	2,620	2,174
Due from sale of business	457	—
Assets held for sale	604	1,089
Deferred income taxes	2,255	2,255
Total current assets	118,101	118,301

Property, plant and equipment, net	37,397	40,921

Other Assets
Goodwill	43,668	44,123
Intangible assets, less accumulated amortization of $31,724 and $28,882	40,662	44,852
Cash surrender value of life insurance	7,140	7,133
Restricted investments	1,421	1,410
Funded pension plan	708	634
Deferred income taxes	365	390
Other assets	338	133
	$249,800	$257,897
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$8,400	$8,400
Accounts payable	11,739	15,599
Accrued payroll and other compensation	3,842	6,286
Accrued expenses	3,945	4,448
Accrued income taxes	449	2,783
Total current liabilities	28,375	37,516

Long-term debt, less current portion	39,200	43,400
Deferred compensation	2,196	2,230
Accumulated pension obligation	13,067	12,901
Other liabilities	77	85
Accrued income taxes	1,249	1,249
Deferred income taxes	6,187	6,174

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,244,052 shares at February 29, 2016 and 9,191,958 shares at August 31, 2015 issued and outstanding	924	919
Additional paid-in capital	14,898	14,296
Accumulated other comprehensive loss	(11,908)	(7,986)
Retained earnings	155,535	147,113
Total equity	159,449	154,342
Total liabilities and equity	$249,800	$257,897

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenue
Sales	$53,706	$51,380	$110,452	$106,670
Royalties and commissions	1,218	924	1,950	1,567
	54,924	52,304	112,402	108,237
Costs and Expenses
Cost of products and services sold	34,895	34,235	69,612	68,715
Selling, general and administrative expenses	10,226	11,340	21,736	22,135
Exit costs related to idle facility (Note 15)	209	—	209	—
Write-down of certain assets under construction (Note 8)	—	—	365	—
Acquisition-related costs (Note 14)	—	584	—	584

Operating income	9,594	6,145	20,480	16,803

Interest expense	(260)	(270)	(510)	(544)
Gain on sale of business (Note 8)	—	—	1,031	—
Other income (expense)	1,419	381	1,388	766

Income before income taxes	10,753	6,256	22,389	17,025

Income taxes	3,781	2,190	7,968	5,959

Net income	$6,972	$4,066	$14,421	$11,066

Add: net income attributable to non-controlling interest	—	—	—	(95)

Net income attributable to Chase Corporation	$6,972	$4,066	$14,421	$10,971

Net income available to common shareholders, per common and common equivalent share

Basic	$0.75	$0.45	$1.56	$1.20

Diluted	$0.74	$0.44	$1.54	$1.18

Weighted average shares outstanding
Basic	9,155,365	9,065,511	9,148,493	9,057,738
Diluted	9,292,224	9,224,985	9,287,486	9,213,431

Annual cash dividends declared per share			$0.65	$0.60

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income	$6,972	$4,066	$14,421	$11,066

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	(127)	(20)	(99)	(8)
Change in funded status of pension plans, net of tax	93	109	187	219
Foreign currency translation adjustment	(2,995)	(818)	(4,010)	(2,909)
Total other comprehensive income (loss)	(3,029)	(729)	(3,922)	(2,698)
Comprehensive income	3,943	3,337	10,499	8,368

Comprehensive income attributable to non-controlling interest	—	—	—	(95)

Comprehensive income attributable to Chase Corporation	$3,943	$3,337	$10,499	$8,273

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED FEBRUARY 29, 2016

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity
Balance at August 31, 2015	9,191,958	$919	$14,296	$(7,986)	$147,113	$154,342
Restricted stock grants, net of forfeitures	29,884	3	(3)			-
Amortization of restricted stock grants			472			472
Amortization of stock option grants			140			140
Exercise of stock options	40,608	4	633			637
Common stock received for payment of stock option exercises	(10,455)	(1)	(512)			(513)
Excess tax benefit (expense) from stock based compensation			274			274
Common stock retained to pay taxes on common stock	(7,943)	(1)	(402)			(403)
Cash dividend paid, $0.65 per share					(5,999)	(5,999)
Change in funded status of pension plan, net of tax $102				187		187
Foreign currency translation adjustment				(4,010)		(4,010)
Net unrealized gain (loss) on restricted investments, net of tax $52				(99)		(99)
Net income					14,421	14,421
Balance at February 29, 2016	9,244,052	$924	$14,898	$(11,908)	$155,535	$159,449

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Six Months Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,421	$11,066
Adjustments to reconcile net income to net cash provided by operating activities
Loss on write-down of certain assets under construction	365	—
Gain on sale of business	(1,031)	—
Depreciation	2,864	2,812
Amortization	3,836	2,884
Cost of sale of inventory step-up	—	49
Provision (recovery) for allowance for doubtful accounts	(136)	64
Stock based compensation	612	537
Realized gain on restricted investments	(63)	(75)
Decrease in cash surrender value life insurance	90	90
Excess tax expense from stock based compensation	(274)	(730)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	5,877	(144)
Inventories	1,570	(1,617)
Prepaid expenses & other assets	(488)	(163)
Accounts payable	(3,596)	(1,216)
Accrued compensation and other expenses	(2,477)	(3,824)
Accrued income taxes	(1,893)	(2,029)
Deferred compensation	(34)	85
Net cash provided by operating activities	19,643	7,789

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(734)	(1,142)
Retirements (cost to acquire) intangible assets	15	(10)
Payments for acquisitions	—	(33,285)
Net proceeds from sale of business	1,500	—
Increase in restricted investments	(102)	(58)
Payments for cash surrender value life insurance	(92)	(92)
Net cash provided by (used in) investing activities	587	(34,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	—	2,000
Payments of principal on debt	(4,200)	(3,500)
Dividend paid	(5,999)	(5,477)
Proceeds from exercise of common stock options	124	—
Payments of taxes on stock options and restricted stock	(403)	(1,182)
Excess tax benefit from stock based compensation	274	730
Payment for acquisition of non-controlling interest	—	(500)
Net cash used in financing activities	(10,204)	(7,929)

INCREASE IN CASH & CASH EQUIVALENTS	10,026	(34,727)
Effect of foreign exchange rates on cash	(2,137)	(1,089)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	43,819	53,222
CASH & CASH EQUIVALENTS, END OF PERIOD	$51,708	$17,406

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$513	$1,767
Property, plant & equipment additions included in accounts payable	$6	$23

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the interim period ended February 29, 2016 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 29, 2016, the results of its operations, comprehensive income and cash flows for the interim periods ended February 29, 2016 and February 28, 2015, and changes in equity for the interim period ended February 29, 2016.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the US dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s UK-based operations are measured using the UK pound sterling as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The functional currency for all of our other operations is the US dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other income / (expense) on the consolidated statements of operations.

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”) for a purchase price of $33,285, excluding any acquisition-related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite® brand, located in Greenville, SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. We refer to these collectively as our specialty chemical intermediates product line. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location.  The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for three years following the acquisition. The purchase was funded entirely with available cash on hand. Since the effective date for this acquisition, the financial results of the specialty chemical intermediates product line have been included in the Company's financial statements within the Company’s Industrial Materials operating segment. Purchase accounting was completed in the quarter ended May 31, 2015 (third quarter of fiscal 2015) with no material adjustments made to the initial amounts recorded at the end of the second quarter of fiscal 2015. See Note 14 to the Condensed Consolidated Financial Statements for additional information on the acquisition of the specialty chemical intermediates product line.

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the "JV") owned by its now-former joint venture partner, an otherwise unrelated party. Because of the Company's

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

controlling financial interest, the JV's assets, liabilities and results of operations have been consolidated within the Company's consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest subsequent to October 31, 2014. The $95 recorded in the condensed consolidated statement of operations as net income attributable to non-controlling interest for the six month period ended February 28, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

Note 2 — Recent Accounting Policies

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most of the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value, and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This accounting guidance is effective for us in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position, results of operations and cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, “Revenue from Contracts with Customers.”  The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The ASU will be effective for the Company beginning September 1, 2019 (fiscal 2020). Early application is permitted for all public business entities upon issuance. Lessees must apply a modified retrospective transition approach for leases existing at, or

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial position, results of operations and cash flows.

Note 3 — Inventories

Inventories consist of the following as of February 29, 2016 and August 31, 2015:

	February 29, 2016	August 31, 2015
Raw materials	$12,603	$12,937
Work in process	6,678	6,539
Finished goods	8,258	10,000
Total Inventories	$27,539	$29,476

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two class method is as follows:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Basic Earnings per Share

Net income attributable to Chase Corporation	$6,972	$4,066	$14,421	$10,971
Less: Allocated to participating securities	65	30	128	81
Net income available to common shareholders	$6,907	$4,036	$14,293	$10,890

Basic weighted average shares outstanding	9,155,365	9,065,511	9,148,493	9,057,738
Net income per share - Basic	$0.75	$0.45	$1.56	$1.20

Diluted Earnings per Share

Net income attributable to Chase Corporation	$6,972	$4,066	$14,421	$10,971
Less: Allocated to participating securities	65	30	128	81
Net income available to common shareholders	$6,907	$4,036	$14,293	$10,890

Basic weighted average shares outstanding	9,155,365	9,065,511	9,148,493	9,057,738
Additional dilutive common stock equivalents	136,859	159,474	138,993	155,693
Diluted weighted average shares outstanding	9,292,224	9,224,985	9,287,486	9,213,431
Net income per share - Diluted	$0.74	$0.44	$1.54	$1.18

For the three and six months ended February 29, 2016, stock options to purchase 21,275 and 26,381 shares of common stock were outstanding, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  For the three and six months ended February 28, 2015, stock options to purchase 22,750 and 27,863 shares of common stock were outstanding, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

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

Restricted Shares — (a) a performance and service-based restricted stock grant of 6,962 shares in the aggregate, subject to adjustment based on fiscal 2016 results, with a vesting date of August 31, 2018.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; (b) a time-based restricted stock grant of 7,683 shares in the aggregate, with a vesting date of August 31, 2018. Compensation expense is recognized on a ratable basis over the vesting period.

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

During the first quarter of fiscal 2016, an additional grant of 5,000 restricted shares was issued to a non-executive member of management with a vesting date of October 20, 2020. Compensation expense is recognized on a ratable basis over the vesting period.

In February 2016, as part of their standard compensation for board service, non-employee members of the Board of Directors received a total grant of 4,554 shares of restricted stock ($219 grant date value) for service for the period from January 31, 2016 through January 31, 2017.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is recognized on a ratable basis over the twelve month vesting period.

Note 6 — Segment Data & Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, and composite materials and elements.  This segment also includes glass-based strength element products designed to allow fiber optic cables to withstand mechanical and environmental strain and stress and which we operated as a joint venture prior to October 31, 2014. Further, beginning January 30, 2015, the Industrial Materials segment includes microspheres, sold under the Dualite brand, and polyurethane dispersions, both obtained through acquisition, and included in the Company’s specialty chemical intermediates product line.

The Construction Materials segment is composed of typically project-oriented product offerings that are primarily sold and used as “Chase” branded products. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, adhesives and sealants

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

used in architectural and building envelope waterproofing applications, high-performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets. The following tables summarize information about the Company’s reportable segments:

	Three Months Ended				Six Months Ended
	February 29, 2016		February 28, 2015		February 29, 2016		February 28, 2015
Revenue
Industrial Materials	$43,769		$40,330		$87,068		$82,725
Construction Materials	11,155		11,974		25,334		25,512
Total	$54,924		$52,304		$112,402		$108,237

Income before taxes
Industrial Materials	$13,271		$10,213	(b)	$26,200	(d)	$22,828	(b)
Construction Materials	3,668		2,592		9,123		6,465
Total for reportable segments	16,939		12,805		35,323		29,293
Corporate and common costs	(6,186)	(a)	(6,549)	(c)	(12,934)	(a)	(12,268)	(c)
Total	$10,753		$6,256		$22,389		$17,025

Includes the following costs by segment:
Industrial Materials
Interest	$195		$225		$382		$455
Depreciation	954		976		1,945		1,953
Amortization	1,569		1,283		3,129		2,053

Construction Materials
Interest	$65		$45		$128		$89
Depreciation	260		280		524		569
Amortization	351		418		707		831

(a)	Includes Randolph, MA facility exit and demolition costs of $209 incurred during the period
(b)	Includes $49 of expenses related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical intermediates product line
(c)	Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical intermediates product line
(d)

Includes both a $1,031 gain on sale of our RodPack® wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

The Company’s products are sold worldwide.  For the quarters ended February 29, 2016 and February 28, 2015, sales from its operations located in the United Kingdom accounted for 11% and 14% of total Company revenue, respectively. In the current fiscal year-to-date period, sales from its operations located in the United Kingdom accounted for 10% of total Company revenue compared to 12% in the same period in fiscal 2015.  No other foreign geographic area accounted for more than 10% of consolidated revenue for the three or six month periods ended February 29, 2016 and February 28, 2015.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Total assets for the Company’s reportable segments as of February 29, 2016 and August 31, 2015:

	February 29,	August 31,
	2016	2015
Total assets
Industrial Materials	$139,566	$146,870
Construction Materials	39,868	48,016
Total for reportable segments	179,434	194,886
Corporate and common assets	70,366	63,011
Total	$249,800	$257,897

As of February 29, 2016 and August 31, 2015, the Company had long-lived assets (that provide future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $3,423 and $3,947, respectively, located in the United Kingdom.   These balances exclude goodwill and intangibles of $7,047 and $8,266, as of February 29, 2016 and August 31, 2015, respectively, associated with its operations in the United Kingdom.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2015	$33,390	$10,733	$44,123
Foreign currency translation adjustment	(430)	(25)	(455)
Balance at February 29, 2016	$32,960	$10,708	$43,668

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

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible assets subject to amortization consist of the following as of February 29, 2016 and August 31, 2015:

	Weighted-Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
February 29, 2016
Patents and agreements	12.6	years	$2,483	$2,259	$224
Formulas and technology	8.4	years	8,305	3,887	4,418
Trade names	5.9	years	7,185	4,475	2,710
Customer lists and relationships	9.3	years	54,413	21,103	33,310
			$72,386	$31,724	$40,662

August 31, 2015
Patents and agreements	12.5	years	$2,568	$2,267	$301
Formulas and technology	8.4	years	8,415	3,513	4,902
Trade names	5.9	years	7,278	4,088	3,190
Customer lists and relationships	9.3	years	55,473	19,014	36,459
			$73,734	$28,882	$44,852

Aggregate amortization expense related to intangible assets for the six months ended February 29, 2016 and February 28, 2015 was $3,836 and $2,884, respectively.  Estimated amortization expense for the remainder of fiscal year 2016 and for the next five years is as follows:

Years ending August 31,
2016 (remaining 6 months)	$3,854
2017	7,246
2018	7,041
2019	6,348
2020	5,481
2021	5,219

Note 8 — Sale of RodPack Business

In November 2015 (the first quarter of fiscal 2016), the Company sold its RodPack wind energy business, contained within its structural composites product line, to an otherwise unrelated party (“Buyer”) for proceeds of $2,186. The Company’s structural composites product line is a part of the Company’s Industrial Materials segment. The Company is not restricted in its use of the net proceeds from the sale.  At August 31, 2015, the related RodPack assets were recorded as assets held for sale on the consolidated balance sheet.

The following table summarizes information about the RodPack assets sold as of November 10, 2015 (the date of the sale) and August 31, 2015:

	November 10, 2015	August 31, 2015
RodPack - Property, plant and equipment	$846	$773
RodPack - Patents and other intangible assets	309	316
Total	$1,155	$1,089

The sale resulted in a pre-tax book gain of $1,031 (approximately $660 after-tax gain), which was recorded within the consolidated statement of operations as gain on sale of business in the six month period ended February 29, 2016.  The Company received $1,500 of the proceeds in the first quarter of fiscal 2016 and will receive the remaining balance in

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

three equal installments of $229 at six month intervals, with the final payment due 18 months after the date of the sale. The $457 current portion of the amount due has been recorded as a current asset (Due from sale of business) as of February 29, 2016, while the portion due 18 months from the sale has been included in other long-term assets.  The payment of these owed amounts is not subject to any further contingency or deliverable. Further, the Company will provide ongoing development support to the Buyer for which it will receive additional consideration upon the completion of services.

The sale of this business prompted the Company to perform a review of other long-lived assets within the structural composites product line, as the sale of the related intangible assets resulted in a limitation of the Company’s capacity to sell certain other goods produced by the product line. This review resulted in the identification of construction in progress assets with a net book value of $365, which the Company fully wrote down. This charge was recorded within the condensed consolidated statement of operations as write-down of certain assets under construction during the first quarter of fiscal 2016.

Note 9 — Joint Venture

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) that had been owned by its joint venture partner, an otherwise unrelated party. The purchase consideration is subject to certain contingent adjustments based on certain future events related to the JV. The purchase price, including these contingent adjustments, was not, nor will be, material to the Company. Because of the Company’s controlling financial interest, the JV’s assets, liabilities, and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest.  The $95 recorded in the consolidated statement of operations as net income attributable to non-controlling interest for the six months ended February 28, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

The Company accounted for the joint venture partner’s non-controlling interest in the JV under ASC Topic 810 “Consolidations” (“ASC 810”). Based on the criteria in ASC 810, the Company had determined that the JV qualified as a variable interest entity (“VIE”).

Under the JV agreement, which terminated with the Company’s October 2014 acquisition of the 50% outstanding non-controlling membership interest in the JV, the JV had agreed to purchase a minimum of 80% of its total glass fiber requirements from the now-former joint venture partner. Additionally, the JV had agreed to purchase private-label products exclusively from an affiliate of the now-former joint venture partner; however, the JV was not subject to a minimum purchase requirement on private-label products. Purchases from the now-former joint venture partner totaled $332 for the period from September 1, 2014 through October 31, 2014.

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

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 — Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost for the three and six months ended February 29, 2016 and February 28, 2015 are as follows:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Components of net periodic benefit cost
Service cost	$74	$91	$148	$181
Interest cost	182	170	364	339
Expected return on plan assets	(129)	(153)	(258)	(306)
Amortization of prior service cost	1	1	2	2
Amortization of accumulated loss	143	167	286	335
Net periodic benefit cost	$271	$276	$542	$551

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 29, 2016, the Company has made contributions of $154 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2016 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $115 in the first six months of the prior year.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of February 29, 2016 and August 31, 2015 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 29, 2016 and August 31, 2015:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	February 29, 2016	$1,421	$1,382	39	—

Restricted investments	August 31, 2015	$1,410	$1,394	16	—

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following table presents the fair value of the Company’s long-term debt as of February 29, 2016 and August 31, 2015, which is recorded at its carrying value:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	February 29, 2016	$47,600	$—	47,600	—

Long-term debt	August 31, 2015	$51,800	$—	51,800	—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total

Balance at August 31, 2015	$47	$(5,934)	$(2,099)	$(7,986)

Other comprehensive gains (losses) before reclassifications (1)	(58)	—	(4,010)	(4,068)
Reclassifications to net income of previously deferred (gains) losses (2)	(41)	187	—	146
Other comprehensive income (loss)	(99)	187	(4,010)	(3,922)
Balance at February 29, 2016	$(52)	$(5,747)	$(6,109)	$(11,908)

(1)	Net of tax expense of $30, $0, $0, respectively.
(2)	Net of tax expense of $22, tax benefit of $102, $0, respectively.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended		Six Months Ended		Location of Gain (Loss) Reclassified from Accumulated
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(61)	$(75)	$(63)	$(76)	Selling, general and administrative expenses
Tax expense (benefit)	21	26	22	27
Gain net of tax	$(40)	$(48)	$(41)	$(48)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$6	$5	$12	$10	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	138	$163	277	$326	Selling, general and administrative expenses
Tax expense (benefit)	(51)	(59)	(102)	(118)
Loss net of tax	$93	$109	$187	$219

Total net loss reclassified for the period	$53	$62	$146	$171

Note: Gains on Restricted Investments and losses on funded pension plan adjustments may not sum for the quarter end or year-to-date period due to rounding.

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

Since the effective date for this acquisition, January 30, 2015, the financial results of the specialty chemical intermediates product line have been included in the Company’s financial statements within the Industrial Materials operating segment. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $584 of acquisition-related costs during both the three and six month periods ended February 28, 2015 to acquisition-related costs.

Purchase accounting was completed in the quarter ended May 31, 2015 (third quarter of fiscal 2015) with no material adjustments made to the initial amounts recorded at the end of the second fiscal quarter. The purchase price has been

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

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

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three and six month periods ended February 28, 2015 as though the specialty chemical intermediates product line acquisition described above occurred on September 1, 2013 (the first day of fiscal 2014). The actual revenue and expenses for the specialty chemical intermediates product line acquisition are included in the Company’s fiscal 2016 and 2015 consolidated results beginning on January 30, 2015. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost and the income tax impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2013 (the first day of fiscal 2014).

	Three Months Ended	Six Months Ended
	February 28, 2015	February 28, 2015
Revenue	$55,873	$116,766
Net income	4,955	12,329
Net income attributable to Chase Corporation	4,955	12,234

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.54	$1.34
Diluted earnings per share	$0.53	$1.32

Note 15 – Exit Costs Related to Idle Facility

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In the quarter ended February 29, 2016, the Company recognized $209 in expenses to raze its Randolph, MA facility, which has been idle with regard to production for several years. Additionally, the Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale at February 29, 2016. These actions were taken as part of the Company’s on-going facility consolidation and rationalization initiative. The Company anticipates an additional $800 in expenses associated with completing the project, and expects the demolition work to be completed during the third fiscal quarter, with the sale of the property to follow. See Note 16 to the condensed consolidated financial statements for additional information on assets held for sale.

Note 16 – Assets Held for Sale

The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of these assets. If the Company decides to dispose of an asset and commits to a plan to actively market and sell the asset, it will be moved to assets held for sale. The Company analyzes market conditions each reporting period and, if applicable, records additional impairments due to declines in market values of like assets. The fair value of the asset is determined by observable inputs such as appraisals and prices of comparable assets in active markets for assets like the Company's. Gains are not recognized until the assets are sold.

In the second quarter of fiscal 2016, the Company, as part of its on-going facility consolidation and rationalization initiative, committed to a plan to actively market for sale its Paterson, NJ property. Chase owns the building and leases the land from the landowner.  Currently, the building is being leased to a tenant and the land is being sub-leased. Upon commitment to this plan, the Company reclassified the net book value of the related assets to assets held for sale.

Assets held for sale as of February 29, 2016 and August 31, 2015:

	February 29, 2016	August 31, 2015
Paterson, NJ - Building and leasehold improvements	$590	$—
Randolph, MA - Property, plant and equipment (a)	14	—
RodPack - Property, plant and equipment (b)	—	773
RodPack - Patents and other intangible assets (b)	—	316
Total	$604	$1,089

(a)	See Note 15 to the condensed consolidated financial statements for additional information on Randolph, MA location assets held for sale as of February 29, 2016.
(b)	See Note 8 to the condensed consolidated financial statements for additional information on RodPack assets held for sale as of August 31, 2015.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2015.

Overview

The Company achieved growth over the prior year in revenue, operating income and net income attributable to Chase Corporation for both the quarter and year-to-date periods ended February 29, 2016. The specialty chemical intermediates product line, acquired in the second quarter of the prior year, continued to contribute to the Company’s revenue growth, as well as prove accretive to earnings, for both the quarter and year-to-date periods. Our pulling and detection, electronic coatings, coating and lining systems, and bridge and highway products all delivered higher sales volume and corresponding margin contribution for both the quarter and year-to-date periods, as compared to the prior year. Additionally, our electronic coatings product line results benefited from both a quarterly and year-to-date increase in royalty revenue generated on higher sales volumes obtained by our licensed manufacturer in Asia. Net income attributable to Chase Corporation further benefited in the six month period ended February 29, 2016 from the sale of our RodPack wind energy business during the first quarter of our fiscal year.

Second quarter and year-to-date revenue from our Industrial Materials segment increased over the prior year as a result of continued high demand for our pulling and detection, electronic coatings and specialty chemical intermediates products. All three product lines have proved strong contributors to both top and bottom line growth for fiscal 2016, and demonstrate Chase’s ability to grow profits through both existing and newly acquired product offerings. These increases in sales were partially offset by a reduction in demand for wire and cable and fiber optic cable components products.

Revenue for our Construction Materials segment decreased for both the current quarter and current year-to-date periods, as compared to the same periods in the prior year. Quarter-over-quarter and year-to-date sales volume decreases in our pipeline coatings product line resulted in the overall segment dip. Demand continued for pipeline coatings products produced at our Rye, UK facility for water infrastructure projects in the Middle East, but at a lower volume than achieved in the prior year periods. Our domestically produced pipeline coatings products, which sell predominantly into North American oil and gas markets, had a year-to-date increase in sales volume, but was down for the current quarter as compared to the second quarter of the prior year. Our domestically produced pipeline coatings products are more focused on maintenance and repair, and as such, have not been as heavily impacted by the dynamics in the markets into which they are sold. Our coating and lining systems products saw increased demand for both the quarter-over-quarter and year-to-date periods, as did our bridge and highway products, which partially offset the net results of the pipeline coatings product line.

Historically, the Company has experienced its most favorable financial operating results in its third and fourth fiscal quarters. Our results, especially the domestic sales in our Construction Materials segment, benefit from seasonal building, roadwork and infrastructure repair and maintenance trends in the second half of our fiscal year. These same trends result in historically lower overall results during our second quarter, when many of the markets into which we sell are negatively affected by winter-weather conditions. During the remainder of fiscal 2016, we will continue to focus on our core strategies: generating organic growth, by building upon our core businesses and leveraging those technologies to new markets; maintaining an active M&A program, with an emphasis on identifying potential acquisition targets to further facilitate strategic growth; and controlling operating costs, by leveraging our existing resources and further streamlining our processes.

Our balance sheet remains strong, with cash on hand of $51,708,000 and a current ratio of 4.2.  Our $15,000,000 line of credit is fully available, while the balance of our term debt is $47,600,000.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	•Wire and Cable •Electronic Coatings •Specialty Products •Pulling and Detection •Electronic Materials •Structural Composites •Fiber Optic Cable Components (1) •Specialty Chemical Intermediates

Protective coatings and tape products, including insulating and conducting materials for wire and cable manufacturers; moisture protective coatings for electronics; laminated durable papers, packaging and industrial laminate products; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; composite materials elements; glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress; Dualite brand microspheres; and polyurethane dispersions.

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

(1)	50% owned joint venture until October 31, 2014, when we purchased the remaining 50% non-controlling interest.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Six Months Ended		Total	Six Months Ended		Total
	February 29, 2016		Revenue	February 28, 2015		Revenue	February 29, 2016		Revenue	February 28, 2015		Revenue

Revenue
Industrial Materials	$43,769		80%	$40,330		77%	$87,068		77%	$82,725		76%
Construction Materials	11,155		20%	11,974		23%	25,334		23%	25,512		24%
Total	$54,924			$52,304			$112,402			$108,237

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Six Months Ended		Segment	Six Months Ended		Segment
	February 29, 2016		Revenue	February 28, 2015		Revenue	February 29, 2016		Revenue	February 28, 2015		Revenue
Income before income taxes
Industrial Materials	$13,271		30%	$10,213	(b)	25%	$26,200	(d)	30%	$22,828	(b)	28%
Construction Materials	3,668		33%	2,592		22%	9,123		36%	6,465		25%
Total for reportable segments	16,939		31%	12,805		24%	35,323		31%	29,293		27%
Corporate and Common Costs	(6,186)	(a)		(6,549)	(c)		(12,934)	(a)		(12,268)	(c)
Total	$10,753		20%	$6,256		12%	$22,389		20%	$17,025		16%

(a)	Includes Randolph, MA facility exit and demolition costs of $209 incurred during the period
(b)	Includes $49 of expenses related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical intermediates product line
(c)	Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical intermediates product line
(d)

Includes both a $1,031 gain on sale of our RodPack wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

Total Revenue

Total revenue increased $2,620,000 or 5% to $54,924,000 for the quarter ended February 29, 2016 compared to $52,304,000 in the same quarter of the prior year.  Total revenue increased $4,165,000 or 4% to $112,402,000 in the fiscal year-to-date period compared to $108,237,000 in the same period in fiscal 2015.

Revenue in our Industrial Materials segment increased $3,439,000 or 9% and $4,343,000 or 5% in the current quarter and year-to-date periods, respectively. The increase in this segment compared to the prior year periods was primarily due to the following for the current quarter and year-to-date periods, respectively:  (a) sales from our specialty chemical intermediates product line, which was acquired in the second quarter of the prior year, had increases in sales volume of $3,380,000 and $8,216,000; (b) increased sales volume of $1,043,000 and $1,650,000 from our pulling and detection products, as we continue to meet the utility and telecommunication industries’ high demand for our products, and (c) revenue increases of $484,000 and $556,000 from our electronic coatings products, inclusive of the product line’s industrial coatings offerings, driven primarily by both increased demand from the North American automotive and appliance industries, and increased royalty revenue generated by higher sales volumes obtained by our licensed manufacturer in Asia.  These increases were partially offset by: (a) decreased sales volume of our wire and cable products in the current quarter and year-to-date periods of $933,000 and $3,726,000, respectively, reflecting a year-over-year trend of reduced product demand from the energy and mining-related markets; and (b) quarter-over-quarter and year-to-date reductions of $770,000 and $1,205,000, respectively, in sales of our fiber optic cable components products. In addition, while second quarter sales volume for our electronic materials products was up $82,000 year-over-year, sales volume decreased $970,000 on a year-to-date basis from the prior year.

Revenue from our Construction Materials segment decreased $819,000 or 7% and $178,000 or 1% in the current quarter and year-to-date periods, respectively.  The decrease in our Construction Materials segment compared to the prior year periods was primarily due to net decreases in our pipeline coatings products sales for both the quarter-over-quarter and year-to-date periods of $1,241,000 and $2,052,000, respectively. While sales for our domestically produced pipeline products decreased compared to the second quarter of the prior year, our year-to-date sales continued to exceed our prior year-to-date results. Middle East water infrastructure project demand for pipeline coatings products produced at our Rye, UK facility remained solid, but at a lower volume than obtained in both the quarter-over-quarter and year-to-date periods in the prior year. These decreases were partially offset by our coating and lining systems, whose sales exceeded prior year quarter and year-to-date results by $515,000 and $1,563,000, respectively. These product offerings continue to benefit from increased acceptance in architectural and general waterproofing applications. The decreases were also partially offset by bridge and highway products, which early in our fiscal year capitalized on a weather-lengthened road construction season, with quarter-to-date and year-over-year increases of $7,000 and $558,000 over the prior year second quarter and prior year-to-date periods, respectively.

Cost of Products and Services Sold

Cost of products and services sold increased $660,000 or 2% to $34,895,000 for the quarter ended February 29, 2016, compared to $34,235,000 in the prior year quarter.  Cost of products and services sold increased $897,000 or 1% to $69,612,000 in the fiscal year-to-date period compared to $68,715,000 in the same period in fiscal 2015.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended		Six Months Ended
Cost of products and services sold	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Industrial Materials	63%	65%	62%	63%
Construction Materials	67%	69%	61%	65%
Total	64%	65%	62%	63%

Cost of products and services sold in our Industrial Materials segment were $27,374,000 and $54,205,000 in the current quarter and year-to-date periods compared to $26,022,000 and $52,128,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment were $7,521,000 and $15,407,000 for the quarter and year-to-date periods ended February 29, 2016, compared to $8,213,000 and $16,587,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold decreased for both Industrial Materials and Construction Materials, for both the quarter and year-over-year periods. These decreases were primarily due to product mix, as we had decreased sales volume from our lower margin products.  We continue to closely monitor raw material pricing across all product lines to preserve margins. This monitoring includes the price tracking of those commodities which can both directly and indirectly affect the purchase price of our raw materials and the demand and sales price for our finished goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,114,000 or 10% to $10,226,000 for the quarter ended February 29, 2016 compared to $11,340,000 in the prior year quarter. As a percentage of revenue, selling, general and administrative expenses decreased to 19% in the current fiscal quarter compared to 22% in the prior year period. Selling, general and administrative expenses decreased $399,000 or 2% to $21,736,000 in the fiscal year-to-date period compared to $22,135,000 in the same period in fiscal 2015.  As a percentage of revenue, selling, general and administrative expenses decreased to 19% in the current fiscal year-to-date period compared to 20% in the prior year period. The percentage decrease for both the current fiscal quarter and year-to-date period compared to the prior year periods, respectively, was primarily attributable to: (a) decreases in international sales commissions of $377,000 and $651,000 based on a change in commission structure in the current year; (b) $180,000 and $26,000 decreases in medical and dental insurance expenditures; and (c) net decreases of $181,000 and $162,000 in expense recognized in association with the Company’s nonqualified retirement savings plan for certain key employees and directors. These decreases were partially offset by quarter-over-quarter and year-to-date increases in amortization expense of $219,000 and $952,000, respectively, which are predominantly related to our January 30, 2015 acquisition of the specialty chemical intermediates product line. In order to temper and eliminate the growth of expenses, the Company has and will continue to leverage its existing resources and streamline its processes. Controlling costs will continue to be one of our core operating strategies throughout the remainder of fiscal 2016, and into the future.

Exit Costs Related to Idle Facility

In the quarter ended February 29, 2016, the Company recognized $209,000 in demolition costs associated with its site in Randolph, MA, which has been idle with regard to production for several years. The Company also began marketing the site for sale. The decision to raze the site and market the property comes as part of the Company’s facility consolidation and rationalization initiative, and was done in part to make the property more attractive to a potential buyer. Prior to the current fiscal year, production previously housed in Randolph, MA had been relocated to the Company’s Oxford, MA and Blawnox, PA locations. The Company anticipates an additional $800,000 in expenses associated with completing the project, and expects the demolition work to be completed during the third fiscal quarter, with the sale of the property to follow.

Write-down of Certain Assets Under Construction

In the first quarter of fiscal 2016, we recorded a $365,000 charge related to the full write-down of certain structural composites tangible assets (construction in progress) located in our Granite Falls, NC facility. Based on the first quarter sale of our RodPack wind energy business (and related intangible assets) also contained within the structural composites product line, a limitation was placed on the Company’s ability to sell certain other goods produced by the product line, resulting in our determination to fully write-down certain assets under construction during the first quarter of fiscal 2016.

Acquisition-Related Costs

In the three months ended February 28, 2015, the Company incurred $584,000 of acquisition costs related to our acquisition of the specialty chemical intermediates product line.   This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and as such all related professional service fees (i.e., banking, legal, accounting, actuarial, etc.) were expensed as incurred during the period ended February 28, 2015.

Interest Expense

Interest expense decreased $10,000 or 4% to $260,000 for the quarter ended February 29, 2016 compared to $270,000 in the prior year second quarter.  Interest expense decreased $34,000 or 6% to $510,000 for the fiscal year-to-date period compared to $544,000 in the same period in fiscal 2015.  The decrease in interest expense from the prior year period is a result of a reduction in our overall average debt balance through principal payments made from operating cash flow over the past year.

Gain on Sale of Business

In the first quarter of fiscal 2016, we sold the RodPack wind energy business formerly contained within our structural composites product line. This transaction resulted in a pre-tax book gain of $1,031,000, which was recorded in the six month period ended February 29, 2016. The Company will provide ongoing development support to the buyer for which we will receive additional consideration upon the completion of services.

Other Income (Expense)

Other income (expense) was an income of $1,419,000 in the quarter ended February 29, 2016 compared to an income of $381,000 in the same period in the prior year, a difference of $1,038,000.  Other income (expense) was an income of $1,388,000 for the fiscal year-to-date period compared to an income of $766,000 in the same period in the prior year, an increase of $622,000.  Other income (expense) primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  Income in the current quarter and year-to-date periods is primarily the result of sales made from our UK-based operations and denominated in US dollars and euros.

Income Taxes

The effective tax rates for the second quarter and six month period ended February 29, 2016 were 35.2% and 35.6%, respectively, and 35% for both the quarter and year-to-date period ended February 28, 2015.

Non-Controlling Interest

The income (loss) from non-controlling interest relates to a joint venture we had, prior to our October 2014 acquisition of the 50% outstanding non-controlling membership interest.  The joint venture between the Company and its now-former joint venture partner (an otherwise unrelated party) was managed and operated on a day-to-day basis by the Company. The $95,000 recorded in the condensed consolidated statement of operations as net income attributable to non-controlling interest for the six month period ended February 28, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

Net Income Attributable to Chase Corporation

Net income attributable to Chase Corporation increased $2,906,000 or 71% to $6,972,000 in the quarter ended February 29, 2016 compared to $4,066,000 in the prior year second quarter.  The increase in net income in the current quarter is primarily due to increased sales for the period, including the inclusion of the specialty chemical intermediates product line for the full three months of the current fiscal quarter, as well as foreign exchange gains recognized.

Net income attributable to Chase Corporation increased $3,450,000 or 31% to $14,421,000 in the six months ended February 29, 2016 compared to $10,971,000 in the same period in the prior year.  The increase in net income in the current six month period is primarily due to increased sales volume, including increases in revenue and earnings provided by the recently acquired specialty chemical intermediates product line, and a gain on the sale of our RodPack wind energy business in November 2015. These increases were partially offset by the recognition of increased amortization expense associated with the recent product line acquisition, and the structural composites asset write-down charge in the first quarter referenced above.

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

We define EBITDA as follows:  net income attributable to Chase Corporation before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets.   We define Adjusted EBITDA as EBITDA excluding costs and gains/losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement gains/losses resulting from lump sum distributions to participants from our defined benefit plans, and other significant items.

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

The following table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (Dollars in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income attributable to Chase Corporation	$6,972	$4,066	$14,421	$10,971
Interest expense	260	270	510	544
Income taxes	3,781	2,190	7,968	5,959
Depreciation expense	1,391	1,395	2,864	2,812
Amortization expense	1,920	1,701	3,836	2,884
EBITDA	$14,324	$9,622	$29,599	$23,170
Exit costs related to idle facility (a)	209	—	209	—
Gain on sale of business (b)	—	—	(1,031)	—
Write-down of certain assets under construction (c)	—	—	365	—
Acquisition-related costs (d)	—	584	—	584
Cost of sale of inventory step-up (e)	—	49	—	49
Adjusted EBITDA	$14,533	$10,255	$29,142	$23,803

(a)	Represents costs incurred to raze the idle Randolph, MA facility in preparation for sale of the property
(b)	Represents gain on sale of the RodPack wind energy business contained within the structural composites product line that was completed in November 2015
(c)	Represents a write-down of certain structural composites assets under construction based on usage constraints recognized following the sale of the RodPack wind energy business in November 2015
(d)	Represents costs related to the January 2015 acquisition of the specialty chemical intermediates product line
(e)	Represents expenses related to the step-up in fair value of inventory through purchase accounting from the January 2015 acquisition of the specialty chemical intermediates product line

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $7,889,000 to $51,708,000 at February 29, 2016, from $43,819,000 at August 31, 2015.  The increased cash balance is primarily attributable to cash from operations and the sale of the RodPack wind energy business formerly contained within our structural composites product line.  Of the above noted amounts, $23,351,000 and $18,659,000 were held outside the U.S. by our foreign subsidiaries as of February 29, 2016 and August 31, 2015, respectively. Given our cash position and borrowing capability in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, we would pay the applicable U.S. taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $19,643,000 in the first six months of fiscal year 2016 compared to $7,789,000 in the prior year period.  Cash provided by operations during the first six months of fiscal 2016 was primarily related to operating income and a decrease in accounts receivable (driven primarily by collections on international sales, which customarily have longer collection terms), and a reduction in our overall inventory balance. These were offset by decreases in accounts payable and accrued compensation and other expenses. The decrease in accrued compensation and other expenses related primarily to the payment of the Company’s annual employee incentive plan in November 2015.

The ratio of current assets to current liabilities was 4.2 as of February 29, 2016 compared to 3.2 as of August 31, 2015.  The increase in our current ratio at February 29, 2016 was primarily attributable to an increase in cash and cash equivalents and decreases in accounts payable and accrued payroll and other compensation, due to the payment of our annual incentive plan in November 2015.

Cash flow provided by investing activities of $587,000 was primarily due to the sale of the RodPack wind energy business in November 2015, partially offset by cash paid for purchases of machinery and equipment at our manufacturing locations during the first six months of fiscal 2016.

Cash flow used in financing activities of $10,204,000 was primarily due to scheduled payments made on the bank loans used to finance our June 2012 acquisition of NEPTCO, as well as payment of our annual dividend in December 2015 (both of which are described in more detail below).

On October 28, 2015, we announced a cash dividend of $0.65 per share (totaling $5,999,000).  The dividend was paid on December 4, 2015 to shareholders of record on November 9, 2015.

In June 2012, in connection with our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At February 29, 2016, the applicable interest rate was 2.18% per annum and the outstanding principal amount was $47,600,000.  We are required to repay the principal amount of the term loan in quarterly installments.  Installment payments of $1,400,000 began in September 2012 and continued through June 2014, increased to $1,750,000 per quarter thereafter through June 2015, and increased to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017, at which time the remaining principal balance will be due. Prepayment of the Credit Facility is allowed at any time.

We have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of both February 29, 2016, and March 31, 2016, the entire amount of $15,000,000 was available for use.  The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of February 29, 2016.

Currently, we have several on-going capital projects, as well as our facility consolidation and rationalization initiative, which are important to our long-term strategic goals.  Machinery and equipment will be added as needed to increase capacity or enhance operating efficiencies in our production facilities.

During the second quarter, we took action to market for sale two non-production properties owned by the Company. Included in this was the razing of our idle facility in Randolph, MA, which is being done in part to make the location more attractive to a potential buyer. We anticipate the demolition work to be completed during the third fiscal quarter, with the sale of the property to follow.   Our Paterson, NJ site was reclassified to assets held for sale during the quarter, and we are currently working to execute a sales agreement with terms we deem beneficial to the Company.

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

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,”  which will replace most of the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  The ASU will be effective for the Company beginning September 1, 2017 (fiscal 2018), including interim periods in its fiscal year 2018, but with early adoption permitted.  The Company does not expect the adoption of ASU 2015-17 to have a material impact its financial statements or presentation.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, “Revenue from Contracts with Customers.”  The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The ASU will be effective for the Company beginning September 1, 2019 (fiscal 2020). Early application is permitted for all public business entities upon issuance. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial position, results of operations and cash flows.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the six months ended February 29, 2016 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At February 29, 2016, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the

Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales to European customers. As of February 29, 2016, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at February 29, 2016
GBP	British Pound	$10,849,000
EUR	Euro	$7,634,000
CNY	Chinese Yuan	$353,000
CAD	Canadian Dollar	$177,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the six months ended February 29, 2016 in the amount of $4,010,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt, including current portion, was $47,600,000 at February 29, 2016.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 12 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Chase Corporation

Dated: April 8, 2016	By:	/s/ Adam P. Chase
Adam P. Chase,
President and Chief Executive Officer

Dated: April 8, 2016	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer