Form 10-Q
period 2016-05-31
CHASE CORP
filed 2016-07-08
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2016

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

The number of shares of Common Stock outstanding as of June 30, 2016 was 9,276,921.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2016

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2016	2015
ASSETS
Current Assets
Cash & cash equivalents	$62,347	$43,819
Accounts receivable, less allowance for doubtful accounts of $926 and $705	38,426	39,488
Inventories	26,605	29,476
Prepaid expenses and other current assets	2,812	2,174
Due from sale of business	457	—
Assets held for sale	604	1,089
Deferred income taxes	2,255	2,255
Total current assets	133,506	118,301

Property, plant and equipment, net	37,028	40,921

Other Assets
Goodwill	43,899	44,123
Intangible assets, less accumulated amortization of $34,154 and $28,882	38,891	44,852
Cash surrender value of life insurance	7,135	7,133
Restricted investments	1,547	1,410
Funded pension plan	745	634
Deferred income taxes	385	390
Other assets	96	133
	$263,232	$257,897
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$8,400	$8,400
Accounts payable	14,615	15,599
Accrued payroll and other compensation	4,493	6,286
Accrued expenses	3,900	4,448
Accrued income taxes	2,005	2,783
Total current liabilities	33,413	37,516

Long-term debt, less current portion	37,100	43,400
Deferred compensation	2,304	2,230
Accumulated pension obligation	13,150	12,901
Other liabilities	373	85
Accrued income taxes	1,368	1,249
Deferred income taxes	6,188	6,174

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,267,633 shares at May 31, 2016 and 9,191,958 shares at August 31, 2015 issued and outstanding	927	919
Additional paid-in capital	14,989	14,296
Accumulated other comprehensive loss	(9,646)	(7,986)
Retained earnings	163,066	147,113
Total equity	169,336	154,342
Total liabilities and equity	$263,232	$257,897

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015

Revenue
Sales	$63,480	$64,102	$173,932	$170,772
Royalties and commissions	756	796	2,706	2,363
	64,236	64,898	176,638	173,135
Costs and Expenses
Cost of products and services sold	38,542	40,144	108,154	108,859
Selling, general and administrative expenses	11,770	12,125	33,506	34,260
Exit costs related to idle facility (Note 15)	662	—	871	—
Write-down of certain assets under construction (Note 8)	—	—	365	—
Acquisition-related costs (Note 14)	—	—	—	584

Operating income	13,262	12,629	33,742	29,432

Interest expense	(284)	(266)	(794)	(810)
Gain on sale of business (Note 8)	—	—	1,031	—
Other income (expense)	(512)	(500)	876	266

Income before income taxes	12,466	11,863	34,855	28,888

Income taxes	4,935	4,697	12,903	10,656

Net income	$7,531	$7,166	$21,952	$18,232

Add: net income attributable to non-controlling interest	—	—	—	(95)

Net income attributable to Chase Corporation	$7,531	$7,166	$21,952	$18,137

Net income available to common shareholders, per common and common equivalent share

Basic	$0.81	$0.78	$2.38	$1.98

Diluted	$0.80	$0.77	$2.34	$1.95

Weighted average shares outstanding
Basic	9,173,252	9,093,602	9,156,805	9,076,386
Diluted	9,311,798	9,245,953	9,287,809	9,216,731

Annual cash dividends declared per share			$0.65	$0.60

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net income	$7,531	$7,166	$21,952	$18,232

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	75	11	(24)	3
Change in funded status of pension plans, net of tax	94	224	281	443
Foreign currency translation adjustment	2,093	(274)	(1,917)	(3,183)
Total other comprehensive income (loss)	2,262	(39)	(1,660)	(2,737)
Comprehensive income	9,793	7,127	20,292	15,495

Comprehensive income attributable to non-controlling interest	—	—	—	(95)

Comprehensive income attributable to Chase Corporation	$9,793	$7,127	$20,292	$15,400

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED MAY 31, 2016

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity
Balance at August 31, 2015	9,191,958	$919	$14,296	$(7,986)	$147,113	$154,342
Restricted stock grants, net of forfeitures	29,884	3	(3)			-
Amortization of restricted stock grants			729			729
Amortization of stock option grants			212			212
Exercise of stock options	92,826	9	1,432			1,441
Common stock received for payment of stock option exercises	(24,758)	(2)	(1,315)			(1,317)
Excess tax benefit from stock based compensation			855			855
Common stock retained to pay taxes on common stock	(22,277)	(2)	(1,217)			(1,219)
Cash dividend paid, $0.65 per share					(5,999)	(5,999)
Change in funded status of pension plan, net of tax $153				281		281
Foreign currency translation adjustment				(1,917)		(1,917)
Net unrealized gain (loss) on restricted investments, net of tax $13				(24)		(24)
Net income					21,952	21,952
Balance at May 31, 2016	9,267,633	$927	$14,989	$(9,646)	$163,066	$169,336

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Nine Months Ended May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,952	$18,232
Adjustments to reconcile net income to net cash provided by operating activities
Loss on write-down of certain assets under construction	365	—
Gain on sale of business	(1,031)	—
Depreciation	4,282	4,238
Amortization	5,774	4,940
Cost of sale of inventory step-up	—	65
Provision for allowance for doubtful accounts	235	193
Stock based compensation	941	819
Realized gain on restricted investments	(65)	(79)
Decrease in cash surrender value life insurance	135	135
Pension curtailment and settlement loss	—	177
Excess tax expense from stock-based compensation	(855)	(730)
Deferred taxes	—	(149)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	306	(1,529)
Inventories	2,659	(1,295)
Prepaid expenses & other assets	(643)	(143)
Accounts payable	(1,045)	426
Accrued compensation and other expenses	(1,530)	(3,414)
Accrued income taxes	287	1,842
Deferred compensation	75	138
Net cash provided by operating activities	31,842	23,866

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,377)	(1,954)
Retirements of (cost to acquire) intangible assets	13	(34)
Payments for acquisitions	—	(33,285)
Net proceeds from sale of business	1,729	739
Increase in restricted investments	(109)	(110)
Payments for cash surrender value life insurance	(137)	(138)
Net cash provided by (used in) investing activities	119	(34,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	—	2,000
Payments of principal on debt	(6,300)	(7,250)
Dividend paid	(5,999)	(5,477)
Proceeds from exercise of common stock options	124	392
Payments of taxes on stock options and restricted stock	(1,219)	(1,182)
Excess tax benefit from stock based compensation	855	730
Payment for acquisition of non-controlling interest	—	(500)
Net cash used in financing activities	(12,539)	(11,287)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	19,422	(22,203)
Effect of foreign exchange rates on cash	(894)	(1,310)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	43,819	53,222
CASH & CASH EQUIVALENTS, END OF PERIOD	$62,347	$29,709

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$1,317	$1,767
Property, plant and equipment additions included in accounts payable	$218	$99
Deferred tax assets and liabilities acquired from non-controlling interest	$—	$248

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited consolidated financial statements, which included all information and notes necessary for such complete presentation for the three years ended August 31, 2015, in conjunction with its 2015 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended May 31, 2016 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2016, the results of its operations, comprehensive income and cash flows for the interim periods ended May 31, 2016, and changes in equity for the interim period ended May 31, 2016.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the US dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s UK-based operations are measured using the UK pound sterling as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The functional currency for all of our other operations is the US dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other income / (expense) on the condensed consolidated statements of operations.

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

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the "JV") owned by its now-former joint venture partner, an otherwise unrelated party. Because of the Company's controlling financial interest, the JV's assets, liabilities and results of operations have been consolidated within the

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Company's consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest subsequent to October 31, 2014. The $95 recorded in the condensed consolidated statement of operations as net income attributable to non-controlling interest for the nine month period ended May 31, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most of the existing revenue recognition guidance under US Generally Accepted Accounting Principles (“GAAP”). The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In March and April 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10 “Identifying Performance Obligations and Licensing,” both of which provide further clarification to be considered when implementing ASU 2014-09. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issue costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. Amortization of such costs is still reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company), but early adoption is allowed. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issue costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company is currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position, results of operations and cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” This ASU provides simplification in the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The effective date for adoption of this guidance would be our fiscal year beginning September 1, 2017 (fiscal 2018), but with early adoption allowed. We are currently evaluating the effect that this guidance will have on our consolidated financial statements.

Note 3 — Inventories

Inventories consist of the following as of May 31, 2016 and August 31, 2015:

	May 31, 2016	August 31, 2015
Raw materials	$13,074	$12,937
Work in process	6,249	6,539
Finished goods	7,282	10,000
Total Inventories	$26,605	$29,476

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015

Basic Earnings per Share

Net income attributable to Chase Corporation	$7,531	$7,166	$21,952	$18,137
Less: Allocated to participating securities	69	60	197	141
Net income available to common shareholders	$7,462	$7,106	$21,755	$17,996

Basic weighted average shares outstanding	9,173,252	9,093,602	9,156,805	9,076,386
Net income per share - Basic	$0.81	$0.78	$2.38	$1.98

Diluted Earnings per Share

Net income attributable to Chase Corporation	$7,531	$7,166	$21,952	$18,137
Less: Allocated to participating securities	69	59	197	139
Net income available to common shareholders	$7,462	$7,107	$21,755	$17,998

Basic weighted average shares outstanding	9,173,252	9,093,602	9,156,805	9,076,386
Additional dilutive common stock equivalents	138,546	152,351	131,004	140,345
Diluted weighted average shares outstanding	9,311,798	9,245,953	9,287,809	9,216,731
Net income per share - Diluted	$0.80	$0.77	$2.34	$1.95

For the three and nine months ended May 31, 2016, stock options to purchase 0 and 18,860 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  For the three and nine months ended May 31, 2015, stock options to purchase 15,169 and 22,750 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

Stock options — options to purchase 21,275 shares of common stock in the aggregate with an exercise price of $39.50 per share.  The options will vest in three equal annual installments beginning on August 31, 2016 and ending on August 31, 2018. The options granted will expire on September 1, 2025. Compensation expense is recognized over the period of the award consistent with the vesting terms.

During the first quarter of fiscal 2016, an additional grant of 5,000 restricted shares was issued to a non-executive member of management with a vesting date of October 20, 2020. Compensation expense is recognized on a ratable basis over the vesting period.

In February 2016, as part of their standard compensation for board service, non-employee members of the Board of Directors received a total grant of 4,554 shares of restricted stock ($219 grant date value) for service for the period from January 31, 2016 through January 31, 2017.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation expense is recognized on a ratable basis over the twelve month vesting period.

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

	Three Months Ended May 31,				Nine Months Ended May 31,
	2016		2015		2016		2015
Revenue
Industrial Materials	$47,185		$47,288		$134,253		$130,013
Construction Materials	17,051		17,610		42,385		43,122
Total	$64,236		$64,898		$176,638		$173,135

Income before taxes
Industrial Materials	$14,191		$13,129	(b)	$40,391	(c)	$35,957	(b)
Construction Materials	5,662		5,586		14,785		12,051
Total for reportable segments	19,853		18,715		55,176		48,008
Corporate and common costs	(7,387)	(a)	(6,852)		(20,321)	(a)	(19,120)	(d)
Total	$12,466		$11,863		$34,855		$28,888

Includes the following costs by segment:
Industrial Materials
Interest	$213		$235		$595		$690
Depreciation	1,007		959		2,952		2,912
Amortization	1,587		1,647		4,716		3,700

Construction Materials
Interest	$71		$31		$199		$120
Depreciation	240		326		764		895
Amortization	351		409		1,058		1,240

(a)	Includes Randolph, MA facility exit and demolition costs of $662 and $871 incurred during the quarterly and year-to-date periods, respectively
(b)

Includes $16 and $65 of expenses related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical intermediates product line, incurred during the quarterly and year-to-date periods, respectively

(c)

Includes both a $1,031 gain on sale of our RodPack® wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

(d)	Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical intermediates product line

The Company’s products are sold worldwide.  For the quarters ended May 31, 2016 and 2015, sales from its operations located in the United Kingdom accounted for 12% and 15% of total Company revenue, respectively. In the current fiscal

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

year-to-date period, sales from its operations located in the United Kingdom accounted for 10% of total Company revenue compared to 13% in the same period in fiscal 2015.  No other foreign geographic area accounted for more than 10% of consolidated revenue for the three or nine month periods ended May 31, 2016 and 2015.

Total assets for the Company’s reportable segments as of May 31, 2016 and August 31, 2015 were:

	May 31,	August 31,
	2016	2015
Total assets
Industrial Materials	$139,257	$146,870
Construction Materials	43,060	48,016
Total for reportable segments	182,317	194,886
Corporate and common assets	80,915	63,011
Total	$263,232	$257,897

As of May 31, 2016 and August 31, 2015, the Company had long-lived assets (that provide future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) of $3,593 and $3,947, respectively, located in the United Kingdom.   These balances exclude goodwill and intangibles of $7,215 and $8,266, as of May 31, 2016 and August 31, 2015, respectively, associated with its operations in the United Kingdom.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2015	$33,390	$10,733	$44,123
Foreign currency translation adjustment	(211)	(13)	(224)
Balance at May 31, 2016	$33,179	$10,720	$43,899

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified ten reporting units within its two operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying value of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using discounted cash flows. The Company evaluates the possible impairment of goodwill annually during the fourth quarter and, whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible assets subject to amortization consist of the following as of May 31, 2016 and August 31, 2015:

	Weighted-Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
May 31, 2016
Patents and agreements	12.5	years	$2,531	$2,277	$254
Formulas and technology	8.4	years	8,359	4,172	4,187
Trade names	5.9	years	7,231	4,762	2,469
Customer lists and relationships	9.3	years	54,924	22,943	31,981
			$73,045	$34,154	$38,891

August 31, 2015
Patents and agreements	12.5	years	$2,568	$2,267	$301
Formulas and technology	8.4	years	8,415	3,513	4,902
Trade names	5.9	years	7,278	4,088	3,190
Customer lists and relationships	9.3	years	55,473	19,014	36,459
			$73,734	$28,882	$44,852

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2016 and 2015 was $5,774 and $4,940, respectively.  Estimated amortization expense for the remainder of fiscal year 2016 and for the next five years is as follows:

Years ending August 31,
2016 (remaining 3 months)	$1,960
2017	7,273
2018	7,069
2019	6,376
2020	5,508
2021	5,245

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

The sale resulted in a pre-tax book gain of $1,031, which was recorded within the condensed consolidated statement of operations as gain on sale of business in the nine month period ended May 31, 2016.  The Company received $1,500 of the proceeds in the first quarter of fiscal 2016 and $229 during the quarter ended May 31, 2016. It will receive the

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

remaining balance in two additional installments due at six month intervals, and has recorded the balance as a current asset (Due from sale of business) as of May 31, 2016.  The payment of these owed amounts is not subject to any further contingency or deliverable. Further, the Company will provide ongoing development support to the Buyer for which it will receive additional consideration upon the completion of services.

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

Note 9 — Joint Venture

On October 31, 2014, the Company purchased the 50% non-controlling membership interest of NEPTCO JV LLC (the “JV”) that had been owned by its joint venture partner, an otherwise unrelated party. The purchase consideration was subject to certain contingent adjustments based on certain future events related to the JV. The period during which these future events could occur lapsed in the third fiscal quarter of 2016 without being triggered. The purchase price was not material to the Company. Because of the Company’s controlling financial interest, the JV’s assets, liabilities, and results of operations have been consolidated within the Company’s consolidated financial statements since June 27, 2012, the date the Company acquired NEPTCO. The Company continues to fully consolidate the assets, liabilities and results of operations of the JV, but no longer records an offsetting amount for a non-controlling interest.  The $95 recorded in the consolidated statement of operations as net income attributable to non-controlling interest for the nine months ended May 31, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

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

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 — Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2016 and 2015 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$74	$91	$222	$272
Interest cost	182	170	546	509
Expected return on plan assets	(129)	(153)	(387)	(459)
Amortization of prior service cost	1	1	3	3
Amortization of accumulated loss	143	167	429	502
Settlement loss	—	177	—	177
Net periodic benefit cost	$271	$453	$813	$1,004

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31, 2016, the Company has made contributions of $233 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2016 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $214 in the first nine months of the prior year.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of May 31, 2016 and August 31, 2015 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2016 and August 31, 2015:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	May 31, 2016	$1,547	$1,520	27	—

Restricted investments	August 31, 2015	$1,410	$1,394	16	—

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following table presents the fair value of the Company’s long-term debt as of May 31, 2016 and August 31, 2015, which is recorded at its carrying value:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	May 31, 2016	$45,500	$—	45,500	—

Long-term debt	August 31, 2015	$51,800	$—	51,800	—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total

Balance at August 31, 2015	$47	$(5,934)	$(2,099)	$(7,986)

Other comprehensive gains (losses) before reclassifications (1)	18	—	(1,917)	(1,899)
Reclassifications to net income of previously deferred (gains) losses (2)	(42)	281	—	239
Other comprehensive income (loss)	(24)	281	(1,917)	(1,660)
Balance at May 31, 2016	$23	$(5,653)	$(4,016)	$(9,646)

(1)	Net of tax expense of $10, $0, $0, respectively.
(2)	Net of tax expense of $23, tax benefit of $153, $0, respectively.

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
	Three Months Ended May 31,		Nine Months Ended May 31,		Location of Gain (Loss) Reclassified from Accumulated
	2016	2015	2016	2015	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(2)	$(3)	$(65)	$(79)	Selling, general and administrative expenses
Tax expense (benefit)	1	1	23	28
Gain net of tax	$(1)	$(2)	$(42)	$(51)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$6	$5	$18	$16	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses and settlement losses	139	340	416	666	Selling, general and administrative expenses
Tax expense (benefit)	(51)	(121)	(153)	(239)
Loss net of tax	$94	$224	$281	$443

Total net loss reclassified for the period	$93	$222	$239	$392

Note 14 — Acquisition of Specialty Chemical Intermediates Product Line

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”) for a purchase price of $33,285, after working capital adjustments and excluding any acquisition-related costs.  As part of this transaction, Chase acquired the Seller’s microspheres product line, sold under the Dualite brand, located in Greenville, SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in the Elgin, IL location. Under the agreement, Chase entered into a ten year facility operating lease at the Seller’s Greenville, SC location. The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for three years. The purchase was funded entirely with available cash on hand.

Since the effective date for this acquisition, January 30, 2015, the financial results of the specialty chemical intermediates product line have been included in the Company’s financial statements within the Industrial Materials operating segment. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $584 of acquisition-related costs during the nine month period ended May 31, 2015 to acquisition-related costs.

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

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $6,371 that is largely attributable to the synergies and economies of scale from combining the operations and technologies of Chase and the two product lines, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce and marketing efforts. This goodwill is deductible for income tax purposes.

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

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the nine month period ended May 31, 2015 as though the specialty chemical intermediates product line acquisition described above occurred on September 1, 2013 (the first day of fiscal 2014). The actual revenue and expenses for the specialty chemical intermediates product line acquisition are included in the Company’s fiscal 2016 and 2015 consolidated results beginning on January 30, 2015 (prior to the start of the quarter ended May 31, 2015). From the date of acquisition (January 30, 2015) through May 31, 2015, revenue and net gain attributable to Chase Corporation for the specialty chemicals product lines included in the condensed consolidated statement of operations were $7,236 and $204, respectively, inclusive of the effects of the $584 in acquisition costs, $65 in sale of inventory step-up cost and additional amortization expense recognized as part of the transaction. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost and the income tax impact of the pro forma adjustments at the statutory rate of 35%.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2013.

Nine Months Ended
May 31, 2015
Revenue	$181,664
Net income	19,655
Net income attributable to Chase Corporation	19,560

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$2.13
Diluted earnings per share	$2.10

Note 15 – Exit Costs Related to Idle Facility

In the quarterly and year-to-date periods ended May 31, 2016, the Company recognized $662 and $871 in expenses to raze its Randolph, MA facility, which has been idle with regard to production for several years. The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale during the second quarter of fiscal 2016. These actions were taken as part of the Company’s on-going facility consolidation and rationalization initiative. The Company has updated its initial estimates, and currently anticipates an additional $100 in expenses associated with completing the project, and expects work to be completed during the fourth fiscal quarter, with the sale of the property to follow. See Note 16 to the condensed consolidated financial statements for additional information on assets held for sale.

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

Assets held for sale as of May 31, 2016 and August 31, 2015 were:

	May 31, 2016	August 31, 2015
Paterson, NJ - Building and leasehold improvements	$590	$—
Randolph, MA - Property, plant and equipment (a)	14	—
RodPack - Property, plant and equipment (b)	—	773
RodPack - Patents and other intangible assets (b)	—	316
Total	$604	$1,089

(a)	See Note 15 to the condensed consolidated financial statements for additional information on Randolph, MA location assets held for sale as of May 31, 2016.
(b)	See Note 8 to the condensed consolidated financial statements for additional information on RodPack assets held for sale as of August 31, 2015.

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

Overview

The Company attained revenue growth in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, but on a quarterly basis, it did not match the top-line results achieved in the third fiscal quarter of the prior year. Despite the third quarter reduction in revenue, Chase realized growth in both operating income and net income for both the quarter and year-to-date periods as compared to the prior year. This growth in operating income and net income can be attributed to both an overall favorable sales mix, and the results of the Company’s ongoing cost control and facility rationalization initiatives, which are focused on streamlining processes and reducing operating costs. Our pulling and detection, coating and lining systems, bridge and highway, building envelope and specialty chemical intermediates product lines all saw revenue growth for both the quarterly and year-to-date periods. However, this growth was more than offset in the quarterly period and partially offset in the year-to-date period by declines in our pipeline coatings, wire and cable and fiber optic cable components product lines. Our specialty chemical intermediates product line was acquired in the second quarter of the prior year, and this represents the first quarter in which it is fully included in both the current and comparative quarters. Net income attributable to Chase Corporation further benefited in the nine month period ended May 31, 2016 from the sale of our RodPack wind energy business during the first quarter of our fiscal year.

Third quarter revenue from our Industrial Materials segment was relatively stable compared to the prior year period, decreasing less than one percent. Year-to-date revenue exceeded the same period in the prior year, with both current year periods seeing higher demand for our pulling and detection and specialty chemical intermediates product offerings. Sales of our electronic coatings products were up on a year-to-date basis, but down for the quarter as compared to the prior year comparable periods. Reduced demand for wire and cable and fiber optic cable components products fully offset gains for the quarter, and partially offset revenue increases for the year-to-date period.

Revenue from our Construction Materials segment decreased for both the current quarter and current year-to-date periods, as compared to the same periods in the prior year. Both the segment’s quarter-over-quarter and year-to-date net sales decreases were driven by reduced demand for our pipeline coatings products. Middle East water infrastructure project demand continued for the pipeline coatings products produced at our Rye, UK facility, but as anticipated this demand was at a lower volume than achieved in both the comparable prior year periods. Our domestically-produced pipeline coatings products, which sell predominantly into North American oil and gas markets, had a year-to-date increase in sales volume, but was down for the current quarter as compared to the third quarter of the prior year. Given the repair and maintenance focus of many of our domestically-produced pipeline coatings products, the product line as a whole has not been as heavily impacted by the dynamics in the oil and gas markets into which it sells. Our coating and lining systems, bridge and highway and building envelope product lines all saw sales volume growth in both the quarter-over-quarter and year-over-year periods, partially offsetting the results of our pipeline coatings products.

During the remainder of fiscal 2016, we will continue to focus on our core strategies: organic earnings growth via our core businesses; inorganic growth through the identification, pursuit and possible purchase of accretive and complementary acquisition targets; and cost control, by leveraging existing resources and streamlining processes.

Our balance sheet remains strong, with cash on hand of $62,347,000 and a current ratio of 4.0.  Our $15,000,000 line of credit is fully available, while the balance of our term debt is $45,500,000. The entire outstanding balance of our term debt will become current in the fourth fiscal quarter of 2016, with final payment due June 2017 (the fourth quarter of fiscal 2017).

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

(1)	50% owned joint venture until October 31, 2014, when we purchased the remaining 50% non-controlling interest.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Nine Months Ended		Total	Nine Months Ended		Total
	May 31, 2016		Revenue	May 31, 2015		Revenue	May 31, 2016		Revenue	May 31, 2015		Revenue

Revenue
Industrial Materials	$47,185		73%	$47,288		73%	$134,253		76%	$130,013		75%
Construction Materials	17,051		27%	17,610		27%	42,385		24%	43,122		25%
Total	$64,236			$64,898			$176,638			$173,135

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Nine Months Ended		Segment	Nine Months Ended		Segment
	May 31, 2016		Revenue	May 31, 2015		Revenue	May 31, 2016		Revenue	May 31, 2015		Revenue
Income before income taxes
Industrial Materials	$14,191		30%	$13,129	(b)	28%	$40,391	(c)	30%	$35,957	(b)	28%
Construction Materials	5,662		33%	5,586		32%	14,785		35%	12,051		28%
Total for reportable segments	19,853		31%	18,715		29%	55,176		31%	48,008		28%
Corporate and Common Costs	(7,387)	(a)		(6,852)			(20,321)	(a)		(19,120)	(d)
Total	$12,466		19%	$11,863		18%	$34,855		20%	$28,888		17%

(a)	Includes Randolph, MA facility exit and demolition costs of $662 and $871 incurred during the quarterly and year-to-date periods, respectively
(b)

Includes $16 and $65 of expenses related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical intermediates product line, incurred during the quarterly and year-to-date periods, respectively

(c)

Includes both a $1,031 gain on sale of our RodPack® wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

(d)	Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical intermediates product line

Total Revenue

Total revenue decreased $662,000 or 1% to $64,236,000 for the quarter ended May 31, 2016, compared to $64,898,000 in the same quarter of the prior year.  Total revenue increased $3,503,000 or 2% to $176,638,000 in the fiscal year-to-date period compared to $173,135,000 in the same period in fiscal 2015.

Revenue in our Industrial Materials segment decreased $103,000 or less than one percent for the current fiscal quarter and increased $4,240,000 or 3% in the current year-to-date period. The changes in this segment compared to the prior year periods were primarily due to the following for the current quarter and year-to-date periods, respectively:  (a) our specialty chemical intermediates product line, which was acquired in the second quarter of the prior year, had increases in sales volume of $76,000 and $8,292,000; and (b) our pulling and detection products, which continued to garner high demand from the utility and telecommunication industries, and had sales volume increases of $1,055,000 and $2,705,000. These increases were fully offset for the quarter, and partially offset for the year-to-date period, by: (a) our wire and cable products, which continued the trend of reduced product demand from the energy and mining-related markets and saw decreases of $712,000 and $4,438,000 for the quarter and year-to-date periods, respectively; and (b) quarter-over-quarter and year-to-date reductions of $98,000 and $1,303,000, respectively, in sales of our fiber optic cable component products. In addition, while quarter-over-quarter revenue for our electronic coatings products was down $531,000, total year-to-date revenue for the product line was $25,000 over the prior year comparable period, driven by demand from the automotive and appliance industries.

Revenue from our Construction Materials segment decreased $559,000 or 3% and $737,000 or 2% in the current quarter and year-to-date periods, respectively.  The decrease in our Construction Materials segment compared to both prior year periods was primarily due to the anticipated net decreases in our pipeline coatings products sales, which totaled $2,405,000 and $4,457,000 for the quarter-over-quarter and year-to-date periods, respectively. While year-to-date sales of our domestically-produced pipeline products continued to exceed prior year-to-date results, their sales volume for the quarter decreased compared to the third quarter of the prior year. For both the current quarter and current year-to-date periods, Middle East water infrastructure project demand remained a significant sales driver for the pipeline coatings products produced at our Rye, UK facility. However, this demand continued at a lower volume in the current periods, as compared to those obtained in the respective prior year periods. These decreases were partially offset by: (a) our coating and lining systems products, which exceeded prior year quarter and year-to-date results by $1,013,000 and $2,576,000, respectively, with sales volume increases driven by both non-repeating project work and an overall increasing acceptance of the product offerings in architectural and general waterproofing applications; (b) our bridge and highway products, with quarter-over-quarter and year-to-date sales volume increases of $516,000 and $1,074,000, respectively; and (c) our building envelope products, which obtained quarterly and year-to-date sales volume increases of $318,000 and $62,000, respectively.

Cost of Products and Services Sold

Cost of products and services sold decreased $1,602,000 or 4% to $38,542,000 for the quarter ended May 31, 2016, compared to $40,144,000 in the prior year quarter.  Cost of products and services sold decreased $705,000 or 1% to $108,154,000 in the fiscal year-to-date period compared to $108,859,000 in the same period in fiscal 2015.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2016	2015	2016	2015
Industrial Materials	62%	62%	62%	63%
Construction Materials	55%	62%	59%	64%
Total	60%	62%	61%	63%

Cost of products and services sold in our Industrial Materials segment were $29,095,000 and $83,300,000 in the current quarter and year-to-date periods compared to $29,263,000 and $81,391,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment were $9,447,000 and $24,854,000 for the quarter and year-to-date periods ended May 31, 2016, compared to $10,881,000 and $27,468,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold remained consistent for Industrial Materials for the quarter-over-quarter period and decreased for the year-to-date period. For Construction Materials, cost of products and services sold as a percentage of revenue decreased for both the quarter and year-to-date periods. These decreases were primarily due to product mix, as we had decreased sales volume from our lower margin products.  Given the composition of our finished goods and the markets we serve, the pricing of certain commodities can both directly and indirectly affect the purchase price of our raw materials and the demand and sales price for our product offerings. As such, Chase closely monitors raw material and commodities pricing across all its product lines to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $355,000 or 3% to $11,770,000 for the quarter ended May 31, 2016 compared to $12,125,000 in the prior year quarter. As a percentage of revenue, selling, general and administrative expenses decreased to 18% in the current fiscal quarter compared to 19% in the prior year period. Selling, general and administrative expenses decreased $754,000 or 2% to $33,506,000 in the fiscal year-to-date period compared to $34,260,000 in the same period in fiscal 2015.  As a percentage of revenue, selling, general and administrative expenses decreased to 19% in the current fiscal year-to-date period compared to 20% in the prior year period. The percentage decrease for both the current fiscal quarter and year-to-date period compared to the prior year periods, respectively, was primarily attributable to: (a) decreases in international sales commissions of $256,000 and $907,000 due to a commission structure change which affected sales in certain geographic regions in the current year; (b) decreases of $188,000 and $216,000 in pension costs, principally related to the $177,000 lump sum pension settlement cost recognized in the prior year period third quarter; (c) net decreases of $168,000 and $116,000 in selling expenses; and (d) transitional administrative costs of $100,000 incurred following our purchase of the specialty chemical intermediates product line (separate from acquisition-related costs) recognized in the third quarter of the prior year, which did not recur in the current year. Selling, general and administrative expenses were further affected by period-over-period changes in amortization expense; these changes predominantly related to our January 30, 2015 acquisition of the specialty chemical intermediates product line. Amortization expense recorded to selling, general and administrative expense decreased $118,000 and increased $834,000 for the quarter-over-quarter and year-to-date periods, respectively.  A focus on cost control continues to be one of our core operating strategies, and this focus will continue throughout the remainder of fiscal 2016 and in future periods.

Exit Costs Related to Idle Facility

In the quarter and year-to-date period ended May 31, 2016, the Company recognized $662,000 and $871,000, respectively, in demolition costs associated with its site in Randolph, MA, which has been idle with regard to production for several years. The Company began marketing the site for sale during the second fiscal quarter of 2016. The decision to raze the site and market the property comes as part of the Company’s facility consolidation and rationalization initiative, and was done in part to make the property more attractive to a potential buyer. Prior to the current fiscal year, production previously housed in Randolph, MA had been relocated to the Company’s Oxford, MA and Blawnox, PA locations. The Company has updated its initial estimate and currently anticipates an additional $100,000 in expenses associated with completing the project, and expects work to be completed during the fourth fiscal quarter, with the sale of the property to follow.

Write-down of Certain Assets Under Construction

In the first quarter of fiscal 2016, the Company recorded a $365,000 charge related to the full write-down of certain structural composites tangible assets (construction in progress) located in its Granite Falls, NC facility. The first quarter sale of our RodPack wind energy business (and related intangible assets), contained within the structural composites product line, placed a limitation on the Company’s ability to sell certain other goods produced by the same product line, resulting in our determination to fully write-down certain assets under construction during the quarter.

Acquisition-Related Costs

In the nine months ended May 31, 2015, the Company incurred $584,000 of acquisition costs related to our acquisition of the specialty chemical intermediates product line.   This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and as such all related professional service fees (i.e., banking, legal, accounting, actuarial, etc.) were expensed as incurred within the nine month period ended May 31, 2015.

Interest Expense

Interest expense increased $18,000 or 7% to $284,000 for the quarter ended May 31, 2016 compared to $266,000 in the prior year third quarter, primarily due to a floating interest rate increase.  Interest expense decreased $16,000 or 2% to $794,000 for the fiscal year-to-date period compared to $810,000 in the same period in fiscal 2015.  The decrease in interest expense from the prior year-to-date period is a result of a reduction in our overall average debt balance through principal payments made from operating cash flow over the past year.

Gain on Sale of Business

In the first quarter of fiscal 2016, the Company sold the RodPack wind energy business formerly contained within its structural composites product line. This transaction resulted in a pre-tax book gain of $1,031,000, which was recorded in the nine month period ended May 31, 2016. The Company will provide ongoing development support to the buyer for which it will receive additional consideration upon the completion of services.

Other Income (Expense)

Other income (expense) was an expense of $512,000 in the quarter ended May 31, 2016 compared to an expense of $500,000 in the same period in the prior year, an increase of $12,000.  Other income (expense) was an income of $876,000 for the fiscal year-to-date period compared to an income of $266,000 in the same period in the prior year, an increase of $610,000.  Other income (expense) primarily includes interest income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  Expense in the current quarter was primarily the result of sales made from our UK-based operations and denominated in US dollars, while income in the current year-to-date period was primarily the result of sales made from our UK-based operations and denominated in both US dollars and euros.

Income Taxes

The effective tax rates for the third quarter and nine month period ended May 31, 2016 were 39.6% and 37.0%, respectively, and were 39.6% and 36.9%, for the quarter and year-to-date period ended May 31, 2015, respectively. The current year third quarter and year-to-date tax rates were affected by an adjustment in our uncertain tax positions. The prior year third quarter and year-to-date tax rates were affected by a domestic production deduction return to provision true-up item related to the sale of our Insulfab product line, which did not repeat in the current year.

Non-Controlling Interest

The income (loss) attributable to non-controlling interest relates to a joint venture we had, prior to our October 2014 acquisition of the 50% outstanding non-controlling membership interest.  The joint venture between the Company and its now-former joint venture partner (an otherwise unrelated party) was managed and operated on a day-to-day basis by the Company. The $95,000 recorded in the condensed consolidated statement of operations as net income attributable to non-controlling interest for the nine month period ended May 31, 2015, represents the now-former joint venture partner’s share of the results of operations of the JV for the period from September 1, 2014 through October 31, 2014.

Net Income Attributable to Chase Corporation

Net income attributable to Chase Corporation increased $365,000 or 5% to $7,531,000 in the quarter ended May 31, 2016 compared to $7,166,000 in the prior year third quarter.  The increase in net income in the current quarter is primarily due to a more favorable sales mix during the quarter, and reduced selling, general and administrative expense for the period.

Net income attributable to Chase Corporation increased $3,815,000 or 21% to $21,952,000 in the nine months ended May 31, 2016 compared to $18,137,000 in the same period in the prior year.  The increase in net income in the current nine month period is primarily due to: (a) increased sales volume and an improved sales mix, including increases in revenue and earnings provided by the recently acquired specialty chemical intermediates product line; (b) a gain on the sale of our RodPack wind energy business in November 2015; (c)  a period-over-period reduction in selling, general and administrative expense; and (d) year-to-date foreign exchange gains recognized in other income (expense).

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

The use of EBITDA and Adjusted EBITDA has limitations and these performance measures should not be considered in isolation from, or as an alternative to, US GAAP measures such as net income.  Our measurements of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with US GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net income attributable to Chase Corporation	$7,531	$7,166	$21,952	$18,137
Interest expense	284	266	794	810
Income taxes	4,935	4,697	12,903	10,656
Depreciation expense	1,418	1,426	4,282	4,238
Amortization expense	1,938	2,056	5,774	4,940
EBITDA	$16,106	$15,611	$45,705	$38,781
Exit costs related to idle facility (a)	662	—	871	—
Gain on sale of business (b)	—	—	(1,031)	—
Write-down of certain assets under construction (c)	—	—	365	—
Acquisition-related costs (d)	—	—	—	584
Cost of sale of inventory step-up (e)	—	16	—	65
Pension settlement costs (f)	—	177	—	177
Adjusted EBITDA	$16,768	$15,804	$45,910	$39,607

(a)	Represents Randolph, MA facility exit and demolition costs incurred
(b)	Represents gain on sale of the RodPack wind energy business contained within the structural composites product line that was completed in November 2015
(c)	Represents a write-down of certain structural composites assets under construction based on usage constraints recognized following the sale of the RodPack wind energy business in November 2015
(d)	Represents costs related to the January 2015 acquisition of the specialty chemical intermediates product line
(e)	Represents expenses related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical intermediates product line
(f)	Represents pension-related settlement costs due to the timing of lump sum distributions

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $18,528,000 to $62,347,000 at May 31, 2016, from $43,819,000 at August 31, 2015.  The increased cash balance is primarily attributable to cash from operations and the sale of the RodPack wind energy business formerly contained within our structural composites product line.  Of the above noted amounts, $25,004,000 and $18,659,000 were held outside the US by our foreign subsidiaries as of May 31, 2016 and August 31, 2015, respectively. Given our cash position and borrowing capability in the US and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund US operations, we would pay the applicable US taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $31,842,000 in the first nine months of fiscal year 2016 compared to $23,866,000 in the same period in the prior year.  Cash provided by operations during the first nine months of fiscal 2016 was primarily related to operating income and a reduction in our overall inventory balance (a result of the enhanced inventory-management control the Company is exercising through the use of its companywide ERP system, whose roll-out was substantially completed in the prior year). These were offset by a decrease in accounts payable (in part driven by lower purchases on inventory, based on enhanced inventory-management control) and a decrease in accrued compensation and other expenses (related primarily to the payment of the Company’s annual employee incentive plan in November 2015).

The ratio of current assets to current liabilities was 4.0 as of May 31, 2016 compared to 3.2 as of August 31, 2015.  The increase in our current ratio at May 31, 2016 was primarily attributable to an increase in cash and cash equivalents and decreases in accounts payable and accrued payroll and other compensation, due to the payment of our annual incentive plan in November 2015.

Cash flow provided by investing activities of $119,000 was primarily due to the sale of the RodPack wind energy business in November 2015, largely offset by cash paid for purchases of machinery and equipment at our manufacturing locations during the first nine months of fiscal 2016.

Cash flow used in financing activities of $12,539,000 was primarily due to scheduled payments made on the bank loans used to finance our June 2012 acquisition of NEPTCO, as well as payment of our annual dividend in December 2015, both of which are described in more detail below.

On October 28, 2015, we announced a cash dividend of $0.65 per share (totaling $5,999,000).  The dividend was paid on December 4, 2015 to shareholders of record on November 9, 2015.

In June 2012, in connection with our acquisition of NEPTCO, we borrowed $70,000,000 under a five year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Credit Facility”). The applicable interest rate is based on the effective LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At May 31, 2016, the applicable interest rate was 2.20% per annum and the outstanding principal amount was $45,500,000.  We are required to repay the principal amount of the term loan in quarterly installments.  Installment payments of $1,400,000 began in September 2012 and continued through June 2014, increased to $1,750,000 per quarter thereafter through June 2015, and increased to $2,100,000 per quarter thereafter through March 2017.  The Credit Facility matures in June 2017, at which time the remaining principal balance will be due. Prepayment of the Credit Facility is allowed at any time.

We have a revolving line of credit with Bank of America (the “Revolver”) totaling $15,000,000, which bears interest at LIBOR plus a range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of both May 31, 2016, and June 30, 2016, the entire amount of $15,000,000 was available for use.

The Revolver is scheduled to mature in June 2017.  This Revolver allows for increased flexibility for working capital requirements going forward, and we plan to use this availability to help finance our cash needs, including potential acquisitions, in future periods.

The Credit Facility with Bank of America contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness.  It also requires us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of May 31, 2016.

Currently, we have several on-going capital projects, as well as our facility consolidation and rationalization initiative, which are important to our long-term strategic goals.  Machinery and equipment will be added as needed to increase capacity or enhance operating efficiencies in our production facilities.

During fiscal 2016, we have taken action to market for sale two non-production properties owned by the Company. Included in this was the razing of our idle facility in Randolph, MA, which is being done in part to make the location more attractive to a potential buyer. The demolition work is anticipated to be completed in the fourth fiscal quarter, with the sale of the property to follow.   Our Paterson, NJ site was reclassified to assets held for sale during the second fiscal quarter, and we are currently working to execute a sales agreement with terms we deem beneficial to the Company.

We may acquire companies or other assets in future periods which are complementary to our business.  We believe that our existing resources, including cash on hand and our Revolver, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurances that additional financing will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off-balance sheet arrangements.

The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the US dollar and other currencies, subsequent to our third fiscal quarter. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom negotiates its exit from the European Union. A weaker British pound compared to the US dollar during a reporting period would cause local currency results of our United Kingdom operations to be translated into fewer US dollars. For the nine month period ended May 31, 2016 revenue of our United Kingdom operations constituted 10% of our consolidated revenue, with sales denominated in a variety of trading currencies in addition to the British pound. In the longer term, any impact from Brexit on our United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 for a complete discussion of our contractual obligations.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most of the existing revenue recognition guidance under US Generally Accepted Accounting Principles (“GAAP”). The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In March and April 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10 “Identifying Performance Obligations and Licensing,” both of which provide further clarification to be considered when implementing ASU 2014-09. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issue costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. Amortization of such costs is still reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company), but early adoption is allowed. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issue costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement.  The Company is currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position, results of operations and cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” This ASU provides simplification in the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The effective date for adoption of this guidance would be our fiscal year beginning September 1, 2017 (fiscal 2018), but with early adoption allowed. We are currently evaluating the effect that this guidance will have on our consolidated financial statements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the nine months ended May 31, 2016 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At May 31, 2016, other than our restricted investments (which are restricted for use in a nonqualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in US dollars. However, our European operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in US dollars. As of May 31, 2016, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at May 31, 2016
GBP	British Pound	$17,243,000
EUR	Euro	$4,660,000
CAD	Canadian Dollar	$432,000
CNY	Chinese Yuan	$357,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the nine months ended May 31, 2016 in the amount of $1,917,000 related to our European operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt, including current portion, was $45,500,000 at May 31, 2016.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital” and Note 12 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Chase Corporation

Dated: July 8, 2016	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: July 8, 2016	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer