Form 10-Q
period 2016-11-30
CHASE CORP
filed 2017-01-06
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

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

The number of shares of Common Stock outstanding as of December 31, 2016 was 9,344,559

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2016

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2016	2016
ASSETS
Current Assets
Cash & cash equivalents	$49,324	$73,411
Accounts receivable, less allowance for doubtful accounts of $801 and $830	36,406	34,835
Inventories	28,187	25,814
Prepaid expenses and other current assets	3,002	3,728
Due from sale of business	229	457
Assets held for sale	686	604
Total current assets	117,834	138,849

Property, plant and equipment, net	35,909	36,742

Other Assets
Goodwill	50,933	43,576
Intangible assets, less accumulated amortization of $35,112 and $33,352	53,745	36,580
Cash surrender value of life insurance, less current portion	4,530	4,530
Restricted investments	1,707	1,637
Funded pension plan	383	382
Deferred income taxes	412	441
Other assets	37	82
	$265,490	$262,819
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$—	$43,400
Accounts payable	12,793	12,352
Accrued payroll and other compensation	3,126	6,553
Accrued expenses	3,892	3,892
Dividend payable	6,532	—
Accrued income taxes	1,522	2,317
Total current liabilities	27,865	68,514

Long-term debt, less current portion	41,300	—
Deferred compensation	1,719	1,649
Accumulated pension obligation	15,649	15,563
Other liabilities	730	328
Accrued income taxes	1,229	1,229
Deferred income taxes	1,448	1,447

Commitments and Contingencies (Notes 10 and 18)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,344,559 shares at November 30, 2016 and 9,278,486 shares at August 31, 2016 issued and outstanding	935	928
Additional paid-in capital	14,280	14,719
Accumulated other comprehensive loss	(17,417)	(15,479)
Retained earnings	177,752	173,921
Total equity	175,550	174,089
Total liabilities and equity	$265,490	$262,819

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2016	2015

Revenue
Sales	$60,269	$56,746
Royalties and commissions	1,088	732
	61,357	57,478
Costs and Expenses
Cost of products and services sold	35,289	34,717
Selling, general and administrative expenses	11,752	11,510
Acquisition-related costs (Note 14)	584	—
Exit costs related to idle facility (Note 15)	27	—
Write-down of certain assets under construction (Note 8)	—	365

Operating income	13,705	10,886

Interest expense	(246)	(250)
Gain on sale of location (Note 9)	792	—
Gain on sale of business (Note 8)	—	1,031
Other income (expense)	399	(31)

Income before income taxes	14,650	11,636

Income taxes	4,287	4,187

Net income	$10,363	$7,449

Net income available to common shareholders, per common and common equivalent share

Basic	$1.11	$0.81

Diluted	$1.10	$0.80

Weighted average shares outstanding
Basic	9,228,338	9,141,620
Diluted	9,321,002	9,282,670

Annual cash dividends declared per share	$0.70	$0.65

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2016	2015
Net income	$10,363	$7,449

Other comprehensive income:
Net unrealized gain on restricted investments, net of tax	13	28
Change in funded status of pension plans, net of tax	147	94
Foreign currency translation adjustment	(2,098)	(1,015)
Total other comprehensive (loss) income	(1,938)	(893)

Comprehensive income	$8,425	$6,556

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2016

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity
Balance at August 31, 2016	9,278,486	$928	$14,719	$(15,479)	$173,921	$174,089
Restricted stock grants, net of forfeitures	42,160	4	(4)			—
Amortization of restricted stock grants			410			410
Amortization of stock option grants			118			118
Exercise of stock options	49,291	5	874			879
Common stock received for payment of stock option exercises	(11,905)	(1)	(845)			(846)
Common stock retained to pay statutory minimum withholding taxes on common stock	(13,473)	(1)	(992)			(993)
Cash dividend accrued, $0.70 per share					(6,532)	(6,532)
Change in funded status of pension plan, net of tax $78				147		147
Foreign currency translation adjustment				(2,098)		(2,098)
Net unrealized gain on restricted investments, net of tax $7				13		13
Net income					10,363	10,363
Balance at November 30, 2016	9,344,559	$935	$14,280	$(17,417)	$177,752	$175,550

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,363	$7,449
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of location	(792)	—
Loss on write-down of certain assets under construction	—	365
Gain on sale of business	—	(1,031)
Depreciation	1,335	1,473
Amortization	2,176	1,916
Cost of sale of inventory step-up	190	—
(Recovery) provision for allowance for doubtful accounts	(5)	61
Stock-based compensation	528	318
Realized gain on restricted investments	(3)	(2)
Decrease in cash surrender value life insurance	—	45
Deferred taxes	10	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	5	5,008
Inventories	(1,397)	36
Prepaid expenses & other assets	(535)	(279)
Accounts payable	(12)	(2,113)
Accrued compensation and other expenses	(2,826)	(3,793)
Accrued income taxes	(771)	(445)
Deferred compensation	71	73
Net cash provided by operating activities	8,337	9,081

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(652)	(418)
Cost to acquire intangible assets	(14)	—
Payments for acquisitions	(30,435)	—
Proceeds from sale of location	1,382	—
Net proceeds from sale of business	229	1,500
Increase in restricted investments	(47)	(53)
Proceeds from settlement of life insurance policies	1,504	—
Payments for cash surrender value life insurance	—	(46)
Net cash (used in) provided by investing activities	(28,033)	983

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(2,100)	(2,100)
Proceeds from exercise of common stock options	33	91
Payments of taxes on stock options and restricted stock	(993)	—
Net cash used in financing activities	(3,060)	(2,009)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(22,756)	8,055
Effect of foreign exchange rates on cash	(1,331)	(420)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	73,411	43,819
CASH & CASH EQUIVALENTS, END OF PERIOD	$49,324	$51,454

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$846	$100
Property, plant and equipment additions included in accounts payable	$47	$12
Annual cash dividend declared	$6,532	$5,999

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation (the “Company,” “Chase,” “we,” or “us”) filed audited consolidated financial statements, which included all information and notes necessary for such complete presentation for the three years ended August 31, 2016, in conjunction with its 2016 Annual Report on Form 10-K.

The results of operations for the interim period ended November 30, 2016 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2016, which are contained in the Company’s 2016 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2016, the results of its operations, comprehensive income and cash flows for the interim periods ended November 30, 2016 and 2015, and changes in equity for the interim period ended November 30, 2016.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the US dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s UK-based operations are measured using the UK pound sterling as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s Spray Products (India) Private Limited business in India are measured using the Indian rupee as the functional currency. The functional currency for all of our other operations is the US dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of applicable operation are included in other income / (expense) on the condensed consolidated statements of operations and were $399, and ($96) for the three-month periods ended November 30, 2016 and 2015, respectively.

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. The business was acquired for a purchase price of $30,435, pending any final working capital adjustment and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business, and entered into multi-year leases at both locations. The Company expensed $584 of acquisition-related costs during the three-month period ended November 30, 2016 associated with this acquisition. The purchase was funded entirely with available cash on hand. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities, and expands its market reach. The Company is currently in the process of finalizing purchase accounting, and anticipates completion within the first half of fiscal 2017. Since the effective date of the acquisition, the financial results of Resin Designs’ operations have been included in the Company’s financial statements within the electronic and industrial coatings product line, contained within the Industrial Materials operating segment. See Note 14 to the Condensed Consolidated Financial Statements for additional information on the acquisition of the assets and operations of Resin Designs.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

On June 23, 2016, the Company acquired all the capital stock of Spray Products (India) Private Limited for $1,161, net of cash acquired. This acquired business works closely with our HumiSeal® manufacturing operation in Winnersh, Wokingham, England. The acquisition in India enhances the Company’s ability to provide technical, sales, manufacturing, chemical handling, and packaging services in the region. Since the effective date for this acquisition, the financial results of the business have been included in the Company's financial statements within the Company’s Industrial Materials operating segment in the electronic and industrial coatings product line. Purchase accounting was completed in the quarter ended August 31, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements: Going Concern (Subtopic 205-40),” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter (fiscal year 2017 for the Company). The adoption of ASU 2014-15, which occurred in the first quarter of fiscal 2017, did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issue costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. Amortization of such costs is still reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company). In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issue costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The adoption of ASU 2015-03 and ASU 2015-15, which occurred in the first quarter of fiscal 2017, did not have a material effect on the Company’s consolidated financial statements.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will be effective for the Company beginning September 1, 2019 (fiscal 2020). Early application is permitted for all public business entities upon issuance. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. We are currently evaluating the impact of the application of this ASU on our consolidated financial statements and disclosures thereto.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The required effective date for adoption of this guidance would be our fiscal year beginning September 1, 2017 (fiscal 2018), with early adoption allowed. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur. The Company early adopted this standard as of September 1, 2016 and during the first quarter of fiscal 2016 recognized an excess tax benefit from stock-based compensation of $794 within income tax expense on the condensed consolidated statement of operations (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation is now classified in net income in the statement of cash flows instead of being separately stated in financing activities for the three months ended November 30, 2016 (adopted prospectively). Given the Company’s historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU No. 2016-09. Due predominately to the inclusion of the excess tax benefit, the effective tax rate for the first quarter of fiscal 2017 decreased to 29.3%, compared to effective tax rates of 36.0% and 34.5% recognized for the first quarter and whole year periods of fiscal 2016, respectively; further, the Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU No. 2016-09. Following the adoption of the new standard, the Company has elected to account for forfeitures as they occur.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” This ASU provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The effective date for adoption of this guidance would be our fiscal year beginning September 1, 2018 (fiscal 2019), with early adoption permitted. The Company is currently evaluating the effect that ASU No. 2016-15 will have on its financial statements and related disclosures.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 3 — Inventories

Inventories consist of the following as of November 30, 2016 and August 31, 2016:

	November 30,	August 31,
	2016	2016
Raw materials	$13,343	$12,879
Work in process	7,053	6,019
Finished goods	7,791	6,916
Total Inventories	$28,187	$25,814

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two class method is as follows:

	Three Months Ended November 30,
	2016	2015

Basic Earnings per Share

Net income	$10,363	$7,449
Less: Allocated to participating securities	113	67
Net income available to common shareholders	$10,250	$7,382

Basic weighted average shares outstanding	9,228,338	9,141,620
Net income per share - Basic	$1.11	$0.81

Diluted Earnings per Share

Net income	$10,363	$7,449
Less: Allocated to participating securities	113	55
Net income available to common shareholders	$10,250	$7,394

Basic weighted average shares outstanding	9,228,338	9,141,620
Additional dilutive common stock equivalents	92,664	141,050
Diluted weighted average shares outstanding	9,321,002	9,282,670
Net income per share - Diluted	$1.10	$0.80

For the three months ended November 30, 2016 and 2015, stock options to purchase 38,591 and 31,485 shares, respectively, of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 5 — Stock-Based Compensation

In August 2015, the Board of Directors of the Company approved the fiscal year 2016 Long Term Incentive Plan (“2016 LTIP”) for the executive officers and other members of management.  The 2016 LTIP is an equity-based plan with a grant date of September 1, 2015 and contains a performance and service-based restricted stock grant of 6,962 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2018.  Based on the fiscal year 2016 financial results, 6,277 additional shares of restricted stock (total of 13,239 shares) were earned and granted subsequent to the end of fiscal year 2016 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2016, the Board of Directors of the Company approved the fiscal year 2017 Long Term Incentive Plan (“2017 LTIP”) for the executive officers and other members of management.  The 2017 LTIP is an equity-based plan with a grant date of September 1, 2016 and contains the following equity components:

Restricted Shares — (a) a performance and service-based restricted stock grant of 5,399 shares in the aggregate, subject to adjustment based on fiscal 2017 results, with a vesting date of August 31, 2019.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; (b) a time-based restricted stock grant of 5,367 shares in the aggregate, with a vesting date of August 31, 2019. Compensation expense is recognized on a ratable basis over the vesting period.

Stock options — options to purchase 15,028 shares of common stock in the aggregate with an exercise price of $64.37 per share.  The options will vest in three equal annual installments beginning on August 31, 2017 and ending on August 31, 2019. Of the options granted, 5,596 options will expire on August 31, 2026, and 9,432 options will expire on September 1, 2026. Compensation expense is recognized over the period of the award consistent with the vesting terms.

In August 2016, the Board of Directors of the Company approved equity retention agreements with certain executive officers.  The equity-based retention agreements have a grant date of September 1, 2016 and contain the following equity components: (a) time-based restricted stock grant of 16,312 shares in the aggregate, with 7,768 shares having a vesting date of August 31, 2019, and 8,544 shares having a vesting date of August 31, 2021; (b) options to purchase 23,563 shares of common stock in the aggregate with an exercise price of $64.37 per share (the options will cliff vest on August 31, 2019 and will expire on August 31, 2026). Compensation expense for both the restricted stock and the stock option components of the equity retention agreements is recognized on a ratable basis over the vesting period.

During the first quarter of fiscal 2016, additional grants totaling 8,805 shares of restricted shares were issued to non-executive members of management with a vesting date of August 31, 2021. Compensation expense is recognized on a ratable basis over the vesting period.

Note 6 — Segment Data & Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, glass-based

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

strength element products designed to allow fiber optic cables to withstand mechanical and environmental strain and stress, microspheres, sold under the Dualite brand, and polyurethane dispersions. Further, beginning June 23, 2016, and September 30, 2016, respectively, the Industrial Materials segment includes the acquired operations of Spray Products (India) Limited and of Resin Designs, LLC.  Both were obtained through acquisition and included in the Company’s electronic and industrial coatings product line.

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

	Three Months Ended November 30,
	2016		2015
Revenue
Industrial Materials	$49,024		$43,299
Construction Materials	12,333		14,179
Total	$61,357		$57,478

Income before taxes
Industrial Materials	$16,415	(a)	$12,929	(c)
Construction Materials	5,150		5,455
Total for reportable segments	21,565		18,384
Corporate and common costs	(6,915)	(b)	(6,748)
Total	$14,650		$11,636

Includes the following costs by segment:
Industrial Materials
Interest	$184		$187
Depreciation	1,062		991
Amortization	1,862		1,560

Construction Materials
Interest	$62		$63
Depreciation	158		264
Amortization	314		356

(a)	Includes $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC
(b)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $27 incurred during the quarter, relating to the Company’s Randolph, MA location and a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location

(c)

Includes both a $1,031 gain on sale of our RodPack wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Total assets for the Company’s reportable segments as of November 30, 2016 and August 31, 2016 were:

	November 30,	August 31,
	2016	2016
Total assets
Industrial Materials	$165,172	$136,003
Construction Materials	38,095	38,983
Total for reportable segments	203,267	174,986
Corporate and common assets	62,223	87,833
Total	$265,490	$262,819

The Company’s products are sold worldwide.  Revenue for the three-month periods ended November 30, 2016 and 2015 are attributed to operations located in in the following countries:

	Three Months Ended November 30,
	2016	2015
Revenue
United States	$51,808	$48,412
United Kingdom	4,759	5,165
All other foreign (1)	4,790	3,901
Total	$61,357	$57,478

(1)	Inclusive of sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

As of November 30, 2016 and August 31, 2016, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	November 30,	August 31,
	2016	2016
Long-lived Assets
United States
Property, plant and equipment, net	$31,588	$32,176
Goodwill and Intangible assets, less accumulated amortization	97,690	72,653

United Kingdom
Property, plant and equipment, net	2,986	3,214
Goodwill and Intangible assets, less accumulated amortization	5,824	6,270

All other foreign
Property, plant and equipment, net	1,335	1,352
Goodwill and Intangible assets, less accumulated amortization	1,164	1,233

Total
Property, plant and equipment, net	$35,909	$36,742
Goodwill and Intangible assets, less accumulated amortization	$104,678	$80,156

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2016	$32,880	$10,696	$43,576
Acquisition of Resin Designs, LLC	7,592	—	7,592
Foreign currency translation adjustment	(225)	(10)	(235)
Balance at November 30, 2016	$40,247	$10,686	$50,933

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified eleven reporting units within its two operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying value of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using discounted cash flows. The Company evaluates the possible impairment of goodwill annually during the fourth quarter and, whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Intangible assets subject to amortization consist of the following as of November 30, 2016 and August 31, 2016:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
November 30, 2016
Patents and agreements	14.5	years	$1,820	$1,665	$155
Formulas and technology	7.9	years	9,401	4,548	4,853
Trade names	6.0	years	7,847	5,127	2,720
Customer lists and relationships	9.6	years	69,789	23,772	46,017
			$88,857	$35,112	$53,745

August 31, 2016
Patents and agreements	14.5	years	$1,805	$1,663	$142
Formulas and technology	8.4	years	8,248	4,310	3,938
Trade names	5.9	years	7,137	4,909	2,228
Customer lists and relationships	9.4	years	52,742	22,470	30,272
			$69,932	$33,352	$36,580

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2016 and 2015 was $2,176 and $1,916, respectively.  Estimated amortization expense for the remainder of fiscal year 2017 and for the next five years is as follows:

Years ending August 31,
2017 (remaining 9 months)	$6,915
2018	9,122
2019	8,429
2020	7,565
2021	7,029
2022	6,159

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

The sale resulted in a pre-tax book gain of $1,031, which was recorded within the condensed consolidated statement of operations as gain on sale of business in the quarter ended November 30, 2015.  The Company received $1,500 of the proceeds in the first quarter of fiscal 2016, and has received two additional payments each for $229 during the quarters ended May 31, 2016 and November 30, 2016. It will receive the remaining instalment payment in the third quarter of fiscal 2017, and has recorded the balance as a current asset (Due from sale of business) as of November 30, 2016.  The payment of these owed amounts is not subject to any further contingency or deliverable. Further, the Company will provide ongoing development support to the Buyer for which it will receive additional consideration upon the completion of services.

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

Note 9 — Sale of Paterson, NJ Location

In November 2016, the Company finalized the sale of its Paterson, NJ property for proceeds of $1,382. This transaction resulted in a gain of $792 which was recorded in the Company’s condensed consolidated statement of operations as a gain on sale of location during the fiscal quarter ended November 30, 2016. The Company had previously reclassified the related long-lived assets to assets held for sale after committing to a plan in the second quarter of fiscal 2016 to actively market the property. The assets held for sale had been reported within Corporate and Common assets as of August 31, 2016.

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

Note 11 — Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2016 and 2015 are as follows:

	Three Months Ended November 30,
	2016	2015
Components of net periodic benefit cost
Service cost	$72	$74
Interest cost	170	182
Expected return on plan assets	(132)	(129)
Amortization of prior service cost	1	1
Amortization of accumulated loss	224	143
Net periodic benefit cost	$335	$271

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2016, the Company has made contributions of $21 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2017 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $77 in the first three months of the prior year.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of November 30, 2016 and August 31, 2016 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2016 and August 31, 2016:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	November 30, 2016	$1,707	$1,688	19	—

Restricted investments	August 31, 2016	$1,637	$1,610	27	—

The following table presents the fair value of the Company’s long-term debt (including current portion of long-term debt) as of November 30, 2016 and August 31, 2016, which is recorded at its carrying value:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	November 30, 2016	$41,300	$—	41,300	—

Long-term debt	August 31, 2016	$43,400	$—	43,400	—

The carrying value of the long-term debt approximates its fair value, as the monthly interest rate is set based on the movement of the underlying market rates. In December 2016, subsequent to the first quarter of fiscal 2017, Chase refinanced its term debt, with a new credit agreement. See Note 18 to the condensed consolidated financial statements for additional information on the refinancing of debt in the second quarter of fiscal 2017.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total

Balance at August 31, 2016	$54	$(7,336)	$(8,197)	$(15,479)

Other comprehensive gains (losses) before reclassifications (1)	14	—	(2,098)	(2,084)
Reclassifications to net income of previously deferred (gains) losses (2)	(1)	147	—	146
Other comprehensive income (loss)	13	147	(2,098)	(1,938)
Balance at November 30, 2016	$67	$(7,189)	$(10,295)	$(17,417)

(1)	Net of tax expense of $8, $0, $0, respectively.
(2)	Net of tax expense of $1, tax benefit of $78, $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated
	2016	2015	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(2)	$(2)	Selling, general and administrative expenses
Tax expense (benefit)	1	1
Gain net of tax	$(1)	$(1)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$26	$6	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	$199	$139	Selling, general and administrative expenses
Tax expense (benefit)	(78)	(51)
Loss net of tax	$147	$94

Total net loss reclassified for the period	$146	$93

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 14 — Acquisitions

Acquisition of Resin Designs, LLC

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. This business was acquired for a purchase price of $30,435, pending any final working capital adjustment and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business, and entered into multi-year leases at both locations. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities, and expands its market reach. The purchase was funded entirely with available cash on hand.

Since the effective date for this acquisition, September 30, 2016, the financial results of the acquired business have been included in the Company’s financial statements within the Industrial Materials operating segment, within the electronic and industrial coatings product line. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $584 of acquisition-related costs during the three-month period ended November 30, 2016 to acquisition-related costs.

The Company is currently in the process of finalizing purchase accounting, with regard to a final working capital adjustment and a final allocation of the purchase price to tangible and identifiable intangible assets assumed, and anticipates completion within the first half of fiscal 2017. The purchase price has been initially allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Accounts receivable	$1,877
Inventory	1,300
Prepaid expenses and other current assets	228
Property, plant & equipment	623
Goodwill	7,592
Intangible assets	19,450
Accounts payable and accrued liabilities	(635)
Total purchase price	$30,435

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $7,592 that is largely attributable to the synergies and economies of scale from combining the operations, technologies and research and development capabilities of Resin Designs and Chase, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce and marketing efforts. This goodwill is deductible for income tax purposes.

All assets, including goodwill, acquired as part of the Resin Designs acquisition are included in the Industrial Materials operating segment. Identifiable intangible assets purchased with this transaction are as follows:

Intangible Asset	Amount	Useful life
Customer relationships	$17,500	10	years
Technology	1,200	4	years
Trade names	750	7	years
Total intangible assets	$19,450

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three-month periods ended November 30, 2016 and 2015 as though the Resin Designs acquisition described above occurred on September 1, 2015 (the first day of fiscal 2016). The actual revenue and expenses for the acquired business are included in the Company’s fiscal 2017 consolidated results beginning on September 30, 2016. From the date of acquisition (September 30, 2016) through November 30, 2016, revenue and net income (loss) for the Resin Designs operations included in the condensed consolidated statement of operations were $2,619 and ($237), respectively, inclusive of the effects of $584 in acquisition-related costs, $190 in sale of inventory step-up cost, and additional amortization expense recognized related to intangible assets recorded as part of the transaction. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost and the income tax impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2015.

	Three Months Ended November 30,
	2016	2015
Revenue	$62,942	$60,381
Net income	11,034	6,905

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$1.18	$0.75
Diluted earnings per share	$1.17	$0.74

Acquisition of Spray Products (India) Private Limited

On June 23, 2016, the Company acquired all the capital stock of Spray Products (India) Private Limited for $1,161, net of cash acquired. This acquired business works closely with our HumiSeal manufacturing operation in Winnersh, Wokingham, England. The acquisition in India enhances the Company’s ability to provide technical, sales, manufacturing, chemical handling, and packaging services in the region. Since the effective date for this acquisition, the financial results of the business have been included in the Company's financial statements within the Company’s Industrial Materials operating segment in the electronic and industrial coatings product line. Purchase accounting was completed in the quarter ended August 31, 2016.

Note 15 — Exit Costs Related to Idle Facility

In the quarterly period ended November 30, 2016, the Company recognized $27 in expenses to raze its Randolph, MA facility, which has been idle with regard to production for several years. The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale during the second quarter of fiscal 2016. These actions were taken as part of the Company’s on-going facility consolidation and rationalization initiative. The Company has updated its initial estimates, and currently anticipates no more than an additional $100 in expenses associated with completing the project, and expects work to be completed during fiscal 2017, with the sale of the property to follow. The Company recognized $935 in expenses in fiscal 2016 (during the second, third and fourth quarters) bringing the project to near completion. See Note 16 to the condensed consolidated financial statements for additional information on assets held for sale.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 16 — Assets Held for Sale

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

In October 2016, Chase entered into an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. This transaction was conditioned upon the execution of a definitive asset purchase and sale agreement. In December 2016, subsequent to the first fiscal quarter, all conditions were met, and the sale was finalized for proceeds of $740, resulting in a gain on sale of $68, which will be recognized in the second quarter of fiscal 2017.  The Company has determined that the related assets qualified for held for sale disclosure under ASC Topic 360, “Property, Plant and Equipment” at the end of the first fiscal quarter of 2017. See Note 17 to the condensed consolidated financial statements for additional information on the sale of the Bridgewater, MA location.

Assets held for sale as of November 30, 2016 and August 31, 2016 were:

	November 30, 2016	August 31, 2016
Bridgewater, MA - Building and land	$672	$—
Randolph, MA - Property, plant and equipment (a)	14	14
Paterson, NJ - Building and leasehold improvements (b)	—	590
Total	$686	$604

(a)	See Note 15 to the condensed consolidated financial statements for additional information on Randolph, MA location assets held for sale as of November 30, 2016 and August 31, 2016.
(b)	See Note 9 to the condensed consolidated financial statements for additional information on the sale of the Paterson, NJ location in the quarter ended November 30, 2016.

Note 17 — Related Party Agreements

Reimbursements Related to Life Insurance Policies

During the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017, the Edward L. Chase Trust (the “Trust”), owners of two insurance policies on the life of Claire E. Chase, reimbursed the Company for premiums paid on the policies in exchange for the Company’s release of any claims on the policies. In August 2016 (the fourth quarter of fiscal 2016), the Company received $1,238 related to the John Hancock (formerly Manufacturers’ Life Insurance Company) policy, the full value of premiums paid to date by the Company. In September 2016 (the first quarter of fiscal 2017), the Company received $1,504 related to the Metropolitan Life Insurance policy, its then cash surrender value, plus an additional prepaid related to the policy. Claire E. Chase is the spouse of a former executive of the Company, Edward L. Chase (deceased), and who in each case are the parents of Peter R. Chase (the Executive Chairman of the Company) and Mary Claire Chase (Director) and the grandparents of Adam P. Chase (the President and CEO of the Company). The Trust is the beneficial owner of more than 5% of the Company’s common stock. Terms and conditions of these transactions were reviewed and approved by the independent members of the Company's Board of Directors in advance.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Sale of Bridgewater, MA Location

In October 2016, Chase entered into an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. At that time the transaction was conditioned upon the execution of a definitive asset purchase and sale agreement. In December 2016, subsequent to the first fiscal quarter, all conditions were met, and the sale was finalized for proceeds of $740, resulting in a gain on sale of $68, which will be recognized in the second quarter of fiscal 2017. The buyer, Bridgewater State University Foundation, Inc., was deemed a related party because of preexisting professional connections between it and two members of the Company’s Board of Directors, including Peter R. Chase (the Executive Chairman of the Company) and Dana Mohler-Faria (Director). The terms and conditions of the proposed transaction were reviewed and approved by all members of the Company's Board of Directors who were not parties related to the potential buyer, prior to entering into the then conditional agreement in October 2016. They concluded that the sale price was appropriate, after considering a recent market appraisal of the land and building performed by an independent third party valuation firm.

Note 18 — Subsequent Events

Refinancing of Long-Term Debt

On December 15, 2016, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”). The New Credit Agreement is an all revolving credit facility with a borrowing capacity of $150,000 which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders (defined below). The New Credit Agreement with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”), contains customary affirmative and negative covenants that, among other things, restricts our ability to incur additional indebtedness and requires certain lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The New Credit Agreement was entered into both to refinance our previously existing term loan and revolving line of credit and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the New Credit Agreement (the “New Revolving Facility”) and any New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case, interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter.

Subject to certain conditions set forth in the New Credit Agreement (entered by and among the Company, NEPTCO Incorporated (“NEPTCO”), certain Subsidiaries of the Company and NEPTCO party thereto as Guarantors, and the financial institutions party thereto as Lenders), the Company may elect to convert all or a portion of the outstanding New Revolving Facility into a term loan (each, a “New Term Loan”, and collectively with the New Revolving Facility, the “New Credit Facility”), which shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such New Term Loan on a seven-year amortization schedule. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In connection with entry into the New Credit Agreement, Chase applied proceeds to pay off in full the outstanding principal balance of its preexisting term debt held under a previously existing credit agreement, which was entered in conjunction with the Company’s June 27, 2012 acquisition of NEPTCO Holdings, simultaneously terminating both our previously existing term loan agreement and the previously existing revolving line of credit, which was fully available as of December 15, 2016. As the preexisting term loan was refinanced with the New Revolving Facility, for which principal payment is due at the expiration of the agreement, December 15, 2021, we reclassified our preexisting term debt obligation to noncurrent on the condensed consolidated balance sheet as of November 30, 2016.

Sale of Bridgewater, MA Location

In October 2016, Chase entered into an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. At that time the transaction was conditioned upon the execution of a definitive asset purchase and sale agreement. In December 2016, subsequent to the first fiscal quarter, all conditions were met, and the sale was finalized for proceeds of $740, resulting in a gain on sale of $68, which will be recognized in the second quarter of fiscal 2017. See Note 17 to the condensed consolidated financial statements for additional information on the sale of the Bridgewater, MA location.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2016.

Overview

Revenue, operating income and net income for the first quarter of fiscal 2017 all exceeded prior year results, as the current period benefited from both legacy product sales growth and revenue generated by the acquired operations of Resin Designs, LLC (“Resin Designs”). Our electronic and industrial coatings, specialty products, cable materials, electronic materials, building envelope and specialty chemical intermediates product lines all saw comparative revenue growth in the first quarter. Overall revenue growth was tempered by a comparative reduction in sales of our bridge and highway, pipeline coatings, coating and lining systems and fiber optic cable components products. The Company’s operating income and net income further benefited from a favorable sales mix and continued trends in commodities markets, with net income also receiving the benefit of the first quarter gain on sale of our Paterson, NJ location.

First quarter Industrial Materials segment revenue drove our company-wide quarter-over-quarter sales increase through both organic and inorganic growth. With revenue growth in its electronic and industrial coatings (which now includes Resin Designs), specialty products, cable materials, electronic materials and specialty chemical intermediates product lines, Chase again demonstrated its ability to grow profits through both existing and newly acquired product offerings. However, overall segment revenue growth was negatively affected by fiber optic cable components results during the quarter.

Revenue from our Construction Materials segment decreased for the first fiscal quarter, as compared to the same period in the prior year. Our pipeline coatings product line had a decrease from the prior year, with Middle East water infrastructure project demand for our Rye, UK facility-produced pipeline coatings products decreasing slightly over the prior year, and our domestically-produced pipeline coatings products falling short of sales volumes obtained in the prior year. Decreases in bridge and highway products sales, resulting from delayed project work, and coating and lining systems product line sales also both contributed to the overall decrease for the segment. Partially offsetting this decrease was our building envelope product line, which saw sales volume growth quarter-over-quarter.

Given the seasonality of certain product lines, the upcoming second fiscal quarter has historically generated lower quarterly sales; this is especially true within the Construction Materials segment which is principally composed of project-oriented product offerings.  During the remainder of fiscal 2017, the Company will remain focused on its core drivers for sustainable growth: organic growth through market-driven development, mergers and acquisitions, and operational consolidation.

Our balance sheet remains strong, with cash on hand of $49,324,000 and a current ratio of 4.2 at November 30, 2016.  At the end of our first fiscal quarter, our $15,000,000 line of credit was fully available, while the outstanding principal balance of our term debt was $41,300,000. In December 2016, subsequent to the first quarter, Chase entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) and applied proceeds from the New Credit Agreement to pay off in full the outstanding principal balance of its preexisting term debt.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials

•Cable Materials

•Electronic and Industrial Coatings

•Specialty Products

•Pulling and Detection

•Electronic Materials

•Structural Composites

•Fiber Optic Cable Components

•Specialty Chemical Intermediates

Protective coatings and tape products, including insulating and conducting materials for wire and cable manufacturers; moisture protective coatings and customized sealant and adhesive systems for electronics; laminated durable papers, packaging and industrial laminate products; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; composite materials elements; glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress; Dualite brand microspheres; and polyurethane dispersions.

Construction Materials	•Coating and Lining Systems •Pipeline Coatings •Building Envelope •Bridge and Highway

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

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of			% of
	Three Months Ended		Total	Three Months Ended		Total
	November 30, 2016		Revenue	November 30, 2015		Revenue

Revenue
Industrial Materials	$49,024		80%	$43,299		75%
Construction Materials	12,333		20%	14,179		25%
Total	$61,357			$57,478

			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment
	November 30, 2016		Revenue	November 30, 2015		Revenue
Income before income taxes
Industrial Materials	$16,415	(a)	33%	$12,929	(c)	30%
Construction Materials	5,150		42%	5,455		38%
Total for reportable segments	21,565		35%	18,384		32%
Corporate and Common Costs	(6,915)	(b)		(6,748)
Total	$14,650		24%	$11,636		20%

(a)	Includes $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC
(b)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $27 incurred during the quarter, relating to the Company’s Randolph, MA location and $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location

(c)

Includes both a $1,031 gain on sale of our RodPack® wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

Total Revenue

Total revenue increased $3,879,000 or 7% to $61,357,000 for the quarter ended November 30, 2016, compared to $57,478,000 in the same quarter of the prior year.

Revenue in our Industrial Materials segment increased $5,725,000 or 13% for the current fiscal quarter. The changes in this segment compared to the prior year period were primarily due to the following: (a) our electronic and industrial coatings products, which included $2,619,000 or two months of sales related to the acquired Resin Designs operations, had a total increase in sales volume of $3,759,000; (b) our specialty products, made up of both laminated durable papers and industrial laminate products, had increased sales volume of $1,223,000 over the prior year period; (c) our cable materials, attained $735,000 in sales volume growth over the first quarter of the prior year, driven by increased sales of communication wire and cable components; (d) our electronic materials products, achieved year-over-year sales volume growth of $296,000; and (e) our specialty chemical intermediates product line, which continued to experience high demand, had a quarter-over-quarter sales volume increase of $196,000. These increases were negatively affected for the quarter by a quarter-over-quarter reduction of $669,000 in our fiber optic cable component products.

Revenue from our Construction Materials segment decreased $1,846,000 or 13% in the current quarter.  The decrease in our Construction Materials segment compared to the prior year period was primarily due to the following: (a) our bridge and highway products sales volume decreased $855,000 in the current period compare to the first quarter of the prior year, resulting from delayed project work in the current year, contrasted against a weather-lengthened construction season experienced in the prior year; (b) the anticipated decrease in our pipeline coatings product line sales, which totaled $778,000 for the quarter-over-quarter period, with decreases seen in sales volume both for our Rye, UK facility-produced products, sold into the Middle East for water infrastructure projects, and for our domestically-produced products, predominantly sold for use in the oil and gas industries; and (c) our coating and lining systems products, which experienced a period-over-period sales volume reduction of $481,000, resulting from delays in project work during the current quarter. These reductions in revenue were partially offset by a sales volume increase of $268,000 for our building envelope products.

Cost of Products and Services Sold

Cost of products and services sold increased $572,000 or 2% to $35,289,000 for the quarter ended November 30, 2016, compared to $34,717,000 in the same period of the prior year.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended November 30,
Cost of products and services sold	2016	2015
Industrial Materials	58%	62%
Construction Materials	55%	56%
Total	58%	60%

Cost of products and services sold in our Industrial Materials segment was $28,492,000 in the first fiscal quarter compared to $26,831,000 in the comparable period in the prior year.  Cost of products and services sold in our Construction Materials segment was $6,797,000 for the quarter ended November 30, 2016, compared to $7,886,000 in the same period of the prior year.  As a percentage of revenue, cost of products and services sold decreased for both Industrial Materials and Construction Materials for the quarter-over-quarter period. These decreases were primarily due to product mix, as we had more-than-proportionately decreased sales from our lower margin products.  Given the composition of our finished goods and the markets we serve, the pricing of certain commodities (including petroleum-based solvents, films, yarns, and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) can both directly and indirectly affect the purchase price of our raw materials and the demand for our product offerings. Chase diligently monitors raw material and commodities pricing across all its product lines to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $242,000 or 2% to $11,752,000 for the quarter ended November 30, 2016 compared to $11,510,000 in the prior year quarter. As a percentage of revenue, selling, general and administrative expenses decreased to 19% in the first fiscal quarter compared to 20% in the prior year period. The nominal increase for the current fiscal quarter period compared to the prior year period was primarily attributable to: (a) increased amortization expense of $260,000, predominantly related to intangible assets acquired in our September 30, 2016 acquisition of certain assets of Resin Designs; (b) increase of $210,000 in stock-based compensation expenses; and (c) increased research and development expense of $192,000, principally related to the addition of the established research and development department of Resin Designs. The Company continues to closely monitor and control expenses, and these increases were partially offset for the quarter by a combined $369,000 reduction in direct selling and commission expenses.

Acquisition-Related Costs

In the three months ended November 30, 2016, the Company incurred $584,000 of costs related to our acquisition of certain assets of Resin Designs, LLC.   This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and as such all related professional service fees (i.e., banking, legal, accounting, actuarial, etc.) were expensed as incurred within the three-month period ended November 30, 2016.

Exit Costs Related to Idle Facility

In the quarter ended November 30, 2016, the Company recognized $27,000 in demolition costs associated with its site in Randolph, MA, which has been idle with regard to production for several years. The Company began marketing the site for sale during the second fiscal quarter of 2016. The decision to raze the site and market the property comes as part of the Company’s facility consolidation and rationalization initiative, and was done in part to make the property more attractive to a potential buyer. Production previously housed in Randolph, MA had been relocated to the Company’s Oxford, MA and Blawnox, PA locations prior to the commencement of demolition work. The Company has updated its initial estimate and currently anticipates no more than an additional $100,000 in expenses associated with completing the project, and expects work to be completed during fiscal 2017, with the sale of the property to follow.

Write-down of Certain Assets Under Construction

In the first quarter of fiscal 2016, the Company recorded a $365,000 charge related to the full write-down of certain structural composites tangible assets (construction in progress) located in its Granite Falls, NC facility. The first quarter of 2016 sale of our RodPack wind energy business (and related intangible assets), contained within the structural composites product line, placed a limitation on the Company’s ability to sell certain other goods produced for the same product line, resulting in our determination to fully write-down certain assets under construction during the quarter.

Interest Expense

Interest expense decreased $4,000 or 2% to $246,000 for the quarter ended November 30, 2016 compared to $250,000 in the prior year first quarter. The decrease in interest expense from the prior period is a result of a reduction in our overall average debt balance through principal payments made from operating cash flow over the past year.

Gain on Sale of Location

In November 2016, the Company finalized the sale of its Paterson, NJ property for proceeds of $1,382,000. This transaction resulted in a gain of $792,000 which was recorded in the Company’s condensed consolidated statement of operations as a gain on sale of location during the fiscal quarter ended November 30, 2016. The Company had previously reclassified the related long-lived assets to assets held for sale after committing to a plan in February 2016 to actively market the property. The assets held for sale had previously been reported within Corporate and Common assets.

Gain on Sale of Business

In the first quarter of fiscal 2016, the Company sold the RodPack wind energy business formerly contained within its structural composites product line. This transaction resulted in a pre-tax book gain of $1,031,000, which was recorded in the three-month period ended November 30, 2015.

Other Income (Expense)

Other income (expense) was an income of $399,000 in the quarter ended November 30, 2016 compared to an expense of $31,000 in the same period in the prior year, an increase of $430,000.  Other income (expense) primarily includes interest income, rental income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  Income in the current period was primarily the result of sales made from our UK-based operations but denominated in US dollars.

Income Taxes

The effective tax rates for the quarters ended November 30, 2016 and 2015 were 29.3%, and 36.0%, respectively. The current year effective tax rate was affected by the Company’s adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”, during the first fiscal quarter. The adoption of ASU No. 2016-09 resulted in recognition of excess tax benefit from stock-based compensation of $794,000 within income tax expense on the condensed consolidated statement of operations for the first fiscal quarter of fiscal 2017. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU No. 2016-09.

Net Income

Net income attributable to Chase Corporation increased $2,914,000 or 39% to $10,363,000 in the quarter ended November 30, 2016 compared to $7,449,000 in the prior year first quarter.  The increase in net income in the first fiscal quarter is primarily due to increased sales, a more favorable sales mix during the quarter, the gain on sale of our Paterson, NJ location and the recognition of excess tax benefit related to our early adoption of ASU No. 2016-09. These gains were partially offset by the acquisition-related costs and increased amortization expense recognized in the first fiscal quarter, both of which related to our September 30, 2016 acquisition of certain assets of Resin Designs.

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

We define EBITDA as net income before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets.  We define Adjusted EBITDA as EBITDA excluding costs and (gains)/losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement (gains)/losses resulting from lump sum distributions to participants from our defined benefit plans, and other significant items. We define Free Cash Flow as Net cash provided by operating activities less purchases of property, plant and equipment.

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

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with US GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended November 30,
	2016	2015
Net income	$10,363	$7,449
Interest expense	246	250
Income taxes	4,287	4,187
Depreciation expense	1,335	1,473
Amortization expense	2,176	1,916
EBITDA	$18,407	$15,275
Acquisition-related costs (a)	584	—
Cost of sale of inventory step-up (b)	190	—
Gain on sale of location (c)	(792)	—
Exit costs related to idle facility (d)	27	—
Gain on sale of business (e)	—	(1,031)
Write-down of certain assets under construction (f)	—	365
Adjusted EBITDA	$18,416	$14,609

(a)	Represents costs related to the September 2016 acquisition of certain assets of Resin Designs, LLC
(b)	Represents expenses related to inventory step-up in fair value related to the September 2016 acquisition of certain assets of Resin Designs, LLC
(c)	Represents gain on November 2016 sale of the Company’s Paterson, NJ location
(d)	Represents Randolph, MA facility exit and demolition costs incurred
(e)	Represents gain on sale of the RodPack wind energy business contained within the structural composites product line that was completed in November 2015
(f)	Represents a write-down of certain structural composites assets under construction based on usage constraints recognized following the sale of the RodPack wind energy business in November 2015

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with US GAAP, to Free Cash Flow for the periods presented:

	Three Months Ended November 30,
	2016	2015

Net cash provided by operating activities	$8,337	$9,081
Purchases of property, plant and equipment	(652)	(418)
Free Cash Flow	$7,685	$8,663

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $24,087,000 to $49,324,000 at November 30, 2016, from $73,411,000 at August 31, 2016.  The decreased cash balance is primarily attributable to $30,435,000 in cash paid for the September 2016 acquisition of certain assets of Resin Designs, LLC. The overall decrease was positively impacted by: (a) cash from operations; (b) cash proceeds from the sale of Paterson, NJ location; and (c) cash reimbursement related to a life insurance policy.  Of the above noted amounts, $26,379,000 and $27,550,000 were held outside the US by Chase Corporation and our foreign subsidiaries as of November 30, 2016 and August 31, 2016, respectively. Given our cash position and borrowing capability in the US and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund US operations, we would pay the applicable US taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $8,337,000 in the first quarter of fiscal year 2017 compared to $9,081,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income. Negatively impacting our cash flow from operations were both an increase in inventories (in part related to certain delayed project work) and a decrease in accrued compensation and other expenses (related primarily to the payment of the Company’s annual employee incentive plan in November 2016).

The ratio of current assets to current liabilities was 4.2 as of November 30, 2016 compared to 2.0 as of August 31, 2016.  The increase in our current ratio at November 30, 2016 was primarily attributable to the reclassification of our preexisting term debt to noncurrent at the end of the first quarter, given our entry into the New Credit Agreement (defined below) in December 2016. This was partially offset by a decrease in cash and cash equivalents for the acquisition of certain assets of Resin Designs, LLC during the first quarter of fiscal 2017.

Cash flow used in investing activities of $28,033,000 was primarily due to our acquisition of certain assets of Resin Designs, LLC in September 2016, in addition to cash paid for purchases of machinery and equipment at our manufacturing locations during fiscal 2017. These uses were partially offset by cash received in the quarter from both the sale of our Paterson, NJ location and in relation to a life insurance policy.

Cash flow used in financing activities of $3,060,000 was primarily due to scheduled payments made on the bank loans used to finance our June 2012 acquisition of NEPTCO, described in more detail below, as well as cash payments of taxes on stock options and restricted stock.

On November 1, 2016, we announced a cash dividend of $0.70 per share (totaling $6,532,000).  The dividend was paid on December 7, 2016 to shareholders of record on November 11, 2016.

In June 2012, in connection with our acquisition of NEPTCO, we borrowed $70,000,000 under a five-year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “Existing Credit Facility”). The applicable interest rate was based on the effective LIBOR plus an additional amount in the range of 1.75% to 2.25%, depending on our consolidated leverage ratio.  At November 30, 2016, the applicable interest rate was

2.29% per annum and the outstanding principal amount was $41,300,000.  The Existing Credit Facility required repayment of the principal amount of the term loan in quarterly installments.  Installment payments of $1,400,000 began in September 2012 and continued through June 2014, increased to $1,750,000 per quarter thereafter through June 2015, and increased to $2,100,000 per quarter thereafter, and were scheduled to continue at this amount through March 2017.  The Existing Credit Facility had a scheduled maturity date of June 27, 2017, prior to our refinancing via entry into an Amended and Restated Credit Agreement (the “New Credit Agreement”) in December 2016.

Under the Existing Credit Facility, Chase had a revolving line of credit with Bank of America (the “Existing Revolver”) totaling $15,000,000, which bore interest at LIBOR plus an additional amount in the range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of both November 30, 2016, and December 15, 2016 (the date on which the New Credit Agreement was entered into), the entire amount of $15,000,000 was available for use.  The Existing Revolver had a scheduled maturity date of June 27, 2017 prior to our refinancing via the New Credit Agreement.

The Existing Credit Facility with Bank of America contained customary affirmative and negative covenants that, among other things, restricted our ability to incur additional indebtedness.  It also required us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants as of November 30, 2016.

The New Credit Agreement is an all revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders (defined below). The New Credit Agreement with Bank of America, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”), contains customary affirmative and negative covenants that, among other things, restricts our ability to incur additional indebtedness and requires certain lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The New Credit Agreement was entered into both to refinance our previously existing term loan and revolving line of credit and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

Currently, we have several on-going capital projects, as well as our facility consolidation and rationalization initiative, which are important to our long-term strategic goals.  Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in our production facilities.

During the first quarter of fiscal 2017, we finalized the sale of our Paterson, NJ location, entered into a conditional sales agreement for our former corporate offices in Bridgewater, MA (which subsequently closed in the second fiscal quarter), and entered the final stages of razing our location in Randolph, MA, in preparation for its eventual sale. All these actions were done as part of our continued facility rationalization and consolidation plan.

We may acquire companies or other assets in future periods which are complementary to our business.  We believe that our existing resources, including cash on hand and the New Credit Agreement, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurance that additional financing, if needed, will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no significant off-balance sheet arrangements.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 for a complete discussion of our contractual obligations.

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

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements: Going Concern (Subtopic 205-40),” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter (fiscal year 2017 for the Company). The adoption of ASU 2014-15, which occurred in the first quarter of fiscal 2017, did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issue costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. Amortization of such costs is still reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company). In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issue costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement.  The adoption of ASU 2015-03 and ASU 2015-15, which occurred in the first quarter of fiscal 2017, did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, “Revenue from Contracts with Customers.”  The ASU will be effective for the Company beginning September 1, 2019 (fiscal 2020). Early application is permitted for all public business entities upon issuance. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. We are currently evaluating the impact of the application of this ASU on our consolidated financial statements and disclosures thereto.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The required effective date for adoption of this guidance would be our fiscal year beginning September 1, 2017 (fiscal 2018), with early adoption allowed. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur. The Company early adopted this standard as of September 1, 2016 and during the first quarter of fiscal 2016 recognized an excess tax benefit from stock-based compensation of $794,000 within income tax expense on the condensed consolidated statement of operations (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation is now classified in net income in the statement of cash flows instead of being separately stated in financing activities for the three months ended November 30, 2016 (adopted prospectively). Given the Company’s historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU No. 2016-09. Due predominately to the inclusion of the excess tax benefit, the effective tax rate for the first quarter of fiscal 2017 decreased to 29.3%, compared to effective tax rates of 36.0% and 34.5% recognized for the first quarter and whole year periods of fiscal 2016, respectively; further, the Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU No. 2016-09. Following the adoption of the new standard, the Company has elected to account for forfeitures as they occur.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” This ASU provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The effective date for adoption of this guidance would be our fiscal year beginning September 1, 2018 (fiscal 2019), with early adoption permitted. The Company is currently evaluating the effect that ASU No. 2016-15 will have on its financial statements and related disclosures.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the three months ended November 30, 2016 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future operating results, seasonality expectations, plans for manufacturing facilities, future economic conditions and expectations or plans relating to the implementation or realization of our strategic goals and future growth.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2016, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in US dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in US dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the US dollar would not have a material effect on the Company’s overall liquidity. As of November 30, 2016, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at November 30, 2016
GBP	British Pound	$19,507,000
EUR	Euro	$4,800,000
CAD	Canadian Dollar	$340,000
CNY	Chinese Yuan	$161,000
INR	Indian Rupee	$117,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the three months ended November 30, 2016 in the amount of $2,098,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt, including current portion, was $41,300,000 at November 30, 2016.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital”, together with Note 12 — “Fair Value Measurements” and Note 18 – “Subsequent Events” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended November 30, 2016, the Company began the process of implementing its world-wide ERP computer system, and other applicable shared services, to operations associated with the newly acquired Resin Designs, LLC assets. Otherwise, there have not been any changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 6 — Exhibits

Exhibit Number	Description
10.1	Asset Purchase Agreement, dated September 30, 2016, between Chase Corporation and Resin Designs, LLC
10.10.1	Restricted Stock Agreement (equity retention agreement) between Chase Corporation and Adam P. Chase dated September 1, 2016
10.10.2	Stock Option Agreement (equity retention agreement) between Chase Corporation and Adam P. Chase dated September 1, 2016
10.10.3	Restricted Stock Agreement (equity retention agreement) between Chase Corporation and Kenneth J. Feroldi dated September 1, 2016
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: January 6, 2017	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: January 6, 2017	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer