Form 10-Q
period 2017-02-28
CHASE CORP
filed 2017-04-07
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period February 28, 2017

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

The number of shares of Common Stock outstanding as of March 31, 2017 was 9,350,880

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2017

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. See "Forward Looking Information" in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$40,805	$73,411
Accounts receivable, less allowance for doubtful accounts of $428 and $830	33,964	34,835
Inventory	28,953	25,814
Prepaid expenses and other current assets	2,782	3,728
Due from sale of business	229	457
Assets held for sale	14	604
Total current assets	106,747	138,849

Property, plant and equipment, net	35,428	36,742

Other Assets
Goodwill	50,928	43,576
Intangible assets, less accumulated amortization of $37,435 and $33,352	51,424	36,580
Cash surrender value of life insurance, less current portion	4,530	4,530
Restricted investments	1,818	1,637
Funded pension plan	443	382
Deferred income taxes	412	441
Other assets	161	82
Total assets	$251,891	$262,819

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$—	$43,400
Accounts payable	12,140	12,352
Accrued payroll and other compensation	3,620	6,553
Accrued expenses	3,385	3,892
Accrued income taxes	2,056	2,317
Total current liabilities	21,201	68,514

Long-term debt, less current portion	25,000	—
Deferred compensation	1,832	1,649
Accumulated pension obligation	15,736	15,563
Other liabilities	721	328
Accrued income taxes	1,254	1,229
Deferred income taxes	1,447	1,447

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,350,880 shares at February 28, 2017 and 9,278,486 shares at August 31, 2016 issued and outstanding	935	928
Additional paid-in capital	14,904	14,719
Accumulated other comprehensive loss	(17,274)	(15,479)
Retained earnings	186,135	173,921
Total equity	184,700	174,089
Total liabilities and equity	$251,891	$262,819

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue
Sales	$56,288	$53,706	$116,557	$110,452
Royalties and commissions	1,020	1,218	2,108	1,950
	57,308	54,924	118,665	112,402
Costs and Expenses
Cost of products and services sold	32,858	34,895	68,147	69,612
Selling, general and administrative expenses	11,518	10,226	23,270	21,736
Exit costs related to idle facility (Note 15)	23	209	50	209
Acquisition-related costs (Note 14)	—	—	584	—
Write-down of certain assets under construction (Note 8)	—	—	—	365

Operating income	12,909	9,594	26,614	20,480

Interest expense	(307)	(260)	(553)	(510)
Gain on sale of locations (Note 9)	68	—	860	—
Gain on sale of business (Note 8)	—	—	—	1,031
Other income (expense)	(27)	1,419	372	1,388

Income before income taxes	12,643	10,753	27,293	22,389

Income taxes	4,260	3,781	8,547	7,968

Net income	$8,383	$6,972	$18,746	$14,421

Net income available to common shareholders, per common and common equivalent share

Basic	$0.90	$0.75	$2.01	$1.56

Diluted	$0.89	$0.74	$1.99	$1.54

Weighted average shares outstanding
Basic	9,246,021	9,155,365	9,237,129	9,148,493
Diluted	9,360,398	9,292,224	9,336,379	9,287,486

Annual cash dividends declared per share			$0.70	$0.65

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income	$8,383	$6,972	$18,746	$14,421

Other comprehensive income:
Net unrealized gain on restricted investments, net of tax	33	(127)	46	(99)
Change in funded status of pension plans, net of tax	147	93	294	187
Foreign currency translation adjustment	(37)	(2,995)	(2,135)	(4,010)
Total other comprehensive (loss) income	143	(3,029)	(1,795)	(3,922)

Comprehensive income	$8,526	$3,943	$16,951	$10,499

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2017

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity
Balance at August 31, 2016	9,278,486	$928	$14,719	$(15,479)	$173,921	$174,089
Restricted stock grants, net of forfeitures	44,567	4	(4)			—
Amortization of restricted stock grants			841			841
Amortization of stock option grants			249			249
Exercise of stock options	53,205	5	936			941
Common stock received for payment of stock option exercises	(11,905)	(1)	(845)			(846)
Common stock retained to pay statutory minimum withholding taxes on common stock	(13,473)	(1)	(992)			(993)
Cash dividend paid, $0.70 per share					(6,532)	(6,532)
Change in funded status of pension plan, net of tax $156				294		294
Foreign currency translation adjustment				(2,135)		(2,135)
Net unrealized gain on restricted investments, net of tax $25				46		46
Net income					18,746	18,746
Balance at February 28, 2017	9,350,880	$935	$14,904	$(17,274)	$186,135	$184,700

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Six Months Ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,746	$14,421
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of locations	(860)	—
Loss on write-down of certain assets under construction	—	365
Gain on sale of business	—	(1,031)
Depreciation	2,640	2,864
Amortization	4,506	3,836
Cost of sale of inventory step-up	190	—
Recovery of allowance for doubtful accounts	(379)	(136)
Stock-based compensation	1,090	612
Realized gain on restricted investments	(54)	(63)
Decrease in cash surrender value of life insurance	—	90
Excess tax expense from stock-based compensation	—	(274)
Deferred taxes	10	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	2,826	5,877
Inventory	(2,174)	1,570
Prepaid expenses and other assets	(604)	(488)
Accounts payable	(729)	(3,596)
Accrued compensation and other expenses	(2,669)	(2,477)
Accrued income taxes	(230)	(1,893)
Deferred compensation	183	(34)
Net cash provided by operating activities	22,492	19,643

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,414)	(734)
(Cost to acquire) retirements of intangible assets	(29)	15
Payments for acquisitions	(30,270)	—
Proceeds from sale of locations	2,122	—
Net proceeds from sale of business	229	1,500
Increase in restricted investments	(57)	(102)
Proceeds from settlement of life insurance policy	1,504	—
Payments for cash surrender value life insurance	—	(92)
Net cash (used in) provided by investing activities	(27,915)	587

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(18,400)	(4,200)
Dividend paid	(6,532)	(5,999)
Proceeds from exercise of common stock options	95	124
Payments of taxes on stock options and restricted stock	(993)	(403)
Excess tax benefit from stock-based compensation	—	274
Net cash used in financing activities	(25,830)	(10,204)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(31,253)	10,026
Effect of foreign exchange rates on cash	(1,353)	(2,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73,411	43,819
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,805	$51,708

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$846	$513
Property, plant and equipment additions included in accounts payable	$113	$6

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 1 — Basis of Financial Statement Presentation

Description of Business

Chase Corporation (the “Company,” “Chase,” “we,” or “us”), founded in 1946, is a leading manufacturer of protective materials for high-reliability applications.  Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial reporting and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation filed audited consolidated financial statements, which included all information and notes necessary for such complete presentation, for the three years ended August 31, 2016, in conjunction with its 2016 Annual Report on Form 10-K.

The results of operations for the interim period ended February 28, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2016, which are contained in the Company’s 2016 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 28, 2017, the results of its operations, comprehensive income and cash flows for the interim periods ended February 28, 2017 and February 29, 2016, and changes in equity for the interim period ended February 28, 2017.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the US dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s Spray Products (India) Private Limited business in India (which was renamed HumiSeal India Private Limited, effective December 2016) are measured using the Indian rupee as the functional currency. The functional currency for all of our other operations is the US dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations and were ($38) and $361 for the three and six-month periods ended February 28, 2017, respectively, and $1,379 and $1,283 for the three and six-month periods ended February 29, 2016, respectively.

Other Business Developments

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. The business was acquired for a purchase price of $30,270, after final working capital adjustments and excluding acquisition-related costs. As part of this

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

transaction, Chase acquired all working capital and fixed assets of the business, and entered into multi-year leases at both locations. The Company expensed $584 of acquisition-related costs during the six-month period ended February 28, 2017 associated with this acquisition. The purchase was funded entirely with available cash on hand. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities, and expands its market reach. The Company is currently in the process of finalizing purchase accounting, and anticipates completion within the third quarter of fiscal 2017; adjustments made in the second quarter to the initial amounts recorded at the end of the first fiscal quarter were not material. Since the effective date of the acquisition, the financial results of Resin Designs’ operations have been included in the Company’s financial statements within the electronic and industrial coatings product line, contained within the Industrial Materials operating segment. See Note 14 to the condensed consolidated financial statements for additional information on the acquisition of the assets and operations of Resin Designs.

On June 23, 2016, the Company acquired all the capital stock of Spray Products (India) Private Limited for $1,161, net of cash acquired. This acquired business works closely with our HumiSeal® coating manufacturing operation in Winnersh, Wokingham, England. The acquisition in India enhances the Company’s ability to provide technical, sales, manufacturing, chemical handling, and packaging services in the region. Since the effective date for this acquisition, the financial results of the business have been included in the Company's financial statements within the Company’s Industrial Materials operating segment in the electronic and industrial coatings product line. Purchase accounting was completed in the quarter ended August 31, 2016. Effective December 2016, Spray Products (India) Private Limited was renamed HumiSeal India Private Limited.

In November 2015 (the first quarter of fiscal 2016), the Company sold its RodPack®  wind energy business, contained within its structural composites product line, to an otherwise unrelated party for proceeds of $2,186. The Company’s structural composites product line is a part of the Company’s Industrial Materials operating segment.

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most of the existing revenue recognition guidance under US GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In March, April and May 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” all of which provide further clarification to be considered when implementing ASU 2014-09. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements: Going Concern (Subtopic 205-40)” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

interim periods thereafter (fiscal year 2017 for the Company). The adoption of ASU 2014-15, which occurred in the first quarter of fiscal 2017, did not have a material effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will be effective for the Company beginning September 1, 2019 (fiscal 2020). Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently evaluating the impact of the application of this ASU on our consolidated financial statements and disclosures thereto.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The required effective date for adoption of this guidance will be our fiscal year beginning September 1, 2017 (fiscal 2018), with early adoption allowed. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur. The Company early adopted this standard as of September 1, 2016 and during the three and six month periods ended February 28, 2017 recognized an excess tax benefit from stock-based compensation of $74 and $868, respectively, within income tax expense on the condensed consolidated statement of operations (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation are now classified in net income in the statement of cash flows instead of being separately stated in financing activities for the six months ended February 28, 2017 (adopted prospectively). Given the Company’s historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU No. 2016-09. Due predominantly to the inclusion of the excess tax benefit, the effective tax rate for the six months ended February 28, 2017 decreased to 31.3%, compared to effective tax rates of 35.6% and 34.5% recognized for the year-to-date second quarter and whole year periods of fiscal 2016, respectively; further, the Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU No. 2016-09. Following the adoption of the new standard, the Company has elected to account for forfeitures as they occur.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” This ASU provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The effective date for adoption of this guidance will be our fiscal year beginning September 1, 2018 (fiscal 2019), with early adoption permitted. The Company is currently evaluating the effect that ASU No. 2016-15 will have on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Per ASU No. 2017-04, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are to be applied on a prospective basis. The required effective date for adoption of this guidance for the Company will be our fiscal year beginning September 1, 2020 (fiscal 2021), with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard during the second quarter of fiscal 2017; the adoption did not have a material effect on the Company’s consolidated financial statements or related disclosures.

In March, 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The required effective date for adoption of this guidance for the Company will be our fiscal year beginning September 1, 2018 (fiscal 2019), including interim periods within that annual period. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the effect that ASU No. 2017-07 will have on its financial statements and related disclosures.

Note 3 — Inventory

Inventory consisted of the following as of February 28, 2017 and August 31, 2016:

	February 28,	August 31,
	2017	2016
Raw materials	$12,690	$12,879
Work in process	7,730	6,019
Finished goods	8,533	6,916
Total Inventory	$28,953	$25,814

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two class method is as follows:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Basic Earnings per Share

Net income	$8,383	$6,972	$18,746	$14,421
Less: Allocated to participating securities	91	65	204	128
Net income available to common shareholders	$8,292	$6,907	$18,542	$14,293

Basic weighted average shares outstanding	9,246,021	9,155,365	9,237,129	9,148,493
Net income per share - Basic	$0.90	$0.75	$2.01	$1.56

Diluted Earnings per Share

Net income	$8,383	$6,972	$18,746	$14,421
Less: Allocated to participating securities	91	65	204	128
Net income available to common shareholders	$8,292	$6,907	$18,542	$14,293

Basic weighted average shares outstanding	9,246,021	9,155,365	9,237,129	9,148,493
Additional dilutive common stock equivalents	114,377	136,859	99,250	138,993
Diluted weighted average shares outstanding	9,360,398	9,292,224	9,336,379	9,287,486
Net income per share - Diluted	$0.89	$0.74	$1.99	$1.54

For the six months ended February 28, 2017, stock options to purchase 36,726 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive; no shares were excluded for the three-month period ended February 28, 2017. For the three and six months ended February 29, 2016, stock options to purchase 21,275 and 26,381 shares, respectively, of common stock were outstanding, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

Restricted Shares — (a) a performance and service-based restricted stock grant of 5,399 shares in the aggregate, subject to adjustment based on fiscal 2017 results, with a vesting date of August 31, 2019.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 5,367 shares in the aggregate, with a vesting date of August 31, 2019. Compensation expense is recognized on a ratable basis over the vesting period.

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

In August 2016, the Board of Directors of the Company approved equity retention agreements with certain executive officers.  The equity-based retention agreements have a grant date of September 1, 2016 and contain the following equity components: (a) time-based restricted stock grant of 16,312 shares in the aggregate, with 7,768 shares having a vesting date of August 31, 2019, and 8,544 shares having a vesting date of August 31, 2021; and (b) options to purchase 23,563 shares of common stock in the aggregate with an exercise price of $64.37 per share (the options will cliff vest on August 31, 2019 and will expire on August 31, 2026). Compensation expense for both the restricted stock and the stock option components of the equity retention agreements is recognized on a ratable basis over the vesting period.

During the first quarter of fiscal 2017, additional grants totaling 8,805 shares of restricted stock were issued to non-executive members of management with a vesting date of August 31, 2021. Compensation expense is recognized on a ratable basis over the vesting period.

In February 2017, as part of their standard compensation for board service, non-employee members of the Board of Directors received a total grant of 2,407 shares of restricted stock ($219 grant date value) for service for the period from January 31, 2017 through January 31, 2018.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is recognized on a ratable basis over the twelve month vesting period.

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

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, glass-based strength element products designed to allow fiber optic cables to withstand mechanical and environmental strain and stress, microspheres, sold under the Dualite brand, and polyurethane dispersions. Further, beginning June 23, 2016, and September 30, 2016, respectively, the Industrial Materials segment includes the acquired operations of Spray Products (India) Limited and of Resin Designs, LLC. Both were obtained through acquisition and included in the Company’s electronic and industrial coatings product line. Effective December 2016, Spray Products (India) Private Limited was renamed HumiSeal India Private Limited.

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

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended				Six Months Ended
	February 28, 2017		February 29, 2016		February 28, 2017		February 29, 2016
Revenue
Industrial Materials	$47,392		$43,769		$96,416		$87,068
Construction Materials	9,916		11,155		22,249		25,334
Total	$57,308		$54,924		$118,665		$112,402

Income before taxes
Industrial Materials	$15,690		$13,271		$32,105	(c)	$26,200	(e)
Construction Materials	3,614		3,668		8,764		9,123
Total for reportable segments	19,304		16,939		40,869		35,323
Corporate and common costs	(6,661)	(a)	(6,186)	(b)	(13,576)	(d)	(12,934)	(b)
Total	$12,643		$10,753		$27,293		$22,389

Includes the following costs by segment:
Industrial Materials
Interest	$230		$195		$414		$382
Depreciation	1,002		954		2,064		1,945
Amortization	2,007		1,569		3,869		3,129

Construction Materials
Interest	$77		$65		$139		$128
Depreciation	193		260		351		524
Amortization	323		351		637		707

(a)

Includes a $68 gain related to the December 2016 sale of the Company’s Bridgewater, MA location and facility exit and demolition costs of $23 incurred during the quarter, relating to the Company’s Randolph, MA location

(b)	Includes Randolph, MA facility exit and demolition costs of $209 incurred during the period
(c)	Includes $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC
(d)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $50 related to the Company’s Randolph, MA location, a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location and a $68 gain related to the December 2016 sale of the Company’s Bridgewater, MA location

(e)

Includes both a $1,031 gain on sale of our RodPack wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Total assets for the Company’s reportable segments as of February 28, 2017 and August 31, 2016 were:

	February 28,	August 31,
	2017	2016
Total Assets
Industrial Materials	$163,198	$136,003
Construction Materials	35,409	38,983
Total for reportable segments	198,607	174,986
Corporate and common assets	53,284	87,833
Total	$251,891	$262,819

The Company’s products are sold worldwide.  Revenue for the three and six-month periods ended February 28, 2017 and February 29, 2016 are attributed to operations located in the following countries:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenue
United States	$50,290	$45,015	$102,098	$93,427
United Kingdom	2,934	5,866	7,693	11,031
All other foreign (1)	4,084	4,043	8,874	7,944
Total	$57,308	$54,924	$118,665	$112,402

(1)	Comprises sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of February 28, 2017 and August 31, 2016, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	February 28,	August 31,
	2017	2016
Long-lived Assets
United States
Property, plant and equipment, net	$31,112	$32,176
Goodwill and Intangible assets, less accumulated amortization	95,505	72,653

United Kingdom
Property, plant and equipment, net	3,002	3,214
Goodwill and Intangible assets, less accumulated amortization	5,702	6,270

All other foreign
Property, plant and equipment, net	1,314	1,352
Goodwill and Intangible assets, less accumulated amortization	1,145	1,233

Total
Property, plant and equipment, net	$35,428	$36,742
Goodwill and Intangible assets, less accumulated amortization	$102,352	$80,156

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2016	$32,880	$10,696	$43,576
Acquisition of Resin Designs, LLC	7,592	—	7,592
Foreign currency translation adjustment	(230)	(10)	(240)
Balance at February 28, 2017	$40,242	$10,686	$50,928

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified eleven reporting units within its  two operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying value of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using discounted cash flows. The Company evaluates the possible impairment of goodwill annually during the fourth quarter, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of February 28, 2017 and August 31, 2016:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
February 28, 2017
Patents and agreements	14.5	years	$1,830	$1,669	$161
Formulas and technology	7.9	years	9,401	4,851	4,550
Trade names	6.0	years	7,847	5,394	2,453
Customer lists and relationships	9.6	years	69,781	25,521	44,260
			$88,859	$37,435	$51,424

August 31, 2016
Patents and agreements	14.5	years	$1,805	$1,663	$142
Formulas and technology	8.4	years	8,248	4,310	3,938
Trade names	5.9	years	7,137	4,909	2,228
Customer lists and relationships	9.4	years	52,742	22,470	30,272
			$69,932	$33,352	$36,580

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2017 and February 29, 2016 was $4,506 and $3,836, respectively.  Estimated amortization expense for the remainder of fiscal year 2017 and for the next five years is as follows:

Years ending August 31,
2017 (remaining 6 months)	$4,584
2018	9,120
2019	8,427
2020	7,563
2021	7,027
2022	6,159

Note 8 — Sale of RodPack Business

In November 2015, the Company sold its RodPack wind energy business, contained within its structural composites product line, to an otherwise unrelated party (the “Buyer”) for proceeds of $2,186. The Company’s structural composites product line is a part of the Company’s Industrial Materials segment. The Company is not restricted in its use of the net proceeds from the sale.

The sale resulted in a pre-tax book gain of $1,031, which was recorded within the condensed consolidated statement of operations as gain on sale of business in the quarter ended November 30, 2015.  The Company received $1,500 of the proceeds in the first quarter of fiscal 2016, and has received two additional payments each for $229 during the quarters ended May 31, 2016 and November 30, 2016. It will receive the remaining installment payment in the third quarter of fiscal 2017, and has recorded the balance as a current asset (Due from sale of business) as of February 28, 2017.  The payment of these owed amounts is not subject to any further contingency or deliverable. Further, the Company will provide ongoing development support to the Buyer for which it will receive additional consideration upon the completion of services.

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

Note 9 — Sale of Locations

Sale of Paterson, NJ Location

In November 2016, the Company finalized the sale of its Paterson, NJ property for cash proceeds in the amount of $1,382. This transaction resulted in a gain of $792, which was recorded in the Company’s condensed consolidated statement of operations as a gain on sale of locations during the fiscal quarter ended November 30, 2016. The Company had previously reclassified the related long-lived assets to assets held for sale after committing to a plan in the second quarter of fiscal 2016 to actively market the property. The assets held for sale had been reported within Corporate and Common assets as of August 31, 2016.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Sale of Bridgewater, MA Location

In October 2016, Chase entered into an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. The transaction was conditioned upon the execution of a definitive asset purchase and sale agreement. In December 2016, during the second fiscal quarter, the sale was finalized for gross cash proceeds in the amount of $740, resulting in a gain on sale of $68. See Note 17 to the condensed consolidated financial statements for additional information on the sale of the Bridgewater, MA location.

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2017 and February 29, 2016 are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Components of net periodic benefit cost
Service cost	$72	$74	$144	$148
Interest cost	170	182	340	364
Expected return on plan assets	(132)	(129)	(264)	(258)
Amortization of prior service cost	1	1	2	2
Amortization of accumulated loss	224	143	448	286
Net periodic benefit cost	$335	$271	$670	$542

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 28, 2017, the Company has made contributions of $100 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2017 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $154 in the first six months of the prior year.

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

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of February 28, 2017 and August 31, 2016 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2017 and August 31, 2016:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	February 28, 2017	$1,818	$1,787	31	—

Restricted investments	August 31, 2016	$1,637	$1,610	27	—

The following table presents the fair value of the Company’s long-term debt (including current portion of long-term debt) as of February 28, 2017 and August 31, 2016, which is recorded at its carrying value:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	February 28, 2017	$25,000	$—	25,000	—

Long-term debt	August 31, 2016	$43,400	$—	43,400	—

The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. In December 2016, Chase refinanced its term debt with a new credit agreement. See Note 18 to the condensed consolidated financial statements for additional information on the refinancing of debt.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total
Balance at August 31, 2015	$47	$(5,934)	$(2,099)	$(7,986)
Other comprehensive gains (losses) before reclassifications (1)	(58)	—	(4,010)	(4,068)
Reclassifications to net income of previously deferred (gains) losses (2)	(41)	187	—	146
Other comprehensive income (loss)	(99)	187	(4,010)	(3,922)
Balance at February 29, 2016	$(52)	$(5,747)	$(6,109)	$(11,908)

Balance at August 31, 2016	$54	$(7,336)	$(8,197)	$(15,479)
Other comprehensive gains (losses) before reclassifications (3)	81	—	(2,135)	(2,054)
Reclassifications to net income of previously deferred (gains) losses (4)	(35)	294	—	259
Other comprehensive income (loss)	46	294	(2,135)	(1,795)
Balance at February 28, 2017	$100	$(7,042)	$(10,332)	$(17,274)

(1)	Net of tax expense of $30, $0, $0, respectively.
(2)	Net of tax expense of $22, tax benefit of $102, $0, respectively.
(3)	Net of tax benefit of $40, $0, $0, respectively.
(4)	Net of tax expense of $15, tax benefit of $156, $0, respectively.

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
	Three Months Ended		Six Months Ended		Location of Gain (Loss) Reclassified from Accumulated
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(54)	$(61)	$(54)	$(63)	Selling, general and administrative expenses
Tax expense (benefit)	20	21	19	22
Gain net of tax	$(34)	$(40)	$(35)	$(41)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$26	$6	$52	$12	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	199	138	398	277	Selling, general and administrative expenses
Tax expense (benefit)	(78)	(51)	(156)	(102)
Loss net of tax	$147	$93	$294	$187

Total net loss reclassified for the period	$113	$53	$259	$146

Note 14 — Acquisitions

Acquisition of Resin Designs, LLC

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. This business was acquired for a purchase price of $30,270, after final working capital adjustments and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business, and entered into multi-year leases at both locations. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities, and expands its market reach. The purchase was funded entirely with available cash on hand.

Since the effective date for this acquisition, September 30, 2016, the financial results of the acquired business have been included in the Company’s financial statements within the Industrial Materials operating segment, within the electronic and industrial coatings product line. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $584 of acquisition-related costs during the six-month period ended February 28, 2017 to acquisition-related costs.

The Company is currently in the process of finalizing purchase accounting, and anticipates completion within the third quarter of fiscal 2017; adjustments made in the second quarter to the initial amounts recorded at the end of the first fiscal

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

quarter were not material. The purchase price has been initially allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Accounts receivable	$1,877
Inventory	1,300
Prepaid expenses and other current assets	63
Property, plant & equipment	623
Goodwill	7,592
Intangible assets	19,450
Accounts payable and accrued liabilities	(635)
Total purchase price	$30,270

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

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the six-month period ended February 28, 2017 and for the three and six-month periods ended February 29, 2016 as though the Resin Designs acquisition described above occurred on September 1, 2015 (the first day of fiscal 2016). The actual revenue and expenses for the acquired business are included in the Company’s fiscal 2017 consolidated results beginning on September 30, 2016. From the date of acquisition (September 30, 2016) through February 28, 2017, revenue and net income for the Resin Designs operations included in the condensed consolidated statement of operations were $6,612 and $122, respectively, inclusive of the effects of $584 in acquisition-related costs, $190 in sale of inventory step-up cost, and additional amortization expense recognized related to intangible assets recorded as part of the transaction. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost and the income tax

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2015.

	Three Months Ended	Six Months Ended
	February 29, 2016	February 28, 2017	February 29, 2016
Revenue	$57,536	120,250	$117,917
Net income	6,812	19,417	13,717

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.73	2.08	$1.48
Diluted earnings per share	$0.72	2.06	$1.46

Acquisition of Spray Products (India) Private Limited

On June 23, 2016, the Company acquired all the capital stock of Spray Products (India) Private Limited for $1,161, net of cash acquired. This acquired business works closely with our HumiSeal manufacturing operation in Winnersh, Wokingham, England. The acquisition in India enhances the Company’s ability to provide technical, sales, manufacturing, chemical handling, and packaging services in the region. Since the effective date for this acquisition, the financial results of the business have been included in the Company's financial statements within the Company’s Industrial Materials operating segment in the electronic and industrial coatings product line. Purchase accounting was completed in the quarter ended August 31, 2016. Effective December 2016, Spray Products (India) Private Limited was renamed HumiSeal India Private Limited.

Note 15 — Exit Costs Related to Idle Facility

In the three and six-month periods ended February 28, 2017, the Company recognized $23 and $50 in expenses, respectively, to raze and exit its Randolph, MA facility, which had been idle with regard to production for several years. The Company began marketing the site for sale, reclassified the net book value of the facility to assets held for sale and recognized $209 in expenses associated with the project during the second quarter of fiscal 2016. These actions were taken as part of the Company’s on-going facility consolidation and rationalization initiative. The Company has updated its initial estimate and currently anticipates future expenses associated with completing the project will not be material, and expects work to be completed during fiscal 2017, with the sale of the property to follow. The Company recognized $935 in total expenses in fiscal 2016 (during the second, third and fourth quarters) bringing the project to near completion. See Note 16 to the condensed consolidated financial statements for additional information on assets held for sale.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 16 — Assets Held for Sale

The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of these assets. If the Company decides to dispose of an asset and commits to a plan to actively market and sell the asset, it will be moved to assets held for sale. The Company analyzes market conditions each reporting period, and, if applicable, records additional impairments due to declines in market values of like assets. The fair value of the asset is determined by observable inputs such as appraisals and prices of comparable assets in active markets for assets like the Company's. Gains are not recognized until the assets are sold.

Assets held for sale as of February 28, 2017 and August 31, 2016 were:

	February 28, 2017	August 31, 2016
Randolph, MA - Property (a)	14	14
Paterson, NJ - Building and leasehold improvements (b)	—	590
Total	$14	$604

(a)	See Note 15 to the condensed consolidated financial statements for additional information on Randolph, MA location assets held for sale as of February 28, 2017 and August 31, 2016.
(b)	See Note 9 to the condensed consolidated financial statements for additional information on the sale of the Paterson, NJ location in the six-month period ended February 28, 2017.

Note 17 — Related Party Agreements

Reimbursements Related to Life Insurance Policies

During the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017, the Edward L. Chase Trust (the “Trust”), owners of two insurance policies on the life of Claire E. Chase, reimbursed the Company for premiums paid on the policies in exchange for the Company’s release of any claims on the policies. In August 2016 (the fourth quarter of fiscal 2016), the Company received $1,238 related to the John Hancock (formerly Manufacturers’ Life Insurance Company) policy, the full value of premiums paid to date by the Company. In September 2016 (the first quarter of fiscal 2017), the Company received $1,504 related to the Metropolitan Life Insurance policy, its then cash surrender value, plus an additional prepaid premium related to the policy. Claire E. Chase is the spouse of a former executive of the Company, Edward L. Chase (deceased), and who in each case are the parents of Peter R. Chase (the Executive Chairman of the Company) and Mary Claire Chase (Director) and the grandparents of Adam P. Chase (the President and CEO of the Company). The Trust is the beneficial owner of more than 5% of the Company’s common stock. Terms and conditions of these transactions were reviewed and approved by the independent members of the Company's Board of Directors in advance.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Sale of Bridgewater, MA Location

In October 2016, Chase entered into an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. The transaction was conditioned upon the execution of a definitive asset purchase and sale agreement. In December 2016, the sale was finalized for gross proceeds of $740, resulting in a gain on sale of $68, which was recognized in the second quarter of fiscal 2017. The buyer, Bridgewater State University Foundation, Inc., was deemed a related party because of previously existing professional connections between it and two members of the Company’s Board of Directors, including Peter R. Chase (the Executive Chairman of the Company) and Dana Mohler-Faria (Director). The terms and conditions of the proposed transaction were reviewed and approved by all members of the Company's Board of Directors who were not parties related to the potential buyer, prior to entering into the October 2016 agreement. They concluded that the sale price was appropriate, after considering a recent market appraisal of the land and building performed by an independent third party valuation firm.

Note 18 — Long-Term Debt

On December 15, 2016, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of February 28, 2017. The New Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, including NEPTCO, which had a carrying value of $141,938 at February 28, 2017.  The New Credit Agreement was entered into both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the New Credit Agreement (the “New Revolving Facility”) and any New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At February 28, 2017, the applicable interest rate was 2.24% per annum and the outstanding principal amount was $25,000.  The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case, interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter.

Subject to certain conditions set forth in the New Credit Agreement, the Company may elect to convert all or a portion of the outstanding New Revolving Facility into a term loan (each, a “New Term Loan”), which shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such New Term Loan on a seven-year amortization schedule; provided, however, that the final principal repayment installment shall be repaid on December 15, 2021 and in any event shall be in an amount equal to the aggregate principal amount of all Term Loans outstanding on such date. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In connection with entry into the New Credit Agreement, Chase applied proceeds to refinance in full the outstanding principal balance of its preexisting term debt, simultaneously terminating both our previously existing term loan agreement and the previously existing revolving line of credit, which was fully available as of December 15, 2016. As payment of the principal amount of the New Revolving Facility is due at the expiration of the agreement, December 15, 2021, we have classified the outstanding balance as noncurrent on the condensed consolidated balance sheet as of February 28, 2017; subsequent to the balance sheet date, the Company made a principal payment of $5,000 on the debt.

Note 19 — Subsequent Events

Sale of Fiber Optic Cable Components Product Line

On April 3, 2017, subsequent to the second fiscal quarter, Chase entered an agreement with an unrelated third party to sell all inventory, machinery and equipment and intangible assets of its fiber optic cable components product line for proceeds of $4,000, subject to possible future working capital adjustments. The resulting pre-tax gain on sale, which was preliminarily calculated as approximately $2,500, will be recognized in the third quarter of fiscal 2017. Further, the purchaser entered a multi-year lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services.

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

Overview

In both the three and six-month periods ended February 28, 2017, the Company achieved growth over the prior year in revenue, operating income and net income. The operations of Resin Designs, LLC, acquired in the first quarter of fiscal 2017 and now part of our electronic and industrial coatings product line, contributed to the Company’s year-over-year revenue growth. Our electronic and industrial coatings, coating and lining systems, pulling and detection and structural composites products all delivered higher sales volume and corresponding margin contribution for both the quarter and year-to-date periods, as compared to the prior year. These gains were partially offset by quarter-over-quarter and year-to-date reductions in sales for our pipeline coatings, fiber optic cable components, cable materials and specialty chemical intermediates product lines. Net income further benefited from the first quarter gain on sale of our Paterson, NJ location, and the second quarter gain on sale of our Bridgewater, MA location.

Second quarter and year-to-date revenue from our Industrial Materials segment increased over the prior year as a result of continued high demand for our electronic and industrial coatings, pulling and detection, and structural composites products. These product lines demonstrated Chase’s ability to grow profits through both existing and newly acquired product offerings. Both specialty materials and electronic materials contributed to year-to-date revenue growth, but did not match prior year top-line results for the second quarter. These net increases in sales were partially offset by both quarter-over-quarter and year-to-date reductions in demand for our fiber optic cable components, cable materials and specialty chemical intermediates product lines.

Revenue for our Construction Materials segment decreased for both the second quarter and current year-to-date periods, as compared to the same periods in the prior year. Pipeline coatings’ decreased sales volume was the primary factor driving unfavorable comparative results for the segment for both the quarter and year-to-date periods. Delays in water infrastructure projects in the Middle East continued in the second quarter, resulting in reduced demand for our Rye, UK facility-produced pipeline products. Our domestically produced pipeline coatings products, which sell predominantly into North American oil and gas markets, fared more favorably, seeing quarter-over-quarter increases from the prior year, but with sales remaining below the prior year on a year-to-date basis. Our bridge and highway products finished ahead of the prior year for the second quarter, but behind the prior year-to-date period; while our building envelope products finished behind the prior year for the quarter, but ahead on a year-to-date basis. Finally, our coating and lining systems products saw increased demand for both the quarter-over-quarter and year-to-date periods.

Benefiting from seasonal construction trends, the Company has historically experienced its most favorable financial operating results in the upcoming third and fourth fiscal quarters. These same seasonal trends have historically had an adverse impact on our second fiscal quarter results, especially with regard to the domestic sales of our Construction Materials segment. During the remainder of the fiscal year, we plan to complete the full integration of our worldwide ERP computer system, and other applicable shared services, on the acquired operations of Resin Designs, LLC. The Company will also remain focused on its core drivers for sustainable growth: strategic market and product development efforts, mergers, acquisitions and divestitures, and operational consolidation.

Our balance sheet remains strong, with cash on hand of $40,805,000 and a current ratio of 5.0 at February 28, 2017.  At the end of our second fiscal quarter, the outstanding principal balance of our credit facility was $25,000,000.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials

•Cable Materials

•Electronic and Industrial Coatings

•Specialty Products

•Pulling and Detection

•Electronic Materials

•Structural Composites

•Fiber Optic Cable Components

•Specialty Chemical Intermediates

Protective coatings and tape products, including insulating and conducting materials for wire and cable manufacturers; moisture protective coatings and customized sealant and adhesive systems for electronics; laminated durable papers and packaging and industrial laminate products; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; composite materials elements; glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress; Dualite brand microspheres and polyurethane dispersions.

Construction Materials	•Coating and Lining Systems •Pipeline Coatings •Building Envelope •Bridge and Highway

Protective coatings and tape products, including coating and lining systems for use in liquid storage and containment applications; protective coatings for pipeline and general construction applications; adhesives and sealants used in architectural and building envelope waterproofing applications; high-performance polymeric asphalt additives and expansion and control joint systems for use in the transportation and architectural markets.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Six Months Ended		Total	Six Months Ended		Total
	February 28, 2017		Revenue	February 29, 2016		Revenue	February 28, 2017		Revenue	February 29, 2016		Revenue

Revenue
Industrial Materials	$47,392		83%	$43,769		80%	$96,416		81%	$87,068		77%
Construction Materials	9,916		17%	11,155		20%	22,249		19%	25,334		23%
Total	$57,308			$54,924			$118,665			$112,402

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Six Months Ended		Segment	Six Months Ended		Segment
	February 28, 2017		Revenue	February 29, 2016		Revenue	February 28, 2017		Revenue	February 29, 2016		Revenue
Income before income taxes
Industrial Materials	$15,690		33%	$13,271		30%	$32,105	(c)	33%	$26,200	(e)	30%
Construction Materials	3,614		36%	3,668		33%	8,764		39%	9,123		36%
Total for reportable segments	19,304		34%	16,939		31%	40,869		34%	35,323		31%
Corporate and Common Costs	(6,661)	(a)		(6,186)	(b)		(13,576)	(d)		(12,934)	(b)
Total	$12,643		22%	$10,753		20%	$27,293		23%	$22,389		20%

(a)

Includes a $68 gain related to the December 2016 sale of the Company’s Bridgewater, MA location and facility exit and demolition costs of $23 incurred during the quarter, relating to the Company’s Randolph, MA location

(b)	Includes Randolph, MA facility exit and demolition costs of $209 incurred during the period
(c)	Includes $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC
(d)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $50 related to the Company’s Randolph, MA location, a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location and a $68 gain related to the December 2016 sale of the Company’s Bridgewater, MA location

(e)

Includes both a $1,031 gain on sale of our RodPack wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

Total Revenue

Total revenue increased $2,384,000 or 4% to $57,308,000 for the quarter ended February 28, 2017, compared to $54,924,000 in the same quarter of the prior year. Total revenue increased $6,263,000 or 6% to $118,665,000 in the fiscal year-to-date period compared to $112,402,000 in the same period in fiscal 2016.

Revenue in our Industrial Materials segment increased $3,623,000 or 8% and $9,348,000 or 11% in the current quarter and year-to-date periods, respectively. The increases in this segment as compared to the prior year periods were primarily due to the following for the current quarter and year-to-date periods, respectively: (a) sales from our electronic and industrial coatings product line, which included sales of $3,993,000 and $6,612,000 related to the acquired Resin Designs operations, had total increases in sales volume of $4,752,000 and $8,511,000, respectively; (b) increased sales volume of $721,000 and $784,000 from our pulling and detection products, as we continue to meet the utility and telecommunication industries’ high demand for our products; and (c) revenue increases of $211,000 and $334,000 from our structural composite products.  Both specialty materials and electronic materials contributed to our year-to-date revenue growth with increases of $1,062,000 and $279,000, respectively, but did not match prior year results for the second quarter, falling short of last year’s revenue amounts by $161,000 and $17,000, respectively.  These net increases were partially offset in the current quarter and year-to-date periods, respectively, by: (a) decreased sales volume of our fiber optic cable components products of $711,000 and $1,380,000; (b) reductions of $862,000 and $127,000 in sales volume of our cable materials products, reflecting a year-over-year trend of reduced product demand from the energy and mining-related markets; and (c) reduced sales volume for our specialty chemical intermediates products of $311,000 and $115,000 on tempered demand from both the automotive and construction materials markets.

Revenue from our Construction Materials segment decreased $1,239,000 or 11% and $3,085,000 or 12% in the current quarter and year-to-date periods, respectively.  The decrease in our Construction Materials segment compared to the prior year periods was primarily due to net decreases in our pipeline coatings products sales for both the quarter-over-quarter and year-to-date periods of $2,710,000 and $3,488,000, respectively. Middle East water infrastructure project demand for pipeline coatings products produced at our Rye, UK facility continued at a lower volume than obtained in both the prior year quarter and prior year-to-date periods, with sales volumes being affected by delayed project work and general weakness in that region. While sales for our domestically produced pipeline products increased compared to the second quarter of the prior year, our year-to-date sales continued to remain below our prior year-to-date results. Our bridge and highway products finished ahead of the prior year for the second quarter by $173,000, but behind the prior year-to-date period by $682,000; while our building envelope products finished behind the prior year for the quarter by $4,000, but ahead on a year to date basis by $264,000. The segment’s net decreases were partially offset by our coating and lining systems, whose sales exceeded prior year quarter and year-to-date results by $1,301,000 and $820,000, respectively, as the product line realized additional sales volume when project work delayed in the first quarter of 2017 was delivered on in the second quarter.

Cost of Products and Services Sold

Cost of products and services sold decreased $2,037,000 or 6% to $32,858,000 for the quarter ended February 28, 2017, compared to $34,895,000 in the prior year quarter.  Cost of products and services sold decreased $1,465,000 or 2% to $68,147,000 in the fiscal year-to-date period compared to $69,612,000 in the same period in fiscal 2016.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended		Six Months Ended
Cost of products and services sold	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Industrial Materials	58%	63%	58%	62%
Construction Materials	54%	67%	55%	61%
Total	57%	64%	57%	62%

Cost of products and services sold in our Industrial Materials segment was $27,525,000 and $56,017,000 in the current quarter and year-to-date periods compared to $27,374,000 and $54,205,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment was $5,333,000 and $12,130,000 for the quarter and year-to-date periods ended February 28, 2017, compared to $7,521,000 and $15,407,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold decreased for both Industrial Materials and Construction Materials, for both the quarter and year-over-year periods. These decreases were primarily due to product mix, as our lower margin products constituted a comparatively lower portion of total sales in the current year periods. Given the composition of our finished goods and the markets we serve, the pricing of certain commodities (including petroleum-based solvents, films, yarns, and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) both directly and indirectly affects the purchase price of our raw materials and the demand for our product offerings. The Company diligently monitors raw material and commodities pricing across all its product lines to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,292,000 or 13% to $11,518,000 for the quarter ended February 28, 2017 compared to $10,226,000 in the prior year quarter. Selling, general and administrative expenses increased

$1,534,000 or 7% to $23,270,000 in the fiscal year-to-date period compared to $21,736,000 in the same period in fiscal 2016.  As a percentage of revenue, selling, general and administrative expenses increased to 20% in both the second quarter and the current fiscal year-to-date period compared to 19% in each comparable prior year period. The nominal increase for both the current fiscal quarter and year-to-date period compared to the prior year periods, respectively, was primarily attributable to: (a) increased amortization expense of $410,000 and $670,000, predominantly related to intangible assets acquired in our September 30, 2016 acquisition of certain assets of Resin Designs; (b) increases of $268,000 and $478,000 in stock-based compensation expenses; and (c) increased research and development expense of $224,000 and $416,000, principally related to the current year addition of the established research and development department of Resin Designs.

Acquisition-Related Costs

In the six months ended February 28, 2017, the Company incurred $584,000 of costs related to our acquisition of certain assets of Resin Designs, LLC.   This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting, and actuarial fees) were expensed as incurred within the year-to-date period ended February 28, 2017.

Exit Costs Related to Idle Facility

In the three and six-month periods ended February 28, 2017, the Company recognized $23,000 and $50,000 in expenses, respectively, to raze its Randolph, MA facility, which had been idle with regard to production for several years. The Company began marketing the site for sale, reclassified the net book value of the facility to assets held for sale and recognized $209,000 in expenses associated with the project during the second quarter of fiscal 2016. The decision to raze the site and market the property comes as part of the Company’s facility consolidation and rationalization initiative, and was done in part to make the property more attractive to a potential buyer. Production previously housed in Randolph, MA had been relocated to the Company’s Oxford, MA and Blawnox, PA locations prior to the commencement of demolition work. The Company has updated its initial estimate and currently anticipates future expenses associated with completing the project will not be material, and expects work to be completed during fiscal 2017, with the sale of the property to follow.

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

Interest Expense

Interest expense increased $47,000 or 18% to $307,000 for the quarter ended February 28, 2017 compared to $260,000 in the prior year second quarter.  Interest expense increased $43,000 or 8% to $553,000 for the fiscal year-to-date period compared to $510,000 in the same period in fiscal 2016. The increase in interest expense from both the prior year periods is the result of the refinancing of our debt in the second quarter of fiscal 2017, which resulted in increased commitment fees recognized.

Gain on Sale of Locations

In November 2016, the Company finalized the sale of its Paterson, NJ property for proceeds of $1,382,000. This transaction resulted in a gain of $792,000 which was recorded in the Company’s condensed consolidated statement of operations as a gain on sale of locations during the six-month period ended February 28, 2017. The Company had previously reclassified the related long-lived assets to assets held for sale after committing to a plan in February 2016 to actively market the property. The assets held for sale had previously been reported within Corporate and Common assets.

In October 2016, Chase entered into an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. The transaction was conditioned upon the execution of a definitive asset purchase and sale agreement. In December 2016, during the second fiscal quarter, the sale was finalized for gross proceeds of $740,000, resulting in a gain on sale of $68,000 recognized in the second fiscal quarter of 2017.

Gain on Sale of Business

In the first quarter of fiscal 2016, the Company sold the RodPack wind energy business formerly contained within its structural composites product line. This transaction resulted in a pre-tax book gain of $1,031,000, which was recorded in the quarter ended November 30, 2015.

Other Income (Expense)

Other income (expense) was an expense of $27,000 in the quarter ended February 28, 2017 compared to an income of $1,419,000 in the same period in the prior year, a difference of $1,446,000.  Other income (expense) was an income of $372,000 for the fiscal year-to-date period compared to an income of $1,388,000 in the same period in the prior year, a decrease of $1,016,000.  Other income (expense) primarily includes interest income, rental income and foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.  Other income (expense) in the current quarter and year-to-date periods is primarily net foreign exchange gains and losses resulting from sales made from our UK-based operations and denominated in US dollars and euros. British Pound Sterling exchange volatility was more tempered in the current year periods than that observed in the prior year, ultimately resulting in lower net foreign exchange gains and losses recognized.

Income Taxes

The effective tax rates for the second quarter and six-month periods ended February 28, 2017 were 33.7% and 31.3%, respectively, and 35.2% and 35.6% for the second quarter and six-month periods ended February 29, 2016, respectively. The current year effective tax rate was affected by the Company’s adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”, during the first fiscal quarter of 2017. During the three and six months ended February 28, 2017, the Company recognized an excess tax benefit from stock-based compensation of $74 and $868, respectively, within income tax expense on the condensed consolidated statements of operations (adopted prospectively). The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU No. 2016-09.

Net Income

Net income increased $1,411,000 or 20% to $8,383,000 in the quarter ended February 28, 2017 compared to $6,972,000 in the prior year second quarter.  The increase in net income in the second fiscal quarter was primarily due to increased sales, a more favorable sales mix during the quarter, the gain on sale of our Bridgewater, MA location and the recognition of excess tax benefit related to our early adoption of ASU No. 2016-09. These gains were partially offset by increased amortization expense recognized in the second fiscal quarter, related to our September 30, 2016 acquisition of certain assets of Resin Designs, as well as the net foreign exchange losses recognized in the current quarter, compared to significant gains realized in the prior year second quarter.

Net income increased $4,325,000 or 30% to $18,746,000 in the six months ended February 28, 2017 compared to $14,421,000 in the same period in the prior year.  The increase in net income in the current six-month period was primarily due to increased sales volume, including increases in revenue and earnings provided by the recently acquired operations of Resin Designs, and gains on the sales of our Paterson, NJ and Bridgewater, MA locations. These gains were partially offset by increased amortization expense recognized related to our September 30, 2016 acquisition of certain assets of Resin Designs, as well as a decrease in foreign exchange gains recognized in the current year-to-date period, compared to significant gains realized in the prior year six-month period.

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

We define EBITDA as net income before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets.  We define Adjusted EBITDA as EBITDA excluding costs and (gains) losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement (gains) losses resulting from lump sum distributions to participants from our defined benefit plans, and other significant items. We define Free Cash Flow as net cash provided by operating activities less purchases of property, plant and equipment.

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

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with US GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income	$8,383	$6,972	$18,746	$14,421
Interest expense	307	260	553	510
Income taxes	4,260	3,781	8,547	7,968
Depreciation expense	1,305	1,391	2,640	2,864
Amortization expense	2,330	1,920	4,506	3,836
EBITDA	$16,585	$14,324	$34,992	$29,599
Exit costs related to idle facility (a)	23	209	50	209
Gain on sale of locations (b)	(68)	—	(860)	—
Cost of sale of inventory step-up (c)	—	—	190	—
Acquisition-related costs (d)	—	—	584	—
Gain on sale of business (e)	—	—	—	(1,031)
Write-down of certain assets under construction (f)	—	—	—	365
Adjusted EBITDA	$16,540	$14,533	$34,956	$29,142

(a)	Represents Randolph, MA facility exit and demolition costs incurred
(b)	Represents gain on November 2016 sale of the Company’s Paterson, NJ location, and December 2016 sale of the Company’s Bridgewater, MA location
(c)	Represents expenses related to inventory step-up in fair value related to the September 2016 acquisition of certain assets of Resin Designs, LLC
(d)	Represents costs related to the September 2016 acquisition of certain assets of Resin Designs, LLC
(e)	Represents gain on sale of the RodPack wind energy business contained within the structural composites product line that was completed in November 2015
(f)	Represents a write-down of certain structural composites assets under construction based on usage constraints recognized following the sale of the RodPack wind energy business in November 2015

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with US GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Net cash provided by operating activities	$14,155	$10,562	$22,492	$19,643
Purchases of property, plant and equipment	(762)	(316)	(1,414)	(734)
Free Cash Flow	$13,393	$10,246	$21,078	$18,909

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $32,606,000 to $40,805,000 at February 28, 2017, from $73,411,000 at August 31, 2016.  The decreased cash balance is primarily attributable to: (a) the $30,270,000 in net cash paid for the September 2016 acquisition of certain assets of Resin Designs, LLC, (b) the repayment of $18,400,000 of debt principal; and (c) the payment of our annual dividend totaling $6,532,000. The overall decrease was positively impacted by: (a) cash from operations; (b) cash proceeds from the sale of our Paterson, NJ and Bridgewater, MA locations; and (c) cash reimbursement related to the release of claims to a life insurance policy.  Of the above noted amounts, $28,392,000 and $27,550,000 were held outside the United States by Chase Corporation and our foreign subsidiaries as of February 28, 2017 and August 31, 2016, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund US operations, we would pay the applicable US taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $22,492,000 in the first six months of fiscal year 2017 compared to $19,643,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income and a decrease in accounts receivable resulting from a lower sales volume in the second quarter. Negatively impacting our cash flow from operations were both an increase in inventory (built in preparation for anticipated higher sales volumes in the coming quarter) and a decrease in accrued compensation and other expenses (related primarily to the payment of the annual employee incentive plan in November 2016).

The ratio of current assets to current liabilities was 5.0 as of February 28, 2017 compared to 2.0 as of August 31, 2016.  The increase in our current ratio at February 28, 2017 was primarily attributable to the reclassification of our debt to noncurrent, resulting from our entry into the New Credit Agreement (defined below) in December 2016. This was partially offset by a decrease in cash and cash equivalents for the acquisition of certain assets and the operations of Resin Designs, LLC during September 2016.

Cash flow used in investing activities of $27,915,000 was primarily due to our acquisition of certain assets of Resin Designs, LLC in September 2016, in addition to cash paid for purchases of machinery and equipment at our manufacturing locations during fiscal 2017. These uses were partially offset by cash received in the six-month period from the sales of both our Paterson, NJ and Bridgewater, MA locations and in relation to a life insurance policy.

Cash flow used in financing activities of $25,830,000 was primarily due to: (a) the first quarter scheduled payment made on the bank loans used to finance our June 2012 acquisition of NEPTCO, described in more detail below; (b) post December 15, 2016 payments made on the Company’s new revolving credit facility, described in more detail below; and (c) cash payments of taxes on stock options and restricted stock.

On November 1, 2016, we announced a cash dividend of $0.70 per share (totaling $6,532,000).  The dividend was paid on December 7, 2016 to shareholders of record on November 11, 2016.

In June 2012, in connection with our acquisition of NEPTCO, we borrowed $70,000,000 under a five-year term debt financing arrangement led and arranged by Bank of America, with participation from RBS Citizens (the “2012 Credit Facility”). The applicable interest rate was based on the effective LIBOR plus an additional amount in the range of 1.75% to 2.25%, depending on our consolidated leverage ratio. The 2012 Credit Facility required repayment of the principal amount of the term loan in quarterly installments.  Installment payments of $1,400,000 began in September 2012 and continued through June 2014, increased to $1,750,000 per quarter thereafter through June 2015, and increased to $2,100,000 per quarter thereafter, and were scheduled to continue at this amount through March 2017.  The 2012 Credit Facility had a scheduled maturity date of June 27, 2017, prior to the refinancing described below.

Under the 2012 Credit Facility, Chase also had a revolving line of credit with Bank of America (the “2012 Revolver”) totaling $15,000,000, which bore interest at LIBOR plus an additional amount in the range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of December 15, 2016 (the date on which the New Credit Agreement was entered into), the entire amount of $15,000,000 was available for use.  The 2012 Revolver had a scheduled maturity date of June 27, 2017 prior to its refinancing.

The 2012 Credit Facility with Bank of America contained customary affirmative and negative covenants that, among other things, restricted our ability to incur additional indebtedness.  It also required us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the facility) of no more than 3.00 to 1.00, and to maintain a consolidated fixed charge coverage ratio (as calculated in the facility) of at least 1.25 to 1.00.  We were in compliance with our debt covenants of the 2012 Credit Facility as of November 30, 2016 (the last measurement date for the 2012 Credit Facility).

On December 15, 2016, we entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by the us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of February 28, 2017. The applicable interest rate for the New Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate.  At February 28, 2017, the applicable interest rate was 2.24% per annum and the outstanding principal amount was $25,000,000. The New Credit Agreement was entered into both to refinance our previously existing term loan, and revolving line of credit and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

Currently, we have several on-going capital projects, as well as our facility rationalization and consolidation initiative, which are important to our long-term strategic goals.  Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in our production facilities.

During the first six months of fiscal 2017, we finalized the sales of both our Paterson, NJ and Bridgewater, MA locations and entered the final stages of razing our location in Randolph, MA, in preparation for its eventual sale. All these actions were done as part of our continued facility rationalization and consolidation plan.

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

Recent Accounting Standards

Please see Note 2 —  “Recent Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of the effects of recently issued accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the six months ended February 28, 2017 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At February 28, 2017, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in US dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in US dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British Pound and the US dollar would not have a material effect on the Company’s overall liquidity. As of February 28, 2017, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at February 28, 2017
GBP	British Pound	$18,969,000
EUR	Euro	$3,457,000
CNY	Chinese Yuan	$302,000
INR	Indian Rupee	$103,000
CAD	Canadian Dollar	$83,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the six months ended February 28, 2017 in the amount of $2,135,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $25,000,000 at February 28, 2017.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital”, together with Note 12 — “Fair Value Measurements” and Note 18 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended February 28, 2017, the Company continued the process of implementing its worldwide ERP computer system, and other applicable shared services, on operations associated with the Resin Designs, LLC assets acquired in September 2016. Otherwise, there have not been any changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
10.1

Amended and Restated Credit Agreement dated as of December 15, 2016 by and among Chase Corporation, NEPTCO Incorporated, the Guarantors named therein, Bank of America, N.A., as administrative agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed December 20, 2016)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of February 6, 2017 by and among Chase Corporation, NEPTCO Incorporated, the Guarantors, the Lenders party thereto and Bank of America, N.A., as administrative agent

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

Chase Corporation

Dated: April 7, 2017	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: April 7, 2017	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer