Form 10-Q
period 2017-05-31
CHASE CORP
filed 2017-07-07
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The number of shares of Common Stock outstanding as of June 30, 2017 was 9,364,250

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2017

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward -looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include, without limitation, statements as to our future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.  Readers should refer to the discussions under “Forward-Looking Information” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward looking statements. These discussions and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$54,130	$73,411
Accounts receivable, less allowance for doubtful accounts of $683 and $830	35,262	34,835
Inventory	28,266	25,814
Prepaid expenses and other current assets	3,203	3,728
Due from sale of business	229	457
Assets held for sale	14	604
Total current assets	121,104	138,849

Property, plant and equipment, less accumulated depreciation of $42,999 and $41,409	34,885	36,742

Other Assets
Goodwill	50,688	43,576
Intangible assets, less accumulated amortization of $39,795 and $33,352	49,138	36,580
Cash surrender value of life insurance, less current portion	4,529	4,530
Restricted investments	1,949	1,637
Funded pension plan	445	382
Deferred income taxes	426	441
Other assets	551	82
Total assets	$263,715	$262,819

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$—	$43,400
Accounts payable	13,280	12,352
Accrued payroll and other compensation	3,690	6,553
Accrued expenses	3,643	3,892
Accrued income taxes	3,723	2,317
Total current liabilities	24,336	68,514

Long-term debt, less current portion	20,000	—
Deferred compensation	1,963	1,649
Accumulated pension obligation	15,817	15,563
Other liabilities	1,194	328
Accrued income taxes	1,163	1,229
Deferred income taxes	1,447	1,447

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,364,250 shares at May 31, 2017 and 9,278,486 shares at August 31, 2016 issued and outstanding	936	928
Additional paid-in capital	14,451	14,719
Accumulated other comprehensive loss	(15,582)	(15,479)
Retained earnings	197,990	173,921
Total equity	197,795	174,089
Total liabilities and equity	$263,715	$262,819

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016

Revenue
Sales	$63,641	$63,480	$180,198	$173,932
Royalties and commissions	1,260	756	3,368	2,706
	64,901	64,236	183,566	176,638
Costs and Expenses
Cost of products and services sold	37,511	38,542	105,658	108,154
Selling, general and administrative expenses	12,297	11,770	35,567	33,506
Exit costs related to idle facility (Note 15)	—	662	50	871
Acquisition-related costs (Note 14)	—	—	584	—
Write-down of certain assets under construction (Note 8)	—	—	—	365

Operating income	15,093	13,262	41,707	33,742

Interest expense	(158)	(284)	(711)	(794)
Gain on sale of real estate (Note 9)	—	—	860	—
Gain on sale of businesses (Note 8)	2,013	—	2,013	1,031
Other income (expense)	164	(512)	536	876

Income before income taxes	17,112	12,466	44,405	34,855

Income taxes	5,257	4,935	13,804	12,903

Net income	$11,855	$7,531	$30,601	$21,952

Net income available to common shareholders, per common and common equivalent share

Basic	$1.27	$0.81	$3.27	$2.38

Diluted	$1.26	$0.80	$3.24	$2.34

Weighted average shares outstanding
Basic	9,258,219	9,173,252	9,244,237	9,156,805
Diluted	9,336,725	9,311,798	9,331,470	9,287,809

Annual cash dividends declared per share			$0.70	$0.65

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net income	$11,855	$7,531	$30,601	$21,952

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	41	75	87	(24)
Change in funded status of pension plans, net of tax	147	94	441	281
Foreign currency translation adjustment	1,504	2,093	(631)	(1,917)
Total other comprehensive income (loss)	1,692	2,262	(103)	(1,660)

Comprehensive income	$13,547	$9,793	$30,498	$20,292

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED MAY 31, 2017

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2016	9,278,486	$928	$14,719	$(15,479)	$173,921	$174,089
Restricted stock grants, net of forfeitures	44,567	4	(4)			—
Amortization of restricted stock grants			1,285			1,285
Amortization of stock option grants			374			374
Exercise of stock options	80,168	8	1,245			1,253
Common stock received for payment of stock option exercises	(15,079)	(2)	(1,156)			(1,158)
Common stock retained to pay statutory minimum withholding taxes on common stock	(23,892)	(2)	(2,012)			(2,014)
Cash dividend paid, $0.70 per share					(6,532)	(6,532)
Change in funded status of pension plan, net of tax $234				441		441
Foreign currency translation adjustment				(631)		(631)
Net unrealized gain on restricted investments, net of tax $48				87		87
Net income					30,601	30,601
Balance at May 31, 2017	9,364,250	$936	$14,451	$(15,582)	$197,990	$197,795

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Nine Months Ended
	May 31, 2017	May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,601	$21,952
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(860)	—
Loss on write-down of certain assets under construction	—	365
Gain on sale of businesses	(2,013)	(1,031)
Depreciation	3,859	4,282
Amortization	6,816	5,774
Cost of sale of inventory step-up	190	—
Provision for (recovery of) allowance for doubtful accounts	(129)	235
Stock-based compensation	1,659	941
Realized gain on restricted investments	(55)	(65)
Decrease in cash surrender value of life insurance	—	135
Excess tax expense from stock-based compensation	—	(855)
Deferred taxes	8	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,448	306
Inventory	(2,550)	2,659
Prepaid expenses and other assets	(1,003)	(643)
Accounts payable	409	(1,045)
Accrued compensation and other expenses	(1,369)	(1,455)
Accrued income taxes	1,325	287
Net cash provided by operating activities	38,336	31,842

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,198)	(1,377)
(Cost to acquire) retirements of intangible assets	(81)	13
Payments for acquisitions	(30,270)	—
Proceeds from sale of real estate	2,122	—
Net proceeds from sale of businesses	3,687	1,729
Increase in restricted investments	(123)	(109)
Proceeds from settlement of life insurance policy	1,504	—
Payments for cash surrender value life insurance	—	(137)
Net cash (used in) provided by investing activities	(25,359)	119

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(23,400)	(6,300)
Dividend paid	(6,532)	(5,999)
Proceeds from exercise of common stock options	95	124
Payments of taxes on stock options and restricted stock	(2,014)	(1,219)
Excess tax benefit from stock-based compensation	—	855
Net cash used in financing activities	(31,851)	(12,539)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(18,874)	19,422
Effect of foreign exchange rates on cash	(407)	(894)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73,411	43,819
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,130	$62,347

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$1,158	$1,317
Property, plant and equipment additions included in accounts payable	$65	$218

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial reporting, and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation filed audited consolidated financial statements, which included all information and notes necessary for such complete presentation, for the three years ended August 31, 2016, in conjunction with its 2016 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended May 31, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2016, which are contained in the Company’s 2016 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2017, the results of its operations, comprehensive income and cash flows for the interim periods ended May 31, 2017 and 2016, and changes in equity for the interim period ended May 31, 2017.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British Pound Sterling as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s Spray Products (India) Private Limited business in India (which was renamed HumiSeal India Private Limited, effective December 2016) are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations and were ($188) and $173 for the three-month and nine-month periods ended May 31, 2017, respectively, and ($552) and $731 for the three-month and nine-month periods ended May 31, 2016, respectively.

Other Business Developments

On April 3, 2017, Chase executed an agreement with an unrelated third party to sell all inventory, machinery and equipment and intangible assets of the Company’s fiber optic cable components product line for proceeds of $3,858, net of transaction costs and following certain working capital adjustments. The resulting pre-tax gain on sale of $2,013 was

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

recognized in the third quarter of fiscal 2017 as gain on sale of businesses within the condensed consolidated statement of operations.  Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services. The Company’s fiber optic cable components product line was formerly a part of the Company’s Industrial Materials operating segment. See Note 8 to the condensed consolidated financial statements for additional information on the sale of the fiber optic cable components product line.

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. The business was acquired for a purchase price of $30,270, after final working capital adjustments and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business, and entered multiyear leases at both locations. The Company expensed $584 of acquisition-related costs during the first quarter of fiscal 2017 associated with this acquisition. The purchase was funded entirely with available cash on hand. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities, and expands its market reach. The Company is currently in the process of finalizing purchase accounting, and anticipates completion within the fourth quarter of fiscal 2017; no adjustments were made in the third quarter to the initial amounts recorded at the end of the second fiscal quarter. Since the effective date of the acquisition, the financial results of Resin Designs’ operations have been included in the Company’s financial statements within the electronic and industrial coatings product line, contained within the Industrial Materials operating segment. See Note 14 to the condensed consolidated financial statements for additional information on the acquisition of the assets and operations of Resin Designs.

On June 23, 2016, the Company acquired all the capital stock of Spray Products (India) Private Limited for $1,161, net of cash acquired. This acquired business works closely with our HumiSeal® coating manufacturing operation in Winnersh, Wokingham, England. The acquisition in India enhances the Company’s ability to provide technical, sales, manufacturing, chemical handling, and packaging services in the region. Since the effective date for this acquisition, the financial results of the business have been included in the Company's financial statements within the Company’s Industrial Materials operating segment in the electronic and industrial coatings product line. Purchase accounting was completed in the quarter ended August 31, 2016. Effective December 2016, Spray Products (India) Private Limited was renamed HumiSeal India Private Limited. See Note 14 to the condensed consolidated financial statements for additional information on the acquisition of the Spray Products (India) Private Limited.

In November 2015 (the first quarter of fiscal 2016), the Company sold its RodPack®  wind energy business, contained within its structural composites product line, to an otherwise unrelated party for proceeds of $2,186. The Company’s structural composites product line is a part of the Company’s Industrial Materials operating segment. See Note 8 to the condensed consolidated financial statements for additional information on the sale of the RodPack wind energy business.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most of the existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In March, April and May 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” all of which provide further clarification to be considered when implementing ASU 2014-09. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows; preliminary indications are that Chase will utilize the modified retrospective method of adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will be effective for the Company beginning September 1, 2019 (fiscal 2020). Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the application of this ASU on our consolidated financial statements and disclosures thereto.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The required effective date for adoption of this guidance will be our fiscal year beginning September 1, 2017 (fiscal 2018), with early adoption allowed. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur. The Company early adopted this standard as of September 1, 2016 and during the three-month and nine-month periods ended May 31, 2017 recognized an excess tax benefit from stock-based compensation of $787 and $1,655, respectively, within income tax expense on the condensed consolidated statement of operations (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation are now classified in net income in the statement of cash flows instead of being separately stated in financing activities for the nine months ended May 31, 2017 (adopted prospectively). Given the Company’s historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU No. 2016-09. Due primarily to the inclusion of the excess tax benefit, the effective tax rates for the three and nine months ended May 31, 2017 decreased to 30.7% and 31.1%, respectively, compared to effective tax rates of 39.6% and 37.0% recognized for the third quarter and year-to-date periods of fiscal 2016, respectively; further, the Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU No. 2016-09. Following the adoption of the new standard, the Company has elected to account for forfeitures as they occur.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance will be effective for the fiscal year beginning on September 1, 2018 (fiscal 2019), including interim periods within that year, with early adoption permitted.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Per ASU No. 2017-04, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are to be applied on a prospective basis. The required effective date for adoption of this guidance for the Company will be our fiscal year beginning September 1,

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

2020 (fiscal 2021), with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard during the second quarter of fiscal 2017; the adoption did not have a material effect on the Company’s consolidated financial statements or related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The required effective date for adoption of this guidance for the Company will be our fiscal year beginning September 1, 2018 (fiscal 2019), including interim periods within that annual period. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the effect that ASU No. 2017-07 will have on its financial statements and related disclosures.

Note 3 — Inventory

Inventory consisted of the following as of May 31, 2017 and August 31, 2016:

	May 31,	August 31,
	2017	2016
Raw materials	$13,014	$12,879
Work in process	7,774	6,019
Finished goods	7,478	6,916
Total Inventory	$28,266	$25,814

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two class method.  The determination of earnings per share under the two class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016

Basic Earnings per Share

Net income	$11,855	$7,531	$30,601	$21,952
Less: Allocated to participating securities	127	69	332	197
Net income available to common shareholders	$11,728	$7,462	$30,269	$21,755

Basic weighted average shares outstanding	9,258,219	9,173,252	9,244,237	9,156,805
Net income per share - Basic	$1.27	$0.81	$3.27	$2.38

Diluted Earnings per Share

Net income	$11,855	$7,531	$30,601	$21,952
Less: Allocated to participating securities	127	69	332	197
Net income available to common shareholders	$11,728	$7,462	$30,269	$21,755

Basic weighted average shares outstanding	9,258,219	9,173,252	9,244,237	9,156,805
Additional dilutive common stock equivalents	78,506	138,546	87,233	131,004
Diluted weighted average shares outstanding	9,336,725	9,311,798	9,331,470	9,287,809
Net income per share - Diluted	$1.26	$0.80	$3.24	$2.34

For the nine months ended May 31, 2016, stock options to purchase 18,860 shares of common stock were outstanding, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive; no shares were excluded for the three-month period ended May 31, 2016 or for either the three-month or nine-month periods ended May 31, 2017. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

In August 2016, the Board of Directors of the Company approved equity retention agreements with certain executive officers.  The equity-based retention agreements have a grant date of September 1, 2016 and contain the following equity components: (a) time-based restricted stock grant of 16,312 shares in the aggregate, with 7,768 shares having a vesting date of August 31, 2019, and 8,544 shares having a vesting date of August 31, 2021; and (b) options to purchase 23,563 shares of common stock in the aggregate with an exercise price of $64.37 per share. These options will cliff vest on August 31, 2019 and will expire on August 31, 2026. Compensation expense for both the restricted stock and the stock option components of the equity retention agreements is recognized on a ratable basis over the vesting period.

During the first quarter of fiscal 2017, additional grants totaling 8,805 shares of restricted stock were issued to non-executive members of management with a vesting date of August 31, 2021. Compensation expense is recognized on a ratable basis over the vesting period.

In February 2017, as part of their standard compensation for board service, non-employee members of the Board of Directors received a total grant of 2,407 shares of restricted stock ($219 grant date value) for service for the period from January 31, 2017 through January 31, 2018.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is recognized on a ratable basis over the twelve-month vesting period.

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

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, polymeric microspheres, and polyurethane dispersions. Beginning June 23, 2016, and September 30, 2016, respectively, the Industrial Materials segment includes the acquired operations of HumiSeal India Private Limited and of Resin Designs, LLC. Both were obtained through acquisition and included in the Company’s electronic and industrial coatings product line. Prior to the April 3, 2017 sale of the business, the segment’s products also included glass-based strength elements, designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

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

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2017		2016		2017		2016
Revenue
Industrial Materials	$53,292		$47,185		$149,708		$134,253
Construction Materials	11,609		17,051		33,858		42,385
Total	$64,901		$64,236		$183,566		$176,638

Income before taxes
Industrial Materials	$20,259	(a)	$14,191		$52,364	(c)	$40,391	(e)
Construction Materials	3,647		5,662		12,411		14,785
Total for reportable segments	23,906		19,853		64,775		55,176
Corporate and common costs	(6,794)		(7,387)	(b)	(20,370)	(d)	(20,321)	(b)
Total	$17,112		$12,466		$44,405		$34,855

Includes the following costs by segment:
Industrial Materials
Interest	$119		$213		$533		$595
Depreciation	959		1,007		3,023		2,952
Amortization	1,990		1,587		5,859		4,716

Construction Materials
Interest	$39		$71		$178		$199
Depreciation	209		240		560		764
Amortization	320		351		957		1,058

(a)	Includes a $2,013 gain on sale of our fiber optic cable components business
(b)	Includes Randolph, MA facility exit and demolition costs of $662 and $871 incurred during the quarterly and year-to-date periods, respectively
(c)

Includes a $2,013 gain on sale of our fiber optic cable components business and $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC

(d)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $50 related to the Company’s Randolph, MA location, a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location and a $68 gain related to the December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA

(e)

Includes both a $1,031 gain on sale of our RodPack wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Total assets for the Company’s reportable segments as of May 31, 2017 and August 31, 2016 were:

	May 31,	August 31,
	2017	2016
Total Assets
Industrial Materials	$160,163	$136,003
Construction Materials	36,399	38,983
Total for reportable segments	196,562	174,986
Corporate and common assets	67,153	87,833
Total	$263,715	$262,819

The Company’s products are sold worldwide.  Revenue for the three-month and nine-month periods ended May 31, 2017 and 2016 are attributed to operations located in the following countries:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Revenue
United States	$56,281	$52,571	$158,379	$145,998
United Kingdom	4,230	7,484	11,923	18,515
All other foreign (1)	4,390	4,181	13,264	12,125
Total	$64,901	$64,236	$183,566	$176,638

(1)	Comprises sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of May 31, 2017 and August 31, 2016, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	May 31,	August 31,
	2017	2016
Long-lived Assets
United States
Property, plant and equipment, net	$30,459	$32,176
Goodwill and Intangible assets, less accumulated amortization	92,858	72,653

United Kingdom
Property, plant and equipment, net	3,089	3,214
Goodwill and Intangible assets, less accumulated amortization	5,769	6,270

All other foreign
Property, plant and equipment, net	1,337	1,352
Goodwill and Intangible assets, less accumulated amortization	1,199	1,233

Total
Property, plant and equipment, net	$34,885	$36,742
Goodwill and Intangible assets, less accumulated amortization	$99,826	$80,156

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2016	$32,880	$10,696	$43,576
Acquisition of Resin Designs, LLC	7,592	—	7,592
Sale of the fiber optic cable components business	(409)	—	(409)
Foreign currency translation adjustment	(67)	(4)	(71)
Balance at May 31, 2017	$39,996	$10,692	$50,688

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

Intangible assets subject to amortization consist of the following as of May 31, 2017 and August 31, 2016:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
May 31, 2017
Patents and agreements	14.5	years	$1,816	$1,669	$147
Formulas and technology	7.8	years	9,312	5,079	4,233
Trade names	6.0	years	7,704	5,548	2,156
Customer lists and relationships	9.6	years	70,101	27,499	42,602
			$88,933	$39,795	$49,138

August 31, 2016
Patents and agreements	14.5	years	$1,805	$1,663	$142
Formulas and technology	8.4	years	8,248	4,310	3,938
Trade names	5.9	years	7,137	4,909	2,228
Customer lists and relationships	9.4	years	52,742	22,470	30,272
			$69,932	$33,352	$36,580

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2017 and 2016 was $6,816 and $5,774, respectively.  Estimated amortization expense for the remainder of fiscal year 2017 and for the next five years is as follows:

Years ending August 31,
2017 (remaining 3 months)	$2,297
2018	9,152
2019	8,459
2020	7,586
2021	7,042
2022	6,163

Note 8 — Sale of Businesses

Sale of Fiber Optic Cable Components Product Line

On April 3, 2017, Chase executed an agreement with an unrelated third party, Roblon A/S (“Roblon”), to sell all inventory, machinery and equipment and intangible assets of the Company’s fiber optic cable components product line for proceeds of $3,858, net of transaction costs and following certain working capital adjustments. Given its low-growth and low-margin prospects, and a customer, supplier and equipment base separate from our other businesses, the fiber optic cable components product line, which was formerly part of the Company’s Industrial Materials segment, was determined to not be part of Chase’s long-term strategy. The divesture was accounted for under ASC Topic 360, “Disclosure - Impairment or Disposal of Long-Lived Assets.” In accordance with this accounting standard, the resulting pre-tax gain on sale of $2,013 was recognized in the third quarter of fiscal 2017 as gain on sale of businesses within the condensed consolidated statement of operations. Chase received $3,458, net of transaction costs, in the third quarter of fiscal 2017, with the remaining $400 placed in escrow; the portion of the sale price held in escrow was recorded as a non-current asset within other assets as of May 31, 2017, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the sale.

Subsequent to the sale, Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services; this arrangement is anticipated to last for multiple years.  In the quarter ended May 31, 2017, Chase charged Roblon $301 for manufacturing services, which the Company recognized as revenue, within the Industrial Materials segment, and $40 for selling and administrative expenses, which the Company recognized as an offset to selling, general and administrative expenses. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase received $22 in rental income during the third quarter related to this lease, which the Company recognized within other income (expense) on the condensed consolidated statement of operations

Sale of RodPack Business

In November 2015, the Company sold its RodPack wind energy business, contained within its structural composites product line, to an otherwise unrelated party for proceeds of $2,186. The Company’s structural composites product line is a part of the Company’s Industrial Materials segment. The Company is not restricted in its use of the net proceeds from the sale.

The sale resulted in a pre-tax book gain of $1,031, which was recorded within the condensed consolidated statement of operations as gain on sale of businesses in the quarter ended November 30, 2015.  The Company received $1,500 of the proceeds in the first quarter of fiscal 2016, and received two additional payments each for $229 during the quarters ended

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

May 31, 2016 and November 30, 2016. The Company received the final installment payment in June 2017, subsequent to the third quarter of fiscal 2017, and as such, recorded the balance as a current asset (Due from sale of business) as of May 31, 2017.  The Company will provide ongoing development support to the buyer for which it will receive additional consideration upon the completion of services.

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

Note 9 — Sale of Real Estate

Sale of Paterson, NJ Location

In November 2016, the Company finalized the sale of its Paterson, NJ property for cash proceeds in the amount of $1,382. This transaction resulted in a gain of $792, which was recorded in the Company’s condensed consolidated statement of operations as a gain on sale of real estate during the fiscal quarter ended November 30, 2016. The Company had previously reclassified the related long-lived assets to assets held for sale after committing to a plan in the second quarter of fiscal 2016 to actively market the property. The assets held for sale had been reported within Corporate and Common assets as of August 31, 2016.

Sale of Former Corporate Headquarters in Bridgewater, MA

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

Note 10 — Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of its business. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cash flows, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements agreed to that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2017 and 2016 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$72	$74	$216	$222
Interest cost	170	182	510	546
Expected return on plan assets	(132)	(129)	(396)	(387)
Amortization of prior service cost	1	1	3	3
Amortization of accumulated loss	224	143	672	429
Net periodic benefit cost	$335	$271	$1,005	$813

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31, 2017, the Company has made contributions of $127 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2017 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $233 in the first nine months of the prior year.

Note 12 — Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers are: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of May 31, 2017 and August 31, 2016 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2017 and August 31, 2016:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	May 31,2017	$1,949	$1,906	43	—

Restricted investments	August 31, 2016	$1,637	$1,610	27	—

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

The following table presents the fair value of the Company’s long-term debt (including current portion of long-term debt) as of May 31, 2017 and August 31, 2016, which is recorded at its carrying value:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	May 31, 2017	$20,000	$—	20,000	—

Long-term debt	August 31, 2016	$43,400	$—	43,400	—

The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. In December 2016, Chase refinanced its term debt with a new credit agreement. See Note 18 to the condensed consolidated financial statements for additional information on the refinancing.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total
Balance at August 31, 2015	$47	$(5,934)	$(2,099)	$(7,986)
Other comprehensive gains (losses) before reclassifications (1)	18	—	(1,917)	(1,899)
Reclassifications to net income of previously deferred (gains) losses (2)	(42)	281	—	239
Other comprehensive income (loss)	(24)	281	(1,917)	(1,660)
Balance at May 31, 2016	$23	$(5,653)	$(4,016)	$(9,646)

Balance at August 31, 2016	$54	$(7,336)	$(8,197)	$(15,479)
Other comprehensive gains (losses) before reclassifications (3)	123	—	(631)	(508)
Reclassifications to net income of previously deferred (gains) losses (4)	(36)	441	—	405
Other comprehensive income (loss)	87	441	(631)	(103)
Balance at May 31, 2017	$141	$(6,895)	$(8,828)	$(15,582)

(1)	Net of tax benefit of $10, $0, $0, respectively.
(2)	Net of tax expense of $23, tax benefit of $153, $0, respectively.
(3)	Net of tax benefit of $64, $0, $0, respectively.
(4)	Net of tax expense of $16, tax benefit of $234, $0, respectively.

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
	Three Months Ended May 31,		Nine Months Ended May 31,		Location of Gain (Loss) Reclassified from Accumulated
	2017	2016	2017	2016	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(1)	$(2)	$(55)	$(65)	Selling, general and administrative expenses
Tax expense (benefit)	1	1	19	23
Gain net of tax	$—	$(1)	$(36)	$(42)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$26	$6	$78	$18	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	199	139	597	416	Selling, general and administrative expenses
Tax expense (benefit)	(78)	(51)	(234)	(153)
Loss net of tax	$147	$94	$441	$281

Total net loss reclassified for the period	$147	$93	$405	$239

Note 14 — Acquisitions

Acquisition of Resin Designs, LLC

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. This business was acquired for a purchase price of $30,270, after final working capital adjustments and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business, and entered into multiyear leases at both locations. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities, and expands its market reach. The purchase was funded entirely with available cash on hand.

Since the effective date for this acquisition, September 30, 2016, the financial results of the acquired business have been included in the Company’s financial statements within the Industrial Materials operating segment, within the electronic and industrial coatings product line. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $584 of acquisition-related costs during the first fiscal quarter of 2017 to acquisition-related costs.

The Company is currently in the process of finalizing purchase accounting, and anticipates completion within the fourth quarter of fiscal 2017; no adjustments were made in the third quarter to the initial amounts recorded at the end of the

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

second fiscal quarter. The purchase price has been allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

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

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the nine-month period ended May 31, 2017 and for the three-month and nine-month periods ended May 31, 2016 as though the Resin Designs acquisition described above occurred on September 1, 2015 (the first day of fiscal 2016). The actual revenue and expenses for the acquired business are included in the Company’s fiscal 2017 consolidated results beginning on September 30, 2016. From the date of acquisition (September 30, 2016) through May 31, 2017, revenue and net income for the Resin Designs operations included in the condensed consolidated statement of operations were $10,399 and $316, respectively, including the effects of $584 in acquisition-related costs, $190 in sale of inventory step-up cost, and additional amortization expense recognized related to intangible assets recorded as part of the transaction. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost and the income tax

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2015.

	Three Months Ended	Nine Months Ended
	May 31, 2016	May 31, 2017	May 31, 2016
Revenue	$67,358	$185,151	$185,275
Net income	7,551	31,272	21,268

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.81	$3.34	$2.31
Diluted earnings per share	$0.80	$3.31	$2.27

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

Note 15 — Exit Costs Related to Idle Facility

In the nine-month period ended May 31, 2017, the Company recognized $50 in expenses, to raze and exit its Randolph, MA facility, which had been idle regarding production for several years; no expense was recognized in the quarter ended May 31, 2017. The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale in the second quarter of fiscal 2016, and recognized $662 and $871 in expenses associated with the project during the quarter and nine-month period ended May 31, 2016, respectively. These actions were taken as part of the Company’s on-going facility consolidation and rationalization initiative. The Company has updated its initial estimate and currently anticipates future expenses associated with completing the project will not be material, and expects work to be completed during fiscal 2017, with the sale of the property to follow. The Company recognized $935 in total expenses in fiscal 2016 (during the second, third and fourth quarters) bringing the project to near completion. See Note 16 to the condensed consolidated financial statements for additional information on assets held for sale.

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

Assets held for sale as of May 31, 2017 and August 31, 2016 were:

	May 31, 2017	August 31, 2016
Randolph, MA - Property (1)	$14	$14
Paterson, NJ - Building and leasehold improvements (2)	—	590
Total	$14	$604

(1)	See Note 15 to the condensed consolidated financial statements for additional information on Randolph, MA location assets held for sale as of May 31, 2017 and August 31, 2016.
(2)	See Note 9 to the condensed consolidated financial statements for additional information on the sale of the Paterson, NJ location in the nine-month period ended May 31, 2017.

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

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

Sale of Former Corporate Headquarters in Bridgewater, MA

In October 2016, Chase entered an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. In December 2016, the sale was finalized for gross proceeds of $740, resulting in a gain on sale of $68, which was recognized in the second quarter of fiscal 2017. The buyer, Bridgewater State University Foundation, Inc., was deemed a related party because of previously existing professional connections between it and two members of the Company’s Board of Directors, including Peter R. Chase (the Executive Chairman of the Company) and Dana Mohler-Faria (Director). The terms and conditions of the proposed transaction were reviewed and approved by all members of the Company's Board of Directors who were not parties related to the potential buyer, prior to entering the October 2016 agreement. They concluded that the sale price was appropriate, after considering a recent market appraisal of the land and building performed by an independent third party valuation firm.

Note 18 — Long-Term Debt

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of May 31, 2017. The New Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, including NEPTCO, which had a carrying value of $151,938 at May 31, 2017.  The New Credit Agreement was entered both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the New Credit Agreement (the “New Revolving Facility”) and any New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At May 31, 2017, the applicable interest rate was 2.34% per annum and the outstanding principal amount was $20,000.  The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case, interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter.

Subject to certain conditions set forth in the New Credit Agreement, the Company may elect to convert all or a portion of the outstanding New Revolving Facility into a term loan (each, a “New Term Loan”), which shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such New Term Loan on a seven year amortization schedule; provided, however, that the final principal repayment installment shall be repaid on December 15, 2021 and in any event shall be in an amount equal to the aggregate principal amount of all Term Loans outstanding on such date. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements.

CHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In thousands, except share and per share amounts

In connection with entry into the New Credit Agreement, Chase applied proceeds to refinance in full the outstanding principal balance of its preexisting term debt, simultaneously terminating both our previously existing term loan agreement and the previously existing revolving line of credit, which was fully available as of December 15, 2016. As payment of the principal amount of the New Revolving Facility is due at the expiration of the agreement, December 15, 2021, we have classified the outstanding balance as noncurrent on the condensed consolidated balance sheet as of May 31, 2017.

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

Overview

In both the three-month and nine-month periods ended May 31, 2017 the Company had favorable comparative results to the prior year in revenue, operating income and net income. The operations of Resin Designs, LLC, acquired in the first quarter of fiscal 2017 and now part of our electronic and industrial coatings product line, have contributed to the Company’s year-over-year revenue and earnings growth. Our Industrial Materials segment delivered higher sales volume for both the quarter and year-to-date periods, while our Construction Materials segment sales decreased compare to both the comparative periods. Net income benefited from the first quarter gain on sale of our Paterson, NJ location, the second quarter gain on sale of our former corporate headquarters in Bridgewater, MA, and the third quarter sale of our fiber optic cable components business.

Third quarter and year-to-date revenue from our Industrial Materials segment exceeded the prior year as a result of continued high demand for our electronic and industrial coatings, cable materials, structural composites, specialty products and pulling and detection product lines. These increases in sales were negatively impacted by both quarter-over-quarter and year-to-date reductions in sales volume from our fiber optic cable components and specialty chemical intermediates product lines. Our fiber optic cable components product line recorded only one month of operation in the third quarter, prior to our sale of the business on April 3, 2017.

As compared to the same periods in the prior year, revenue for our Construction Materials segment decreased for both the third quarter and year-to-date periods. Our pipeline coatings products experienced the largest net sales volume decrease, driving much of the unfavorable comparative results for the segment for both the quarter and year-to-date periods. Middle East water infrastructure project delays and general regional weakness continued in the third quarter, resulting in reduced demand for our Rye, U.K. facility-produced pipeline coatings products. Our domestically produced pipeline coatings products, which sell primarily into North American oil and gas markets, fared better, seeing quarter-over-quarter increases from the prior year, but with sales remaining slightly below the prior year on a year-to-date basis. Our building envelope and coating and lining systems product lines both saw quarter-over-quarter decreases in sales volume, which resulted in the product lines being unfavorable to the prior year on a year-to-date basis.  Bridge and highway products finished behind the prior year for the third quarter, and remained behind the prior year on a year-to-date basis.

The Company has historically experienced its most favorable financial operating results in its third and fourth fiscal quarters, benefitting from seasonal construction trends in many of the regions into which it sells. During the remainder of the fiscal year, we will finalize the full integration of our worldwide ERP computer system in the acquired operations of Resin Designs, LLC. We will continue with the strategic management of our portfolio of product offerings, employing both market and product development efforts and pursuing opportunities realizable through mergers, acquisitions and divestitures. The first quarter acquisition of Resin Designs and the third quarter sale of the fiber optic cable components business are examples of Chase’s M&A strategy in action: replacing low-margin, low-growth-potential business with higher-margin, high-growth-potential business, to better the Company’s financial results as a whole.

Our balance sheet remains strong, with cash on hand of $54,130,000 and a current ratio of 5.0 at May 31, 2017.  At the end of our third fiscal quarter, the outstanding principal balance of our credit facility was $20,000,000.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials

•Cable Materials

•Electronic and Industrial Coatings

•Specialty Products

•Pulling and Detection

•Electronic Materials

•Structural Composites

•Fiber Optic Cable Components (1)

•Specialty Chemical Intermediates

Protective coatings and tape products, including insulating and conducting materials for wire and cable manufacturers; moisture protective coatings and customized sealant and adhesive systems for electronics; laminated durable papers, packaging and industrial laminate products and custom manufacturing services; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; composite materials elements; glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress; polyurethane dispersions and polymeric microspheres.

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

(1)	Results of product line included for period prior to its April 3, 2017 sale by the Company.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Nine Months Ended		Total	Nine Months Ended		Total
	May 31, 2017		Revenue	May 31, 2016		Revenue	May 31, 2017		Revenue	May 31, 2016		Revenue

Revenue
Industrial Materials	$53,292		82%	$47,185		73%	$149,708		82%	$134,253		76%
Construction Materials	11,609		18%	17,051		27%	33,858		18%	42,385		24%
Total	$64,901			$64,236			$183,566			$176,638

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Nine Months Ended		Segment	Nine Months Ended		Segment
	May 31, 2017		Revenue	May 31, 2016		Revenue	May 31, 2017		Revenue	May 31, 2016		Revenue
Income before income taxes
Industrial Materials	$20,259	(a)	38%	$14,191		30%	$52,364	(c)	35%	$40,391	(e)	30%
Construction Materials	3,647		31%	5,662		33%	12,411		37%	14,785		35%
Total for reportable segments	23,906		37%	19,853		31%	64,775		35%	55,176		31%
Corporate and Common Costs	(6,794)			(7,387)	(b)		(20,370)	(d)		(20,321)	(b)
Total	$17,112		26%	$12,466		19%	$44,405		24%	$34,855		20%

(a)	Includes a $2,013 gain on sale of our fiber optic cable components business
(b)	Includes Randolph, MA facility exit and demolition costs of $662 and $871 incurred during the quarterly and year-to-date periods, respectively
(c)

Includes a $2,013 gain on sale of our fiber optic cable components business and $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC

(d)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $50 related to the Company’s Randolph, MA location, a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location and a $68 gain related to the December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA

(e)

Includes both a $1,031 gain on sale of our RodPack wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

Total Revenue

Total revenue increased $665,000 or 1% to $64,901,000 for the quarter ended May 31, 2017, compared to $64,236,000 in the same quarter of the prior year. Total revenue increased $6,928,000 or 4% to $183,566,000 in the fiscal year-to-date period compared to $176,638,000 in the same period in fiscal 2016.

Revenue in our Industrial Materials segment increased $6,107,000 or 13% and $15,455,000 or 12% in the current quarter and year-to-date periods, respectively. The increases in this segment as compared to the prior year periods were primarily due to the following for the current quarter and year-to-date periods, respectively: (a) sales from our electronic and industrial coatings product line, which included sales of $3,787,000 and $10,399,000 related to the acquired Resin Designs operations, had total increases in sales of $5,681,000 and $14,192,000, respectively, reflecting increased sales volume from the automotive and appliance manufacturing industries, along with an increased royalty received from our licensed manufacturer in Asia; (b) increased sales volume of $916,000 and $789,000 from our cable materials product line, on strong demand from manufacturers of communication cables; (c) sales volume increases of $745,000 and $1,079,000 from our structural composite products, on sales into the wind energy market; (d) revenue increases of $635,000 and $1,697,000 for our specialty products, which, subsequent to the sale of our fiber optic cable components business on April 3, 2017, includes revenue from the manufacturing services provided by the Company to the purchaser of the fiber optic cable components product line; and (e) sales volume increases of $459,000 and $1,243,000 from our pulling and detection products, as we continue to meet the utility and telecommunication industries’ high demand for our products. Our electronic materials contributed to our year-to-date revenue growth with an increase of $243,000, but did not match prior year results for the third quarter, falling short of last year’s revenue amount by $36,000.  These net increases were partially offset in the current quarter and year-to-date periods, respectively, by decreased sales volume of our specialty chemicals intermediates product line of $510,000 and $625,000 and our fiber optic cable components products of $1,783,000 and $3,163,000. No revenue was recorded for the fiber optic cable components product line following its divestiture during the third quarter.

Revenue from our Construction Materials segment decreased $5,442,000 or 32% and $8,527,000 or 20% in the current quarter and year-to-date periods, respectively.  Much of the decrease in our Construction Materials segment compared to the prior year periods was due to net decreases in our pipeline coatings products sales for both the quarter-over-quarter and year-to-date periods of $3,110,000 and $6,598,000, respectively. Delayed project work and general weakness in the region has continued to affect Middle East water infrastructure project demand for pipeline coatings products produced at our Rye, U.K. facility.  This has resulted in lower sales volume in the current periods, as compared to both the prior year quarter and prior year-to-date periods. While sales for our domestically produced pipeline products increased compared to the third quarter of the prior year, our year-to-date sales remained below our prior year-to-date results. Further decreases in this segment as compared to the prior year periods were primarily due to the following for the current quarter and year-to-date periods, respectively: (a) our building envelope product line had decreases in sales volume of $1,116,000 and $852,000, as it experienced commercial roofing project delays; (b) sales volume from our coating and lining systems decreased $1,077,000 and $257,000, as certain large scale prior period project work did not repeat and other projects were delayed into subsequent periods; and (c) revenue from our bridge and highway products finished behind the prior periods by $138,000 and $820,000.

Cost of Products and Services Sold

Cost of products and services sold decreased $1,031,000 or 3% to $37,511,000 for the quarter ended May 31, 2017, compared to $38,542,000 in the prior year quarter.  Cost of products and services sold decreased $2,496,000 or 2% to $105,658,000 in the fiscal year-to-date period compared to $108,154,000 in the same period in fiscal 2016.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2017	2016	2017	2016
Industrial Materials	58%	62%	58%	62%
Construction Materials	57%	55%	55%	59%
Total	58%	60%	58%	61%

Cost of products and services sold in our Industrial Materials segment was $30,911,000 and $86,928,000 in the current quarter and year-to-date periods compared to $29,095,000 and $83,300,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment was $6,600,000 and $18,730,000 for the quarter and year-to-date periods ended May 31, 2017, compared to $9,447,000 and $24,854,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold decreased for both Industrial Materials and Construction Materials for the year-over-year period, as well as for the Industrial Materials segment for the quarter-over-quarter period. These decreases were primarily due to product mix, as our lower margin products constituted a comparatively lower portion of total sales in the current year periods. For the Construction Materials segment in the third quarter of 2017, certain variable international manufacturing costs, including labor costs, could not be reduced at the same rate as revenue declined for the quarter.  Chase’s products are manufactured largely with commodity items (including petroleum-based solvents, films, yarns, and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks), and price changes in these commodities can both directly and indirectly affect the purchase price of our raw materials and market demand for our product offerings. The Company diligently monitors raw material and commodities pricing across all its product lines to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $527,000 or 4% to $12,297,000 for the quarter ended May 31, 2017 compared to $11,770,000 in the prior year quarter. As a percentage of revenue, selling, general and administrative expenses increased to 19% in the third quarter compared to 18% in the prior year period. Selling, general and administrative expenses increased $2,061,000 or 6% to $35,567,000 in the fiscal year-to-date period compared to $33,506,000 in the same period in fiscal 2016. As a percentage of revenue, selling, general and administrative expenses was 19% for both the nine months ended May 31, 2017 and 2016. The nominal increase for both the current fiscal quarter and year-to-date periods compared to the prior year periods, respectively, was primarily attributable to: (a) increased amortization expense of $372,000 and $1,042,000, primarily related to intangible assets acquired in our September 30, 2016 acquisition of certain assets of Resin Designs; (b) increases of $240,000 and $718,000 in stock-based compensation expenses; and (c) increased research and development expense of $184,000 and $600,000, principally related to the current year addition of the established research and development department of Resin Designs. The Company continues to closely monitor and control expenses, and these increases were partially offset for the quarter and year-to-date periods, respectively, by combined $163,000 and $352,000 reductions in direct selling and commission expenses.

Acquisition-Related Costs

In the first quarter of fiscal 2017, the Company incurred $584,000 of costs related to our acquisition of certain assets of Resin Designs, LLC.   This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting, and actuarial fees) were expensed as incurred within the first fiscal quarter of 2017.

Exit Costs Related to Idle Facility

In the nine-month period ended May 31, 2017, the Company recognized $50,000 in expenses, to raze and exit its Randolph, MA facility, which had been idle regarding production for several years; no expense was recognized in the quarter ended May 31, 2017. The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale in the second quarter of fiscal 2016, and recognized $662,000 and $871,000 in expenses associated with the project during the quarter and nine-month period ended May 31, 2016, respectively. The decision to raze the site and market the property comes as part of the Company’s facility consolidation and rationalization initiative, and was done in part to make the property more attractive to a potential buyer. Production previously housed in Randolph, MA had been relocated to the Company’s Oxford, MA and Blawnox, PA locations prior to the commencement of demolition work. The Company has updated its initial estimate and currently anticipates future expenses associated with completing the project will not be material, and expects work to be completed during fiscal 2017, with the sale of the property to follow.

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

Interest Expense

Interest expense decreased $126,000 or 44% to $158,000 for the quarter ended May 31, 2017 compared to $284,000 in the prior year third quarter.  Interest expense decreased $83,000 or 10% to $711,000 for the fiscal year-to-date period compared to $794,000 in the same period in fiscal 2016. The decrease in interest expense from the prior period is a result of a reduction in our overall average debt balance through principal payments prior to the Company’s refinancing in December 2016, and elective payments following the refinancing, made from operating cash flow over the past year.

Gain on Sale of Real Estate

In November 2016, the Company finalized the sale of its Paterson, NJ property for proceeds of $1,382,000. This transaction resulted in a gain of $792,000 which was recorded in the Company’s condensed consolidated statement of operations as a gain on sale of real estate during the first fiscal quarter of 2017. The Company had previously reclassified the related long-lived assets to assets held for sale after committing to a plan in February 2016 to actively market the property. The assets held for sale had previously been reported within Corporate and Common assets.

In October 2016, Chase entered an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. The transaction was conditioned upon the execution of a definitive asset purchase and sale agreement. In December 2016, during the second fiscal quarter, the sale was finalized for gross proceeds of $740,000, resulting in a gain on sale of $68,000 recognized in the second fiscal quarter of 2017.

Gain on Sale of Businesses

On April 3, 2017, Chase executed an agreement with an unrelated third party to sell all inventory, machinery and equipment and intangible assets of its fiber optic cable components product line for proceeds of $3,858,000, net of transaction costs and following certain working capital adjustments. The fiber optic cable components product line had been a part of our Industrial Materials segment. Given its low-growth and low-margin prospects, and a customer, supplier and equipment base separate from our other businesses, the product line was determined to not be part of Chase’s long-term strategy. The resulting pre-tax gain on sale of $2,013,000 was recognized in the third quarter of fiscal 2017. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services.

In the first quarter of fiscal 2016, the Company sold the RodPack wind energy business formerly contained within its structural composites product line. This transaction resulted in a pre-tax book gain of $1,031,000, which was recorded in the quarter ended November 30, 2015.

Other Income (Expense)

Other income (expense) was an income of $164,000 in the quarter ended May 31, 2017 compared to an expense of $512,000 in the same period in the prior year, a difference of $676,000.  Other income (expense) was an income of $536,000 for the fiscal year-to-date period compared to an income of $876,000 in the same period in the prior year, a decrease of $340,000.  Other income (expense) primarily includes interest income, rental income, foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries and other non-trade/non-royalty- and commission-related receipts.  Other income (expense) in the current quarter and year-to-date periods was largely net foreign exchange gains and losses resulting from sales made from our U.K.-based operations and denominated in U.S. dollars and euros. British Pound Sterling exchange volatility was more tempered in the current-year periods than that observed in the prior year, ultimately resulting in lower net foreign exchange gains and losses recognized. Also included in both the current quarter and year-to-date periods was a $300,000 gain on the settlement of a claim and the release of an escrow related to a prior acquisition.

Income Taxes

The effective tax rates for the third quarter and nine-month periods ended May 31, 2017 were 30.7% and 31.1%, respectively, and 39.6% and 37.0% for the third quarter and nine-month periods ended May 31, 2016, respectively. The current year effective tax rate was affected by the Company’s first quarter adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” During the three and nine months ended May 31, 2017, the Company recognized an excess tax benefit from stock-based compensation of $787 and $1,655, respectively, within income tax expense on the condensed consolidated statements of operations (adopted prospectively). The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of ASU No. 2016-09.

Net Income

Net income increased $4,324,000 or 57% to $11,855,000 in the quarter ended May 31, 2017 compared to $7,531,000 in the prior year third quarter.  The increase in net income in the third fiscal quarter was primarily due to increased sales, a more favorable sales mix during the quarter, the gain on sale of our fiber optic cable components business and the recognition of excess tax benefit related to our early adoption of ASU No. 2016-09. These gains were partially offset by increased amortization expense recognized in the third fiscal quarter, related to our September 30, 2016 acquisition of certain assets of Resin Designs.

Net income increased $8,649,000 or 39% to $30,601,000 in the nine months ended May 31, 2017 compared to $21,952,000 in the same period in the prior year.  The increase in net income in the current nine-month period was primarily due to increased sales volume, including increases in revenue and earnings provided by the acquired operations of Resin Designs, gains on the sales of our fiber optic cable components product line and our Paterson, NJ and Bridgewater, MA real estate and the recognition of excess tax benefit related to our early adoption of ASU No. 2016-09. These gains were partially offset by increased amortization expense recognized related to our September 30, 2016 acquisition of certain assets of Resin Designs.

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

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net income	$11,855	$7,531	$30,601	$21,952
Interest expense	158	284	711	794
Income taxes	5,257	4,935	13,804	12,903
Depreciation expense	1,219	1,418	3,859	4,282
Amortization expense	2,310	1,938	6,816	5,774
EBITDA	$20,799	$16,106	$55,791	$45,705
Gain on sale of businesses (a)	(2,013)	—	(2,013)	(1,031)
Exit costs related to idle facility (b)	—	662	50	871
Gain on sale of real estate (c)	—	—	(860)	—
Cost of sale of inventory step-up (d)	—	—	190	—
Acquisition-related costs (e)	—	—	584	—
Write-down of certain assets under construction (f)	—	—	—	365
Adjusted EBITDA	$18,786	$16,768	$53,742	$45,910

(a)

Represents gain on the April 2017 sale of the fiber optic cable components product line, and the November 2015 sale of the RodPack wind energy business contained within the structural composites product line

(b)	Represents Randolph, MA facility exit and demolition costs incurred
(c)	Represents gain on November 2016 sale of the Company’s Paterson, NJ location, and December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA
(d)	Represents expenses related to inventory step-up in fair value related to the September 2016 acquisition of certain assets of Resin Designs, LLC
(e)	Represents costs related to the September 2016 acquisition of certain assets of Resin Designs, LLC
(f)	Represents a write-down of certain structural composites assets under construction based on usage constraints recognized following the sale of the RodPack wind energy business in November 2015

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016

Net cash provided by operating activities	$15,759	$12,199	$38,251	$31,842
Purchases of property, plant and equipment	(784)	(643)	(2,198)	(1,377)
Free Cash Flow	$14,975	$11,556	$36,053	$30,465

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $19,281,000 to $54,130,000 at May 31, 2017, from $73,411,000 at August 31, 2016.  The decreased cash balance is primarily attributable to: (a) the $30,270,000 in net cash paid for the September 2016 acquisition of certain assets of Resin Designs, LLC; (b) the repayment of $23,400,000 of debt principal; and (c) the payment of our annual dividend totaling $6,532,000. The overall decrease was positively impacted by: (a) cash from operations; (b) cash proceeds from the sale of our fiber optic cable components product line; (c) cash proceeds from the sale of our Paterson, NJ and Bridgewater, MA real estate; and (d) cash reimbursement related to the release of claims to a life insurance policy.  Of the above noted amounts, $30,623,000 and $27,550,000 were held outside the United States by Chase Corporation and our foreign subsidiaries as of May 31, 2017 and August 31, 2016, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. Should circumstances change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, we would pay the applicable U.S. taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $38,336,000 in the first nine months of fiscal year 2017 compared to $31,842,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income and a decrease in accounts receivable (driven primarily by reductions in international sales, which customarily have longer collection terms) and an increase in accrued income taxes, based on timing of payments. Negatively impacting our cash flow from operations were both an increase in inventory (built in preparation for anticipated higher sales volumes in the coming quarter) and a decrease in accrued compensation and other expenses (related primarily to the payment of the annual employee incentive plan in November 2016).

The ratio of current assets to current liabilities was 5.0 as of May 31, 2017 compared to 2.0 as of August 31, 2016.  The increase in our current ratio at May 31, 2017 was primarily attributable to the reclassification of our debt to noncurrent, resulting from our entry into the New Credit Agreement (defined below) in December 2016. This was partially offset by a decrease in cash and cash equivalents for the acquisition of certain assets and the operations of Resin Designs, LLC during September 2016.

Cash flow used in investing activities of $25,359,000 was primarily due to our acquisition of certain assets of Resin Designs, LLC in September 2016, in addition to cash paid for purchases of machinery and equipment at our manufacturing locations during fiscal 2017. These uses were partially offset by cash received in the nine-month period from the sale of our fiber optic cable components business and both our Paterson, NJ location and our former corporate headquarters in Bridgewater, MA, as well as in relation to a life insurance policy.

Cash flow used in financing activities of $31,851,000 was primarily due to: (a) the first quarter scheduled payment made on the bank loans used to finance our June 2012 acquisition of NEPTCO, described in more detail below; (b) post

December 15, 2016 payments made on the Company’s new revolving credit facility, described in more detail below; and (c) cash payments of taxes on stock options and restricted stock.

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

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of May 31, 2017. The applicable interest rate for the New Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate.  At May 31, 2017, the applicable interest rate was 2.34% per annum and the outstanding principal amount was $20,000,000. The New Credit Agreement was used to refinance our previously existing term loan and revolving line of credit, and also to provides for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and other general corporate purposes.

We have several on-going capital projects, as well as our facility rationalization and consolidation initiative, which are important to our long-term strategic goals.  Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in our production facilities.

During the first nine months of fiscal 2017, we finalized the sale of both our Paterson, NJ and Bridgewater, MA real estate and entered the final stages of razing our location in Randolph, MA, in preparation for its eventual sale. All these actions were done as part of our continued facility rationalization and consolidation plan.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the nine months ended May 31, 2017 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At May 31, 2017, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British Pound and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of May 31, 2017, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at May 31, 2017
GBP	British Pound	$19,493,000
EUR	Euro	$4,163,000
CNY	Chinese Yuan	$386,000
CAD	Canadian Dollar	$130,000
INR	Indian Rupee	$105,000

We will continue to review our current cash balances denominated in foreign currency considering current tax guidelines, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the nine months ended May 31, 2017 in the amount of $631,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $20,000,000 at May 31, 2017.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 18 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended May 31, 2017, the Company continued the process of implementing its worldwide ERP computer system, and other applicable shared services, on operations associated with the Resin Designs, LLC assets acquired in September 2016. Otherwise, there have not been any changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

The Company is involved from time to time in litigation incidental to the conduct of its business. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cash flows, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements agreed to, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

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

Chase Corporation

Dated: July 7, 2017	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: July 7, 2017	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer