Form 10-K
period 2017-08-31
CHASE CORP
filed 2017-11-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

Commission File Number: 1‑9852

CHASE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	11‑1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

295 University Avenue, Westwood, Massachusetts 02090

(Address of Principal Executive Offices, Including Zip Code)

(781) 332-0700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock ($0.10 Par Value)	NYSE American

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the common stock held by non‑affiliates of the registrant, as of February 28, 2017 (the last business day of the registrant’s second quarter of fiscal 2017), was approximately $653,152,000.

As of October 31, 2017, the Company had outstanding 9,364,936 shares of common stock, $0.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended August 31, 2017, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2017

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements made by Chase Corporation (the “Company,” “Chase,” “we,” or “us”), including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include, without limitation, statements as to our future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements, which speak only as of the date the statement was made. They are neither statements of historical fact nor guarantees or assurances of future performance.  Readers should refer to the discussions under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

PART I

Item 1 – Business

Primary Operating Divisions and Facilities and Industry Segments

Chase Corporation, founded in 1946, is a leading manufacturer of protective materials for high-reliability applications.  Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions.  We are organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products we manufacture and how they are delivered to their respective markets. The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions.   The Construction Materials segment is principally composed of project-oriented product offerings that are primarily sold and used as "Chase" branded products.  Our manufacturing facilities are distinct to their respective segments with the exception of our O’Hara Township, PA and Blawnox, PA facilities, which produce products related to both operating segments.  A summary of our operating structure as of August 31, 2017 is as follows:

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

Oxford, MA

In August 2011, we relocated our manufacturing processes that had been previously conducted at our Webster, MA facility to this location.

In December 2012, we relocated the majority of our manufacturing processes that had been previously conducted at our Randolph, MA facility to this location.  Our Randolph facility was one of our first operating facilities, and had been producing products for the wire and cable industry for more than fifty years.

We acquired the Paper Tyger, LLC assets in 2003.

Chase BLH2OCK®, a water-blocking compound sold to the wire and cable industry.	Blawnox, PA	In September 2012, we relocated our Chase BLH2OCK® manufacturing processes that had been previously conducted at our Randolph, MA facility to this location.
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry including circuitry used in automobiles and home appliances.	O'Hara Township, PA	The HumiSeal business and product lines were acquired in the early 1970's.
Advanced adhesives, sealants, and coatings for automotive and industrial applications that require specialized bonding, encapsulating, environmental protection, or thermal management functionality.	Woburn, MA Newark, CA	In September 2016, we acquired certain assets and the operations of Resin Designs, LLC, and entered leases in their existing manufacturing facilities in Massachusetts and California.

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

Key Products & Services	Primary Manufacturing Locations	Background/History
Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry including circuitry used in automobiles and home appliances.	Winnersh, Wokingham, England

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

In June 2016, we expanded our international presence through the purchase of Spray Products (India) Private Limited, located in Pune, India. This business enhances the Company’s ability to provide technical, sales, manufacturing, chemical handling and packaging services in the region and works closely with our HumiSeal manufacturing operation in Winnersh, Wokingham, England. In December 2016, Spray Products (India) Private Limited was renamed HumiSeal India Private Limited.

Polymeric microspheres, sold under the Dualite® brand, which are utilized for weight and density reduction and sound dampening across varied industries.

Water-based polyurethane dispersions utilized for various coating products.

Greenville, SC

In January 2015, we acquired two product lines from Henkel Corporation. They comprise our specialty chemical intermediates product line.

The Company currently contracts with manufacturing partners to produce its water-based polyurethane dispersions.

CONSTRUCTION MATERIALS SEGMENT
Primary
Manufacturing
Key Products	Locations	Background/History

Protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete, and wood which are sold under the brand name Royston®, to oil companies, gas utilities and pipeline companies.

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

In April 2005, we acquired certain assets of E-Poxy Engineered Materials.  Additionally, in September 2006, we acquired all of the capital stock of Capital Services Joint Systems.  Both of these acquisitions were combined to form the expansion joints business.

Technologically advanced products, including the brand Tapecoat®, for demanding anti-corrosion applications in the gas, oil and marine pipeline market segments, as well as tapes and membranes for roofing and other construction-related applications.

	Evanston, IL	In November 2001, we acquired substantially all of the assets of Tapecoat, previously a division of T.C. Manufacturing Inc.

Specialized high-performance coating and lining systems used worldwide in liquid storage and containment applications.	Houston, TX	In September 2009, we acquired all of the outstanding capital stock of C.I.M. Industries Inc. (“CIM”).

Waterproofing and corrosion protection systems for oil, gas and water pipelines, and a supplier to Europe, the Middle East and Southeast Asia.  This facility joins Chase's North American-based Tapecoat® and Royston® brands to broaden the protective pipeline coatings product line and better address global demand.

The ServiWrap® product offering complements the portfolio of our pipeline protection tapes, coatings and accessories to extend our global customer base.

Rye, East Sussex, England

In September 2007, we purchased certain product lines and a related manufacturing facility in Rye, East Sussex, England through our wholly-owned subsidiary, Chase Protective Coatings Ltd.

In December 2009, we acquired the full range of ServiWrap® pipeline protection products (“ServiWrap”) from Grace Construction Products Limited, a UK-based unit of W.R. Grace & Co.

Other Business Developments

On April 3, 2017, Chase executed an agreement with an unrelated party to sell all inventory, machinery and equipment and intangible assets of the Company’s fiber optic cable components product line for proceeds of $3,858,000 net of transaction costs and following certain working capital adjustments. The resulting pre-tax gain on sale of $2,013,000 was recognized in the third quarter of fiscal 2017 as gain on sale of businesses within the consolidated statement of operations.  Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services. The Company’s fiber optic cable components product line was formerly a part of the Company’s Industrial Materials operating segment.

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. The business was acquired for a purchase price of $30,270,000 after final working capital adjustments and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business, and entered multiyear leases at both locations. The Company expensed $584,000 of acquisition-related costs during the first quarter of fiscal 2017 associated with this acquisition. The purchase was funded entirely with available cash on hand. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities, and expands its market reach. Since the effective date of the acquisition, the financial results of Resin Designs’ operations have been included in the Company’s financial statements within the electronic and industrial coatings product line, contained within the Industrial Materials operating segment.

On June 23, 2016 (the fourth quarter of fiscal 2016), the Company acquired all the capital stock of Spray Products (India) Private Limited for $1,161,000, net of cash acquired. This acquired business works closely with our HumiSeal® coating manufacturing operation in Winnersh, Wokingham, England. The acquisition in India enhances the Company’s ability to provide technical, sales, manufacturing, chemical handling, and packaging services in the region. Since the effective date for this acquisition, the financial results of the business have been included in the Company's financial statements within the Company’s Industrial Materials operating segment in the electronic and industrial coatings product line. Effective December 2016, Spray Products (India) Private Limited was renamed HumiSeal India Private Limited.

In November 2015 (the first quarter of fiscal 2016), the Company sold its RodPack® wind energy business, contained within its structural composites product line, to an otherwise unrelated party for proceeds of $2,186,000. The Company’s structural composites product line is a part of the Company’s Industrial Materials operating segment. The Company will provide ongoing development support to the Buyer for which it will receive additional consideration upon the completion of services.

Products and Markets

Our principal products are specialty tapes, laminates, adhesives, sealants, coatings and chemical intermediates which are sold by our salespeople, manufacturers' representatives and distributors.  In our Industrial Materials segment, these products consist of:

(i)

insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers;

(ii)	laminated film foils, including EMI/RFI shielding tapes used in communication and local area network (LAN) cables;

(iii)	moisture protective coatings, which are sold to the electronics industry for circuitry manufacturing, including circuitry used in automobiles and home appliances;

(iv)

laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

(v)	pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and power, data, and video cables for commercial buildings;

(vi)	cover tapes with reliable adhesive and anti-static properties essential to delivering semiconductor components via tape and reel packaging;

(vii)	advanced adhesives, sealants, and coatings for automotive and industrial applications that require specialized bonding, encapsulating, environmental protection, or thermal management functionality;

(viii)	polymeric microspheres utilized by various industries to allow for weight and density reduction and sound dampening;

(ix)	water-based polyurethane dispersions utilized for various coating products; and

(x)	composite strength elements utilized in wind energy generation.

In our Construction Materials segment, these products consist of:

(i)

protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete and wood, which are sold to oil companies, gas utilities, and pipeline companies for utilization in both the construction and maintenance of oil and gas, water and wastewater pipelines;

(ii)	waterproofing membranes for highway bridge deck metal-supported surfaces, which are sold to municipal transportation authorities, and high-performance polymeric asphalt additives;

(iii)	fluid-applied coating and lining systems for use in the water and wastewater industry; and

(iv)	expansion and control joint systems designed for roads, bridges, stadiums and airport runways.

There is some seasonality in selling products into the construction market. Higher demand is often experienced when temperatures are warmer in most of North America (April through October), with lower demand occurring when temperatures are colder (typically our second fiscal quarter).  Other than the acquisition of the operations of Resin Designs,  we did not introduce any new products requiring an investment of a material amount of our assets during fiscal year 2017.

Employees

As of October 31, 2017, we employed approximately 695 people (including union employees).  We consider our employee relations to be good.  In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

Backlog, Customers and Competition

As of October 31, 2017, the backlog of customer orders believed to be firm was approximately $19,719,000.  This compared with a backlog of $17,583,000 as of October 31, 2016.  The increase in backlog from the prior year amount is primarily due to current period increases in specialty chemical intermediates, pulling and detection and cable materials products. During fiscal 2017, 2016 and 2015, no customer accounted for more than 10% of sales.  No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

We own the following trademarks that we believe are of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company’s business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons®, a trademark for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water-blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; DuraDocument®, a trademark for durable, laminated papers sold to the digital print industry; Defender® a trademarked and patent-pending

RFID protective material sold to the personal accessories and paper industries; Tapecoat®, a trademark for corrosion preventive surface coatings and primers; Maflowrap®, a trademark for anti-corrosive tapes incorporating self-adhesive mastic or rubber-backed strips, made of plastic materials;  Royston®, a trademark for a corrosion-inhibiting coating composition for use on pipes; Ceva®, a trademark for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid-applied coating and lining systems used in the water and wastewater industry; ServiWrap® trademarks for pipeline protection tapes, coatings and accessories; NEPTCO®, a trademark used in conjunction with most of NEPTCO’s business and product line marketing material and communications; NEPTAPE®, a trademark for coated shielding and insulation materials used in the wire and cable industry; Muletape®, a trademark for pulling and installation tapes sold to the telecommunications industry; Trace-Safe®, a trademark for detection tapes sold to the water and gas industies; Dualite®, a trademark for polymeric microspheres utilized for density and weight reduction and sound dampening by various industries;  4EvaSeal®, a trademark for adhesive-backed tape utilized in various industries; Resin Designs®,  a trademark for adhesives and sealants sold into the microelectronics and semiconductor industries; SlickTape®, a trademark for a lubricated shielding tape sold to the wire and cable industry; and HighDraw®, a trademark for a highly extensible shielding tape sold to the wire and cable industry.  We do not have any other material trademarks, licenses, franchises, or concessions.  While we do hold various patents, as well as other trademarks, we do not believe that they are material to the success of our business.

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations.  In addition, our revolving credit facility is available for additional working capital needs or investment opportunities.  We have historically funded acquisitions through both available cash on hand and additional borrowings and financing agreements with our bank lenders.

Research and Development

Approximately $3,696,000, $2,792,000 and $2,690,000 was expensed for Company-sponsored research and development during fiscal 2017, 2016 and 2015, respectively, and recorded within selling, general and administrative expenses.  Research and development increased by $904,000 in fiscal 2017 due to continued focused development work on strategic product lines, and eleven months of operations related to the established research and development department of Resin Designs, acquired in the first quarter of fiscal 2017.

Available Information

Chase maintains a website at http://www.chasecorp.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after they are filed or furnished with the SEC.  Our Code of Conduct and Ethics and the charters for the Audit Committee, the Nominating and Governance Committee and the Compensation and Management Development Committee of our Board of Directors are also available on our internet website.  The Code of Conduct and Ethics and charters are also available in print to any shareholder upon request.  Requests for such documents should be directed to Paula Myers, Shareholder and Investor Relations Department, at 295 University Avenue, Westwood, Massachusetts 02090.  Our internet website and the information contained on it or connected to it are not part of nor incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov and at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our sales and net income are largely dependent on sales from a consistent and well-established customer base.  Organic growth opportunities are minimal; however, we have used and will continue to use strategic acquisitions as a means to build and grow the business.   In this business environment, increases or decreases in market share could have a material effect on our business condition or results of operation.  We face intense competition from a diverse range of competitors, including operating divisions of companies much larger and with far greater resources than we have.  If we are unable to maintain our market share, our business could suffer.

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

We may not realize the synergies, operating efficiencies, market position or revenue growth we anticipate from acquisitions, and our failure to effectively manage the above risks could have a material adverse effect on our business, growth prospects and financial performance.

Our results of operations could be adversely affected by uncertain economic and political conditions and the effects of these conditions on our customers’ businesses and levels of business activity.

Global economic and political conditions can affect the businesses of our customers and the markets they serve. A severe or prolonged economic downturn or a negative or uncertain political climate could adversely affect, among others, the automotive, housing, construction, pipeline, energy, transportation infrastructure and electronics industries. This may reduce demand for our products or depress pricing of those products, either of which may have a material adverse effect on our results of operations. Changes in global economic conditions or foreign and domestic trade policy could also shift demand to products for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.

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

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

We own and lease office and manufacturing properties as outlined in the table below.

	Square	Owned /
Location	Feet	Leased	Principal Use
Westwood, MA	20,200	Leased	Corporate headquarters, executive office and global operations center, including research and development, sales and administrative services
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Blawnox, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
O’Hara Township, PA	109,000	Owned	Manufacture and sale of protective electronic coatings, expansion joints and accessories
Evanston, IL	100,000	Owned	Manufacture and sale of protective coatings and tape products
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Pawtucket, RI	70,400	Owned	Manufacture and sale of laminated film foils for the electronics and cable industries, and offices for sales and administrative services
Granite Falls, NC	108,000	Owned	Manufacture and sale of pulling and detection tapes and fiber optic strength elements, as well as research and development services
Lenoir, NC	110,000	Owned	Manufacture and sale of laminated film foils and cover tapes
Woburn, MA	34,000	Leased	Manufacture and sale of adhesive systems, as well as research and development
Newark, CA	32,500	Leased	Manufacture and sale of sealant systems
Greenville, SC	34,600	Leased	Manufacture and sale of polymeric microspheres, as well as research and development
Winnersh, Wokingham, England	18,800	Leased	Manufacture and sale of protective electronic coatings, as well as research and development
Rye, East Sussex, England	36,600	Owned	Manufacture and sale of protective coatings and tape products
Paris, France	1,900	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market
Mississauga, Canada	2,500	Leased	Distribution center
Rotterdam, Netherlands	2,500	Leased	Distribution center
Suzhou, China	48,000	Leased	Manufacture of packaging tape products for the electronics industries
Pune, India	4,650	Owned	Packaging and sale of protective electronic coatings
Randolph, MA	-	Owned	Ceased manufacturing products at this location in 2012. During fiscal 2016, we demolished the building and classified the property as an asset held for sale

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

Item 4a – Executive Officers of the Registrant

The following table sets forth information concerning our Executive Officers as of October 31, 2017.  Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Adam P. Chase	45	President of the Company since January 2008, Chief Executive Officer of the Company since February 2015. Adam Chase was the Chief Operating Officer of the Company from February 2007 to February 2015.
Peter R. Chase	69

Chairman of the Board of the Company since February 2007, and Executive Chairman of the Company since February 2015. Peter Chase was the Chief Executive Officer of the Company from September 1993 to February 2015. Peter Chase is the father of Adam Chase.

Kenneth J. Feroldi	62

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

PART II

Item 5 – Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol CCF.  As of October 31, 2017, there were 327 shareholders of record of our Common Stock and we believe there were approximately 5,010 beneficial shareholders who held shares in nominee name.  On that date, the closing price of our common stock was $118.75 per share as reported by the NYSE American.

The following table sets forth the high and low daily sales prices for our common stock as reported by the NYSE American (formerly the NYSE MKT) for each quarter in the fiscal years ended August 31, 2017 and 2016:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$82.10	$61.75	$44.61	$36.83
Second Quarter	93.75	76.55	50.87	37.20
Third Quarter	108.35	90.40	58.79	45.07
Fourth Quarter	116.15	83.35	65.19	55.54

Single annual cash dividend payments were declared and scheduled to be paid subsequent to year end in the amounts of $0.80, $0.70, and $0.65 per common share, for the years ended August 31, 2017, 2016 and 2015, respectively.  Certain of our borrowing facilities contain financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the “S&P 500 Index”), and a composite peer index that is weighted by market equity capitalization (the “Peer Group Index”). The companies included in the Peer Group Index are Henkel AG & Co KGaA, H.B. Fuller Company, Intertape Polymer Group, Rogers Corporation and RPM International, Inc.  Cumulative total returns are calculated assuming that $100 was invested on August 31, 2012 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

	2012	2013	2014	2015	2016	2017
Chase Corp	$100	$187	$226	$256	$424	$622
S&P 500 Index	$100	$119	$149	$149	$168	$195
Peer Group Index	$100	$131	$149	$146	$187	$194

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

	Fiscal Years Ended August 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statement of Operations Data
Revenue from continuing operations	$252,560	$238,094	$238,046	$224,006	$216,062
Net income	$42,014	$32,807	$26,413	$26,523	$16,740
Add: net (gain) loss attributable to noncontrolling interest	—	—	(95)	108	474
Net income attributable to Chase Corporation	$42,014	$32,807	$26,318	$26,631	$17,214
Net income available to common shareholders, per common and common equivalent share:
Basic:
Net income per common and common equivalent share	$4.49	$3.55	$2.87	$2.92	$1.90
Diluted:
Net income per common and common equivalent share	$4.44	$3.50	$2.82	$2.86	$1.87
Balance Sheet Data
Total assets	$254,738	$262,819	$255,642	$245,545	$224,360
Long-term debt, including current portion	—	43,400	51,800	58,800	64,400
Total stockholders' equity	210,929	174,089	154,342	137,490	113,860
Cash dividends paid per common and common equivalent share	$0.70	$0.65	$0.60	$0.45	$0.40

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2017	2016	2015
	(Dollars in thousands)
Revenue	$252,560	$238,094	$238,046
Net income	$42,014	$32,807	$26,413
Add: net (gain) loss attributable to noncontrolling interest	—	—	(95)
Net income attributable to Chase Corporation	$42,014	$32,807	$26,318
Increase in revenue from prior year
Amount	$14,466	$48	$14,040
Percentage	6%	* %	6%
Increase/(Decrease) in net income from prior year
Amount	$9,207	$6,394	$(110)
Percentage	28%	24%	(*)%

Percentage of revenue:
Revenue	100%	100%	100%
Cost of products and services sold	58	61	63
Selling, general and administrative expenses	19	19	19
Acquisition-related costs	* (a)	—	* (d)
Other (income) expense, net	(1) (b)	(*) (c)	*
Income before income taxes	24%	21%	17%
Income taxes	7	7	6
Net income	17%	14%	11%

(a)	Represents $584 in expenses related to the acquisition of the operations and certain assets of Resin Designs
(b)	Includes effects of $2,013 gain on sale of fiber optic cable components product line and a $860 gain related to the sale of real estate
(c)	Includes effects of $1,031 gain on sale of RodPack business
(d)	Represents $584 in expenses related to the acquisition of the specialty chemical intermediates product line

*    Denotes less than one percent

Overview

Continued strong demand for many of our product offerings, a significant acquisition and a favorable sales mix all contributed to increased revenue, operating income and net income over the prior year results. Our strategic diversification remained one of our core strengths, as several product lines in both of our segments exceeded prior year revenue, offsetting shortfalls from others.

In September 2016, we completed the acquisition of certain assets and the operations of Resin Designs, a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. In November 2016 and December 2016, respectively, we sold our Paterson, NJ location and our former corporate headquarters in Bridgewater, MA. In April 2017, the Company divested its fiber optic cable components product line, after determining the low-margin business to not be part of Chase’s long-term strategy.

Revenue from the Industrial Materials segment increased over the prior year on greater demand for our electronic and industrial coatings, specialty products, structural composites, pulling and detection, electronic materials, cable materials and specialty chemical intermediates product lines. The segment’s organic increases in these legacy product lines were complemented by the September 2016 acquisition of the operations of Resin Designs, which is now included within the electronic and industrial coatings product line. The segment’s overall revenue increase was negatively impacted by the April 2017 sale of our fiber optic cable components product line.

Revenue from the Construction Materials segment fell short of the prior year primarily due to the decreased demand for our UK-produced pipeline coatings products, as well as our building envelope products. The overall decrease in sales experienced by the segment was lessened by increased sales of our bridge and highway, domestically-produced pipeline coatings and coating and lining systems products.

Through our active M&A program, our management of real estate and our marketing and product development efforts, the Company remains focused on its core strategies for sustainable growth.  At August 31, 2017, the Company’s cash on hand was $47,354,000 and there was no  outstanding balance under the Company’s $150,000,000 revolving debt facility.

The Company has two reportable segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	Cable Materials Electronic and Industrial Coatings Specialty Products Pulling and Detection Electronic Materials Structural Composites Fiber Optic Cable Components (1) Specialty Chemical Intermediates

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

(1)	50% owned joint venture until October 31, 2014, when we purchased the remaining 50% noncontrolling interest. Results of product line included for period prior to its April 3, 2017 sale by the Company.

Results of Operations

Revenue and Operating Profit by Segment are as follows:

		Income Before		% of
	Revenue	Income Taxes		Revenue
	(Dollars in thousands)
Fiscal 2017
Industrial Materials	$202,956	$67,561	(a)	33%
Construction Materials	49,604	18,205		37%
	$252,560	85,766		34%
Less corporate and common costs		(24,874)	(b)
Income before income taxes		$60,892

Fiscal 2016
Industrial Materials	$181,728	$53,530	(c)	29%
Construction Materials	56,366	19,967		35%
	$238,094	73,497		31%
Less corporate and common costs		(23,387)	(d)
Income before income taxes		$50,110

Fiscal 2015
Industrial Materials	$176,547	$46,388	(e)	26%
Construction Materials	61,499	17,272		28%
	$238,046	63,660		27%
Less corporate and common costs		(22,434)	(f)
Income before income taxes		$41,226

(a)

Includes a $2,013 gain on sale of our fiber optic cable components business and $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs

(b)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, facility exit and demolition costs of $70 related to the Company’s Randolph, MA location, a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location, a $68 gain related to the December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA and $14 of pension-related settlement costs due to the timing of lump sum distributions

(c)

Includes a $1,031 gain on sale of our RodPack wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

(d)	Includes $935 in Randolph, MA facility exit and demolition costs, a $877 gain on the write-down of an annuity and $13 of pension-related settlement costs due to the timing of lump sum distributions
(e)	Includes $65 of expense related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical intermediates product line
(f)

Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical intermediates product line and $188 of pension-related settlement costs due to the timing of lump sum distributions

Total Revenue

Total revenue in fiscal 2017 increased $14,466,000 or 6% to $252,560,000 from $238,094,000 in the prior year.

Revenue in our Industrial Materials segment increased $21,228,000 or 12% to $202,956,000 for the year ended August 31, 2017 compared to $181,728,000 in fiscal 2016.  The increase in revenue from our Industrial Materials segment in fiscal 2017 was primarily due to: (a) revenue from our electronic and industrial coatings product line, which included sales of $14,868,000 related to the acquired Resin Designs operations, had total increases in revenue of $20,108,000, reflecting increased sales volume from the automotive and appliance manufacturing industries, along with an increased royalty received from our licensed manufacturer in Asia;  (b) sales volume increase of $2,674,000 for our specialty products, which, subsequent to the sale of our fiber optic cable components business on April 3, 2017, includes revenue from the manufacturing services provided by the Company to the purchaser of the fiber optic cable components product line (totaling $740,000 for fiscal 2017); (c) sales volume increase of $2,072,000 from our structural composite products, on sales into the wind energy market; (d) sales volume increase of $1,056,000 from our pulling and detection products, as we continue to meet the utility and telecommunication industries’ high demand for our products; (e) a sales volume increase of $450,000 for our electronic materials; (f) sales growth of $321,000 for our cable materials products on strong demand from manufacturers of communication and server cables in the third and fourth quarters of fiscal 2017; and (g) our specialty chemical intermediates product line, which had $24,000 in increased sales volume.  These increases were partially offset by decreased sales of $5,477,000 from our fiber optic cable components product line, which the Company sold in April. No revenue was recorded within the fiber optic cable components product line following its divestiture early in the third quarter.

Revenue from our Construction Materials segment decreased $6,762,000 or 12% to $49,604,000 for the year ended August 31, 2017 compared to $56,366,000 for fiscal 2016.  The decreased sales from our Construction Materials segment in fiscal 2017 was primarily due to a net decrease in sales volume of $7,409,000 in pipeline coatings products. Delayed project work and general weakness in the region has continued to affect Middle East water infrastructure project demand for pipeline coatings products produced at our Rye, U.K. facility. Conversely, sales for our domestically produced pipeline products, which sell predominantly into the North American oil and gas markets, increased compared to the prior year. Our building envelope products saw a year-over-year sales volume decrease of $382,000. Partially offsetting the overall decrease in sales for the  segment, were: (a) a $974,00 increase in our bridge and highway products sales volume, resulting from increased bridge work in the New York metro region; and (b) coating and lining systems products, whose sales volume increased by $55,000 over the prior year.

Royalties and commissions in the Industrial Materials segment were $4,683,000, $3,644,000 and $3,156,000 for the years ended August 31, 2017, 2016 and 2015, respectively.  The increase in royalties and commissions in fiscal 2017 over both fiscal 2016 and 2015 was primarily due to increased sales of electronic and industrial coatings products by our licensed manufacturer in Asia.

Export sales from domestic operations to unaffiliated third parties were $36,719,000, $28,826,000 and $27,955,000 for the years ended August 31, 2017, 2016 and 2015, respectively.  The increase in export sales in fiscal 2017 against both fiscal 2016 and 2015 resulted from increased export sales into China, and certain European countries.

In fiscal 2016, total revenue increased $48,000 or less than one percent to $238,094,000 from $238,046,000 in the prior year. Revenue in our Industrial Materials segment increased $5,181,000 or 3% to $181,728,000 for the year ended August 31, 2016 compared to $176,547,000 in fiscal 2015.  The increase in revenue from our Industrial Materials segment in fiscal 2016 was primarily due to: (a) increased sales volume of specialty chemical intermediates products totaling $7,755,000, aided by a full year of operations in fiscal 2016;  (b) increased sales volume of $3,356,000 from our pulling and detection products, which continued to experience increased demand in product volume by the utility and telecom industries; and (c) $574,000 in increased sales volume from our electronic and industrial coatings product line, primarily due to a higher rate of acceptance and use in the automotive and appliance industries.  These increases were partially offset by decreased sales of $4,077,000 from our cable materials products, reflecting a decrease in demand for products with exposure to energy-related markets (inclusive of the oil exploration and mining markets), as well as lower sales volume of $1,744,000 from our fiber optic cable components product line. Revenue from our Construction Materials segment decreased $5,133,000 or 8% to $56,366,000 for the year ended August 31, 2016 compared to $61,499,000 for fiscal 2015.  The decreased sales from our Construction Materials segment in fiscal 2016 was primarily due to a decrease in sales volume of $7,708,000 in pipeline coatings products. The anticipated slowdown in Middle East water infrastructure project demand, for products produced at our Rye, UK facility, drove the majority of this decrease, while domestic pipeline coatings sales, which have a largely repair and maintenance focus, had a more tempered year-over-year decease. Partially offsetting the overall decrease in sales for the segment, were: (a) a $1,793,000 year-over-year increase in our coating and lining systems products sales volume, resulting from increased market acceptance and project demand; and (b) bridge and highway products, which capitalized on the weather-lengthened road construction seasons to obtain a $1,193,000 year-over-year sales volume increase.

Cost of Products and Services Sold

Cost of products and services sold increased $1,598,000 or 1% to $146,036,000 for the fiscal year ended August 31, 2017 compared to $144,438,000 in fiscal 2016.  As a percentage of revenue, cost of products and services sold decreased to 58% in fiscal 2017 compared to 61% for fiscal 2016.

The following table summarizes the relative percentages of cost of products and services sold to revenue for both of our operating segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2017	2016	2015
Industrial Materials	59%	61%	63%
Construction Materials	54%	59%	63%
Total	58%	61%	63%

Cost of products and services sold in our Industrial Materials segment was $119,109,000 for the fiscal year ended August 31, 2017 compared to $111,424,000 in fiscal 2016.  As a percentage of revenue, cost of products and services sold in this segment decreased to 59% for fiscal 2017 compared to 61% in fiscal 2016. Cost of products and services sold in our Construction Materials segment was $26,927,000 for the fiscal year ended August 31, 2017 compared to $33,014,000 in fiscal 2016.  As a percentage of revenue, cost of products and services sold in this segment decreased to 54% in fiscal 2017 compared to 59% for fiscal 2016.   As a percentage of revenue, cost of products and services sold in both segments decreased primarily due to product mix, as our lower margin products constituted a comparatively lower portion of total sales in the current year. We purchase a wide variety of commodity items, including petroleum-based solvents, films, yarns, and nonwovens, along with base metals (aluminum and copper), as well as many other substrates. To facilitate continued improvement in margins, we closely monitor the pricing of our commodities-based raw materials across all product lines, as their price volatility can have short and long-term effects on both our customers’ demand for our products and the margins at which we are able to sell them.

In fiscal 2016, cost of products and services sold in our Industrial Materials segment was $111,424,000 compared to $110,729,000 in fiscal 2015.  As a percentage of revenue, cost of products and services sold in this segment decreased to 61% for fiscal 2016 compared to 63% in fiscal 2015. Cost of products and services sold in our Construction Materials segment was $33,014,000 for the fiscal year ended August 31, 2016 compared to $38,473,000 in fiscal 2015.  As a percentage of revenue, cost of products and services sold in this segment decreased to 59% in fiscal 2016 compared to 63% for fiscal 2015.   As a percentage of revenue, cost of products and services sold in both segments decreased primarily due to product mix as we had decreased sales volume from our lower margin products within the segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3,162,000 or 7% to $47,736,000 during fiscal 2017 compared to $44,574,000 in fiscal 2016.  As a percentage of revenue, selling, general and administrative expenses were consistent at 19% of total revenue in both fiscal 2017 and fiscal 2016.  The year-over-year increase in expenses is primarily attributable to: (a) increased amortization expense of $1,291,000, primarily related to intangible assets acquired in our September 30, 2016 acquisition of certain assets of Resin Designs; (b) increased research and development expense of $904,000, principally related to the current year addition of the established research and development department of Resin Designs; (c) increase of $879,000 in stock-based compensation expenses; and (d) the prior year $877,000 gain on the write-down of an annuity previously owed to a related party which did not recur in fiscal 2017.  Partially offsetting these increases was a $1,200,000 reduction in cash incentive compensation expense, predominantly based on the current year change in our Executive Chairman’s compensation plan; our Executive Chairman continued in his role as a director and the Chairman of the Board of Directors in fiscal 2017. The Company continues to closely monitor spend with an emphasis on controlling costs, and leveraging existing resources.

During fiscal 2016, selling, general and administrative expenses decreased $1,411,000 or 3% to $44,574,000 compared to $46,015,000 in fiscal 2015.  As a percentage of revenue, selling, general and administrative expenses were consistent at 19% of total revenue in both fiscal 2016 and fiscal 2015.  The year-over-year decrease in expenses is primarily attributable to: (a) decreased international sales commission expenses of $938,000 over the prior year, due to a commission structure change relating to sales in certain geographic regions in the current year; (b) a $877,000 gain on the write-down of an annuity previously owed to a related party; and (c) decreased pension costs of $228,000 in the current year against the prior year, given lower settlement loss charges recognized in the current year. These decreases in cost were partially offset by increased amortization expense on acquired intangible assets of $1,074,000 for the year, primarily attributable to the specialty chemical intermediates product line acquisition in the second quarter of fiscal 2015.

Exit Costs Related to Idle Facility

In fiscal 2017 and 2016, the Company recognized $70,000 and $935,000, respectively, in expenses to raze its Randolph, MA facility, which has been idle regarding production for several years. The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale during the second quarter of fiscal 2016. These actions were taken as part of the Company’s on-going facility consolidation and rationalization initiative. The Company substantially completed the demolition of the structure in the fourth fiscal quarter of 2016, and completed other environmental aspects of the project during fiscal 2017. The sale of the property is anticipated to follow in a subsequent period, and any future expenses related to the project are not anticipated to be material.

Acquisition-Related Costs

In fiscal 2017, the Company incurred $584,000 of costs related to our acquisition of certain assets of Resin Designs.   This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting, and actuarial fees) were expensed as incurred during the year ended August 31, 2017.

In fiscal 2015, the Company incurred $584,000 of costs related to our acquisition of the specialty chemical intermediates product line. This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and as such all related professional service fees (including banking, legal, accounting, and actuarial fees) were expensed as incurred during the year ended August 31, 2015.

Write-down of Certain Assets Under Construction

In fiscal 2016, the Company recorded a $365,000 charge related to the full write-down of certain structural composites tangible assets (construction in progress) located in its Granite Falls, NC facility. The fiscal 2016 sale of our RodPack wind energy business (and related intangible assets), contained within the structural composites product line, placed a limitation on the Company’s ability to sell certain other goods produced for the same product line, resulting in our determination to fully write-down certain assets under construction during the year.

Interest Expense

Interest expense decreased $215,000 or 20% to $839,000 in fiscal 2017 compared to $1,054,000 in fiscal 2016.  Interest expense decreased $9,000 or 1% to $1,054,000 in fiscal 2016 compared to $1,063,000 in fiscal 2015.  The continued decrease in interest expense is a result of the reduction in our overall average debt balance through principal payments prior to the Company’s refinancing in December 2016, and elective payments following the refinancing, made from cash provided by operations. As of August 31, 2017, there was no outstanding balance of the Company’s $150,000,000 revolving debt facility.

Gain on Sale of Real Estate

In November 2016, the Company finalized the sale of its Paterson, NJ property for proceeds of $1,382,000. This transaction resulted in a gain of $792,000 which was recorded during the year ended August 31, 2017. The Company had previously reclassified the related long-lived assets to assets held for sale after committing to a plan in February 2016 to actively market the property. The assets held for sale had previously been reported within Corporate and Common assets.

In October 2016, Chase entered an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. In December 2016, the sale was finalized for gross proceeds of $740,000, resulting in a gain on sale of $68,000 recognized during the year ended August 31, 2017.

Gain on Sale of Businesses

On April 3, 2017, Chase executed an agreement with an unrelated party to sell all inventory, machinery and equipment and intangible assets of its fiber optic cable components product line for proceeds of $3,858,000, net of transaction costs and following certain working capital adjustments. The fiber optic cable components product line had been a part of our Industrial Materials segment. Given its low-growth and low-margin prospects, and a customer, supplier and equipment base separate from our other businesses, the product line was determined to not be part of Chase’s long-term strategy. The resulting pre-tax gain on sale of $2,013,000 was recognized during the year ended August 31, 2017. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services.

In the first quarter of fiscal 2016, the Company sold the RodPack wind energy business formerly contained within its structural composites product line, part of the Industrial Materials segment. This transaction resulted in a pre-tax book gain of $1,031,000, which was recorded in fiscal 2016. The Company will provide ongoing development support to the buyer for which it will receive additional consideration upon the completion of services.

Other Income (Expense)

Other income was $724,000 in fiscal 2017 compared to other income of $2,351,000 in fiscal 2016, a decrease of $1,627,000.  Other income (expense) primarily includes interest income, rental income, foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries and other non-trade/non-royalty- and non-commission-related receipts.  Other income (expense) in the current year was largely net foreign exchange gains resulting from sales made from our U.K.-based operations and denominated in U.S. dollars and euros. British Pound Sterling exchange volatility was lower in the current year than that observed in the prior year, ultimately resulting in lower net foreign exchange gains recognized. Also included in fiscal 2017 was a $300,000 gain on the settlement of a claim and the release of an escrow related to a prior acquisition.

Other income was $2,351,000 in fiscal 2016 compared to other income of $44,000 in fiscal 2015, an increase of $2,307,000.  Other income in 2016 was primarily the result of sales made from our U.K.-based operations but denominated in either U.S. dollars or euros. This income was most predominantly observed in our fourth fiscal quarter of 2016, following the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), which impacted global currency markets and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and euro.

Income Taxes

Our effective tax rate for fiscal 2017 was 31.0% as compared to 34.5% and 35.9% in fiscal 2016 and 2015, respectively.  The current year effective tax rate was affected by the Company’s fiscal 2017 adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” During fiscal 2017, the Company recognized an excess tax benefit from stock-based compensation of $1,917,000, within income tax expense on the consolidated statements of operations (adopted prospectively). The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of ASU No. 2016-09. Additionally, in all three years we have received the benefit of the domestic production deduction.

Noncontrolling Interest

The income from noncontrolling interest relates to a joint venture in which we had, prior to October 2014, a 50% controlling ownership interest. We acquired the 50% outstanding noncontrolling membership interest in October 2014 (the first quarter of fiscal 2015).  The joint venture between the Company and its now-former joint venture partner (an otherwise unrelated party) was managed and operated on a day-to-day basis by the Company.

Net Income Attributable to Chase Corporation

Net income attributable to Chase Corporation in fiscal 2017 increased $9,207,000 or 28% to $42,014,000 compared to $32,807,000 in fiscal 2016.  The increase in net income in 2017 was primarily due to: (a) an increased sales volume, including increases in revenue and earnings provided by the acquired operations of Resin Designs; (b) gains on the sales of our fiber optic cable components product line and our Paterson, NJ and Bridgewater, MA real estate; and (c) the recognition of excess tax benefit related to our early adoption of ASU No. 2016-09. These gains were partially offset by increased amortization expense recognized related to our September 30, 2016 acquisition of certain assets of Resin Designs.

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

The use of EBITDA, Adjusted EBITDA and Free Cash Flow has limitations and these performance measures should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income attributable to Chase Corporation and net cash provided by operating activities.  None of these measures should be interpreted as representing the residual cash flow of the Company available for discretionary expenditures or to invest in the growth of our business, since we have certain non-discretionary expenditures that are not deducted from these measures, including scheduled principal and (in the case of Free Cash Flow) interest payments on outstanding debt. Our measurement of EBITDA, Adjusted EBITDA and Free Cash Flow may not be comparable to similarly-titled measures used by other companies.

The following table provides a reconciliation of net income attributable to Chase Corporation, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Years Ended August 31,
	2017	2016	2015
Net income	$42,014	$32,807	$26,318
Interest expense	839	1,054	1,063
Income taxes	18,878	17,303	14,813
Depreciation expense	5,130	5,606	5,810
Amortization expense	9,127	7,836	6,762
EBITDA	$75,988	$64,606	$54,766
Gain on sale of businesses (a)	(2,013)	(1,031)	—
Exit costs related to idle facility (b)	70	935	—
Gain on sale of real estate (c)	(860)	—	—
Cost of sale of inventory step-up (d)	190	—	65
Acquisition-related costs (e)	584	—	584
Pension settlement costs (f)	14	13	188
Annuity settlement (g)	—	(877)	—
Write-down of certain assets under construction (h)	—	365	—
Adjusted EBITDA	$73,973	$64,011	$55,603

(a)

Represents gain on sale of the fiber optic cable components product line that was completed April 2017 (fiscal 2017) and the RodPack wind energy business contained within the structural composites product line that was completed in November 2015 (fiscal 2016)

(b)	Represents Randolph, MA facility exit and demolition costs incurred
(c)	Represents gain on November 2016 sale of the Company’s Paterson, NJ location, and December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA
(d)

Represents expenses related to inventory step-up in fair value related to the September 2017 acquisition of certain assets of Resin Designs and the January 2015 acquisition of the specialty chemical intermediates product line

(e)	Represents costs related to the September 2017 acquisition of certain assets of Resin Designs and the January 2015 acquisition of the specialty chemical intermediates product line
(f)	Represents pension-related settlement costs due to the timing of lump sum distributions
(g)	Represents the gain recognized on write-down of an accrued annuity previously owed by the Company
(h)	Represents a write-down of certain structural composites assets under construction based on usage constraints recognized following the sale of the RodPack wind energy business in November 2015

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Years Ended August 31,
	2017	2016	2015
Net cash provided by operating activities	$51,932	$48,833	$40,959
Purchases of property, plant and equipment	(3,199)	(2,046)	(2,642)
Free Cash Flow	$48,733	$46,787	$38,317

The following table provides a summary of net cash used in investing activities and financing activities, presented in accordance with U.S. GAAP, for the periods presented (dollars in thousands):

	Years Ended August 31,
	2017	2016	2015
Net cash used in investing activities	$(25,102)	$(612)	$(35,713)
Net cash used in financing activities	$(52,796)	$(15,299)	$(13,498)

Liquidity and Sources of Capital

Our cash balance decreased $26,057,000 to $47,354,000 at August 31, 2017 from $73,411,000 at August 31, 2016. The decreased cash balance is primarily attributable to: (a) the repayment of $43,400,000 of debt principal, (b) the $30,270,000 in net cash paid for the September 2016 acquisition of certain assets of Resin Designs, LLC; and (c) the payment of our annual dividend totaling $6,532,000. The overall decrease was positively impacted by: (a) cash from operations of $51,932,000; (b) cash proceeds from the sale of our fiber optic cable components product line of $3,458,000; (c) cash proceeds from the sale of our Paterson, NJ and Bridgewater, MA real estate totaling $2,122,000; and (d) cash reimbursement related to the release of claims to a life insurance policy of $1,504,000.  Of the above noted amounts, $31,756,000 and $27,550,000 were held outside the U.S. by Chase Corporation and our foreign subsidiaries as of August 31, 2017 and 2016, respectively.  Given our cash position and borrowing capability in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash.  However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested.   Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings.  In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the Company would pay the applicable U.S. taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Our cash balance increased $29,592,000 to $73,411,000 at August 31, 2016 from $43,819,000 at August 31, 2015.  The increased cash balance was primarily attributable to cash from operations, the sale of the RodPack wind energy business and proceeds from the cash surrender value of a life insurance policy. The overall increase was negatively impacted by: (a) principal payments made on our term debt; (b) payment of the annual dividend in December 2015; (c) cash paid for purchases of machinery and equipment at our manufacturing locations; and (d) cash paid for our acquisition of Spray Products (India) Private Limited (renamed HumiSeal India Private Limited in December 2016).

Cash provided by operations was $51,932,000 for the year ended August 31, 2017 compared to $48,833,000 in fiscal 2016.  Cash provided by operations during fiscal 2017 was primarily due to operating income and increased accounts payable. Increased accounts payable resulted from the timing of payments. Partially offsetting the overall amount of cash provided by operations were increased accounts receivable (based on increased fourth quarter sales) and decreased accrued compensation and other expenses (based on certain payouts from the Company’s non-qualified deferred savings plan in fiscal 2017 totaling $1,131,000).

Cash provided by operations was $48,833,000 for the year ended August 31, 2016 compared to $40,959,000 in fiscal 2015.  Cash provided by operations during fiscal 2016 was primarily due to operating income and decreased accounts receivable and inventories. Decreased accounts receivable resulted from lower international sales in the fourth quarter of fiscal 2016, which customarily have longer collection terms, while decreased inventory was a result of the enhanced inventory management control the Company is exercising through the use of its companywide ERP system, whose rollout was substantially completed in fiscal 2015. Partially offsetting the overall amount of cash provided by operations was a decrease in accounts payable, a direct result of the Company maintaining a lower inventory balance.

The ratio of current assets to current liabilities was 4.2 as of August 31, 2017 compared to 2.0 as of August 31, 2016.  The increase in our current ratio in fiscal 2017 was primarily attributable to the classification of our debt as current at August 31, 2016 (total balance of $43,400,000) prior to our entry into the New Credit Agreement (defined below) in December 2016,  which we eventually paid down during fiscal 2017. This was partially offset by the $26,057,000 decrease in cash and cash equivalents during fiscal 2017.

Cash used in investing activities was $25,102,000 for the year ended August 31, 2017 compared to $612,000 in fiscal 2016.  During fiscal 2017, cash used in investing activities was primarily due to our acquisition of certain assets of Resin Designs, LLC in September 2016, in addition to cash paid for purchases of machinery and equipment at our manufacturing locations. These uses were partially offset by cash received from the sale of our fiber optic cable components business and both our Paterson, NJ location and our former corporate headquarters in Bridgewater, MA, as well as in relation to a life insurance policy.

During fiscal 2016, cash used in investing activities was $612,000 compared to $35,713,000 in fiscal 2015.  During fiscal 2016, cash used in investing activities was primarily due to the acquisition of the Spray Products (India) Private Limited business (renamed HumiSeal India Private Limited in December 2016), in addition to cash paid for purchases of machinery and equipment at our manufacturing locations. These uses were partially offset by cash received from both the sale of our RodPack wind energy business and in relation to a life insurance policy.

Cash used in financing activities was $52,796,000 for the year ended August 31, 2017 compared to $15,299,000 in fiscal 2016 and $13,498,000 in fiscal 2015.  During fiscal 2017, 2016 and 2015, cash used in financing activities was primarily due to our annual dividend payment, payments made on the term debt used to finance our fiscal 2012 acquisition of NEPTCO,  described in more detail below, and, after December 15, 2016, payments made on the Company’s new revolving credit facility, described in more detail below

On October 30, 2017, we announced a cash dividend of $0.80 per share (totaling approximately $7,490,000) to shareholders of record on November 9, 2017 and payable on December 6, 2017.

On November 1, 2016, we announced a cash dividend of $0.70 per share (resulting in payment of $6,532,000) to shareholders of record on November 11, 2016 and payable on December 7, 2016.

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

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of August 31, 2017. The applicable interest rate for the New Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate.  At August 31, 2017, there was no outstanding principal balance, and as such no applicable interest rate. The New Credit Agreement was used to refinance our previously existing term loan and revolving line of credit, and also provides for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and other general corporate purposes.

We have several on-going capital projects, as well as our facility rationalization and consolidation initiative, which are important to our long-term strategic goals. Further, machinery and equipment will be added as needed to increase capacity or enhance operating efficiencies in our other manufacturing plants.

During fiscal 2017, we finalized the sale of both our Paterson, NJ and Bridgewater, MA real estate and entered the final stages of razing our location in Randolph, MA, in preparation for its eventual sale. All these actions were done as part of our continued facility rationalization and consolidation plan.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at August 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

		Payments Due	Payments Due	Payments Due	Payments After
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating leases	$10,306	$1,623	$3,127	$2,415	$3,141
Purchase obligations	10,344	10,344	—	—	—
Total (1) (2)	$20,650	$11,967	$3,127	$2,415	$3,141

(1)

We may be required to make payments related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.   Accordingly, unrecognized tax benefits of $1,257,000 as of August 31, 2017 have been excluded from the contractual obligations table above.  See Note 7 “Income Taxes” to the Consolidated Financial Statements for further information.

(2)

This table does not include the expected payments for our obligations for pension and other post-retirement benefit plans.   As of August 31, 2017, we had recognized an accrued benefit plan liability of $14,236,000 representing the unfunded obligations of the pension benefit plans.  See Note 9 “Benefits and Pension Plans” to the Consolidated Financial Statements for further information, including expected pension benefit payments for the next 10 years.

Recently Issued Accounting Standards

For discussion of the newly issued accounting pronouncements see “Recently Issued Accounting Standards” and “Recently Adopted Accounting Standards” in Note 1— “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in this Report.

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

Inventory

We value inventory at the lower of cost or net realizable value using the first in, first out (FIFO) method.  Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments.  We estimate excess and obsolescence exposures based upon assumptions about future demand, product transitions, and market conditions, and record adjustments to reduce inventories to their estimated net realizable value.  The failure to accurately forecast demand may lead to additional excess and obsolete inventory and future charges.

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired, and liabilities assumed on the basis of their fair values at the date of acquisition.  We assess the fair value of assets, including intangible assets, using a variety of methods, and each asset is measured at fair value from the perspective of a market participant.  The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant.  Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

Goodwill, Intangible Assets, and Other Long-Lived Assets

Long-lived assets consist of goodwill, identifiable intangible assets, trademarks, patents and agreements and property, plant, and equipment.  Intangible assets and property, plant, and equipment, excluding goodwill, are amortized over their estimated useful life. We review long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Goodwill is also reviewed at least annually for impairment.  We perform our annual goodwill impairment assessment during the fourth fiscal quarter of each year. In fiscal 2017, we early adopted ASU No. 2017-04 “Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.” We  assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded. Fair values for reporting units are determined based on the income approach (discounted cash flow method).

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

Uncertain Tax Positions

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

Stock-Based Compensation

We measure compensation cost for share-based compensation at fair value and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period.  We use the Black-Scholes option pricing model to measure the fair value of stock options.  This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. Historically, in determining the amount of expense to be recorded, we were required to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. We estimated the forfeiture rate based on historical experience.  In fiscal 2017, we early adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” Following the adoption of the new standard, the Company has elected to account for forfeitures as they occur.

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

Item 7a – Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At August 31, 2017, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars.  However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of August 31, 2017, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at August 31, 2017
GBP	British Pound	$22,124,000
EUR	Euro	$3,996,000
CNY	Chinese Yuan	$345,000
INR	Indian Rupee	$96,000
CAD	Canadian Dollar	$87,000

We will continue to review our current cash balances denominated in foreign currency in light of current tax guidelines and potential acquisitions.

We recognized a foreign currency translation gain for the year ended August 31, 2017 in the amount of $788,000 related to our European and Indian operations, which is recorded in accumulated other comprehensive income (loss) within our Statement of Equity.  The functional currency for all our other operations is the U.S. Dollar. We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt, including the current portion, was $0  at August 31, 2017. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,  ” Note 6 —  “Long-Term Debt” and Note 16 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

Item 8 – Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chase Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Chase Corporation and its subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2017.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

November 9, 2017

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$47,354	$73,411
Accounts receivable, less allowance for doubtful accounts of $456 and $830	38,051	34,835
Inventory	25,618	25,814
Prepaid expenses and other current assets	3,098	3,728
Due from sale of business	—	457
Assets held for sale	14	604
Total current assets	114,135	138,849

Property, plant and equipment, less accumulated depreciation of $44,277 and $41,409	34,760	36,742

Other Assets
Goodwill	50,784	43,576
Intangible assets, less accumulated amortization of $42,206 and $33,352	46,846	36,580
Cash surrender value of life insurance, less current portion	4,530	4,530
Restricted investments	964	1,637
Funded pension plan	566	382
Deferred income taxes	1,614	441
Other assets	539	82
Total assets	$254,738	$262,819

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$—	$43,400
Accounts payable	14,455	12,352
Accrued payroll and other compensation	6,500	6,553
Accrued expenses	4,052	3,892
Accrued income taxes	2,333	2,317
Total current liabilities	27,340	68,514

Deferred compensation	979	1,649
Accumulated pension obligation	12,666	15,563
Other liabilities	1,567	328
Accrued income taxes	1,257	1,229
Deferred income taxes	—	1,447

Commitments and Contingencies (Notes 6, 8, 22)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,354,136 shares at August 31, 2017 and 9,278,486 shares at August 31, 2016 issued and outstanding	935	928
Additional paid-in capital	14,060	14,719
Accumulated other comprehensive loss	(13,469)	(15,479)
Retained earnings	209,403	173,921
Total equity	210,929	174,089
Total liabilities and equity	$254,738	$262,819

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2017	2016	2015

Revenue
Sales	$247,877	$234,450	$234,890
Royalties and commissions	4,683	3,644	3,156
	252,560	238,094	238,046
Costs and Expenses
Cost of products and services sold	146,036	144,438	149,202
Selling, general and administrative expenses	47,736	44,574	46,015
Exit costs related to idle facility (Note 20)	70	935	—
Acquisition-related costs (Note 14)	584	—	584
Write-down of certain assets under construction (Note 18)	—	365	—

Operating income	58,134	47,782	42,245

Interest expense	(839)	(1,054)	(1,063)
Gain on sale of real estate (Note 19)	860	—	—
Gain on sale of businesses (Note 18)	2,013	1,031	—
Other income (expense)	724	2,351	44

Income before income taxes	60,892	50,110	41,226

Income taxes	18,878	17,303	14,813

Net income	$42,014	$32,807	$26,413

Add: net (income) loss attributable to noncontrolling interest	—	—	(95)

Net income	$42,014	$32,807	$26,318

Net income available to common shareholders, per common and common equivalent share (Note 17)

Basic	$4.49	$3.55	$2.87

Diluted	$4.44	$3.50	$2.82

Weighted average shares outstanding
Basic	9,249,343	9,167,333	9,086,043
Diluted	9,357,414	9,294,077	9,254,054

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Years Ended August 31,
	2017	2016	2015
Net income	$42,014	$32,807	$26,413

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax of $30, $4 and ($77), respectively	67	7	(162)
Change in funded status of pension plans, net of tax of $519, ($738) and ($697), respectively	1,155	(1,402)	(1,149)
Foreign currency translation adjustment	788	(6,098)	(2,425)
Total other comprehensive income (loss)	2,010	(7,493)	(3,736)
Comprehensive income	44,024	25,314	22,677

Comprehensive net (income) loss attributable to noncontrolling interest	—	—	(95)

Comprehensive income	$44,024	$25,314	$22,582

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share and per share amounts

			Additional	Accumulated Other		Chase		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
Balance at August 31, 2014	9,103,292	$910	$13,620	$(4,250)	$126,272	$136,552	$938	$137,490
Restricted stock grants, net of forfeitures	29,785	3	(3)			—		—
Amortization of restricted stock grants			866			866		866
Amortization of stock option grants			254			254		254
Exercise of stock options	169,038	17	2,554			2,571		2,571
Common stock received for payment of stock option exercises	(58,332)	(6)	(2,174)			(2,180)		(2,180)
Excess tax benefit (expense) from stock-based compensation			1,088			1,088		1,088
Common stock retained to pay statutory minimum withholding taxes on common stock	(51,825)	(5)	(1,995)			(2,000)		(2,000)
Cash dividend paid, $0.60 per share					(5,477)	(5,477)		(5,477)
Purchase of outstanding noncontrolling interest			86			86	(1,033)	(947)
Change in funded status of pension plan, net of tax $697				(1,149)		(1,149)		(1,149)
Foreign currency translation adjustment				(2,425)		(2,425)		(2,425)
Net unrealized (loss) on restricted investments, net of tax $77				(162)		(162)		(162)
Net income					26,318	26,318	95	26,413
Balance at August 31, 2015	9,191,958	$919	$14,296	$(7,986)	$147,113	$154,342	$—	$154,342
Restricted stock grants, net of forfeitures	29,884	3	(3)			—		—
Amortization of restricted stock grants			1,049			1,049		1,049
Amortization of stock option grants			283			283		283
Exercise of stock options	140,113	14	2,125			2,139		2,139
Common stock received for payment of stock option exercises	(35,932)	(3)	(2,012)			(2,015)		(2,015)
Excess tax benefit from stock-based compensation			1,784			1,784		1,784
Common stock retained to pay statutory minimum withholding taxes on common stock	(47,537)	(5)	(2,803)			(2,808)		(2,808)
Cash dividend paid, $0.65 per share					(5,999)	(5,999)		(5,999)
Change in funded status of pension plan, net of tax $738				(1,402)		(1,402)		(1,402)
Foreign currency translation adjustment				(6,098)		(6,098)		(6,098)
Net unrealized gain on restricted investments, net of tax $4				7		7		7
Net income					32,807	32,807		32,807
Balance at August 31, 2016	9,278,486	$928	$14,719	$(15,479)	$173,921	$174,089	$—	$174,089
Restricted stock grants, net of forfeitures	44,567	4	(4)			—		—
Amortization of restricted stock grants			1,712			1,712		1,712
Amortization of stock option grants			500			500		500
Exercise of stock options	80,168	8	1,245			1,253		1,253
Common stock received for payment of stock option exercises	(15,079)	(2)	(1,156)			(1,158)		(1,158)
Common stock retained to pay statutory minimum withholding taxes on common stock	(34,006)	(3)	(2,956)			(2,959)		(2,959)
Cash dividend paid, $0.70 per share					(6,532)	(6,532)		(6,532)
Change in funded status of pension plan, net of tax $519				1,155		1,155		1,155
Foreign currency translation adjustment				788		788		788
Net unrealized gain on restricted investments, net of tax $30				67		67		67
Net income					42,014	42,014		42,014
Balance at August 31, 2017	9,354,136	$935	$14,060	$(13,469)	$209,403	$210,929	$—	$210,929

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Years Ended August 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,014	$32,807	$26,413
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(860)	—	—
Loss on write-down of certain assets under construction	—	365	—
Gain on sale of businesses	(2,013)	(1,031)	—
Depreciation	5,130	5,606	5,810
Amortization	9,127	7,836	6,762
Cost of sale of inventory step-up	190	—	65
Provision for (recovery of) allowance for doubtful accounts	(359)	169	57
Stock-based compensation	2,212	1,333	1,120
Realized gain on restricted investments	(127)	(67)	(86)
Decrease in cash surrender value of life insurance	—	103	326
Pension curtailment and settlement loss	14	13	188
Excess tax expense from stock-based compensation	—	(1,784)	(1,088)
Deferred taxes	(2,263)	(2,590)	(1,222)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,003)	3,312	(4,534)
Inventory	116	3,124	2,284
Prepaid expenses and other assets	(878)	(475)	388
Accounts payable	1,420	(2,821)	687
Accrued compensation and other expenses	(825)	1,490	(87)
Accrued income taxes	37	1,443	3,876
Net cash provided by operating activities	51,932	48,833	40,959

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,199)	(2,046)	(2,642)
Cost to acquire intangible assets	(71)	(64)	(34)
Payments for acquisitions	(30,270)	(1,161)	(33,285)
Proceeds from sale of real estate	2,122	—	—
Net proceeds from sale of businesses	3,915	1,729	739
Decrease (increase) in restricted investments	897	(149)	(308)
Proceeds from settlement of life insurance policies	1,504	1,238	—
Payments for cash surrender value life insurance	—	(159)	(183)
Net cash used in investing activities	(25,102)	(612)	(35,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	—	—	2,000
Payments of principal on debt	(43,400)	(8,400)	(9,000)
Dividend paid	(6,532)	(5,999)	(5,477)
Proceeds from exercise of common stock options	95	124	391
Payments of taxes on stock options and restricted stock	(2,959)	(2,808)	(2,000)
Excess tax benefit from stock-based compensation	—	1,784	1,088
Payment for acquisition of noncontrolling interest	—	—	(500)
Net cash used in financing activities	(52,796)	(15,299)	(13,498)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(25,966)	32,922	(8,252)
Effect of foreign exchange rates on cash	(91)	(3,330)	(1,151)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73,411	43,819	53,222
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,354	$73,411	$43,819

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 1—Summary of Significant Accounting Policies

The principal accounting policies of Chase Corporation (the “Company”) and its subsidiaries are as follows:

Products and Markets

Our principal products are specialty tapes, laminates, adhesives, sealants, coatings and chemical intermediates that are sold by our salespeople, manufacturers' representatives and distributors.  In our Industrial Materials segment, these products consist of:

(i)

insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers;

(ii)	laminated film foils, including EMI/RFI shielding tapes, used in communication and local area network (LAN) cables;

(iii)	moisture protective coatings, which are sold to the electronics industry for circuitry manufacturing, including circuitry used in automobiles and home appliances;

(iv)

laminated durable papers, including laminated paper with an inner security barrier used in personal and mail‑stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

(v)	pulling and detection tapes used in the installation, measurement and location of fiber optic cables, water and natural gas lines, and power, data and video cables for commercial buildings;

(vi)	cover tapes with reliable adhesive and anti‑static properties essential to delivering semiconductor components via tape and reel packaging;

(vii)	Advanced adhesives, sealants, and coatings for automotive and industrial applications that require specialized bonding, encapsulating, environmental protection, or thermal management functionality;

(viii)	polymeric microspheres utilized by various industries to allow for weight and density reduction and sound dampening;

(ix)	water-based polyurethane dispersions utilized for various coating products; and

(x)	composite strength elements utilized in wind energy generation.

In the Company’s Construction Materials segment, these products consist of:

(i)

protective pipe coating tapes and other protectants for valves, regulators, casings, joints, metals, concrete and wood, which are sold to oil companies, gas utilities, and pipeline companies for utilization in both the construction and maintenance of oil and gas, water and wastewater pipelines;

(ii)	waterproofing membranes for highway bridge deck metal supported surfaces, which are sold to municipal transportation authorities, and high-performance polymeric asphalt additives;

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

On April 3, 2017, Chase executed an agreement with an unrelated party to sell all inventory, machinery and equipment and intangible assets of the Company’s fiber optic cable components product line for proceeds of $3,858 net of transaction costs and following certain working capital adjustments. The resulting pre-tax gain on sale of $2,013 was recognized in the third quarter of fiscal 2017 as gain on sale of businesses within the consolidated statement of operations.  Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services. The Company’s fiber optic cable components product line was formerly a part of the Company’s Industrial Materials operating segment.

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. The business was acquired for a purchase price of $30,270 after final working capital adjustments and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business, and entered multiyear leases at both locations. The Company expensed $584 of acquisition-related costs during the first quarter of fiscal 2017 associated with this acquisition. The purchase was funded entirely with available cash on hand. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities, and expands its market reach. Since the effective date of the acquisition, the financial results of Resin Designs’ operations have been included in the Company’s financial statements within the electronic and industrial coatings product line, contained within the Industrial Materials operating segment. Purchase accounting was completed in the fourth quarter of fiscal 2017 with no material adjustments made to the initial amounts recorded.

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

On January 30, 2015, the Company acquired two product lines from Henkel Corporation (the “Seller”) for a purchase price of $33,285, after working capital adjustments and excluding any acquisition-related costs.  As part of this transaction, Chase acquired the Seller’s polymeric microspheres product line, sold under the Dualite® brand, located in

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Greenville, SC, and obtained exclusive distribution rights and intellectual property related to the Seller’s polyurethane dispersions product line, operating in Elgin, IL. We refer to these collectively as our specialty chemical intermediates product line. Under the agreement, Chase entered into a ten-year facility operating lease at the Seller’s Greenville, SC location.  The Seller will perform certain manufacturing and application services for Chase at the Seller’s Elgin, IL location for three years following the acquisition. The purchase was funded entirely with available cash on hand. Since the effective date of this acquisition, the financial results of the specialty chemical intermediates product line have been included in the Company's financial statements within the Company’s Industrial Materials operating segment. Purchase accounting was completed in the third quarter of fiscal 2015 with no material adjustments made to the initial amounts recorded in the prior fiscal quarter.

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

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than the cash dividend announced on October 30, 2017 of $0.80 per share to shareholders of record on November 9, 2017 payable on December 6, 2017, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date, but prior to filing, that would require recognition or disclosure in its Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.” The Company identified several reporting units within each of its two operating segments. These are used to evaluate the possible impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. In fiscal 2017, the Company early adopted ASU No. 2017-04 “Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.”  We assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded. Fair values for reporting units are determined based on the income approach (discounted cash flow method).

Intangible Assets

Intangible assets consist of patents, agreements, formulas, trade names, customer relationships and trademarks. The Company capitalizes costs related to patent applications and technology agreements. The costs of these assets are amortized over the lesser of the useful life of the asset or its statutory life. Capitalized costs are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Restricted Investments and Deferred Compensation

The Company has a non-qualified deferred savings plan that covers its Board of Directors and a separate plan covering selected employees.  Participants may elect to defer a portion of their compensation for payment in a future tax year. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s restricted investments and corresponding deferred compensation liability under the plans were $964 and $1,637 at August 31, 2017 and 2016, respectively. The Company accounts for the restricted investments as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders’ equity.

Split-Dollar Life Insurance Arrangements

The liability related to these postretirement benefits was calculated as the present value of future premiums to be paid by the Company reduced by the present value of the expected proceeds to be returned to the Company upon the insured’s death. For August 31, 2017 and 2016, the Company did not recognize a liability related to these postretirement obligations as no future premium payments were anticipated.

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

Research and Product Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $3,696,  $2,792 and $2,690 for the years ended August 31, 2017, 2016 and 2015, respectively, and was recorded within selling, general and administrative expenses.

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

Stock-Based Compensation

In accordance with the accounting for stock-based compensation guidance, ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), the Company measures and recognizes compensation expense for all share‑based payment awards made to employees and directors based on estimated fair values. This includes restricted stock, restricted stock units and stock options. The guidance allows for the continued use of the simplified method as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis for estimating expected term.

Stock‑based compensation expense recognized in fiscal years 2017, 2016 and 2015 was $2,212,  $1,333 and $1,120, respectively.

The fair value of options granted was estimated on the date of grant using the Black‑Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2017, 2016 and 2015:

	2017		2016		2015
Expected dividend yield	1.5%		1.7%		1.8%
Expected life	6.0	years	6.0	years	6.0	years
Expected volatility	38.7%		41.2%		39.0%
Risk-free interest rate	1.3%		1.7%		2.5%

Expected volatility is determined by looking at a combination of historical volatility over the past six years as well as implied future volatility.

Translation of Foreign Currency

The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings Ltd businesses are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s HumiSeal Europe SARL business in France are measured using euros as the functional currency.  The financial position and results of the Company’s HumiSeal India Private Limited (formerly Spray Products (India) Private Limited) business in India are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Revenue and expenses of these international businesses have been translated at average exchange rates. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income (a component of shareholders’ equity).  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of these international operations are included in other income (expense) on the consolidated statements of operations and were $307,  $2,152 and ($134) for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

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

Noncontrolling Interest

A legal entity is subject to the consolidation rules of ASC Topic 810, “Consolidations” (“ASC 810”) if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support or the equity investors lack certain specified characteristics of a controlling financial interest. Based on the criteria in ASC 810, the Company determined that its joint venture agreement qualified as a variable interest entity (“VIE”) prior to the purchase of its former joint venture partner’s 50% noncontrolling membership interest. The purpose of the joint venture was to combine the elements of NEPTCO’s and the otherwise unrelated joint venture partner’s fiber optic strength element businesses. Under ASC 810, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest. The reporting entity shall be deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The reporting entity that consolidates a VIE is called the “primary beneficiary” of that VIE. The Company determined that it was the primary beneficiary of the VIE primarily due to Chase directing the activities that most significantly impact the VIE’s economic performance, which is the actual management and operation of the joint venture and having the obligation to absorb losses and the right to receive benefits from the VIE that could potentially be significant to the VIE through our equity investment in the VIE. As a result, the Company has consolidated the operations of the joint venture in its Consolidated Financial Statements. On October 31, 2014 (the first quarter of fiscal 2015), the Company purchased the 50% noncontrolling membership interest of the JV owned by its joint venture partner, thus making the JV a wholly-owned entity.

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

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, polymeric microspheres, and polyurethane dispersions. Beginning June 23, 2016, and September 30, 2016, respectively, the Industrial Materials segment includes the acquired operations of HumiSeal India Private Limited (formerly Spray Products (India) Private Limited) and of Resin Designs, LLC. Both were obtained through acquisition and included in the Company’s electronic and industrial coatings product line. Prior to the April 3, 2017 sale of the business, the segment’s products also included glass-based strength elements, designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most of the existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In March, April and May 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” all of which provide further clarification to be considered when implementing ASU 2014-09. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company, which is in the initial phase of its adoption plan, is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows; preliminary indications are that Chase will utilize the modified retrospective method of adoption.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance will be effective for the fiscal year beginning on September 1, 2018 (fiscal 2019), including interim periods within that year, with early adoption permitted. The effect ASU No. 2017-01 will have on the financial statements and related disclosures of the Company will be dependent on the nature of potential future acquisitions and divestitures.

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

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting."  This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of ASU 2017-09 on our financial position and result of operations.

Recently Adopted Accounting Standards

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the accounting for stock-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The required effective date for adoption of this guidance will be our fiscal year beginning September 1, 2017 (fiscal 2018), with early adoption allowed. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur. The Company early adopted this standard as of September 1, 2016 and during the year ended August 31, 2017 recognized an excess tax benefit from stock-based compensation of $1,917, within income tax expense on the consolidated statement of operations (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation are now classified in net income in the statement of cash flows instead of being separately stated in financing activities for fiscal 2017 (adopted prospectively). Given the Company’s historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU No. 2016-09. Due primarily to the inclusion of the excess tax benefit, the effective tax rate for the year ended August 31, 2017 decreased to 31.0%, compared to effective tax rates of 34.5% and 35.9% recognized for fiscal 2016 and 2015, respectively; further, the Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU No. 2016-09. Following the adoption of the new standard, the Company has elected to account for forfeitures as they occur.

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

Note 2—Inventories

Inventories consist of the following as of August 31, 2017 and 2016:

	2017	2016
Raw materials	$11,636	$12,879
Work in process	6,877	6,019
Finished goods	7,105	6,916
Total Inventory	$25,618	$25,814

Note 3—Property, Plant and Equipment

Property, plant and equipment consist of the following as of August 31, 2017 and 2016:

	2017	2016
Land and improvements	$6,478	$6,561
Buildings	19,447	20,364
Machinery and equipment	49,211	48,374
Leasehold improvements	1,049	945
Construction in progress	2,852	1,907
	79,037	78,151
Accumulated depreciation	(44,277)	(41,409)
Property, plant and equipment, net	$34,760	$36,742

Note 4—Goodwill and Intangible Assets

The changes in the carrying value of goodwill, by operating segment, are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2015	$33,390	$10,733	$44,123
Acquisition of Spray Products (India) Private Limited	107	—	107
Foreign currency translation adjustment	(617)	(37)	(654)
Balance at August 31, 2016	$32,880	$10,696	$43,576
Acquisition of Resin Designs, LLC	7,592	—	7,592
Sale of the fiber optic cable components business	(409)	—	(409)
Foreign currency translation adjustment	28	(3)	25
Balance at August 31, 2017	$40,091	$10,693	$50,784

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

The Company performs impairment reviews annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. For fiscal 2017, the Company’s review indicated no impairment of goodwill, or at-risk reporting units.

As of August 31, 2017, the Company had a total goodwill balance of $50,784 related to its acquisitions, of which $13,497 remains deductible for income taxes.

Intangible assets subject to amortization consist of the following as of August 31, 2017 and 2016:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
August 31, 2017
Patents and agreements	14.4	years	$1,845	$1,671	$174
Formulas and technology	7.8	years	9,318	5,387	3,931
Trade names	6.0	years	7,709	5,813	1,896
Customer lists and relationships	9.6	years	70,180	29,335	40,845
			$89,052	$42,206	$46,846

August 31, 2016
Patents and agreements	14.5	years	$1,805	$1,663	$142
Formulas and technology	8.4	years	8,248	4,310	3,938
Trade names	5.9	years	7,137	4,909	2,228
Customer lists and relationships	9.4	years	52,742	22,470	30,272
			$69,932	$33,352	$36,580

Aggregate amortization expense related to intangible assets for the years ended August 31, 2017, 2016 and 2015 was $9,127,  $7,836 and $6,762, respectively. As of August 31, 2017 estimated amortization expense for the next five fiscal years is as follows:

Years ending August 31,
2018	9,110
2019	8,441
2020	7,574
2021	7,044
2022	6,164

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 5—Cash Surrender Value of Life Insurance

Life insurance is provided under split dollar life insurance agreements whereby the Company will recover the premiums paid from the proceeds of the policies.

The Company recognized cash surrender value of life insurance policies, net of loans of $5 at August 31, 2017 and 2016, secured by the policies, with the following carriers as of August 31, 2017 and 2016:

	2017	2016
John Hancock	$4,450	$4,450
Metropolitan Life Insurance	—	1,096
Other life insurance carriers	80	80
	$4,530	$5,626
Less portion classified as current	—	(1,096)
Cash surrender value of life insurance policies, less current portion	$4,530	$4,530

All policies are subject to periodic review. The Company settled the Metropolitan Life Insurance policy within the first quarter of fiscal 2017 and as such had classified this policy within current assets as of August 31, 2016 (included in prepaid expenses and other current assets). The Company currently intends to maintain all other policies through the lives or retirements of the insureds. Please see Note 23 to the Company’s Consolidated Financial Statements for related party information on the cash surrender value of certain life insurance policies held by the Company during fiscal 2017 and 2016.

Note 6—Long-Term Debt

Long‑term debt consists of the following at August 31, 2017 and 2016:

	2017	2016
All-revolving credit facility with a borrowing capacity of $150,000	$—	$—
Term note	—	43,400
	—	43,400
Less portion payable within one year classified as current	—	(43,400)
Long-term debt, less current portion	$—	$—

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of August 31, 2017. The New Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, including NEPTCO, which had a carrying value of $162,818 at August 31, 2017.  The New Credit Agreement was entered both to refinance our

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the New Credit Agreement (the “New Revolving Facility”) and any New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At August 31, 2017, there was no outstanding principal balance, and as such no applicable interest rate. The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case, interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter.

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

In connection with entry into the New Credit Agreement, Chase applied proceeds to refinance in full the outstanding principal balance of its preexisting term debt, simultaneously terminating both our previously existing term loan agreement and the previously existing revolving line of credit, which was fully available as of December 15, 2016. The refinanced term loan had borne interest monthly at a rate of LIBOR plus an additional amount in the range of 1.75% to 2.25%, based upon the Company’s consolidated leverage ratio (effective interest rate of 2.27% at August 31, 2016), and required quarterly principal payments in installments of $1,400 beginning September 2012 through June 2014, $1,750 through June 2015, and $2,100 thereafter. The refinanced term loan had an original maturity date of June 27, 2017.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 7—Income Taxes

Domestic and foreign pre‑tax income for the years ended August 31, 2017, 2016 and 2015 was:

	Year Ended August 31,
	2017	2016	2015
United States	$52,723	$40,928	$31,168
Foreign	8,169	9,182	10,058
	$60,892	$50,110	$41,226

The provision (benefit) for income taxes for the years ended August 31, 2017, 2016 and 2015 was:

	Year Ended August 31,
	2017	2016	2015
Current:
Federal	$17,714	$14,777	$11,831
State	1,872	1,821	1,475
Foreign	1,555	2,023	2,077
Total current income tax provision	21,141	18,621	15,383

Deferred:
Federal	(1,984)	(879)	(405)
State	(453)	(324)	(188)
Foreign	174	(115)	23
Total deferred income tax benefit	(2,263)	(1,318)	(570)

Total income tax provision	$18,878	$17,303	$14,813

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company’s combined federal, state and foreign effective tax rate as a percentage of income before taxes for fiscal 2017, 2016 and 2015, net of offsets generated by federal, state and foreign tax benefits, was 31.0%,  34.5% and 35.9%, respectively. The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate for the years ended August 31, 2017, 2016 and 2015:

	Year Ended August 31,
	2017	2016	2015
Federal statutory rates	35.0%	35.0%	35.0%
Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	1.5%	1.9%	2.0%
Domestic production deduction	(2.5)%	(2.9)%	(2.0)%
Foreign tax rate differential	(1.4)%	(2.5)%	(3.2)%
Adjustment to uncertain tax position	0.0%	0.0%	0.5%
Research credit generated	(0.3)%	(0.3)%	(0.3)%
Stock Compensation	(3.1)%	0.0%	0.0%
Noncontrolling partnership interest	0.0%	0.0%	(0.1)%
Permanent items	1.6%	0.0%	0.0%
Tax effect of undistributed earnings	1.4%	2.7%	3.4%
Other	(1.2)%	0.6%	0.6%
Effective income tax rate	31.0%	34.5%	35.9%

The following table summarizes the tax effect of temporary differences on the Company’s income tax provision:

	Year Ended August 31,
	2017	2016	2015
Current income tax provision	$21,141	$18,621	$15,383

Deferred provision (benefit):

Allowance for doubtful accounts	8	34	3
Inventories	139	(80)	(88)
Pension expense	(39)	(542)	(190)
Deferred compensation	250	272	(68)
Loan finance costs	5	5	6
Accruals	(270)	(95)	(90)
Warranty reserve	(89)	19	37
Depreciation and amortization	(2,714)	(2,166)	(1,794)
Restricted stock grant	(214)	(8)	222
Unrepatriated earnings	832	1,338	1,401
Valuation allowance	24	—	—
Foreign amortization	(2)	(21)	(70)
Other accrued expenses	(193)	(74)	61

Total deferred income tax benefit	(2,263)	(1,318)	(570)

Total income tax provision	$18,878	$17,303	$14,813

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$228	$236
Inventories	1,462	1,623
Accruals	800	531
Warranty reserve	120	31
Pension accrual	5,078	5,655
Deferred compensation	358	608
Deferred revenue	334	—
Loan finance costs	27	32
Restricted stock grants	792	589
Non-qualified stock options	26	15
Foreign other	—	428
Other	280	11
	9,505	9,759
Deferred tax liabilities:
Prepaid liabilities	(29)	(44)
Unrepatriated earnings	(2,298)	(2,486)
Unrealized gain/loss on restricted investments	(177)	(141)
Depreciation and amortization	(5,362)	(8,078)
Other	(25)	(16)
	(7,891)	(10,765)
Net deferred tax assets (liabilities)	$1,614	$(1,006)

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

A summary of the Company’s adjustments to its uncertain tax positions in fiscal years ended August 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, at beginning of the year	$1,229	$1,249	$1,030
Increase for tax positions related to the current year	65	37	75
Increase for tax positions related to prior years	16	98	—
Increase for interest and penalties	6	102	144
Decreases for lapses of statute of limitations	(59)	(257)	—
Balance, at end of year	$1,257	$1,229	$1,249

The unrecognized tax benefits mentioned above include an aggregate of $647 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

positions in income tax expense. An increase in accrued interest and penalty charges of approximately $40, net of federal tax expense, was recorded as a tax expense during the current fiscal year. The Company does not anticipate that its accrual for uncertain tax positions will be reduced by a material amount over the next twelve-month period, as it does not expect to settle any potential disputed items with the appropriate taxing authorities nor does it expect the statute of limitations to expire for any items.

The Company is subject to U.S. federal income tax, as well as to income tax of multiple state, local and foreign tax jurisdictions. The statute of limitations for all material U.S. federal, state, and local tax filings remains open for fiscal years subsequent to 2013. For foreign jurisdictions, the statute of limitations remains open in the U.K. for fiscal years subsequent to 2013 and in France for fiscal years subsequent to 2016.

Note 8—Operating Leases

The Company is obligated under various operating leases, primarily for real property and equipment. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of August 31, 2017, are as follows:

Future Operating
Year ending August 31,	Lease Payments
2018	$1,623
2019	1,562
2020	1,565
2021	1,459
2022	956
2023 and thereafter	3,141
Total future minimum lease payments	$10,306

Total rental expense for all operating leases amounted to $2,516, $1,631 and $1,541 for the years ended August 31, 2017, 2016 and 2015, respectively.

Note 9—Benefits and Pension Plans

401(k) Plans

The Company has a defined contribution plan adopted pursuant to section 401(k) of the Internal Revenue Code of 1986. Any qualified employee who has attained age 21 and has been employed by the Company for at least six months may contribute a portion of his or her salary to the plan and the Company will match 100% of the first one percent of salary contributed and 50% thereafter, up to an amount equal to three and one-half percent of such employee’s annual salary.

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

The Company’s contribution expense for all 401(k) plans was $519, $571 and $394 for the years ended August 31, 2017, 2016 and 2015, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Non-Qualified Deferred Savings Plan

The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s liability under the plans was $979 and $1,649 at August 31, 2017 and 2016, respectively.

Pension Plans

The Company has noncontributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan (“Qualified Plan”) and an unfunded supplemental plan (“Supplemental Plan”) designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant’s years of service and final average compensation. The Qualified Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2017.

Effective December 1, 2008, a “soft freeze” in the Qualified Plan was adopted whereby no new employees hired will be admitted to the Qualified Plan, with the exception of employees who are members of the International Association of Machinists and Aerospace Workers Union whose contract was amended in June 2012 to include a soft freeze with an effective date of July 15, 2012. All eligible participants who were admitted to the plan prior to the applicable soft freeze dates will continue to accrue benefits as detailed in the plan agreements.

Through our wholly-owned subsidiary NEPTCO, the Company has a third defined benefit pension plan (“NEPTCO Pension Plan”) covering our union employees at our Pawtucket facility. This plan was frozen effective October 31, 2006, and as a result, no new participants can enter the plan and the benefits of current participants were frozen as of that date. The benefits are based on years of service and the employee’s average compensation during the earlier of five years before retirement, or October 31, 2006. The NEPTCO Pension Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the NEPTCO Pension Plan is August 31, 2017.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following tables reflect the status of the Company’s pension plans for the years ended August 31, 2017, 2016 and 2015:

	Year Ended August 31,
	2017	2016	2015
Change in benefit obligation
Projected benefit obligation at beginning of year	$23,636	$20,401	$18,279
Service cost	288	295	349
Interest cost	681	728	678
Assumption change	—	—	40
Actuarial (gain) loss	(533)	2,636	1,762
Settlements	(313)	(376)	(619)
Benefits paid	(1,086)	(48)	(89)
Projected benefit obligation at end of year	$22,673	$23,636	$20,401

Change in plan assets
Fair value of plan assets at beginning of year	$8,440	$8,120	$8,818
Actual return on plan assets	757	422	(296)
Employer contribution	1,205	322	306
Settlements	(313)	(376)	(619)
Benefits paid	(1,086)	(48)	(89)
Fair value of plan assets at end of year	$9,003	$8,440	$8,120

Funded status at end of year	$(13,670)	$(15,196)	$(12,281)

	Year Ended August 31,
	2017	2016	2015
Amounts recognized in consolidated balance sheets
Noncurrent assets	$566	$382	$634
Current liabilities	(1,570)	(15)	(14)
Noncurrent liabilities	(12,666)	(15,563)	(12,901)
Net amount recognized in consolidated balance sheets	$(13,670)	$(15,196)	$(12,281)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$21,007	$22,023	$18,784
Projected benefit obligations	$22,673	$23,636	$20,401
Plan assets at fair value	$9,003	$8,440	$8,120

Amounts recognized in accumulated other comprehensive income
Prior service cost	$54	$57	$61
Net actuarial loss	9,890	11,561	9,417
Adjustment to pre-tax accumulated other comprehensive income	$9,944	$11,618	$9,478

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	Year Ended August 31,
	2017	2016	2015
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$1,277	$511	$4,371
Amortization of loss	(895)	(574)	(667)
Supplemental plan assumption change	(2,038)	2,219	(1,667)
Amortization of prior service cost	(3)	(3)	(3)
Effect of settlement on accumulated other comprehensive income	(14)	(13)	(188)
Total recognized in other comprehensive income	(1,673)	2,140	1,846

Net periodic pension cost	1,353	1,097	1,280

Total recognized in net periodic pension cost and other comprehensive income	$(320)	$3,237	$3,126

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$3	$3	$3
Net actuarial loss	485	895	574

Prior service cost arose from the amendment of the plan’s benefit schedules to comply with the Tax Reform Act of 1986 and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Components of net periodic pension cost for the fiscal years ended August 31, 2017, 2016 and 2015 included the following:

	2017	2016	2015
Components of net periodic benefit cost
Service cost	$288	$295	$349
Interest cost	681	728	678
Expected return on plan assets	(528)	(516)	(605)
Amortization of prior service cost	3	3	3
Amortization of accumulated loss	895	574	667
Settlement and curtailment loss	14	13	188
Net periodic benefit cost	$1,353	$1,097	$1,280

Weighted average assumptions used to determine benefit obligations as of August 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Discount rate
Qualified plan	3.30%	2.90%	4.16%
Supplemental plan	2.73%	2.97%	3.22%
NEPTCO plan	2.95%	2.55%	4.30%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

Weighted average assumptions used to determine net periodic benefit cost for the years ended August 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Discount rate
Qualified plan	2.90%	4.16%	3.83%
Supplemental plan	2.97%	3.22%	3.01%
NEPTCO plan	2.55%	4.30%	4.06%
Expected long-term return on plan assets
Qualified plan	6.50%	6.50%	7.00%
Supplemental plan	—%	—%	—%
NEPTCO plan	6.50%	6.50%	7.00%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

It is the Company’s policy to evaluate, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high quality, long-term obligations. The Moody’s Corporate Aa Bond index has generally been used as a benchmark for this purpose, with adjustments made if the duration of the index differed from that of the plan. For periods since August 31, 2008, the discount rate has been determined by matching the expected payouts from the respective plans to the spot rates inherent in the Citigroup Pension Discount Curve. A single rate is then developed, that when applied to the expected cash flows, results in the same present value as determined using the various spot rates. The Company believes that this approach produces the most appropriate approximation of the plan liability.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The Company estimates that each 100-basis point reduction in the discount rate would result in additional net periodic pension cost, the Company’s primary pension obligation, of approximately $51 for the Qualified Plan and $39 for the Supplemental Plan. For the current fiscal year, the NEPTCO Pension Plan expense is insignificant so sensitivity disclosure is not presented. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100-basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $69 for the Qualified Plan. No rate of return is assumed for the Supplemental Plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

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

The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to the plan’s obligations. This includes investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.

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

The Qualified Plan has the following target allocation and weighted average asset allocations as of August 31, 2017, 2016 and 2015:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2017	2016	2015
Equity securities	10-80%	39%	46%	44%
Debt securities	20-70%	61%	54%	56%
Other	0-100%	—%	—%	—%
Total	100%	100%	100%	100%

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

The primary policy objectives will be met by investing assets to achieve a reasonable tradeoff between return and risk relative to the plan’s obligations. This includes investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.

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

The NEPTCO Pension Plan has the following target allocation and weighted average asset allocations as of August 31, 2017, 2016 and 2015:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2017	2016	2015
Equity securities	10-80%	43%	43%	41%
Debt securities	20-70%	51%	50%	53%
Other	0-100%	6%	7%	6%
Total	100%	100%	100%	100%

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table presents the Company’s pension plan assets at August 31, 2017 and 2016 by asset category:

		Fair value measurements at				Fair value measurements at
		August 31, 2017				August 31, 2016
			Significant				Significant
		Quoted prices	other	Significant		Quoted prices	other	Significant
		in active	observable	unobservable		in active	observable	unobservable
	August 31,	markets	inputs	inputs	August 31,	markets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)	2016	(Level 1)	(Level 2)	(Level 3)
Asset Category
Equity securities	$3,589	$3,589	$—	$—	$3,866	$3,866	$—	$—
Debt securities	5,336	5,336	—	—	4,499	4,499	—	—
Other	78	78	—	—	75	75	—	—

Total	$9,003	$9,003	$—	$—	$8,440	$8,440	$—	$—

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

Estimated Future Benefit Payments

The following pension benefit payments (which include expected future service) are assumed to be paid in each of the following fiscal years based on the participants’ normal retirement age:

Year ending August 31,	Pension Benefits
2018	$2,395
2019	1,970
2020	1,998
2021	1,916
2022	2,299
2023-2027	$9,345

The Company contributed $1,205,  $322 and $306 to fund its obligations under the pension plans for the years ended August 31, 2017, 2016 and 2015,  respectively. The Company plans to make the necessary contributions during fiscal 2018 to ensure its pension plans continue to be adequately funded given the current market conditions, and estimates approximately $1,800 in contributions during fiscal 2018.

Note 10—Stockholders’ Equity

2013 Equity Incentive Plan

In October 2012, the Company adopted, and the stockholders subsequently approved, the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2013 Plan was initially 1,200,000. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2017, 1,078,015 shares remained available for future grant under the 2013 Plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

2005 Incentive Plan

In November 2005, the Company adopted, and the stockholders subsequently approved, the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2005 Plan was initially 1,000,000. The Company is no longer granting equity awards under the 2005 Plan.

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

Restricted Stock

Employees and Executive Management

In October 2012, the Board of Directors of the Company approved the fiscal year 2013 Long Term Incentive Plan (“LTIP”) for the executive officers and other members of management. The 2013 LTIP was an equity-based plan with a grant date of October 22, 2012. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service-based restricted stock grant of 11,861 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2015, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time‑based restricted stock grant of 16,505 and 1,931 shares in the aggregate, with vesting dates of August 31, 2015 and August 31, 2013, respectively, for which compensation expense was recognized on a ratable basis over the vesting period.

Based on the fiscal year 2013 financial results, 11,861 additional shares of restricted stock (total of 23,722 shares) were earned and granted subsequent to the end of fiscal year 2013 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.

In September 2013, the Board of Directors of the Company approved the fiscal year 2014 LTIP for the executive officers and other members of management.  The 2014 LTIP was an equity-based plan with a grant date of September 1, 2013.  In addition to the stock option component described below, the plan contained the following restricted stock components:  (a) performance and service-based restricted stock grant of 7,529 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2016, for which compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 8,323 and 1,040 shares in the aggregate, with vesting dates of August 31, 2016 and August 31, 2014, respectively, for which  compensation expense was recognized on a ratable basis over the vesting period.

Based on the fiscal year 2014 financial results, 5,485 additional shares of restricted stock (total of 13,014 shares) were earned and granted subsequent to the end of fiscal year 2014 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.

In August 2014, the Board of Directors of the Company approved the fiscal year 2015 LTIP for the executive officers and other members of management.  The 2015 LTIP was an equity-based plan with a grant date of September 1, 2014. In addition to the stock option component described below, the plan contained the following restricted stock  components:  (a) a performance and service-based restricted stock grant of 6,993 shares in the aggregate, subject to

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

adjustment based on fiscal 2015 results, with a vesting date of August 31, 2017, for which compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 7,005 and 1,127 shares (total of 8,132 shares)  in the aggregate, with vesting dates of August 31, 2017 and September 1, 2014, respectively.  Compensation expense was being recognized on a ratable basis over the vesting period.

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

During the first quarter of fiscal 2016, an additional grant of 5,000 restricted shares was made to a non-executive member of management with a vesting date of October 20, 2020. Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2016, the Board of Directors of the Company approved the fiscal year 2017 LTIP for the executive officers and other members of management.  The 2017 LTIP is an equity-based plan with a grant date of September 1, 2016.  In addition to the stock option component described below, the plan contains the following restricted stock components: (a) a performance and service-based restricted stock grant of 5,399 shares in the aggregate, subject to adjustment based on fiscal 2017 results, with a vesting date of August 31, 2019, for which compensation expense being is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 5,367 shares in the aggregate, with a vesting date of August 31, 2019. Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2016, the Board of Directors of the Company approved equity retention agreements with certain executive officers.  The equity-based retention agreements have a grant date of September 1, 2016. In addition to the stock option component described below, the equity retention agreements contain a time-based restricted stock grant of 16,312 shares in the aggregate, with 7,768 shares having a vesting date of August 31, 2019, and 8,544 shares, which had an original vesting date of August 31, 2021, amended in August 2017 to vest in five equal annual installments over the five-year period following the grant date. Compensation expense is being recognized on a ratable basis over the vesting period.

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

In February 2017, as part of their standard compensation for board service, non-employee members of the Board received a total grant of 2,407 shares of restricted stock for service for the period from January 31, 2017 through January 31, 2018.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is recognized on a ratable basis over the twelve-month vesting period.

A summary of the transactions of the Company’s restricted stock plans for the years ended August 31, 2017, 2016 and 2015 is presented below:

	Non Employee Directors	Weighted Average Grant Date Fair Value	Officers and Employees	Weighted Average Grant Date Fair Value
Unvested restricted stock at August 31, 2014	4,878	$29.52	56,079	$18.83
Granted	5,361	$36.19	36,610	$37.76
Vested	(4,878)	$29.52	(32,234)	$16.68
Forfeited or cancelled	—		(12,186)	$14.63
Unvested restricted stock at August 31, 2015	5,361	$36.19	48,269	$35.68
Granted	4,554	$48.12	25,330	$39.07
Vested	(5,361)	$36.19	(18,271)	$29.72
Forfeited or cancelled	—		—
Unvested restricted stock at August 31, 2016	4,554	$48.12	55,328	$39.20
Granted	2,407	$91.05	42,160	$60.67
Vested	(4,554)	$48.12	(23,516)	$38.81
Forfeited or cancelled	—		—
Unvested restricted stock at August 31, 2017	2,407	$91.05	73,972	$51.56

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

In October 2012, the Board of Directors of the Company approved the fiscal year 2013 LTIP for the executive officers and other members of management. The 2013 LTIP was an equity-based plan with a grant date of October 22, 2012 and included options to purchase 43,964 shares of common stock in the aggregate with an exercise price of $16.00 per share. The options vested in three equal annual allotments ending on August 31, 2015. The options will expire on October 22, 2022. Compensation expense was recognized over the period of the award on an annual basis consistent with the vesting terms.

In September 2013, the Board of Directors of the Company approved the fiscal year 2014 LTIP for the executive officers and other members of management.  The 2014 LTIP was an equity-based plan with a grant date of September 1, 2013 and included options to purchase 25,969 shares of common stock in the aggregate with an exercise price of $29.72 per share.  The options vested in three equal annual allotments ending on August 31, 2016. The options will expire on August 31, 2023.  Compensation expense was recognized over the period of the award on an annual basis consistent with the vesting terms.

In August 2014, the Board of Directors of the Company approved the fiscal year 2015 LTIP for the executive officers and other members of management.  The 2015 LTIP is an equity-based plan with a grant date of September 1, 2014 and included options to purchase 22,750 shares of common stock in the aggregate with an exercise price of $35.50 per share.  The options vested in three equal annual installments ending on August 31, 2017. Of the options granted, 7,438 will expire on August 31, 2024 and 15,312 will expire on September 1, 2024.  Compensation expense was recognized over the period of the award on an annual basis consistent with the vesting terms.

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

In August 2016, the Board of Directors of the Company approved the fiscal year 2016 LTIP for the executive officers and other members of management.  The 2016 LTIP is an equity-based plan with a grant date of September 1, 2016 and included options to purchase 15,028 shares of common stock in the aggregate with an exercise price of $64.37 per share.  The options vest in three equal annual installments ending on August 31, 2019. Of the options granted, 5,596 options will expire on August 31, 2026, and 9,432 options will expire on September 1, 2026. Compensation expense is recognized over the period of the award consistent with the vesting terms.

In August 2016, the Board of Directors of the Company approved equity retention agreements with certain executive officers.  The equity-based retention agreements have a grant date of September 1, 2016 and included options to purchase 23,563 shares of common stock in the aggregate with an exercise price of $64.37 per share.  These options will cliff vest on August 31, 2019 and will expire on August 31, 2026. Compensation expense is recognized over the period of the award consistent with the vesting terms.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes information about stock options outstanding as of August 31, 2017:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.70	15,105	3.0	$12.70	$1,220	15,105	$12.70	$1,220
$12.77	16,953	4.0	$12.77	$1,369	16,953	$12.77	$1,369
$16.00	25,087	5.1	$16.00	$1,944	25,087	$16.00	$1,944
$16.53	3,926	3.7	$16.53	$302	3,926	$16.53	$302
$29.72	16,246	6.0	$29.72	$1,036	16,246	$29.72	$1,036
$35.50	17,965	7.0	$35.50	$1,042	17,965	$35.50	$1,042
$39.50	19,101	8.0	$39.50	$1,032	13,264	$39.50	$716
$64.37	38,591	9.0	$64.37	$1,124	6,641	$64.37	$194
	152,974	6.4	$34.21	$9,069	115,187	$25.58	$7,823

All stock option plans have been approved by the Company’s stockholders. Options are granted with an exercise price that is equal to the closing market value of the Company’s common stock on the day preceding the grant date, which is determined not to be materially different from the opening market value on the date of grant.

A summary of the transactions of the Company’s stock option plans for the years ended August 31, 2017, 2016 and 2015 is presented below:

	Officers and Employees	Weighted Average Exercise Price
Options outstanding at August 31, 2014	463,901	$15.43
Granted	22,750	$35.50
Exercised	(169,038)	$15.21
Forfeited or cancelled	(4,224)	$22.25
Options outstanding at August 31, 2015	313,389	$16.92
Granted	21,275	$39.50
Exercised	(140,113)	$15.27
Forfeited or cancelled	—
Options outstanding at August 31, 2016	194,551	$20.57
Granted	38,591	$64.37
Exercised	(80,168)	$15.62
Forfeited or cancelled	—
Options outstanding at August 31, 2017	152,974	$34.21
Options exercisable at August 31, 2017	115,187	$25.58

The weighted average grant date fair value of options granted in the years ended August 31, 2017, 2016 and 2015 was $21.22,  $13.80 and $12.10 per share, respectively.

The total pretax intrinsic value of stock options exercised was $6,243, $6,880 and $3,972 for the years ended August 31, 2017, 2016, and 2015, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Excluding the common stock currently reserved for issuance upon exercise of the 152,974 outstanding options, there are 1,078,015 shares of common stock available for future issuance under the Company’s 2013 Equity Incentive Plan. Based on historic experience, management estimates all outstanding stock options will vest.

The income tax benefit realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was $1,917, $1,784 and $1,088 for the years ended August 31, 2017, 2016 and 2015, respectively.

As of August 31, 2017, unrecognized expense related to all stock-based compensation described above was $3,176 (including $2,713 for restricted stock and $463 for stock options), which will be recognized over the next four fiscal years.

Note 11—Segment Data

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment. The segments are distinguished by the nature of the products we manufacture and how they are delivered to their respective markets.

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, polymeric microspheres, and polyurethane dispersions. Beginning June 23, 2016, and September 30, 2016, respectively, the Industrial Materials segment includes the acquired operations of HumiSeal India Private Limited (formerly Spray Products (India) Private Limited) and of Resin Designs, LLC. Both were obtained through acquisition and included in the Company’s electronic and industrial coatings product line. Prior to the April 3, 2017 sale of the business, the segment’s products also included glass-based strength elements, designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following tables summarize information about the Company’s segments:

	Years Ended August 31,
	2017		2016		2015
Revenue
Industrial Materials	$202,956		$181,728		$176,547
Construction Materials	49,604		56,366		61,499
Total	$252,560		$238,094		$238,046

Income before taxes
Industrial Materials	$67,561	(a)	$53,530	(c)	$46,388	(e)
Construction Materials	18,205		19,967		17,272
Total for reportable segments	85,766		73,497		63,660
Corporate and common costs	(24,874)	(b)	(23,387)	(d)	(22,434)	(f)
Total	$60,892		$50,110		$41,226

Includes the following costs by segment:
Industrial Materials
Interest	$629		$791		$913
Depreciation	3,423		3,918		4,050
Amortization	7,839		6,427		5,178

Construction Materials
Interest	$210		$263		$150
Depreciation	718		761		1,123
Amortization	1,288		1,409		1,584

a)

Includes a $2,013 gain on sale of our fiber optic cable components business and $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs

b)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, facility exit and demolition costs of $70 related to the Company’s Randolph, MA location, a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location, a $68 gain related to the December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA and $14 of pension-related settlement costs due to the timing of lump sum distributions

c)

Includes a $1,031 gain on sale of our RodPack wind energy business contained within our structural composites product line and a $365 write-down on certain other structural composites assets based on usage constraints following the sale, both recognized in November 2015

d)	Includes $935 in Randolph, MA facility exit and demolition costs, a $877 gain on the write-down of an annuity and $13 of pension-related settlement costs due to the timing of lump sum distributions
e)	Includes $65 of expense related to inventory step-up in fair value related to the January 2015 acquisition of the specialty chemical intermediates product line
f)

Includes $584 in expenses related to the January 2015 acquisition of the specialty chemical intermediates product line and $188 of pension-related settlement costs due to the timing of lump sum distributions

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	As of August 31,
	2017	2016
Total Assets
Industrial Materials	$156,263	$136,003
Construction Materials	38,162	38,983
Total for reportable segments	194,425	174,986
Corporate and common assets	60,313	87,833
Total	$254,738	$262,819

Note 12—Export Sales and Foreign Operations

Export sales from continuing domestic operations to unaffiliated third parties were $36,719,  $28,826 and $27,955 for the years ended August 31, 2017, 2016 and 2015, respectively. The increase in export sales in fiscal 2017 against both fiscal 2016 and 2015 resulted from increased export sales into China, and certain European countries.

The Company’s products are sold worldwide. Revenue for the years ended August 31, 2017, 2016 and 2015, are attributed to operations located in the following countries:

	Years Ended August 31,
	2017	2016	2015
Revenue
United States	$217,745	$197,776	$189,398
United Kingdom	16,691	24,048	32,006
All other foreign (1)	18,124	16,270	16,642
Total	$252,560	$238,094	$238,046

(1)	Inclusive of sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

As of August 31, 2017 and 2016, the Company had long‑lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization in the following countries:

	As of August 31,
	2017	2016
Long-lived Assets
United States
Property, plant and equipment, net	$30,253	$32,176
Goodwill and Intangible assets, less accumulated amortization	90,673	72,653

United Kingdom
Property, plant and equipment, net	3,184	3,214
Goodwill and Intangible assets, less accumulated amortization	5,685	6,270

All other foreign
Property, plant and equipment, net	1,323	1,352
Goodwill and Intangible assets, less accumulated amortization	1,272	1,233

Total
Property, plant and equipment, net	$34,760	$36,742
Goodwill and Intangible assets, less accumulated amortization	$97,630	$80,156

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 13—Supplemental Cash Flow Data

Supplemental cash flow information for the years ended August 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Income taxes paid	$21,025	$17,550	$11,987
Interest paid	$786	$1,059	$1,114

Noncash Investing and Financing Activities
Common stock received for payment of stock option exercises	$1,158	$2,015	$2,180
Property, plant and equipment additions included in accounts payable	$220	$22	$53
Deferred tax assets and liabilities acquired from noncontrolling interest	$—	$—	$446

Acquisition of Resin Designs
Current assets	$3,240
Property, plant & equipment	623
Goodwill and Intangible assets	27,042
Accounts payable and accrued liabilities	(635)
Payments for acquisitions	(30,270)

Sale of Fiber Optic Cable Components product line
Inventory	$(1,167)
Property, plant and equipment	(166)
Goodwill and Intangible assets	(512)
Gain on sale of business	(2,013)
Due from sale of business (recorded within Other assets)	400
Cash received from sale of product line, net of transaction costs	3,458

Acquisition of Spray Products (India) Private Limited
Current assets (excluding cash)		$55
Property and equipment		1,027
Goodwill		107
Accounts payable and accrued liabilities		(28)
Payments for acquisitions, net of cash acquired		(1,161)

Sale of RodPack Business
Property, plant and equipment		$(846)
Intangible assets		(309)
Gain on sale of business		(1,031)
Due from sale of business	$(457)	457
Cash received from sale of business	457	1,729

Acquisition of specialty chemical intermediates product line
Inventory			$610
Property, plant and equipment			1,064
Goodwill and Intangible assets			31,611
Payments for acquisitions			(33,285)

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

Purchase accounting was completed in the fourth quarter of fiscal 2017 with no material adjustments made to the initial amounts recorded. The purchase price has been allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Supplemental Pro Forma Data (unaudited)

The following table presents the pro forma results of the Company for the years ended August 31, 2017 and 2016 as though the Resin Designs acquisition described above occurred on September 1, 2015 (the first day of fiscal 2016). The actual revenue and expenses for the acquired business are included in the Company’s fiscal 2017 consolidated results beginning on September 30, 2016. From the date of acquisition (September 30, 2016) through August 31, 2017, revenue and net income for the Resin Designs operations included in the consolidated statement of operations were $14,868 and $669, respectively, including the effects of $584 in acquisition-related costs, $190 in sale of inventory step-up cost, and additional amortization expense recognized related to intangible assets recorded as part of the transaction. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost and the income tax impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2015.

	Years Ended August 31,
	2017	2016
Revenue	$254,145	$250,021
Net income	42,685	32,228
Net income attributable to Chase Corporation	42,685	32,228

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$4.56	$3.49
Diluted earnings per share	$4.51	$3.44

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

The Company accounted for the joint venture partner’s noncontrolling interest in the JV under ASC Topic 810 “Consolidations” (“ASC 810”). Based on the criteria in ASC 810, the Company had determined that the JV qualified as a variable interest entity.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial liabilities measured at fair value other than long‑term debt and that its financial assets are currently all classified within Level 1 or Level 2 in the fair value hierarchy. The financial assets classified as Level 1 and Level 2 as of August 31, 2017 and 2016 represent investments which are restricted for use in non-qualified retirement savings plans for certain key employees and directors.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of August 31, 2017 and 2016:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	August 31, 2017	$964	$926	38	—

Restricted investments	August 31, 2016	$1,637	$1,610	27	—

The following table presents the fair values of the Company’s long‑term debt as of August 31, 2017 and 2016 which is recorded at its carrying amount:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	August 31, 2017	$—	$—	—	—

Long-term debt	August 31, 2016	$43,400	$—	43,400	—

The carrying value of the long‑term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates, and is consistent with the interest rate the Company believes it could currently obtain for a similar financing arrangement.

Note 17—Net Income Per Share

The determination of earnings per share under the two‑class method is as follows:

	Years Ended August 31,
	2017	2016	2015
Net income attributable to Chase Corporation	$42,014	$32,807	$26,318
Less: Allocated to participating securities	454	266	214
Available to common shareholders	$41,560	$32,541	$26,104
Basic weighted average shares outstanding	9,249,343	9,167,333	9,086,043
Additional dilutive common stock equivalents	108,071	126,744	168,011
Diluted weighted average shares outstanding	9,357,414	9,294,077	9,254,054
Net income available to common shareholders, per common and common equivalent share
Basic	$4.49	$3.55	$2.87
Diluted	$4.44	$3.50	$2.82

For the respective years ended August 31, 2016 and 2015, stock options to purchase 9,354 and 20,271 shares of common stock were outstanding, but were not included in the calculation of diluted net income per share because their inclusion would be antidilutive. No stock options were excluded from the calculation for the year ended August 31, 2017. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 18—Sale of Businesses

Sale of Fiber Optic Cable Components Product Line

On April 3, 2017, Chase executed an agreement with an unrelated party, to sell all inventory, machinery and equipment and intangible assets of the Company’s fiber optic cable components product line for proceeds of $3,858, net of transaction costs and following certain working capital adjustments. Given its low-growth and low-margin prospects, and a customer, supplier and equipment base separate from our other businesses, the fiber optic cable components product line, which was formerly part of the Company’s Industrial Materials segment, was determined to not be part of Chase’s long-term strategy. The divesture was accounted for under ASC Topic 360, “Disclosure - Impairment or Disposal of Long-Lived Assets.” In accordance with this accounting standard, the resulting pre-tax gain on sale of $2,013 was recognized in fiscal 2017 as gain on sale of businesses within the consolidated statement of operations. Chase received $3,458, net of transaction costs, in the third quarter of fiscal 2017, with the remaining $400 placed in escrow; the portion of the sale price held in escrow was recorded as a non-current asset within other assets as of August 31, 2017, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the sale.

Subsequent to the sale, Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services; this arrangement is anticipated to last for multiple years.  Subsequent to the sale, Chase charged the purchaser $740 for manufacturing services, which the Company recognized as revenue within the Industrial Materials segment, and $100 for selling and administrative expenses, which the Company recognized as an offset to selling, general and administrative expenses. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase charged $54 in rental income subsequent to the sale related to this lease, which the Company recognized within other income (expense) on the consolidated statement of operations

Sale of RodPack Business

In November 2015, the Company sold its RodPack wind energy business, contained within its structural composites product line, to an otherwise unrelated party for proceeds of $2,186. The Company’s structural composites product line is a part of the Company’s Industrial Materials segment. The Company is not restricted in its use of the net proceeds from the sale.

The sale resulted in a pre-tax book gain of $1,031, which was recorded within the consolidated statement of operations as gain on sale of businesses in fiscal 2016.  The Company received $1,500 of the proceeds in the first quarter of fiscal 2016, and received three additional payments each for $229 during the quarters ended May 31, 2016, November 30, 2016 and August 31, 2017. At August 31, 2016, the Company held the then receivable balance ($457) as a current asset (Due from sale of business). The Company will provide ongoing development support to the Buyer for which it will receive additional consideration upon the completion of services.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 19—Sale of Real Estate

Sale of Paterson, NJ Location

In November 2016, the Company finalized the sale of its Paterson, NJ property for cash proceeds in the amount of $1,382. This transaction resulted in a gain of $792, which was recorded in the Company’s consolidated statement of operations as a gain on sale of real estate during the fiscal quarter ended November 30, 2016.

During the second quarter of fiscal 2016, as part of its ongoing facility consolidation and rationalization initiative, the Company committed to a plan to actively market the Paterson, NJ property for sale. At that time, Chase owned the building and leased the land from the landowner.  Prior to the sale in fiscal 2017, the building was being leased to a tenant and the land was being sub-leased. Upon commitment to a plan to sell the property, the Company reclassified the net book value of the related assets to assets held for sale. The assets held for sale had been reported within Corporate and Common assets as of August 31, 2016.

Sale of Former Corporate Headquarters in Bridgewater, MA

In October 2016, Chase entered into an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. In December 2016, during the second fiscal quarter of 2017, the sale was finalized for gross cash proceeds in the amount of $740, resulting in a gain on sale of $68. See Note 23 to the Consolidated Financial Statements for additional information on the sale of the Bridgewater, MA location.

Note 20—Exit Costs Related to Idle Facility

In fiscal 2017 and 2016, the Company recognized $70 and $935, respectively, in expenses to raze its Randolph, MA facility, which has been idle regarding production for several years. The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale during the second quarter of fiscal 2016. These actions were taken as part of the Company’s on-going facility consolidation and rationalization initiative. The Company substantially completed the demolition of the structure in the fourth fiscal quarter of 2016, and completed other environmental aspects of the project during fiscal 2017. The sale of the property is anticipated to follow in a subsequent period, and any future expenses related to the project are not anticipated to be material.   See Note 21 to the Consolidated Financial Statements for additional information on assets held for sale.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 21—Assets Held for Sale

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

       Net book value of assets held for sale as of August 31, 2017 and 2016 were:

	August 31, 2017	August 31, 2016
Randolph, MA - Property (1)	$14	$14
Paterson, NJ - Building and leasehold improvements (2)	—	590
Total	$14	$604
(1)	See Note 20 to the Consolidated Financial Statements for additional information on Randolph, MA location assets held for sale as of August 31, 2017 and 2016
(2)	See Note 19 to the Consolidated Financial Statements for additional information on Paterson, NJ location assets held for sale as of August 31, 2016

Note 22—Commitments and Contingencies

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

Note 23—Related Party Agreements

Reimbursements Related to Life Insurance Policies

The Edward L. Chase Trust (the “Trust”), owners of two insurance policies on the life of Claire E. Chase, reimbursed the Company for premiums paid on the policies in exchange for the Company’s release of any claims on them. In August 2016 (fiscal 2016), the Company received $1,238 related to the John Hancock (formerly Manufacturers’ Life Insurance Company) policy, the full value of premiums paid to date by the Company. In September 2016 (fiscal 2017), the Company received $1,504 related to the Metropolitan Life Insurance policy, its then cash surrender value, plus an additional prepaid related to the policy. Claire E. Chase is the spouse of a former executive of the Company, Edward L. Chase (deceased), and who in each case are the parents of Peter R. Chase (the Executive Chairman of the Company) and Mary Claire Chase (Director) and the grandparents of Adam P. Chase (the President and CEO of the Company). The Trust is the beneficial owner of more than 5% of the Company’s common stock. Terms and conditions of these transactions were reviewed and approved by the independent members of the Company's Board of Directors in advance. Please see Note 5 to the Company’s Consolidated Financial Statements for additional information on the cash surrender value of life insurance policies held by the Company at August 31, 2017 and 2016.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Settlement of a Life Annuity

During the fourth quarter of fiscal 2016, the Company recognized a gain of $877 to selling, general and administrative expenses related to a life annuity payable to Barbara A. Chase (deceased). Upon Ms. Chase’s passing in August 2016, the Company’s payment obligation ceased, and the previously recorded liability was written down. Barbara A. Chase is the spouse of a former executive of the Company, Francis M. Chase (deceased) and who are in each case the respective aunt and uncle of Peter R. Chase and Mary Claire Chase and respective great-aunt and great-uncle of Adam P. Chase.

Sale of Former Corporate Headquarters in Bridgewater, MA

In October 2016, Chase entered an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. In December 2016, the sale was finalized for gross proceeds of $740, resulting in a gain on sale of $68, which was recognized in the second quarter of fiscal 2017. The buyer, Bridgewater State University Foundation, Inc., was deemed a related party because of previously existing professional connections between it and two members of the Company’s Board of Directors, including Peter R. Chase and Dana Mohler-Faria (Director). The terms and conditions of the proposed transaction were reviewed and approved by all members of the Company's Board of Directors who were not parties related to the potential buyer, prior to entering the October 2016 agreement. They concluded that the sale price was appropriate, after considering a recent market appraisal of the land and building performed by an independent third-party valuation firm.

NEPTCO JV LLC Noncontrolling Membership Interest

As part of the Company’s purchase of NEPTCO in June 2012, it also acquired NEPTCO’s 50% ownership stake in its financially controlled joint venture, NEPTCO JV LLC (“JV”). The JV was originally formed by NEPTCO and a joint venture partner, Owens Corning, in 2003, whereby each member’s fiber optic strength elements businesses were combined. Prior to the Company’s October 31, 2014 purchase of the outstanding 50% noncontrolling membership interest from its joint venture partner, this venture, was managed and operated on a day‑to‑day basis by the Company.  While operating under the joint ownership of the members, the JV had agreed to purchase a minimum of 80% of its total glass fiber requirements from Owens Corning. Additionally, the JV had agreed to purchase private‑label products exclusively from an affiliate of the joint venture partner; however, the JV was not subject to a minimum purchase requirement on private‑label products. These purchase agreements were terminated on October 31, 2014. Purchases from the joint venture partner totaled $332 for the period from September 1, 2014 through October 31, 2014. Please see Notes 14 and 15 to the Company’s Consolidated Financial Statements for additional information on the JV.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 24—Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited operating results for each of the Company’s quarters in the years ended August 31, 2017 and 2016:

	Fiscal Year 2017 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$60,269	$56,288	$63,641	$67,679	$247,877
Gross Profit on Sales	24,980	23,430	26,130	27,301	101,841
Net income attributable to Chase Corporation	$10,363	$8,383	$11,855	$11,413	$42,014
Net income available to common shareholders, per common and common equivalent share:
Basic	$1.11	$0.90	$1.27	$1.22	$4.49
Diluted	$1.10	$0.89	$1.26	$1.21	$4.44

	Fiscal Year 2016 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$56,746	$53,706	$63,480	$60,518	$234,450
Gross Profit on Sales	22,029	18,811	24,938	24,234	90,012
Net income attributable to Chase Corporation	$7,449	$6,972	$7,531	$10,855	$32,807
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.81	$0.75	$0.81	$1.17	$3.55
Diluted	$0.80	$0.74	$0.80	$1.16	$3.50

Note: Quarterly earnings per share amounts may not sum to earnings per share for the year due to rounding.

Note 25—Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s accounts receivable reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2017	$830	$197	$(571)	$456
August 31, 2016	$705	$196	$(71)	$830
August 31, 2015	$670	$83	$(48)	$705

The following table sets forth activity in the Company’s warranty reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2017	$—	$220	$—	$220
August 31, 2016	$230	$143	$(373)	$—
August 31, 2015	$270	$44	$(84)	$230

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 26—Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total
Balance at August 31, 2015	$47	$(5,934)	$(2,099)	$(7,986)

Other comprehensive gains (losses) before reclassifications	51	(2,116)	(6,098)	(8,163)
Reclassifications to net income of previously deferred (gains) losses	(44)	714	—	670
Other comprehensive income (loss)	7	(1,402)	(6,098)	(7,493)

Balance at August 31, 2016	$54	$(7,336)	$(8,197)	$(15,479)
Other comprehensive gains (losses) before reclassifications	155	221	788	1,164
Reclassifications to net income of previously deferred (gains) losses	(88)	934	—	846
Other comprehensive income (loss)	67	1,155	788	2,010

Balance at August 31, 2017	$121	$(6,181)	$(7,409)	$(13,469)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income:

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Year Ended	Year Ended	Location of Gain (Loss) Reclassified from Accumulated
	August 31, 2017	August 31, 2016	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(127)	$(67)	Selling, general and administrative expenses
Tax expense (benefit)	39	23
Gain net of tax	$(88)	$(44)

Loss on Funded Pension Plan adjustments:
Change in funded status of pension plans	$98	$106	Cost of products and services sold
Change in funded status of pension plans	$1,255	$991	Selling, general and administrative expenses
Tax expense (benefit)	(419)	(383)
Loss net of tax	$934	$714

Total net loss reclassified for the period	$846	$670

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of August 31, 2017, and has issued an unqualified opinion thereon as stated in their report, which appears under Item 8

Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2017, the Company completed the process of implementing its worldwide ERP computer system, and other applicable shared services, on operations associated with the Resin Designs, LLC assets acquired in September 2016.

Item 9b – Other Information

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company’s code of ethics applicable to senior management, procedures for shareholder nominations to the Company’s Board of Directors, and the Company’s Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2017.  Information regarding the Company’s executive officers found in the section captioned “Executive Officers of the Registrant” in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

Item 11 – Executive Compensation

The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company’s Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2017.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2017.

The following table summarizes the Company’s equity compensation plans as of August 31, 2017.  Further details on the Company’s equity compensation plans are discussed in the notes to the Consolidated Financial Statements.  The adoption of each of the Company’s equity compensation plans was approved by its shareholders.

	Number of shares of	Weighted
	Chase common	average exercise	Number of shares of
	stock to be issued	price of	Chase common stock
	upon the exercise of	outstanding	remaining available for
	outstanding options	options	future issuance

2005 Incentive Plan	102,528	$22.25	—
2013 Equity Incentive Plan	50,446	58.53	1,078,015
Total	152,974	$34.21	1,078,015

Item 13 –  Certain Relationships and Related Transactions, and director independence

The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company’s Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2017.

Item 14 – Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K, relating to fees paid to the Company’s independent registered public accounting firm and pre-approval policies of the Company’s Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2017.

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

10.1

Amended and Restated Stock Agreement dated as of August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company’s current report on Form 8-K filed on September 2, 2004).*

10.2

Chase Corporation Employee’s Supplemental Pension Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008). *

10.3

Chase Corporation Employee’s Supplemental Savings Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008). *

10.4

Chase Corporation Non-Qualified Retirement Savings Plan for the Board of Directors, amended and restated effective January 1, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed on April 9, 2009). *

10.5.1

Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, filed on July 17, 2006).*

10.5.2

Severance Agreement between the Company and Adam P. Chase dated October 1, 2008 (incorporated by reference from Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 16, 2009 (the “2009 Form 10-K”). *

10.5.3

Offer letter dated August 19, 2014 by and between Chase Corporation and Kenneth J. Feroldi  (incorporated by reference from Exhibit 10.5.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, filed on November 14, 2014 (the “2014 Form 10-K”). *

10.6.1	Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.44 to the Company’s 2004 Form 10-K).*

10.6.2	Form of award issued under Chase Corporation 2001 Senior Management Stock Plan (incorporated by reference from Exhibit 10.45 to the Company’s 2004 Form 10-K).*

10.7.1	2005 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 9, 2006).*

10.7.2	2013 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit A to the Company’s 2012 Proxy Statement filed on December 21, 2012).*

10.7.3

Form of restricted stock unit award issued for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*

10.7.4

Form of restricted stock unit award issued for members of Executive Management (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*

10.7.5

Form of restricted stock agreement issued for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended February 29, 2008, filed on April 9, 2008).*

10.7.6

Form of restricted stock agreement issued for members of Executive Management (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2007, filed on January 9, 2008).*

10.7.7	Form of stock option award issued (incorporated by reference from Exhibit 10.11.6 to the Company’s 2009 Form 10-K). *

10.9.1

Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on January 14, 2005).*

10.9.2	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed on January 14, 2005).*

10.10.1	FY 2017 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company's current report on Form 8-K filed on September 2, 2016).*

10.10.2	FY 2017 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 99.2 to the Company's current report on Form 8-K filed on September 2, 2016).*

10.10.3	FY 2018 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company's current report on Form 8-K filed on September 6, 2017).*

10.10.4	FY 2018 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 99.2 to the Company's current report on Form 8-K filed on September 6, 2017).*

10.10.5

Restricted Stock Agreement (equity retention agreement) between Chase Corporation and Adam P. Chase dated September 1, 2016 (incorporated by reference from Exhibit 10.10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, filed on January 6, 2017).*

10.10.6

Stock Option Agreement (equity retention agreement) between Chase Corporation and Adam P. Chase dated September 1, 2016 (incorporated by reference from Exhibit 10.10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, filed on January 6, 2017).*

10.10.7

Restricted Stock Agreement (equity retention agreement) between Chase Corporation and Kenneth J. Feroldi dated September 1, 2016 (incorporated by reference from Exhibit 10.10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, filed on January 6, 2017).*

10.10.8	Modification of Restricted Stock Agreement (equity retention agreement) between Chase Corporation and Kenneth J. Feroldi dated August 23, 2017.*

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

10.12.1

Amended and Restated Credit Agreement dated as of December 15, 2016 by and among Chase Corporation, NEPTCO Incorporated, the Guarantors named therein, Bank of America, N.A., as administrative agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed December 20, 2016)

10.12.2

First Amendment to Amended and Restated Credit Agreement, dated as of February 6, 2017 by and among Chase Corporation, NEPTCO Incorporated, the Guarantors, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, filed on April 7, 2017).

10.13

Asset Purchase and Sale Agreement dated as of January 28, 2015 between Henkel Corporation, as the Seller and Chase Corporation, as the Buyer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, filed on April 9, 2015).

10.14

Asset Purchase Agreement, dated September 30, 2016, between Chase Corporation and Resin Designs, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, filed on January 6, 2017).

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
November 9, 2017

By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer
November 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Chase	Executive Chairman	November 9, 2017
Peter R. Chase

/s/ Adam P. Chase	Director, President and Chief Executive Officer (Principal executive officer)	November 9, 2017
Adam P. Chase

/s/ Kenneth J. Feroldi	Treasurer and Chief Financial Officer (Principal financial officer and principal accounting officer)	November 9, 2017
Kenneth J. Feroldi

/s/ Mary Claire Chase	Director	November 9, 2017
Mary Claire Chase

/s/ Everett Chadwick, Jr	Director	November 9, 2017
Everett Chadwick, Jr

/s/ John H. Derby III	Director	November 9, 2017
John H. Derby III

/s/ Lewis P. Gack	Director	November 9, 2017
Lewis P. Gack

/s/ George M. Hughes	Director	November 9, 2017
George M. Hughes

/s/ Chad A. McDaniel	Director	November 9, 2017
Chad A. McDaniel

/s/ Dana Mohler-Faria	Director	November 9, 2017
Dana Mohler-Faria

/s/ Thomas Wroe, Jr	Director	November 9, 2017
Thomas Wroe, Jr