Form 10-Q
period 2017-11-30
CHASE CORP
filed 2018-01-09
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period November 30, 2017

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

The number of shares of Common Stock outstanding as of December 31, 2017 was 9,374,840

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2017

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward -looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include, without limitation, statements as to our future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.  Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$54,262	$47,354
Accounts receivable, less allowance for doubtful accounts of $333 and $456	34,976	38,051
Inventory	27,331	25,618
Prepaid expenses and other current assets	3,847	3,098
Due from sale of business	400	—
Assets held for sale	14	14
Prepaid income taxes	641	—
Total current assets	121,471	114,135

Property, plant and equipment, less accumulated depreciation of $45,614 and $44,277	34,430	34,760

Other Assets
Goodwill	50,911	50,784
Intangible assets, less accumulated amortization of $44,817 and $42,206	44,607	46,846
Cash surrender value of life insurance, less current portion	4,530	4,530
Restricted investments	1,057	964
Funded pension plan	549	566
Deferred income taxes	1,570	1,614
Other assets	129	539
Total assets	$259,254	$254,738

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,114	$14,455
Accrued payroll and other compensation	4,404	6,500
Accrued expenses	3,826	4,052
Dividend payable	7,498	—
Accrued income taxes	—	2,333
Total current liabilities	28,842	27,340

Deferred compensation	1,071	979
Accumulated pension obligation	12,368	12,666
Other liabilities	1,612	1,567
Accrued income taxes	1,257	1,257

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,374,840 shares at November 30, 2017 and 9,354,136 shares at August 31, 2017 issued and outstanding	937	935
Additional paid-in capital	14,734	14,060
Accumulated other comprehensive loss	(11,788)	(13,469)
Retained earnings	210,221	209,403
Total equity	214,104	210,929
Total liabilities and equity	$259,254	$254,738

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2017	2016

Revenue
Sales	$60,577	$60,269
Royalties and commissions	1,340	1,088
	61,917	61,357
Costs and Expenses
Cost of products and services sold	36,895	35,289
Selling, general and administrative expenses	12,059	11,752
Acquisition-related costs (Note 14)	—	584
Exit costs related to idle facility (Note 15)	—	27

Operating income	12,963	13,705

Interest expense	(45)	(246)
Gain on sale of real estate (Note 9)	—	792
Other income (expense)	(319)	399

Income before income taxes	12,599	14,650

Income taxes	4,284	4,287

Net income	$8,315	$10,363

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$0.89	$1.11

Diluted	$0.88	$1.10

Weighted average shares outstanding
Basic	9,281,877	9,228,338
Diluted	9,384,426	9,321,002

Annual cash dividends declared per share	$0.80	$0.70

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2017	2016
Net income	$8,315	$10,363

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	31	13
Change in funded status of pension plans, net of tax	80	147
Foreign currency translation adjustment	1,570	(2,098)
Total other comprehensive income (loss)	1,681	(1,938)

Comprehensive income	$9,996	$8,425

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2017

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2017	9,354,136	$935	$14,060	$(13,469)	$209,403	$210,929
Restricted stock grants, net of forfeitures	13,121	1	(1)			—
Amortization of restricted stock grants			421			421
Amortization of stock option grants			112			112
Exercise of stock options	10,859	1	448			449
Common stock received for payment of stock option exercises	(3,276)		(306)			(306)
Cash dividend accrued, $0.80 per share					(7,497)	(7,497)
Change in funded status of pension plan, net of tax $41				80		80
Foreign currency translation adjustment				1,570		1,570
Net unrealized gain on restricted investments, net of tax $15				31		31
Net income					8,315	8,315
Balance at November 30, 2017	9,374,840	$937	$14,734	$(11,788)	$210,221	$214,104

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,315	$10,363
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(792)
Depreciation	1,254	1,335
Amortization	2,314	2,176
Cost of sale of inventory step-up	—	190
Recovery of allowance for doubtful accounts	(126)	(5)
Stock-based compensation	533	528
Realized gain on restricted investments	(1)	(3)
Deferred taxes	—	10
Increase (decrease) from changes in assets and liabilities
Accounts receivable	3,329	5
Inventory	(1,593)	(1,397)
Prepaid expenses and other assets	(725)	(535)
Accounts payable	(1,348)	(12)
Accrued compensation and other expenses	(2,397)	(2,755)
Accrued income taxes	(3,001)	(771)
Net cash provided by operating activities	6,554	8,337

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(851)	(652)
Cost to acquire intangible assets	(1)	(14)
Payments for acquisitions	—	(30,435)
Proceeds from sale of real estate	—	1,382
Net proceeds from sale of businesses	—	229
Increase in restricted investments	(46)	(47)
Proceeds from settlement of life insurance policies	—	1,504
Net cash used in investing activities	(898)	(28,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	—	(2,100)
Proceeds from exercise of common stock options	143	33
Payments of taxes on stock options and restricted stock	—	(993)
Net cash provided by (used in) financing activities	143	(3,060)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,799	(22,756)
Effect of foreign exchange rates on cash	1,109	(1,331)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,354	73,411
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,262	$49,324

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$306	$846
Property, plant and equipment additions included in accounts payable	$176	$47
Annual cash dividend declared	$7,497	$6,532

See accompanying notes to the condensed consolidated financial statements

Note 1 — Basis of Financial Statement Presentation

Description of Business

Chase Corporation (the “Company,” “Chase,” “we,” or “us”), founded in 1946, is a leading manufacturer of protective materials for high-reliability applications.  Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial reporting, and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation, for the three years ended August 31, 2017, in conjunction with its 2017 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended November 30, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2017, which are contained in the Company’s 2017 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2017, the results of its operations, comprehensive income and cash flows for the interim periods ended November 30, 2017 and 2016, and changes in equity for the interim period ended November 30, 2017.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s U.K.-based operations are measured using the British Pound Sterling as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations and were ($353) and $399 for the three-month periods ended November 30, 2017 and 2016, respectively.

Other Business Developments

On December 29, 2017, Chase entered an agreement to acquire Stewart Superabsorbents, LLC (“SSA, LLC”), an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The transaction closed on December 31, 2017. In the most recently completed fiscal year, SSA, LLC, and its recently acquired ZappaTec business (collectively “Zappa Stewart”), had combined revenue in excess of $24,000. Chase expects this acquisition to be immediately accretive to its earnings. The business was acquired for a purchase price of $71,382, net of cash acquired, pending any working capital adjustments and excluding acquisition-related costs.  As part of this transaction, Chase acquired all assets of the business, and entered multiyear leases at both locations. The purchase was funded from a combination of Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology is complementary to Chase’s current specialty chemical offerings. This acquisition is aligned with the Company’s core strategies and extends its reach into growing medical, environmental and consumer applications. The Company is currently in the process of finalizing purchase accounting, and anticipates completion during fiscal 2018. Following the effective date of the acquisition (which occurred subsequent to November 30, 2017), the financial results of Zappa Stewart operations will be included in the Company’s financial statements within the specialty chemical intermediates product line, contained within the Industrial Materials operating segment. See Note 19 to the Condensed Consolidated Financial Statements for additional information on the acquisition of Zappa Stewart.

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

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. The business was acquired for a purchase price of $30,270, after final working capital adjustments and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business, and entered multiyear leases at both locations. The Company expensed $584 of acquisition-related costs associated with this acquisition during the first quarter of fiscal 2017. The purchase was funded entirely with available cash on hand. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities, and expands its market reach. Since the effective date of the acquisition, the financial results of Resin Designs’ operations have been included in the Company’s financial statements within the electronic and industrial coatings product line, contained within the Industrial Materials operating segment. See Note 14 to the condensed consolidated financial statements for additional information on the acquisition of the assets and operations of Resin Designs.

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most of the existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In March, April and May 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” all of which provide further clarification to be considered when implementing ASU 2014-09. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption. The Company expects to utilize the modified retrospective method of adoption. From a timing of revenue recognition standpoint (point in time versus over time), it is anticipated that certain specialized products will be more affected than other products sold. The Company continues to assess the full impact the adoption will have on its consolidated financial statements and disclosures thereto.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The new guidance dictates that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance will be effective for the fiscal year beginning on September 1, 2018 (fiscal 2019), including interim periods within that year, with early adoption permitted.

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

Note 3 — Inventory

Inventory consisted of the following as of November 30, 2017 and August 31, 2017:

	November 30,	August 31,
	2017	2017
Raw materials	$12,874	$11,636
Work in process	6,897	6,877
Finished goods	7,560	7,105
Total Inventory	$27,331	$25,618

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two-class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended November 30,
	2017	2016

Basic Earnings per Share

Net income	$8,315	$10,363
Less: Allocated to participating securities	79	113
Net income available to common shareholders	$8,236	$10,250

Basic weighted average shares outstanding	9,281,877	9,228,338
Net income per share - Basic	$0.89	$1.11

Diluted Earnings per Share

Net income	$8,315	$10,363
Less: Allocated to participating securities	79	113
Net income available to common shareholders	$8,236	$10,250

Basic weighted average shares outstanding	9,281,877	9,228,338
Additional dilutive common stock equivalents	102,549	92,664
Diluted weighted average shares outstanding	9,384,426	9,321,002
Net income per share - Diluted	$0.88	$1.10

For the three months ended November 30, 2017 and 2016, stock options to purchase 9,622 and 38,591 shares of common stock were outstanding, but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

Note 5 — Stock-Based Compensation

In August 2016, the Board of Directors of the Company approved the fiscal year 2017 Long Term Incentive Plan (“2017 LTIP”) for the executive officers and other members of management.  The 2017 LTIP is an equity-based plan with a grant date of September 1, 2016 and contains a performance and service-based restricted stock grant of 5,399 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2019.  Based on the fiscal year 2017 financial results, 5,399 additional shares of restricted stock (total of 10,798 shares) were earned and granted subsequent to the end of fiscal year 2017 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2017, the Board of Directors of the Company approved the fiscal year 2018 Long Term Incentive Plan (“2018 LTIP”) for the executive officers and other members of management.  The 2018 LTIP is an equity-based plan with a grant date of September 1, 2017 and contains the following equity components:

Restricted Shares — (a) a performance and service-based restricted stock grant of 4,249 shares in the aggregate, subject to adjustment based on fiscal 2018 results, with a vesting date of August 31, 2020.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,473 shares in the aggregate, with a vesting date of August 31, 2020. Compensation expense is recognized on a ratable basis over the vesting period.

Stock options — options to purchase 9,622 shares of common stock in the aggregate with an exercise price of $93.50 per share.  The options will vest in three equal annual installments beginning on August 31, 2018 and ending on August 31, 2020. Of the options granted, 4,591 options will expire on August 31, 2027, and 5,031 options will expire on September 1, 2027. Compensation expense is recognized over the period of the award consistent with the vesting terms.

Note 6 — Segment Data and Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, polymeric microspheres and polyurethane dispersions. Beginning September 30, 2016, the Industrial Materials segment includes the acquired operations of Resin Designs, LLC, which was obtained through acquisition and is included in the Company’s electronic and industrial coatings product line. Prior to the April 3, 2017 sale of the business, the segment’s products also included glass-based strength elements, designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2017	2016
Revenue
Industrial Materials	$49,985	$49,024
Construction Materials	11,932	12,333
Total	$61,917	$61,357

Income before taxes
Industrial Materials	$15,365	$16,415	(a)
Construction Materials	4,246	5,150
Total for reportable segments	19,611	21,565
Corporate and common costs	(7,012)	(6,915)	(b)
Total	$12,599	$14,650

Includes the following costs by segment:
Industrial Materials
Interest	$36	$184
Depreciation	800	1,062
Amortization	1,987	1,862

Construction Materials
Interest	$9	$62
Depreciation	190	158
Amortization	327	314

(a)	Includes $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC
(b)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $27 related to the Company’s Randolph, MA location, and a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location

Total assets for the Company’s reportable segments as of November 30, 2017 and August 31, 2017 were:

	November 30,	August 31,
	2017	2017
Total Assets
Industrial Materials	$156,903	$156,263
Construction Materials	34,274	38,162
Total for reportable segments	191,177	194,425
Corporate and common assets	68,077	60,313
Total	$259,254	$254,738

The Company’s products are sold worldwide.  Revenue for the three-month periods ended November 30, 2017 and 2016 are attributed to operations located in the following countries:

	Three Months Ended November 30,
	2017	2016
Revenue
United States	$52,477	$51,808
United Kingdom	4,397	4,759
All other foreign (1)	5,043	4,790
Total	$61,917	$61,357

(1)	Comprises sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of November 30, 2017 and August 31, 2017, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	November 30,	August 31,
	2017	2017
Long-lived Assets
United States
Property, plant and equipment, net	$29,855	$30,253
Goodwill and Intangible assets, less accumulated amortization	88,484	90,673

United Kingdom
Property, plant and equipment, net	3,253	3,184
Goodwill and Intangible assets, less accumulated amortization	5,770	5,685

All other foreign
Property, plant and equipment, net	1,322	1,323
Goodwill and Intangible assets, less accumulated amortization	1,264	1,272

Total
Property, plant and equipment, net	$34,430	$34,760
Goodwill and Intangible assets, less accumulated amortization	$95,518	$97,630

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2017	$40,091	$10,693	$50,784
Foreign currency translation adjustment	119	8	127
Balance at November 30, 2017	$40,210	$10,701	$50,911

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

Intangible assets subject to amortization consist of the following as of November 30, 2017 and August 31, 2017:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
November 30, 2017
Patents and agreements	14.4	years	$1,851	$1,673	$178
Formulas and technology	7.8	years	9,353	5,721	3,632
Trade names	6.0	years	7,738	6,103	1,635
Customer lists and relationships	9.6	years	70,482	31,320	39,162
			$89,424	$44,817	$44,607

August 31, 2017
Patents and agreements	14.4	years	$1,845	$1,671	$174
Formulas and technology	7.8	years	9,318	5,387	3,931
Trade names	6.0	years	7,709	5,813	1,896
Customer lists and relationships	9.6	years	70,180	29,335	40,845
			$89,052	$42,206	$46,846

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2017 and 2016 was $2,314 and $2,176, respectively.  Estimated amortization expense for the remainder of fiscal year 2018 and for the next five years is as follows:

Years ending August 31,
2018 (remaining 9 months)	$6,818
2019	8,462
2020	7,594
2021	7,064
2022	6,171
2023	2,971

Note 8 — Sale of Business

Sale of Fiber Optic Cable Components Product Line

On April 3, 2017, Chase executed an agreement with an unrelated party to sell all inventory, machinery and equipment and intangible assets of the Company’s fiber optic cable components product line for proceeds of $3,858, net of transaction costs and following certain working capital adjustments. Given its low-growth and low-margin prospects, and a customer, supplier and equipment base separate from our other businesses, the fiber optic cable components product line, which was formerly part of the Company’s Industrial Materials segment, was determined to not be part of Chase’s long-term strategy. The divestiture was accounted for under ASC Topic 360, “Disclosure - Impairment or Disposal of Long-Lived Assets.” In accordance with this accounting standard, the resulting pre-tax gain on sale of $2,013 was recognized in the third quarter of fiscal 2017 as gain on sale of businesses within the condensed consolidated statement of operations. Chase received $3,458, net of transaction costs, in the third quarter of fiscal 2017, with the remaining $400 placed in escrow; the portion of the sale price held in escrow was recorded as a non-current asset within other assets as of August 31, 2017 and as a current asset (Due from sale of business) as of November 30, 2017, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the sale.

Subsequent to the sale, Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services; this arrangement is anticipated to last for multiple years.  In the quarter ended November 30, 2017, Chase charged the purchaser $470 for manufacturing services, which the Company recognized as revenue within the Industrial Materials segment, and $60 for selling and administrative expenses, which the Company recognized as an offset to selling, general and administrative expenses. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase received $33 in rental income during the first quarter of fiscal 2018 related to this lease, which the Company recognized within other income (expense) on the condensed consolidated statement of operations

Note 9 — Sale of Real Estate

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

Sale of Former Corporate Headquarters in Bridgewater, MA

In October 2016, Chase entered into an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. In December 2016, during the second quarter of fiscal 2017, the sale was finalized for gross cash proceeds in the amount of $740, resulting in a gain on sale of $68. See Note 17 to the condensed consolidated financial statements for additional information on the sale of the Bridgewater, MA location.

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2017 and 2016 are as follows:

	Three Months Ended November 30,
	2017	2016
Components of net periodic benefit cost
Service cost	$71	$72
Interest cost	157	170
Expected return on plan assets	(116)	(132)
Amortization of prior service cost	1	1
Amortization of accumulated loss	121	224
Net periodic benefit cost	$234	$335

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2017, the Company has made contributions of $389 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2018 to ensure the qualified plans continue to be adequately funded given the current market conditions. The Company made contributions of $21 in the first three months of the prior year.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of November 30, 2017 and August 31, 2017 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2017 and August 31, 2017:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	November 30, 2017	$1,057	$1,006	51	—

Restricted investments	August 31, 2017	$964	$926	38	—

The following table presents the fair value of the Company’s long-term debt (including the current portion of long-term debt) as of November 30, 2017 and August 31, 2017, which is recorded at its carrying value:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	November 30, 2017	$—	$—	—	—

Long-term debt	August 31, 2017	$—	$—	—	—

The long-term debt had no outstanding balance at either November 30, 2017 or August 31, 2017. Generally, the carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. In December 2016, Chase refinanced its term debt with a new revolving credit agreement. See Note 18 to the condensed consolidated financial statements for additional information on the refinancing.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total
Balance at August 31, 2016	$54	$(7,336)	$(8,197)	$(15,479)

Other comprehensive gains (losses) before reclassifications (1)	14	—	(2,098)	(2,084)
Reclassifications to net income of previously deferred (gains) losses (2)	(1)	147	—	146
Other comprehensive income (loss)	13	147	(2,098)	(1,938)

Balance at November 30, 2016	$67	$(7,189)	$(10,295)	$(17,417)

Balance at August 31, 2017	$121	$(6,181)	$(7,409)	$(13,469)
Other comprehensive gains (losses) before reclassifications (3)	31	—	1,570	1,601
Reclassifications to net income of previously deferred (gains) losses (4)	—	80	—	80
Other comprehensive income (loss)	31	80	1,570	1,681

Balance at November 30, 2017	$152	$(6,101)	$(5,839)	$(11,788)

(1)	Net of tax expense of $8, $0 and $0, respectively.
(2)	Net of tax expense of $1, tax benefit of $78 and $0, respectively.
(3)	Net of tax benefit of $16, $0 and $0, respectively.
(4)	Net of tax expense of $1, tax benefit of $41 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated
	2017	2016	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(1)	$(2)	Selling, general and administrative expenses
Tax expense (benefit)	1	1
Gain net of tax	$—	$(1)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$28	$26	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	$94	$199	Selling, general and administrative expenses
Tax expense (benefit)	(42)	(78)
Loss net of tax	$80	$147

Total net loss reclassified for the period	$80	$146

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

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three-month period ended November 30, 2016 as though the Resin Designs acquisition described above occurred on September 1, 2015 (the first day of fiscal 2016). The actual revenue and expenses for the acquired business are included in the Company’s consolidated results beginning on September 30, 2016. For the three months ended November 30, 2017, revenue and net income for the Resin Designs operations included in the condensed consolidated statement of operations were $3,738 and $348, respectively. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost and the income tax impact of the pro forma adjustments at the statutory rate of 35%. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2015.

Three Months Ended November 30,
2016
Revenue	$62,942
Net income	11,034

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$1.18
Diluted earnings per share	$1.17

Note 15 — Exit Costs Related to Idle Facility

In the three-month period ended November 30, 2016, the Company recognized $27 in expenses to raze and exit its Randolph, MA facility, which had been idle regarding production for several years; no expense was recognized in the quarter ended November 30, 2017. The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale in the second quarter of fiscal 2016, and recognized a total of $70 and $935 in expenses associated with the project during fiscal 2017 and 2016, respectively. These actions were taken as part of the Company’s on-going facility consolidation and rationalization initiative. The Company substantially completed the demolition of the structure in the fourth fiscal quarter of 2016, and completed other environmental aspects of the project during fiscal 2017. The sale of the property is anticipated to follow in a subsequent period, and any future expenses related to the project are anticipated to not be material.  See Note 16 to the condensed consolidated financial statements for additional information on assets held for sale.

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

Assets held for sale as of November 30, 2017 and August 31, 2017 were:

	November 30, 2017	August 31, 2017
Randolph, MA - Property (1)	$14	$14
Total	$14	$14

(1)	See Note 15 to the condensed consolidated financial statements for additional information on Randolph, MA location assets held for sale as of November 30, 2017 and August 31, 2017.

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

Note 18 — Long-Term Debt

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of November 30, 2017. The New Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, including NEPTCO, which had a carrying value of $162,794 at November 30, 2017.  The New Credit Agreement was entered both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the New Credit Agreement (the “New Revolving Facility”) and any New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At November 30, 2017, there was no outstanding principal balance, and as such no applicable interest rate. The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case, interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter.

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

In December 2017, the Company utilized $65,000 of the New Credit Agreement to finance a portion of the acquisition cost of Stewart Superabsorbents, LLC. See Note 19 to the condensed consolidated financial statements for additional information on this acquisition completed during the second fiscal quarter.

Note 19 — Subsequent Events

Acquisition of Zappa Stewart

On December 29, 2017, Chase entered an agreement to acquire Stewart Superabsorbents, LLC (“SSA, LLC”), an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The transaction closed on December 31, 2017. In the most recently completed fiscal year, SSA, LLC, and its recently acquired ZappaTec business (collectively “Zappa Stewart”), had combined revenue in excess of $24,000. Chase expects this acquisition to be immediately accretive to its earnings. The business was acquired for a purchase price of $71,382, net of cash acquired, pending any working capital adjustments and excluding acquisition-related costs.  Chase acquired all equity of the business, and entered multiyear leases at both locations. The purchase was funded from a combination of Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology is complementary to Chase’s current specialty chemical offerings. This acquisition is in line with our core strategies and extends our reach into growing medical and consumer applications.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (H.R. 1) (the "Act").  The Act includes a number of changes in existing U.S. tax law impacting the Company's income taxes including, among other things, permanent reduction in the U.S. corporate income tax rate from 35% to 21%, repeal of Section 199 domestic manufacturing deduction, and deemed repatriation on U.S. shareholders’ pro rata share of certain non-U.S. subsidiaries’ earnings not previously taxed by the United States of America.

The Company is currently reviewing the components of the Act and evaluating its impact, which could be material on the Company’s fiscal year 2018 consolidated financial statements and related disclosures, including a one-time, non-cash expense related to a decrease in the value of the Company’s net deferred tax assets. At this time, the Company’s revaluation of its deferred tax assets has not been estimated, and the Company is unable to make a final determination of the effect on quarterly and annual earnings for the period ending August 31, 2018. The Company does not assert permanent reinvestment of its undistributed non-U.S. subsidiaries' earnings and has previously recognized a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these undistributed earnings.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2017.

Overview

In the three-month period ended November 30, 2017, the Company had favorable comparative results to the prior year in revenue, however a less favorable sales mix and certain other unfavorable items (explained below) resulted in lower operating income and net income. Our Industrial Materials segment obtained higher sales volume for the quarter, while our Construction Materials segment’s sales decreased from the comparable period. The current quarter saw reduced margins and earnings, driven by sales mix and increasing raw material prices and a comparatively higher income tax rate. Additionally, we experienced a swing in the effects of foreign currency transactions, moving from a gain in the prior year, to a loss in the first quarter of fiscal 2018.

First quarter revenue from our Industrial Materials segment surpassed the prior year with high demand for our electronic and industrial coatings, pulling and detection, structural composites, specialty products and specialty chemical intermediates product lines. Offsetting these increases in revenue were quarter-over-quarter reductions in sales volume from our fiber optic cable components and cable materials product lines. Our fiber optic cable components product line, which was divested in the third quarter of the prior year, did not record any revenue in the current year.

Revenue for our Construction Materials segment decreased for the first quarter as compared to the same period in the prior year. Our pipeline coatings products experienced the largest net sales volume decrease. Middle East water infrastructure projects continued, but at significantly reduced comparative levels, resulting in reduced demand for our Rye, U.K. facility-produced pipeline coatings products. Our domestically-produced pipeline coatings products, which sell into North American oil and gas markets, and are primarily for repairs and maintenance, fared better, seeing a quarter-over-quarter increase from the prior year. Our building envelope and coating and lining systems product lines both saw quarter-over-quarter decreases in sales volume.  Partially offsetting these losses, bridge and highway products finished ahead of the prior year for the first quarter.

During the remainder of the fiscal year, the Company plans to successfully address both foreseen and unforeseen challenges through disciplined operational and financial management.  The upcoming second fiscal quarter has historically generated lower quarterly revenue for many of our product lines, especially within the Construction Materials segment due to the effects of winter weather across much of North America. We plan to integrate the operations of Zappa Stewart, which was acquired in the second fiscal quarter of 2018, onto our worldwide ERP computer system. Through employing both market and product development efforts and pursuing opportunities realizable through mergers, acquisitions and divestitures, we will continue the strategic management of our portfolio of product offerings.

Our balance sheet remains strong, with cash on hand of $54,262,000 and a current ratio of 4.2 at November 30, 2017.  At the end of our first fiscal quarter, there was no outstanding principal balance under our credit facility. Subsequent to the first quarter, the Company utilized $65,000,000 of the credit facility to finance a portion of the acquisition of Zappa Stewart.

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

(1)	Results of product line included for period prior to its April 3, 2017 sale by the Company.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

		% of			% of
	Three Months Ended	Total	Three Months Ended		Total
	November 30, 2017	Revenue	November 30, 2016		Revenue

Revenue
Industrial Materials	$49,985	81%	$49,024		80%
Construction Materials	11,932	19%	12,333		20%
Total	$61,917		$61,357

		% of			% of
	Three Months Ended	Segment	Three Months Ended		Segment
	November 30, 2017	Revenue	November 30, 2016		Revenue
Income before income taxes
Industrial Materials	$15,365	31%	$16,415	(a)	33%
Construction Materials	4,246	36%	5,150		42%
Total for reportable segments	19,611	32%	21,565		35%
Corporate and Common Costs	(7,012)		(6,915)	(b)
Total	$12,599	20%	$14,650		24%

(a)	Includes $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC
(b)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $27 related to the Company’s Randolph, MA location, and a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location

Total Revenue

Total revenue increased $560,000 or 1% to $61,917,000 for the quarter ended November 30, 2017, compared to $61,357,000 in the same quarter of the prior year.

Revenue in our Industrial Materials segment increased $961,000 or 2% in the current quarter. The increase in this segment as compared to the prior year period was primarily due to: (a) our electronic and industrial coatings product line, which included three full months of the acquired Resin Designs operations, and had a total increase of $2,458,000, reflecting increased sales volume from the automotive and appliance manufacturing industries, along with an increased royalty revenue received from our licensed manufacturer in Asia; (b) sales volume increase of $1,294,000 from our pulling and detection products, on increased demand from customers in the utility and telecommunication industries following a severe hurricane season which affected Texas and the U.S. southeast; (c) increased sales into the wind energy market of $791,000 from our structural composite products; (d) revenue increase of $604,000 for our specialty products, which, subsequent to the sale of our fiber optic cable components business on April 3, 2017, includes revenue from the manufacturing services provided by the Company to the purchaser of the fiber optic cable components product line; and (e) our specialty chemicals intermediates product line, which had a sales volume increase of $20,000. These net increases were partially offset in the current quarter by: (a) a $2,291,000 reduction in sales volume for our cable materials products, with the largest decreases in communication cable components as the industry experiences consolidation and product design changes; and (b) a sales volume decrease of $1,915,000 from the prior year in our fiber optic cable components product line, which was divested in fiscal 2017, and had no revenue recorded in the current year. Our electronic materials products sales stayed constant with the prior year.

Compared to the prior year first quarter, revenue from our Construction Materials segment decreased $401,000 or 3%. The largest decrease in our Construction Materials segment compared to the prior year period was due to a net decrease in sales of our pipeline coatings products of $645,000. While project work in the Middle East has continued, delays and sluggishness in the region have continued to reduce demand for water and wastewater pipeline coatings products produced at our Rye, U.K. facility.  Conversely, sales for our domestically produced pipeline products increased compared to the first quarter of the prior year, but not enough to offset the international decline. Further decreases in this segment as compared to the prior year period were primarily due to the following for the current quarter: (a) our building envelope product line had sales volume decrease by $565,000, as it experienced commercial roofing project delays and consolidation within the industry; and (b) sales volume from our coating and lining systems decreased $86,000. Positively impacting the change in segment revenue for the quarter were sales of our bridge and highway products, which increased by $895,000 and are being utilized in multiple projects domestically, especially in the New York metropolitan area, as well as expanding internationally.

Cost of Products and Services Sold

Cost of products and services sold increased $1,606,000 or 5% to $36,895,000 for the quarter ended November 30, 2017, compared to $35,289,000 in the prior year quarter.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended November 30,
Cost of products and services sold	2017	2016
Industrial Materials	61%	58%
Construction Materials	54%	55%
Total	60%	58%

Cost of products and services sold in our Industrial Materials segment was $30,465,000 in the current quarter compared to $28,492,000 in the comparable period in the prior year.  Cost of products and services sold in our Construction Materials segment was $6,430,000 for the quarter ended November 30, 2017, compared to $6,797,000 in the same period of the prior year.  As a percentage of revenue, cost of products and services sold increased for our Industrial Materials segment and decreased for our Construction Materials segment. The increase for our Industrial Materials segment was primarily due to product mix, as our lower margin products within our product lines constituted a comparatively higher portion of total sales, as well as raw material costs on increasing commodity prices. For the Construction Materials segment in the first quarter of 2018, the decrease was primarily due to product mix, as our lower margin products constituted a comparatively lower portion of total sales. Chase’s products are manufactured largely with commodity items (including petroleum-based solvents, films, yarns, and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks). Price changes in these commodities can both directly and indirectly affect the purchase price of our raw materials and market demand for our product offerings. The Company diligently monitors raw material and commodities pricing across all its product lines in effort to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $307,000 or 3% to $12,059,000 for the quarter ended November 30, 2017 compared to $11,752,000 in the prior year quarter. As a percentage of revenue, selling, general and administrative expenses stayed consistent at 19% in both periods. The nominal increase for the current fiscal quarter compared to the prior year period, was largely attributable to: (a) increased selling and sales commission expense of $209,000 because of Resin Designs operating for an additional month in the current year and targeted spending increases in certain other product lines; and (b) increased amortization expense of $138,000 primarily related to intangible assets acquired in our September 30, 2016 acquisition of certain assets of Resin Designs.

Exit Costs Related to Idle Facility

In the three-month period ended November 30, 2016, the Company recognized $27,000 in expenses to raze and exit its Randolph, MA facility, which had been idle regarding production for several years; no expense was recognized in the quarter ended November 30, 2017. The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale in the second quarter of fiscal 2016, and recognized a total of $70,000 and $935,000 in expenses associated with the project during fiscal 2017 and 2016, respectively. The decision to raze the site and market the property comes as part of the Company’s facility consolidation and rationalization initiative, and was done in part to make the property more attractive to a potential buyer. Production previously housed in Randolph, MA had been relocated to the Company’s Oxford, MA and Blawnox, PA locations prior to the commencement of demolition work.

The Company has updated its initial estimate and currently anticipates any future expenses associated with completing the project will not be material, with the sale of the property to follow.

Acquisition-Related Costs

In the first quarter of fiscal 2017, the Company incurred $584,000 of costs related to our acquisition of certain assets of Resin Designs, LLC.   This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting and actuarial fees) were expensed as incurred within the first fiscal quarter of 2017.

Interest Expense

Interest expense decreased $201,000 or 82% to $45,000 for the quarter ended November 30, 2017 compared to $246,000 in the prior year first quarter. The decrease in interest expense from the prior period is a result of a reduction in our overall average debt balance through principal payments prior to the Company’s refinancing in December 2016, and following the refinancing, elective payments made with cash generated from operations. Interest expense in the first fiscal quarter of 2018 related primarily to commitment fees.

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

Other Income (Expense)

Other income (expense) was an expense of $319,000 in the quarter ended November 30, 2017 compared to an income of $399,000 in the same period in the prior year, a difference of $718,000.  Other income (expense) primarily includes interest income, rental income, foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries and other non-trade/non-royalty- and non-commission receipts.  Other income (expense) in the current quarter was largely net foreign exchange losses resulting from sales made from our U.K.-based operations and denominated in U.S. dollars.

Income Taxes

Our effective tax rates were 34.0% for the first quarter of fiscal 2018 and 29.3% for the prior year’s first quarter. Both the current year and prior year effective tax rates were calculated following the Company’s adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”, during the first quarter of fiscal 2017. During the quarter ended November 30, 2016, the Company recognized an excess tax benefit from stock-based compensation of $794,000, within income tax expense on the condensed consolidated statements of operations (adopted prospectively); but given the nature of equity activity in the current quarter, no benefit was recognized in the quarter ended November 30, 2017. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of ASU No. 2016-09.

The passage of the Tax Cuts and Jobs Act of 2017 during our second fiscal quarter is expected to affect the Company’s future results and financial position in multiple ways.  For fiscal 2018, the Company anticipates incorporating a blended U.S. effective tax rate, which will likely cause our overall effective tax rate to be lower than the 34.0% recognized in the first quarter. The new corporate tax rate in the Internal Revenue Code (the “Code”) will also require us to revalue our U.S. net deferred tax asset positions also at a presumably lower rate, which will result in a charge taken to earnings in the period in which this impact occurs. We will continue to evaluate and quantify further the effects that the revised Code will have on our operations, including the phasing out of the domestic production deduction and the new rules and rates related to the repatriation of foreign cash.

Net Income

Net income decreased $2,048,000 or 20% to $8,315,000 in the quarter ended November 30, 2017 compared to $10,363,000 in the prior year first quarter.  The decrease in net income in the first fiscal quarter was primarily due to decreased gross margins, the foreign transaction losses and no recognition of excess tax benefit from stock-based compensation.

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

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended November 30,
	2017	2016
Net income	$8,315	$10,363
Interest expense	45	246
Income taxes	4,284	4,287
Depreciation expense	1,254	1,335
Amortization expense	2,314	2,176
EBITDA	$16,212	$18,407
Exit costs related to idle facility (a)	—	27
Gain on sale of real estate (b)	—	(792)
Cost of sale of inventory step-up (c)	—	190
Acquisition-related costs (d)	—	584
Adjusted EBITDA	$16,212	$18,416

(a)	Represents Randolph, MA facility exit and demolition costs incurred
(b)	Represents gain on November 2016 sale of the Company’s Paterson, NJ location
(c)	Represents expenses related to inventory step-up in fair value related to the September 2016 acquisition of certain assets of Resin Designs, LLC
(d)	Represents costs related to the September 2016 acquisition of certain assets of Resin Designs, LLC

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended November 30,
	2017	2016
Net cash provided by operating activities	$6,554	$8,337
Purchases of property, plant and equipment	(851)	(652)
Free Cash Flow	$5,703	$7,685

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $6,908,000 to $54,262,000 at November 30, 2017, from $47,354,000 at August 31, 2017.  The increased cash balance is primarily attributable to the $6,554,000 in cash from operations, partially offset by cash paid for the purchases of machinery and equipment. Of the above-noted amounts, $34,220,000 and $31,756,000 were held outside the United States by Chase Corporation and our foreign subsidiaries as of November 30, 2017 and August 31, 2017 respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. However, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered permanently reinvested. Accordingly, we recognize a deferred tax liability for the estimated future tax effects attributable to temporary differences due to these unremitted earnings. Should circumstances change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, we would pay the applicable U.S. taxes on these repatriated foreign amounts, less any tax credit offsets, to satisfy all previously recorded tax liabilities.

Cash flow provided by operations was $6,554,000 in the first three months of fiscal year 2018 compared to $8,337,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income and a decrease in accounts receivable that was driven primarily by lower sales in the first quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017.  Negatively impacting our cash flow from operations were both a reversal from accrued to prepaid income taxes based on timing of payments, and a decrease in accrued compensation and other expenses related primarily to the payment of the annual employee incentive plan in November 2017.

The ratio of current assets to current liabilities was consistent at 4.2 at both November 30, 2017 and August 31, 2017.  The ratio stayed consistent based primarily on the offsetting effects of (a) cash and cash equivalents and dividends payable increasing, (b) accounts receivable and accrued payroll and other compensation decreasing, and (c) accrued taxes payable reversing to a prepaid position.

Cash flow used in investing activities of $898,000 was primarily due to our purchases of machinery and equipment at our manufacturing locations during fiscal 2018.

Cash flow provided by financing activities of $143,000 was due to proceeds from exercise of common stock options.

On October 30, 2017, we announced a cash dividend of $0.80 per share (totaling $7,497,000).  The dividend was paid on December 6, 2017 (subsequent to the first quarter of 2018) to shareholders of record on November 9, 2017.

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

Under the 2012 Credit Facility, Chase also had a revolving line of credit with Bank of America (the “2012 Revolver”) totaling $15,000,000, which bore interest at LIBOR plus an additional amount in the range of 1.75% to 2.25%, depending on our consolidated leverage ratio, or, at our option, at the bank’s base lending rate.  As of December 15, 2016 (the date on which the New Credit Agreement described below was entered into), the entire amount of $15,000,000 was available for use.  The 2012 Revolver had a scheduled maturity date of June 27, 2017, prior to its refinancing.

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

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of November 30, 2017. The applicable interest rate for the New Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate.  At November 30, 2017, there was no outstanding principal balance, and as such no applicable interest rate. The New Credit Agreement was used to refinance our previously existing term loan and revolving line of credit. It also provides for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and other general corporate purposes.

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

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 for a complete discussion of our contractual obligations.

Recent Accounting Standards

Please see Note 2 —  “Recent Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of the effects of recently issued accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the three months ended November 30, 2017 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2017, other than our restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British Pound and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of November 30, 2017, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at November 30, 2017
GBP	British Pound	$22,884,000
EUR	Euro	$3,733,000
CNY	Chinese Yuan	$334,000
INR	Indian Rupee	$124,000
CAD	Canadian Dollar	$99,000

We will continue to review our current cash balances denominated in foreign currency considering current tax guidelines, (including the impact of the recently enacted revisions to the Code), working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation gain for the three months ended November 30, 2017 in the amount of $1,570,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $0 at November 30, 2017.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 18 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: January 9, 2018	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: January 9, 2018	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer