Form 10-Q
period 2018-02-28
CHASE CORP
filed 2018-04-09
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The number of shares of Common Stock outstanding as of March 31, 2018 was  9,394,588

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2018

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include, without limitation, statements as to our future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.  Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$44,137	$47,354
Accounts receivable, less allowance for doubtful accounts of $598 and $456	41,745	38,051
Inventory	34,813	25,618
Prepaid expenses and other current assets	3,762	3,098
Due from sale of business	400	—
Assets held for sale	14	14
Prepaid income taxes	1,853	—
Total current assets	126,724	114,135

Property, plant and equipment, less accumulated depreciation of $47,088 and $44,277	35,874	34,760

Other Assets
Goodwill	84,423	50,784
Intangible assets, less accumulated amortization of $48,111 and $42,206	67,737	46,846
Cash surrender value of life insurance, less current portion	4,530	4,530
Restricted investments	970	964
Funded pension plan	532	566
Deferred income taxes	2,824	1,614
Other assets	119	539
Total assets	$323,733	$254,738

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,353	$14,455
Accrued payroll and other compensation	3,614	6,500
Accrued expenses	4,729	4,052
Accrued income taxes	—	2,333
Total current liabilities	25,696	27,340

Long-term debt, less current portion	55,000	—
Deferred compensation	985	979
Accumulated pension obligation	12,038	12,666
Other liabilities	1,620	1,567
Accrued income taxes	2,908	1,257

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,394,588 shares at February 28, 2018 and 9,354,136 shares at August 31, 2017 issued and outstanding	939	935
Additional paid-in capital	13,836	14,060
Accumulated other comprehensive loss	(9,632)	(13,469)
Retained earnings	220,343	209,403
Total equity	225,486	210,929
Total liabilities and equity	$323,733	$254,738

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017

Revenue
Sales	$64,735	$56,288	$125,312	$116,557
Royalties and commissions	1,140	1,020	2,480	2,108
	65,875	57,308	127,792	118,665
Costs and Expenses
Cost of products and services sold	41,991	32,858	78,886	68,147
Selling, general and administrative expenses	12,138	11,518	24,197	23,270
Acquisition-related costs (Note 14)	393	—	393	584
Exit costs related to idle facility (Note 15)	—	23	—	50

Operating income	11,353	12,909	24,316	26,614

Interest expense	(440)	(307)	(485)	(553)
Gain on sale of real estate (Note 9)	—	68	—	860
Gain on sale of license (Note 19)	1,085	—	1,085	—
Other income (expense)	(258)	(27)	(577)	372

Income before income taxes	11,740	12,643	24,339	27,293

Income taxes	1,618	4,260	5,902	8,547

Net income	$10,122	$8,383	$18,437	$18,746

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$1.08	$0.90	$1.97	$2.01

Diluted	$1.07	$0.89	$1.95	$1.99

Weighted average shares outstanding
Basic	9,289,372	9,246,021	9,285,604	9,237,129
Diluted	9,329,308	9,360,398	9,356,847	9,336,379

Annual cash dividends declared per share			$0.80	$0.70

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net income	$10,122	$8,383	$18,437	$18,746

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	(49)	33	(18)	46
Change in funded status of pension plans, net of tax	105	147	185	294
Foreign currency translation adjustment	2,100	(37)	3,670	(2,135)
Total other comprehensive income (loss)	2,156	143	3,837	(1,795)

Comprehensive income	$12,278	$8,526	$22,274	$16,951

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2018

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2017	9,354,136	$935	$14,060	$(13,469)	$209,403	$210,929
Restricted stock grants, net of forfeitures	15,900	2	(2)			—
Amortization of restricted stock grants			806			806
Amortization of stock option grants			223			223
Exercise of stock options	44,880	4	886			890
Common stock received for payment of stock option exercises	(7,367)	(1)	(747)			(748)
Common stock retained to pay statutory minimum withholding taxes on common stock	(12,961)	(1)	(1,390)			(1,391)
Cash dividend paid, $0.80 per share					(7,497)	(7,497)
Change in funded status of pension plan, net of tax $59				185		185
Foreign currency translation adjustment				3,670		3,670
Net unrealized gain (loss) on restricted investments, net of tax $7				(18)		(18)
Net income					18,437	18,437
Balance at February 28, 2018	9,394,588	$939	$13,836	$(9,632)	$220,343	$225,486

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Six Months Ended February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,437	$18,746
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(860)
Gain on sale of license	(1,085)	—
Depreciation	2,618	2,640
Amortization	5,233	4,506
Cost of sale of inventory step-up	1,530	190
Provision (recovery) of allowance for doubtful accounts	137	(379)
Stock-based compensation	1,029	1,090
Realized gain on restricted investments	(91)	(54)
Deferred taxes	1,069	10
Increase (decrease) from changes in assets and liabilities
Accounts receivable	179	2,826
Inventory	(3,222)	(2,174)
Prepaid expenses and other assets	(601)	(604)
Accounts payable	2,247	(729)
Accrued compensation and other expenses	(2,778)	(2,486)
Accrued income taxes	(4,718)	(230)
Net cash provided by operating activities	19,984	22,492

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,586)	(1,414)
Cost to acquire intangible assets	(33)	(29)
Payments for acquisitions	(71,434)	(30,270)
Proceeds from sale of real estate	—	2,122
Proceeds from sale of license	1,000	—
Proceeds from sale of businesses	—	229
Changes in restricted investments	61	(57)
Proceeds from settlement of life insurance policies	—	1,504
Net cash used in investing activities	(71,992)	(27,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	65,000	—
Payments of principal on debt	(10,000)	(18,400)
Dividend paid	(7,497)	(6,532)
Proceeds from exercise of common stock options	142	95
Payments of taxes on stock options and restricted stock	(1,391)	(993)
Net cash provided by (used in) financing activities	46,254	(25,830)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(5,754)	(31,253)
Effect of foreign exchange rates on cash	2,537	(1,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,354	73,411
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,137	$40,805

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$748	$846
Property, plant and equipment additions included in accounts payable	$222	$113

See accompanying notes to the condensed consolidated financial statements

Note 1 — Basis of Financial Statement Presentation

Description of Business

Chase Corporation (the “Company,” “Chase,” “we,” or “us”), a global specialty chemicals company that was founded in 1946, is a leading manufacturer of protective materials for high-reliability applications.  Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  Chase Corporation filed audited consolidated financial statements, which included all information and notes necessary for such  a complete presentation, for the three years ended August 31, 2017, in conjunction with its 2017 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended February 28, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2017, which are contained in the Company’s 2017 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 28, 2018, the results of its operations, comprehensive income and cash flows for the interim periods ended February 28, 2018 and 2017, and changes in equity for the interim period ended February 28, 2018.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s U.K.-based operations are measured using the British Pound Sterling as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations and were ($324) and ($677) for the three- and six-month periods ended February 28, 2018, respectively, and ($38) and $361 for the three- and six-month periods ended February 28, 2017, respectively.

Other Business Developments

On December 29, 2017, Chase entered an agreement to acquire Stewart Superabsorbents, LLC (“SSA, LLC”), an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The transaction closed on December 31, 2017. In the most recently completed fiscal year, SSA, LLC, and its recently-acquired Zappa-Tec business (collectively “Zappa Stewart”) had combined revenue in excess of $24,000. Chase expects this acquisition to be immediately accretive to its earnings, after adjusting for nonrecurring costs associated with the transaction and financing cost.  The business was acquired for a purchase price of $71,434,  pending final working capital adjustments and excluding acquisition-related costs.  As part of this transaction, Chase acquired all assets of the business, and entered multiyear leases at both locations. The Company expensed $393 of acquisition-related costs associated with this acquisition during the second quarter of fiscal 2018. The purchase was funded from a combination of Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology is complementary to Chase’s current specialty chemicals offerings. This acquisition is aligned with the Company’s core strategies and extends its reach into growing medical, environmental and consumer applications. The Company is currently in the process of finalizing purchase accounting, with regard to a final working capital adjustment, calculation of a deferred tax balance and a final allocation of the purchase price to tangible and identifiable intangible assets assumed and anticipates completion within fiscal 2018. Following the effective date of the acquisition the financial results of Zappa Stewart’s operations have been included in the Company’s financial statements in the specialty chemical intermediates product line, contained within the Industrial Materials operating segment. See Note 14 to the condensed consolidated financial statements for additional information on the acquisition of Zappa Stewart.

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

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. The business was acquired for a purchase price of $30,270, after final working capital adjustments and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business and entered multiyear leases at both locations. The Company expensed $584 of acquisition-related costs associated with this acquisition during the first quarter of fiscal 2017. The purchase was funded entirely with available cash on hand. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities and expands its market reach. Since the effective date of the acquisition, the financial results of Resin Designs’ operations have been included in the Company’s financial statements in the electronic and industrial coatings product line, contained within the Industrial Materials operating segment. See Note 14 to the condensed consolidated financial statements for additional information on the acquisition of the assets and operations of Resin Designs.

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most of the existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In March, April and May 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients,” all of which provide further clarification to be considered when implementing ASU 2014-09. The ASU will be effective for the Company beginning September 1, 2018 (fiscal 2019), including interim periods in its fiscal year 2019, and allows for either retrospective or modified retrospective methods of adoption.

Given the scope of work required to implement the recognition and disclosure requirements under the ASU, we began our assessment process during fiscal 2017.  Chase is currently evaluating the impact of ASU No. 2014-09 on our consolidated financial statements and anticipates the new disclosure requirements and changes to process and controls will be significant. We expect revenue recognition for most of our products, which are shipments to OEMs based on individual purchase orders received, to remain largely unchanged. From a timing of revenue recognition standpoint (point in time versus over time), it is anticipated that certain specialized products will be more affected than other products sold, since certain of those specialized products are either (i) an asset that a customer controls or (ii) customized to the point where they could not be reworked and sold to another customer without significant costs incurred and include an enforceable right to payment for performance completed to date. Guided by our scoping and risk assessment, we continue to conduct a comprehensive contract review in applying the guidance in Topic 606 focusing on the major steps in the five-step model outlined in the ASU. Upon adoption, we expect to implement new internal controls related to our accounting policies and procedures. The Company expects to utilize the modified retrospective method of adoption, coinciding with the start of fiscal 2019. We expect to finalize the evaluation in upcoming quarters and will provide updates on its progress in future filings.

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under previously existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the effect that ASU No. 2018-02 will have on its financial statements and related disclosures. See Note 20 to the condensed consolidated financial statements for additional information on the effects of the Tax Act on our financial position and result of operations, including provisional transitional adjustments that were recorded in the second fiscal quarter of 2018 related to the Tax Act.

Note 3 — Inventory

Inventory consisted of the following as of February 28, 2018 and August 31, 2017:

	February 28,	August 31,
	2018	2017
Raw materials	$15,765	$11,636
Work in process	7,223	6,877
Finished goods	11,825	7,105
Total Inventory	$34,813	$25,618

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two-class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017

Basic Earnings per Share

Net income	$10,122	$8,383	$18,437	$18,746
Less: Allocated to participating securities	96	91	176	204
Net income available to common shareholders	$10,026	$8,292	$18,261	$18,542

Basic weighted average shares outstanding	9,289,372	9,246,021	9,285,604	9,237,129
Net income per share - Basic	$1.08	$0.90	$1.97	$2.01

Diluted Earnings per Share

Net income	$10,122	$8,383	$18,437	$18,746
Less: Allocated to participating securities	96	91	176	204
Net income available to common shareholders	$10,026	$8,292	$18,261	$18,542

Basic weighted average shares outstanding	9,289,372	9,246,021	9,285,604	9,237,129
Additional dilutive common stock equivalents	39,936	114,377	71,243	99,250
Diluted weighted average shares outstanding	9,329,308	9,360,398	9,356,847	9,336,379
Net income per share - Diluted	$1.07	$0.89	$1.95	$1.99

For the three and six months ended February 28, 2018, stock options to purchase 6,416 and 9,622 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the six months ended February 28, 2017, stock options to purchase 36,726 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive; no shares were excluded for the three-month period ended February 28, 2017.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

In February 2018, as part of their standard compensation for board service, non-employee members of the Board of Directors received a total grant of 2,779 shares of restricted stock ($281 grant date value) for service for the period from January 31, 2018 through January 31, 2019.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is recognized on a ratable basis over the twelve-month vesting period.

Note 6 — Segment Data and Foreign Operations

The Company is organized into two operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings and customized sealant and adhesive systems for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 30, 2016 and December 31, 2017, the Industrial Materials segment includes the acquired operations of Resin Designs, LLC and Zappa Stewart, respectively. Each were obtained through acquisition and are included in the Company’s electronic and industrial coatings product line and specialty chemicals intermediates product line, respectively. Prior to the April 3, 2017 sale of the business, the segment’s products also included glass-based strength elements, designed to allow fiber optic cables to withstand mechanical and environmental strain and stress.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended February 28,				Six Months Ended February 28,
	2018		2017		2018		2017
Revenue
Industrial Materials	$55,267		$47,392		$105,252		$96,416
Construction Materials	10,608		9,916		22,540		22,249
Total	$65,875		$57,308		$127,792		$118,665

Income before taxes
Industrial Materials	$16,161	(a)	$15,690		$31,526	(a)	$32,105	(d)
Construction Materials	2,372		3,614		6,618		8,764
Total for reportable segments	18,533		19,304		38,144		40,869
Corporate and common costs	(6,793)	(b)	(6,661)	(c)	(13,805)	(b)	(13,576)	(e)
Total	$11,740		$12,643		$24,339		$27,293

Includes the following costs by segment:
Industrial Materials
Interest	$352		$230		$388		$414
Depreciation	905		1,002		1,705		2,064
Amortization	2,591		2,007		4,578		3,869

Construction Materials
Interest	$88		$77		$97		$139
Depreciation	187		193		377		351
Amortization	328		323		655		637

(a)

Includes $1,530 of expenses related to inventory step-up in fair value attributable to the December 2017 acquisition of Zappa Stewart and $1,085 on the gain on sale of license related to the structural composites product line recorded in the second quarter of fiscal 2018

(b)	Includes $393 in acquisition-related expenses attributable to the December 2017 acquisition of Zappa Stewart
(c)

Includes a $68 gain related to the December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA and facility exit and demolition costs of $23 incurred during the quarter, relating to the Company’s Randolph, MA location

(d)	Includes $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC
(e)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $50 related to the Company’s Randolph, MA location, and a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location and a $68 gain related to the December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA

Total assets for the Company’s reportable segments as of February 28, 2018 and August 31, 2017 were:

	February 28,	August 31,
	2018	2017
Total Assets
Industrial Materials	$227,882	$156,263
Construction Materials	35,831	38,162
Total for reportable segments	263,713	194,425
Corporate and common assets	60,020	60,313
Total	$323,733	$254,738

The Company’s products are sold worldwide.  Revenue for the three- and six-month periods ended February 28, 2018 and 2017 are attributed to operations located in the following countries:

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Revenue
United States	$55,978	$50,290	$108,455	$102,098
United Kingdom	5,392	2,934	9,789	7,693
All other foreign (1)	4,505	4,084	9,548	8,874
Total	$65,875	$57,308	$127,792	$118,665

(1)	Comprises sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of February 28, 2018 and August 31, 2017, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	February 28,	August 31,
	2018	2017
Long-Lived Assets
United States
Property, plant and equipment, net	$31,425	$30,253
Goodwill and Intangible assets, less accumulated amortization	144,982	90,673

United Kingdom
Property, plant and equipment, net	3,292	3,184
Goodwill and Intangible assets, less accumulated amortization	5,873	5,685

All other foreign
Property, plant and equipment, net	1,157	1,323
Goodwill and Intangible assets, less accumulated amortization	1,305	1,272

Total
Property, plant and equipment, net	$35,874	$34,760
Goodwill and Intangible assets, less accumulated amortization	$152,160	$97,630

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2017	$40,091	$10,693	$50,784
Acquisition of Zappa Stewart	33,317	—	33,317
Foreign currency translation adjustment	306	16	322
Balance at February 28, 2018	$73,714	$10,709	$84,423

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified twelve reporting units within its two operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying value of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using discounted cash flows. The Company evaluates the possible impairment of goodwill annually during the fourth quarter, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consist of the following as of February 28, 2018 and August 31, 2017:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
February 28, 2018
Patents and agreements	14.3	years	$1,878	$1,676	$202
Formulas and technology	7.8	years	10,292	6,081	4,211
Trade names	5.8	years	8,611	6,431	2,180
Customer lists and relationships	9.1	years	95,067	33,923	61,144
			$115,848	$48,111	$67,737

August 31, 2017
Patents and agreements	14.4	years	$1,845	$1,671	$174
Formulas and technology	7.8	years	9,318	5,387	3,931
Trade names	6.0	years	7,709	5,813	1,896
Customer lists and relationships	9.6	years	70,180	29,335	40,845
			$89,052	$42,206	$46,846

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2018 and 2017 was $5,233 and $4,506, respectively.  Estimated amortization expense for the remainder of fiscal year 2018 and for the next five years is as follows:

Years ending August 31,
2018 (remaining 6 months)	$6,303
2019	12,062
2020	11,193
2021	10,662
2022	9,621
2023	6,347

Note 8 — Sale of Business

Sale of Fiber Optic Cable Components Product Line

On April 3, 2017, Chase executed an agreement with an unrelated party to sell all inventory, machinery and equipment and intangible assets of the Company’s fiber optic cable components product line for proceeds of $3,858, net of transaction costs and following certain working capital adjustments. Given its low-growth and low-margin prospects, and a customer, supplier and equipment base separate from our other businesses, the fiber optic cable components product line, which was formerly part of the Company’s Industrial Materials segment, was determined to not be part of Chase’s long-term strategy. The divestiture was accounted for under ASC Topic 360, “Disclosure - Impairment or Disposal of Long-Lived Assets.” In accordance with this accounting standard, the resulting pre-tax gain on sale of $2,013 was recognized in the third quarter of fiscal 2017 as a  gain on sale of businesses within the condensed consolidated statement of operations. Chase received $3,458, net of transaction costs, in the third quarter of fiscal 2017, with the remaining $400 placed in escrow; the portion of the sale price held in escrow was recorded as a non-current asset within other assets as of August 31, 2017 and as a current asset (Due from sale of business) as of February 28, 2018, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the sale.

Subsequent to the sale, Chase will provide ongoing manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services; this arrangement is anticipated to last for multiple years.  In the three- and six-month periods ended February 28, 2018, Chase charged the purchaser $451 and $921, respectively, for manufacturing services, which the Company recognized as revenue within the Industrial Materials segment, and $60 and $120, respectively, for selling and administrative services, which the Company recognized as an offset to selling, general and administrative expenses. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase received $32 and $65, respectively, in rental income during the three- and six-month periods ended February 28, 2018 related to this lease, which the Company recognized within other income (expense) on the condensed consolidated statement of operations

Note 9 — Sale of Real Estate

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

Note 10 — Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of its business. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cash flows, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements agreed to that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2018 and 2017 are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$71	$72	$142	$144
Interest cost	157	170	314	340
Expected return on plan assets	(116)	(132)	(232)	(264)
Amortization of prior service cost	1	1	2	2
Amortization of accumulated loss	121	224	242	448
Net periodic benefit cost	$234	$335	$468	$670

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 28, 2018, the Company has made contributions of $810 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2018 to ensure the qualified plans continue to be adequately funded given the current market conditions. The Company made contributions of $100 in the first six months of the prior year.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of February 28, 2018 and August 31, 2017 represent investments that are restricted for use in a nonqualified retirement savings plan for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2018 and August 31, 2017:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	February 28, 2018	$970	$858	112	—

Restricted investments	August 31, 2017	$964	$926	38	—

The following table presents the fair value of the Company’s long-term debt (including the current portion of long-term debt) as of February 28, 2018 and August 31, 2017, which is recorded at its carrying value:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	February 28, 2018	$55,000	$—	55,000	—

Long-term debt	August 31, 2017	$—	$—	—	—

The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. In December 2016, Chase refinanced its term debt with a new credit agreement. See Note 18 to the condensed consolidated financial statements for additional information on long-term debt.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total
Balance at August 31, 2016	$54	$(7,336)	$(8,197)	$(15,479)

Other comprehensive gains (losses) before reclassifications (1)	81	—	(2,135)	(2,054)
Reclassifications to net income of previously deferred (gains) losses (2)	(35)	294	—	259
Other comprehensive income (loss)	46	294	(2,135)	(1,795)

Balance at February 28, 2017	$100	$(7,042)	$(10,332)	$(17,274)

Balance at August 31, 2017	$121	$(6,181)	$(7,409)	$(13,469)
Other comprehensive gains (losses) before reclassifications (3)	49	—	3,670	3,719
Reclassifications to net income of previously deferred (gains) losses (4)	(67)	185	—	118
Other comprehensive income (loss)	(18)	185	3,670	3,837

Balance at February 28, 2018	$103	$(5,996)	$(3,739)	$(9,632)

(1)	Net of tax expense of $40, $0 and $0, respectively.
(2)	Net of tax expense of $15, tax benefit of $156 and $0, respectively.
(3)	Net of tax benefit of $17, tax expense of $0 and $0, respectively.
(4)	Net of tax expense of $24, tax benefit of $59 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended February 28,		Six Months Ended February 28,		Location of Gain (Loss) Reclassified from Accumulated
	2018	2017	2018	2017	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(90)	$(54)	$(91)	$(54)	Selling, general and administrative expenses
Tax expense (benefit)	23	20	24	19
Gain net of tax	$(67)	$(34)	$(67)	$(35)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$28	$26	$56	$52	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	94	199	188	398	Selling, general and administrative expenses
Tax expense (benefit)	(17)	(78)	(59)	(156)
Loss net of tax	$105	$147	$185	$294

Total net loss reclassified for the period	$38	$113	$118	$259

Note 14 — Acquisitions

Acquisition of Zappa Stewart

On December 31, 2017, the Company acquired Stewart Superabsorbents, LLC (“SSA, LLC” or “Zappa Stewart”), an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The business was acquired for a purchase price of $71,434, pending final working capital adjustments and excluding acquisition-related costs.  Chase acquired all equity of the business and entered multiyear leases at both locations. The purchase was funded by a combination of a $65,000 draw on Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology is complementary to Chase’s current specialty chemicals offerings. This acquisition is in line with our core strategies and extends our reach into growing medical and consumer applications.

Since the effective date for this acquisition, December 31, 2017, the financial results of the acquired business have been included in the Company’s financial statements within the Industrial Materials operating segment, in the specialty chemicals intermediates product line. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $393 of acquisition-related costs during the second quarter of 2018 to acquisition-related costs.

The Company is currently in the process of finalizing purchase accounting, with regard to a final working capital adjustment, calculation of a deferred tax balance and a final allocation of the purchase price to tangible and identifiable intangible assets assumed and anticipates completion within fiscal 2018. The purchase price has been initially allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Accounts receivable	$3,670
Inventory	7,256
Prepaid expenses and other current assets	12
Property, plant & equipment	1,872
Goodwill	33,317
Intangible assets	25,940
Accounts payable and accrued liabilities	(633)
Total purchase price	$71,434

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $33,317 that is largely attributable to the synergies and economies of scale from combining the operations, technologies and research and development capabilities of Zappa Stewart and Chase, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce and marketing efforts. A portion of this goodwill ($23,988 or 72%) is deductible for income tax purposes.

All assets, including goodwill, acquired as part of the Zappa Stewart acquisition are included in the Industrial Materials operating segment. Identifiable intangible assets purchased with this transaction are as follows:

		Weighted Average
Intangible Asset	Amount	Useful life
Customer relationships	$24,200	7.5	years
Technology	900	7	years
Trade names	840	4	years
Total intangible assets	$25,940

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three- and six-month periods ended February 28, 2018 and 2017 as though the Zappa Stewart acquisition described above occurred on September 1, 2016 (the first day of fiscal 2017). The actual revenue and expenses for the acquired business are included in the Company’s consolidated results beginning on December 31, 2017. For both the three and six months ended February 28, 2018, revenue and net income (loss) for the Zappa Stewart operations included in the condensed consolidated statement of operations were $3,528 and ($856), respectively, with results inclusive of sale of inventory step-up cost, amortization expense, and acquisition-related costs, but not inclusive of any interest or financing costs. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost, interest expense assuming the entire $65,000 draw remained outstanding through December 31, 2017 (at the interest rate effective at the date of borrowing) and the income tax impact of the pro forma adjustments at the statutory rate of 35% for fiscal 2017 and 26% for fiscal 2018. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2016.

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Revenue	$67,980	$63,624	$136,213	$130,119
Net income	11,671	8,716	20,365	17,644

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$1.24	$0.93	$2.17	$1.89
Diluted earnings per share	$1.24	$0.92	$2.16	$1.87

Acquisition of Resin Designs, LLC

On September 30, 2016, the Company acquired certain assets of Resin Designs, LLC (“Resin Designs”), an advanced adhesives and sealants manufacturer, with locations in Woburn, MA and Newark, CA. This business was acquired for a purchase price of $30,270, after final working capital adjustments and excluding acquisition-related costs. As part of this transaction, Chase acquired all working capital and fixed assets of the business and entered into multiyear leases at both locations. Resin Designs is a formulator of customized adhesive and sealant systems used in high-reliability electronic applications. The acquisition broadens the Company’s adhesives and sealants product offering and manufacturing capabilities and expands its market reach. The purchase was funded entirely with available cash on hand.

Since the effective date for this acquisition, September 30, 2016, the financial results of the acquired business have been included in the Company’s financial statements within the Industrial Materials operating segment, in the electronic and industrial coatings product line. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $584 of acquisition-related costs during the first fiscal quarter of 2017 to acquisition-related costs.

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

Note 15 — Exit Costs Related to Idle Facility

In the three- and six-month periods ended February 28, 2017, the Company recognized $23 and $50, respectively, in expenses to raze and exit its Randolph, MA facility, which had been idle regarding production for several years; no expense was recognized in the quarter or year-to-date period ended February 28, 2018. The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale in the second quarter of fiscal 2016. These actions were taken as part of the Company’s on-going facility consolidation and rationalization initiative. The Company substantially completed the demolition of the structure in the fourth fiscal quarter of 2016 and completed other environmental aspects of the project during fiscal 2017. The sale of the property is anticipated to follow in a subsequent period, and any future expenses related to the project are anticipated to not be material.  See Note 16 to the condensed consolidated financial statements for additional information on assets held for sale.

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

Assets held for sale as of February 28, 2018 and August 31, 2017 were:

	February 28, 2018	August 31, 2017
Randolph, MA - Property (1)	$14	$14
Total	$14	$14

(1)	See Note 15 to the condensed consolidated financial statements for additional information on Randolph, MA location assets held for sale as of February 28, 2018 and August 31, 2017.

Note 17 — Related Party Agreements

Reimbursements Related to Life Insurance Policies

During the first quarter of fiscal 2017, the Edward L. Chase Trust (the “Trust”), owners of an insurance policy on the life of Claire E. Chase, reimbursed the Company for premiums paid on the policy in exchange for the Company’s release of any claims on the policy. In September 2016 (the first quarter of fiscal 2017), the Company received $1,504 related to the Metropolitan Life Insurance policy, its then cash surrender value, plus an additional prepaid premium related to the policy. Claire E. Chase is the spouse of a former executive of the Company, Edward L. Chase (deceased), and who in each case are the parents of Peter R. Chase (the Executive Chairman of the Company) and Mary Claire Chase (Director) and the grandparents of Adam P. Chase (the President and CEO of the Company). The Trust is the beneficial owner of more than 5% of the Company’s common stock. Terms and conditions of this transaction were reviewed and approved by the independent members of the Company's Board of Directors in advance.

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

Note 18 — Long-Term Debt

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of February 28, 2018. The New Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, including NEPTCO, which collectively had a carrying value of $174,944 at February 28, 2018.  The New Credit Agreement was entered both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the New Credit Agreement (the “New Revolving Facility”) and any New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At February 28, 2018, the applicable interest rate was 3.20% per annum and the outstanding principal amount was $55,000.  The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case, interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter.

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

In December 2017, the Company utilized $65,000 of the New Credit Agreement to finance the majority of the acquisition cost of Zappa Stewart. See Note 14 to the condensed consolidated financial statements for additional information on this acquisition. During the second fiscal quarter, and subsequent to the borrowing, the Company paid down $10,000 of the outstanding balance (resulting in a principal debt balance of $55,000 at February 28, 2018). In March 2018, subsequent to the second fiscal quarter, the Company made an additional debt payment of $10,000.

Note 19 — Gain on Sale of License

In November 2017, the Company entered a license agreement with an unrelated party to sell a license, including intellectual property, and certain construction in process assets, with a net book value of $26 and all related to the manufacturing of certain structural composite materials. In the second fiscal quarter of 2018, the transaction was finalized for gross consideration of $1,111 comprising cash proceeds of $1,000 and $111 in foreign tax consideration paid by the buyer on Chase’s behalf. This transaction resulted in a gain of $1,085, which was recorded in the Company’s condensed consolidated statement of operations as a gain on sale of license during the fiscal quarter ended February 28, 2018.

In relation to this license agreement, the purchaser also entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on the volume of future sales of certain structural composite material manufactured by the purchaser. No revenue related to this royalty agreement was recognized in the second fiscal quarter of 2018.

Note 20 — Income Taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act impacted the U.S. statutory Federal tax rate that the Company will use going forward, reducing it from 35% to 21%. As the Company has an August 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory Federal rate of 25.7% for our fiscal year ending August 31, 2018, and 21% for subsequent fiscal years.

The Tax Act also includes items that the Company expects could increase its tax expense in future periods such as the elimination of the domestic production deduction (Section 199) and increased limitations on executive compensation. In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments such as state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from U.S. GAAP income.

To transition to the reduced U.S. corporate tax rate, an adjustment was required to be made to our net U.S. deferred tax assets. During the three months ended February 28, 2018, the Company recorded a provisional adjustment to the U.S. deferred tax assets and liabilities and uncertain tax position resulting in a net discrete tax expense of $548 recorded to the condensed consolidated statement of operations. This net discrete tax expense is the result of the following: (a) a $708 tax benefit resulting from the remeasurement and reclassification of our existing deferred tax liability related to unrepatriated foreign earnings to accrued income tax balance (discussed in more detail below); (b) a $1,069 tax expense for the remeasurement of the remaining net U.S. deferred tax assets in recognition of the new lower Federal rate; and (c) a $187 tax expense recorded as the result of remeasuring the Federal benefit on our uncertain tax positions.

The Tax Act includes a transition tax or “toll charge”, which is a one-time tax charge on unrepatriated foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986.  During the second quarter of fiscal 2018, the Company has recorded a provisional transition tax adjustment associated with its accumulated unrepatriated foreign earnings reducing long-term deferred tax liabilities by $2,299 and increasing short and long-term accrued income taxes by $127 and $1,464, respectively (the short-term payable representing eight percent of the total amount due, the amount payable within the first year as per the Tax Act). The difference between the decrease in the deferred tax liabilities for unrepatriated foreign earnings and the increase in accrued income taxes, $708, was recorded as a discrete tax benefit in the quarter and six-month period ended February 28, 2018.

Under the guidance set forth in the SEC's Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. For the second quarter of fiscal 2018, the Company made a provisional and reasonable estimate of the effects of the Tax Act on its existing deferred tax balances, including a provisional adjustment for the toll charge. The final impact of the Tax Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made and guidance that may be issued. In accordance with SAB 118, future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and finalized.

The Company continues to examine the potential impact of certain other provisions of the Tax Act that will become applicable in fiscal year 2019, including tax on global intangible low-taxed income (“GILTI”) and Base Erosion and Anti Abuse Tax (“BEAT”) that could affect its effective tax rate in the future.

For the three months ended February 28, 2018, the Company has provisionally recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018.

During the three months ended February 28, 2018 and 2017, the Company recognized discrete tax benefits of $977 and $74, respectively, related to excess tax benefits on stock-based compensation. During the six months ended February 28, 2018 and 2017, the Company recognized discrete tax benefits of $977 and $868, respectively, related to excess tax benefits on stock-based compensation. These excess tax benefits on stock-based compensation were recorded following the Company’s adoption of ASU No. 2016-09 in the first quarter of fiscal 2017 (the prior year). The Company advises that the size and occurrence of future similar discrete items may not match that observed in the noted periods and anticipates the potential for increased volatility in future effective tax rates based on the continued application of ASU No. 2016-09.

For the three months ended February 28, 2018 and 2017, the Company recorded income taxes of $1,618 and $4,260 on income before income taxes of $11,740 and $12,643, respectively. For the six months ended February 28, 2018 and 2017, the Company recorded income taxes of $5,902 and $8,547 on income before income taxes of $24,339 and $27,293, respectively.

The effective tax rate for the three months ended February 28, 2018 and 2017 was 13.8% and 33.7%, respectively and for the six months ended February 28, 2018 and 2017 was 24.2% and 31.3%, respectively.

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

Overview

In the three- and six-month periods ended February 28, 2018, the Company had increased revenue compared to the prior year. However, upward pressure on raw material costs and a less favorable sales mix resulted in a  lower operating income for both periods. Benefiting from a gain on the sale of a  license and a more favorable income tax rate, net income for the second quarter of fiscal 2018 surpassed the prior year period but net income fell short of the prior year for the year-to-date period.  Both our Industrial Materials and Construction Materials segments obtained higher sales volumes for the quarter and year-to-date periods. However, the current quarter and year-to-date periods saw reduced gross margin percentages, driven by increasing raw material prices and a less favorable sales mix. Both second quarter and year-to-date effective income tax rates declined from the prior year (in part due to the passage of the Tax Cuts and Jobs Act), helping to offset foreign currency transactions losses experienced in both the current quarter and in the year-to-date period.

Our Industrial Materials segment’s revenue exceeded the prior year for both comparative periods with increased demand for our specialty chemical intermediates, pulling and detection, electronic and industrial coatings, specialty products and structural composites product lines. Our electronic materials products, whose sales were consistent with the prior year for the first quarter, showed improvement over the prior year in the second quarter. Sales comparisons for the segment further benefited from our December 31, 2017 purchase of Zappa Stewart, whose financial results are now included in our specialty chemical intermediates product line.    Additionally, the operations of Resin Designs, purchased by the Company on September 30, 2017, had an additional month of operations in fiscal 2018, as compared to the prior year-to-date period.  Offsetting these increases in revenue were quarter-over-quarter and year-to-date reductions in sales volume from our fiber optic cable components and cable materials product lines. Our fiber optic cable components product line, which was divested in the third quarter of the fiscal 2017, did not record any revenue in the current year.

Sales from our Construction Materials segment increased for both the second quarter and year-to-date periods as compared to the prior year. Our pipeline coatings product line experienced the largest sales volume increase. Middle East water infrastructure project work sales led the resurgence, with the second quarter reversing the first quarter’s unfavorable comparative results. The pipeline coating products sold into Middle East water infrastructure projects are produced at our Rye, UK facility. Sales of our domestically-produced pipeline coatings products, which predominantly sell into North American oil and gas markets, continued the positive year-over-year trend observed in the first quarter.  Affected by seasonality in the domestic regions they are sold into, our bridge and highway products finished behind the prior year for the quarter, but sales remain comparatively favorable for the year-to-date period. Our building envelope and coating and lining systems product lines both saw quarter-over-quarter and year-over-year decreases in sales volume.

During the second half of fiscal 2018, we will remain focused on our key strategies, which include: (a) marketing and product development efforts; (b) mergers, acquisitions and divestitures; and (c) operational consolidation. We will also prioritize the full integration of the acquired Zappa Stewart operations into the Company’s shared services platform.

Our balance sheet remains strong, with cash on hand of $44,137,000 and a current ratio of 4.9 at February 28, 2018.  At the end of our second fiscal quarter, the outstanding principal balance of our credit facility was $55,000,000. The Company utilized the credit facility in December 2017, borrowing $65,000,000 to fund the majority of the Zappa Stewart purchase price, and subsequently made $10,000,000 in payments on the outstanding balance during the second fiscal quarter.

We have two reportable segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials

•Cable Materials

•Electronic and Industrial Coatings

•Specialty Products

•Pulling and Detection

•Electronic Materials

•Structural Composites

•Fiber Optic Cable Components (1)

•Specialty Chemical Intermediates

Protective coatings and tape products, including insulating and conducting materials for wire and cable manufacturers; moisture protective coatings and customized sealant and adhesive systems for electronics; laminated durable papers, packaging and industrial laminate products and custom manufacturing services; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; composite materials elements; glass-based strength elements designed to allow fiber optic cables to withstand mechanical and environmental strain and stress; polyurethane dispersions, polymeric microspheres and superabsorbent polymers.

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

(1)	Results of product line included for period prior to its April 3, 2017 sale by the Company.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Six Months Ended		Total	Six Months Ended		Total
	February 28, 2018		Revenue	February 28, 2017		Revenue	February 28, 2018		Revenue	February 28, 2017		Revenue

Revenue
Industrial Materials	$55,267		84%	$47,392		83%	$105,252		82%	$96,416		81%
Construction Materials	10,608		16%	9,916		17%	22,540		18%	22,249		19%
Total	$65,875			$57,308			$127,792			$118,665

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Six Months Ended		Segment	Six Months Ended		Segment
	February 28, 2018		Revenue	February 28, 2017		Revenue	February 28, 2018		Revenue	February 28, 2017		Revenue
Income before income taxes
Industrial Materials	$16,161	(a)	29%	$15,690		33%	$31,526	(a)	30%	$32,105	(d)	33%
Construction Materials	2,372		22%	3,614		36%	6,618		29%	8,764		39%
Total for reportable segments	18,533		28%	19,304		34%	38,144		30%	40,869		34%
Corporate and Common Costs	(6,793)	(b)		(6,661)	(c)		(13,805)	(b)		(13,576)	(e)
Total	$11,740		18%	$12,643		22%	$24,339		19%	$27,293		23%

(a)

Includes $1,530 of expenses related to inventory step-up in fair value attributable to the December 2017 acquisition of Zappa Stewart and $1,085 on the gain on sale of license related to the structural composites product line

(b)	Includes $393 in acquisition-related expenses attributable to the December 2017 acquisition of Zappa Stewart
(c)

Includes a $68 gain related to the December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA and facility exit and demolition costs of $23 incurred during the quarter, relating to the Company’s Randolph, MA location

(d)	Includes $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC
(e)

Includes $584 in acquisition-related expenses attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC, facility exit and demolition costs of $50 related to the Company’s Randolph, MA location, a $792 gain related to the November 2016 sale of the Company’s Paterson, NJ location and a $68 gain related to the December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA

Total Revenue

Total revenue increased $8,567,000 or 15% to $65,875,000 for the quarter ended February 28, 2018, compared to $57,308,000 in the same quarter of the prior year. Total revenue increased $9,127,000 or 8% to $127,792,000 in the fiscal year-to-date period compared to $118,665,000 in the same period in fiscal 2017.

Revenue in our Industrial Materials segment increased $7,875,000 or 17%  and $8,836,000 or 9%  in the current quarter and year-to-date periods, respectively.  The increases in this segment as compared to the prior year periods  were primarily due to the following for the current quarter and year-to-date periods, respectively: (a) our specialty chemical intermediates product line, which had a sales volume increases of $4,878,000 and $4,899,000, due in part to the inclusion of our newly acquired Zappa Stewart business, which had sales of $3,528,000 during its first two months of operations under Chase; (b) sales volume increases of $1,652,000 and $2,946,000 from our pulling and detection products, on increased demand from customers in the utility and telecommunication industries with the ramping up of certain infrastructure build and large scale repair projects in the first half of the fiscal year; (c) our electronic and industrial coatings product line had total increases of $960,000 and $3,418,000, reflecting increased sales volume from the automotive and appliance manufacturing industries, along with increased sales from the Resin Designs business acquired in early fiscal 2017;  (d)  revenue increases of $1,210,000 and $1,814,000 for our specialty products, which, subsequent to the sale of our fiber optic cable components business on April 3, 2017, includes revenue from the manufacturing services provided by the Company to the purchaser of the fiber optic cable components product line; (e) our structural composite products had increased sales into the wind energy market of $780,000 and $1,571,000;  and (f) revenue increases of $266,000 for both the quarter and year-to-date periods for our electronic materials products. The segment’s net increases in sales were negatively impacted in the current quarter  and year-to-date periods, respectively, by: (a) $241,000 and $2,533,000 reductions in sales volume for our cable materials products, with the largest decreases in year-to-date sales relating to communication cable components as the industry experienced consolidation and product design changes; and (b) sales volume decreases of $1,630,000 and $3,545,000 from the prior year in our fiber optic cable components product line, which was divested in fiscal 2017, and had no revenue attributed to in the current year.

Compared to the prior year second quarter and year-to-date period, revenue from our Construction Materials segment increased $692,000 or 7% and $291,000 or 1%, respectively. Our pipeline coatings products drove the segment’s sales increases with increases of $2,293,000 and $1,647,000 for the quarter and year-to-date periods, respectively.  Sales increases were seen for both our water pipeline products (produced at our Rye, UK facility and sold predominately into the Middle East) and our oil and gas pipeline products (which are produced domestically, and predominately sold in North America).  Our bridge and highway products experienced a seasonal decline in the second quarter with certain sales delayed into future periods and sales $349,000 lower than the prior year quarter,  but while current year-to-date sales remained $546,000 above the comparative prior year period.  Further decreases in this segment as compared to the prior year second quarter and year-to-date periods, respectively, were primarily due to the following: (a) our building envelope product line had sales volume decreases of $591,000 and $1,155,000; and (b) sales volume from our coating and lining systems decreased $661,000 and $747,000, due to nonrecurring project work recognized in the prior year.

Cost of Products and Services Sold

Cost of products and services sold increased  $9,133,000 or 28% to $41,991,000 for the quarter ended February 28, 2018, compared to $32,858,000 in the prior year quarter.  Cost of products and services sold increased $10,739,000 or 16% to $78,886,000 in the first six months of fiscal 2018, compare to $68,147,000 in the comparative year-to-date period.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended February 28,		Six Months Ended February 28,
Cost of products and services sold	2018	2017	2018	2017
Industrial Materials	64%	58%	62%	58%
Construction Materials	63%	54%	58%	55%
Total	64%	57%	62%	57%

Cost of products and services sold in our Industrial Materials segment were  $35,268,000 and $65,732,000 in the current quarter and year-to-date periods compared to $27,525,000 and $56,017,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment were  $6,723,000 and $13,154,000 for the quarter and year-to-date periods ended February 28, 2018, compared to $5,333,000 and $12,130,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold increased for both Industrial Materials and Construction Materials, for both the quarter and year-over-year periods. These increases were primarily due to: (a) raw material costs on increasing commodity prices; (b) product mix, as our lower margin products constituted a comparatively higher portion of total sales in the current year periods; and (c) in the case of our Industrial Materials segment the inclusion of $1,530,000 in cost of sale of inventory step-up, related to inventory purchased as part of our acquisition of Zappa Stewart. Given the composition of our finished goods and the markets we serve, the pricing of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) both directly and indirectly affects the purchase price of our raw materials and the market demand for our product offerings. The Company diligently monitors raw material and commodities pricing across all its product lines to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $620,000 or 5% to $12,138,000 for the quarter ended February 28, 2018 compared to $11,518,000 in the prior year quarter. Selling, general and administrative expenses increased $927,000 or 4% to $24,197,000 in the fiscal year-to-date period compared to $23,270,000 in the same period in fiscal 2017.  As a percentage of revenue, selling, general and administrative expenses decreased to 18%  and 19% for the current second quarter and fiscal year-to-date periods, respectively, compared to 20% in each of the comparable prior year periods. The nominal increase for both the current fiscal quarter and year-to-date period compared to the prior year periods, respectively, was primarily attributable to increased amortization expense of $589,000 and $727,000, predominantly related to intangible assets acquired in both our December 2017 acquisition of Zappa Stewart and our September 2016 acquisition of certain assets of Resin Designs.

Exit Costs Related to Idle Facility

In the three- and six-month periods ended February 28, 2017 (the prior year), the Company recognized $23,000 and $50,000 in expenses, respectively, to raze and exit its Randolph, MA facility, which had been idle regarding production for several years; no expense was recognized in the year-to-date period ended February 28, 2018 (the current year). The Company began marketing the site for sale and reclassified the net book value of the facility to assets held for sale in the second quarter of fiscal 2016 and recognized a total of $70,000 and $935,000 in expenses associated with the project during fiscal 2017 and 2016, respectively. The decision to raze the site and market the property comes as part of the Company’s facility consolidation and rationalization initiative and was done in part to make the property more attractive to a potential buyer. Production previously housed in Randolph, MA had been relocated to the Company’s Oxford, MA and Blawnox, PA locations prior to the commencement of demolition work. The Company has updated its initial estimate and currently anticipates any future expenses associated with completing the project will not be material, with the sale of the property to follow.

Acquisition-Related Costs

In the second quarter of fiscal 2018, the Company incurred $393,000 of costs related to our acquisition of Stewart Superabsorbents, LLC (“SSA, LLC” or “Zappa Stewart”)  This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting and actuarial fees) were expensed as incurred within the second fiscal quarter of 2018.

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

Interest Expense

Interest expense increased $133,000 or 43% to $440,000 for the quarter ended February 28, 2018 compared to $307,000 in the prior year second quarter.  Interest expense decreased $68,000 or 12% to $485,000 for the fiscal year-to-date period compared to $553,000 in the same period in fiscal 2017. The increase in interest expense in the current quarter is the result of the increased average outstanding balance of Chase’s revolving debt facility, following the $65,000,000 draw on the facility in December 2017 to substantially fund the Company’s acquisition of Zappa Stewart.

In the second quarter, subsequent to the December borrowing, the Company made $10,000,000 in payments against the principal balance, bringing the balance down to $55,000,000 at February 28, 2018.

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

In October 2016, Chase entered an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. In December 2016, the sale was finalized for gross proceeds of $740,000, resulting in a gain on sale of $68,000 recognized during the second quarter of fiscal 2017.

Gain on Sale of License

In November 2017, the Company entered an agreement with an unrelated party to sell a license, including certain intellectual property, and sell certain construction in process assets, both related to the manufacturing of certain structural composite materials. In the second fiscal quarter of 2018, the transaction was finalized for gross consideration of $1,111,000 comprising cash proceeds of $1,000,000 and foreign tax consideration paid by the purchaser on Chase’s behalf of $111,000. This transaction resulted in a gain of $1,085,000, which was recorded in the Company’s condensed consolidated statement of operations as a gain on sale of license during the fiscal quarter ended February 28, 2018. The construction in process assets, whose net book value was $26,000, had been reported within Industrial Materials total assets as of November 30, 2017.

In relation to this transaction, the purchaser also entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on the volume of future sales of certain structural composite material manufactured by the purchaser.

Other Income (Expense)

Other income (expense) was an expense of $258,000 in the quarter ended February 28, 2018 compared to an expense of $27,000 in the same period in the prior year, an increase of $231,000.  Other income (expense) was an expense of $577,000 for the fiscal year-to-date period compared to an income of $372,000 in the same period in the prior year, a difference of $949,000.  Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, interest income, rental income and other non-trade/non-royalty/non-commission receipts.  Other income (expense) in the current quarter and year-to-date periods was largely net foreign exchange losses resulting from sales made from our U.K.-based operations and denominated in U.S. dollars.

Income Taxes

The effective tax rates for the second quarter and the six-month periods ended February 28, 2018 were 13.8% and 24.2%, respectively, and 33.7% and 31.3% for the second quarter and the six-month periods ended February 28, 2017, respectively.

The current year effective tax rate was most prominently affected by: (a) the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, including provisional adjustments recorded to account for the new rules and a  Federal corporate tax rate of 21% enacted by the Tax Act; and (b) our early adoption of ASU No. 2016-09 at the beginning of the prior year.

As a result of the new 21% Federal tax rate enacted by the  Tax Act, Chase has adjusted its Federal statutory rate for fiscal 2018 to be a blended rate of 25.7%, based on a combination of four months of operations under the old 35% corporate income tax rate, and eight months at the new 21% rate. Further, provisional transitional adjustments were made to revalue, and in certain cases reclassify, our existing net U.S deferred tax assets and uncertain tax positions resulting in a net discrete tax expense of $548,000. Further adjustments resulting in discrete tax expenses or benefits may be recorded in future periods as Chase finalizes its accounting related to the Tax Act. Please see Note 20 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Cuts and Jobs Act.

The Company early adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”, during the first fiscal quarter of 2017. During both the three and six months ended February 28, 2018, the Company recognized an excess tax benefit from stock-based compensation of $977,000, compared to prior year second quarter and year-to-date amounts of $74,000 and $868,000, respectively, within income tax expense on the condensed consolidated statements of operations. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU No. 2016-09.

Net Income

Net income increased $1,739,000 or 21% to $10,122,000 in the quarter ended February 28, 2018 compared to $8,383,000 in the prior year second quarter.  The increase in net income in the second fiscal quarter was primarily due to increased sales,  a gain on sale of license, the recognition of a lower Federal statutory tax rate and the excess tax benefit related to our early adoption of ASU No. 2016-09. These gains were partially offset by increased amortization expense, as well as one-time acquisition-related and inventory step-up costs, recognized in the second fiscal quarter, related to our December 2017 acquisition of Zappa Stewart,  and comparatively higher net foreign exchange losses recognized in the current quarter.

Net income decreased $309,000 or 2% to $18,437,000 in the six months ended February 28, 2018 compared to $18,746,000 in the same period in the prior year.  The decrease in net income in the current six-month period was primarily due to a comparatively lower gross margin,  increased amortization expense, as well as one-time acquisition-related and inventory step-up costs, recognized in the current period, related to our December 2017 acquisition of Zappa Stewart, and net foreign exchange losses recognized in the current quarter, compared to gains realized in the prior year six-month period. These losses were partially offset by a gain on sale of license,  the recognition of a lower Federal statutory tax rate and the excess tax benefit related to our early adoption of ASU No. 2016-09.

Other Important Performance Measures

We believe that EBITDA, Adjusted EBITDA and Free Cash Flow are useful performance measures.  They are used by our executive management team to measure operating performance, to allocate resources, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors and investors concerning our financial performance. The Company believes EBITDA, Adjusted EBITDA and Free Cash Flow are useful to investors. EBITDA is useful in comparing the core operations of the business from period to period by removing the impact of the Company’s capital structure (through interest expense), asset base (through depreciation and amortization) and tax rate, and in evaluating operating performance relative to others in the industry.    Adjusted EBITDA allows for comparison to the Company’s performance in prior periods without the effect of items that, by their nature, tend to obscure the Company’s core operating results due to the potential variability across periods based on their timing, frequency and magnitude. Free Cash Flow provides a means for measuring the cash generated from operations that is available for mandatory obligations, including interest payments and debt repayment, and discretionary investment opportunities such as funding acquisitions, product and market development and paying dividends. As a result, management believes these metrics, which are commonly used by financial analysts and others in the industries in which the Company operates, enhance the ability of investors to analyze trends in the Company’s business and evaluate the Company’s performance relative to peer companies and the past performance of the Company itself. EBITDA, Adjusted EBITDA and Free Cash Flow are non-U.S. GAAP financial measures.

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

The use of EBITDA, Adjusted EBITDA and Free Cash Flow has limitations and these performance measures should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income and net cash provided by operating activities.  None of these measures should be interpreted as representing the residual cash flow of the Company available solely for discretionary expenditures or to invest in the growth of our business, since we have certain non-discretionary expenditures that are not deducted from these measures, including scheduled principal and (in the case of Free Cash Flow) interest payments on outstanding debt. Our measurement of EBITDA, Adjusted EBITDA and Free Cash Flow may not be comparable to similarly-titled measures used by other companies.

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net income	$10,122	$8,383	$18,437	$18,746
Interest expense	440	307	485	553
Income taxes	1,618	4,260	5,902	8,547
Depreciation expense	1,364	1,305	2,618	2,640
Amortization expense	2,919	2,330	5,233	4,506
EBITDA	$16,463	$16,585	$32,675	$34,992
Cost of sale of inventory step-up (a)	1,530	—	1,530	190
Acquisition-related costs (b)	393	—	393	584
Gain on sale of license (c)	(1,085)	—	(1,085)	—
Exit costs related to idle facility (d)	—	23	—	50
Gain on sale of real estate (e)	—	(68)	—	(860)
Adjusted EBITDA	$17,301	$16,540	$33,513	$34,956

(a)	Represents expenses related to inventory step-up in fair value related to the December 2017 acquisition of Zappa Stewart and the September 2016 acquisition of certain assets of Resin Designs, LLC
(b)	Represents costs related to the December 2017 acquisition of Zappa Stewart and the September 2016 acquisition of certain assets of Resin Designs, LLC
(c)	Represents fiscal 2018 second quarter gain on sale of a license related to the structural composites product line
(d)	Represents Randolph, MA facility exit and demolition costs incurred
(e)	Represents gain on November 2016 sale of the Company’s Paterson, NJ location, and December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net cash provided by operating activities	$13,430	$14,155	$19,984	$22,492
Purchases of property, plant and equipment	(735)	(762)	(1,586)	(1,414)
Free Cash Flow	$12,695	$13,393	$18,398	$21,078

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $3,217,000 to $44,137,000 at February 28, 2018, from $47,354,000 at August 31, 2017.  The decreased cash balance is primarily attributable to the $71,434,000 acquisition of Zappa Stewart, partially offset by a $65,000,000 utilization of our all-revolving debt facility, $10,000,000 in subsequent debt pay downs, a cash dividend payment of $7,497,000 and $19,984,000 from operations. Of the above-noted amounts, $33,857,000 and $31,756,000 were held outside the United States by Chase Corporation and our foreign subsidiaries as of February 28, 2018  and August 31, 2017 respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018, we did not have a history of repatriating a significant portion of our foreign cash. With the passage of the Tax Cuts and Jobs Act in the second fiscal quarter, significant changes in Internal Revenue Tax Code (the “IRC”) were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. During the second quarter of fiscal 2018, the Company repatriated $4,113,000 in U.K. foreign earnings.  Please see Note 20 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Cuts and Jobs Act.

Cash flow provided by operations was $19,984,000 in the first six months of fiscal year 2018 compared to $22,492,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income and an increase in accounts payable relating to inventory build. Negatively impacting our cash flow from operations was an increase in inventory,  as Chase prepares for the second half of fiscal 2018  (the second half of our fiscal year historically having higher sales than the first half), and decreases in accrued compensation and other expense (related to the first quarter payment of our annual employee incentive plan) and accrued income taxes (as cash payments for taxes exceeded the amount of income tax expense recognized during the period).

The ratio of current assets to current liabilities was 4.9 as of February 28, 2018 compared to 4.2 as of August 31, 2017.  The ratio increased over the first six months of fiscal 2018 primarily as a result of: (a) a net increase in current assets, most notably inventory and accounts receivable driven by the December 2017 acquisition of Zappa Stewart; (b) decreased accrued payroll and other compensation, driven by the first quarter payout of the Company’s annual bonus, which was fully accrued at August 31, 2017, and; (c) a flip from current accrued income taxes to current prepaid income taxes.

Cash flow used in investing activities of $71,992,000 was primarily due to the acquisition of Zappa Stewart in the second fiscal quarter and our purchases of machinery and equipment at our manufacturing locations throughout fiscal 2018 year-to-date.

Cash flow provided by financing activities of $46,254,000 was primarily due to the $65,000,000 draw on our all-revolving credit facility in the second fiscal quarter to substantially finance the acquisition of Zappa Stewart, which was partially offset by both $10,000,000 in repayments made on the draw and the payment of our annual cash dividend in the second quarter, which totaled $7,497,000.

On October 30, 2017, we announced a cash dividend of $0.80 per share (totaling $7,497,000).  The dividend was paid on December 6, 2017 to shareholders of record on November 9, 2017.

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

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The New Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The New Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of February 28, 2018. The applicable interest rate for the New Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate.  At February 28, 2018, the applicable interest rate was 3.20% per annum and the outstanding principal amount was $55,000,000.  The New Credit Agreement was used to refinance our previously existing term loan and revolving line of credit. It also provides for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and other general corporate purposes.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the six months ended February 28, 2018 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At February 28, 2018, other than our restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British Pound and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of February 28, 2018, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at February 28, 2018
GBP	British Pound	$18,742,000
EUR	Euro	$4,720,000
INR	Indian Rupee	$725,000
CNY	Chinese Yuan	$441,000
CAD	Canadian Dollar	$179,000

We will continue to review our current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the recently enacted revisions to the Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation gain for the six months ended February 28, 2018 in the amount of $3,670,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $55,000,000 at February 28, 2018.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 18 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended February 28, 2018, the Company initiated the process of implementing its worldwide ERP computer system, and other applicable shared services, on operations associated with Stewart Superabsorbents, LLC (“SSA, LLC” or “Zappa Stewart”) acquired in December 2017.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

The Company is involved from time to time in litigation incidental to the conduct of its business. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cash flows, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements agreed to, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 6 — Exhibits

Exhibit Number	Description
10.1

Membership Interest and Stock Purchase Agreement by and among Chase Corporation, The Stewart Group Limited, Explortec, Inc., Zappa-Tec, LLC,  Stewart Superabsorbents, LLC, Stewart SA, Inc. and William Morris (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K/A filed March 9, 2018)

10.2	Amended and Restated Severance Agreement with Adam P. Chase dated January 2, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed January 8, 2018)
10.3	Severance Agreement with Kenneth J. Feroldi dated February 15, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed February 16, 2018)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: April 9, 2018	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: April 9, 2018	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer