Form 10-Q
period 2018-05-31
CHASE CORP
filed 2018-07-06
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2018

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

The number of shares of Common Stock outstanding as of June 30, 2018 was 9,396,262

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2018

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

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$33,107	$47,354
Accounts receivable, less allowance for doubtful accounts of $702 and $456	46,351	38,051
Inventory	35,825	25,618
Prepaid expenses and other current assets	2,876	3,112
Due from sale of businesses	557	—
Prepaid income taxes	373	—
Total current assets	119,089	114,135

Property, plant and equipment, less accumulated depreciation of $47,743 and $44,277	35,570	34,760

Other Assets
Goodwill	85,976	50,784
Intangible assets, less accumulated amortization of $50,849 and $42,206	64,480	46,846
Cash surrender value of life insurance	4,530	4,530
Restricted investments	1,019	964
Funded pension plan	514	566
Deferred income taxes	2,763	1,614
Other assets	108	539
Total assets	$314,049	$254,738

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,809	$14,455
Accrued payroll and other compensation	4,976	6,500
Accrued expenses	4,943	4,052
Accrued income taxes	—	2,333
Total current liabilities	24,728	27,340

Long-term debt	35,000	—
Deferred compensation	1,034	979
Accumulated pension obligation	11,258	12,666
Other liabilities	1,588	1,567
Accrued income taxes	2,977	1,257

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,396,262 shares at May 31, 2018 and 9,354,136 shares at August 31, 2017 issued and outstanding	940	935
Additional paid-in capital	14,370	14,060
Accumulated other comprehensive loss	(11,732)	(13,469)
Retained earnings	233,886	209,403
Total equity	237,464	210,929
Total liabilities and equity	$314,049	$254,738

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017

Revenue
Sales	$77,653	$63,641	$202,965	$180,198
Royalties and commissions	1,265	1,260	3,745	3,368
	78,918	64,901	206,710	183,566
Costs and Expenses
Cost of products and services sold	48,252	37,511	127,138	105,658
Selling, general and administrative expenses	13,705	12,297	37,902	35,567
Acquisition-related costs (Note 14)	—	—	393	584
Exit costs related to idle facility (Note 15)	—	—	—	50

Operating income	16,961	15,093	41,277	41,707

Interest expense	(389)	(158)	(874)	(711)
Gain on sale of real estate (Note 9)	—	—	—	860
Gain on sale of license (Note 18)	—	—	1,085	—
Gain on sale of businesses (Note 8)	1,480	2,013	1,480	2,013
Other income (expense)	600	164	23	536

Income before income taxes	18,652	17,112	42,991	44,405

Income taxes (Note 19)	5,109	5,257	11,011	13,804

Net income	$13,543	$11,855	$31,980	$30,601

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$1.44	$1.27	$3.41	$3.27

Diluted	$1.43	$1.26	$3.38	$3.24

Weighted average shares outstanding
Basic	9,306,498	9,258,219	9,292,647	9,244,237
Diluted	9,373,183	9,336,725	9,362,370	9,331,470

Annual cash dividends declared per share			$0.80	$0.70

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net income	$13,543	$11,855	$31,980	$30,601

Other comprehensive income:
Net unrealized gain (loss) on restricted investments, net of tax	5	41	(13)	87
Change in funded status of pension plans, net of tax	92	147	277	441
Foreign currency translation adjustment	(2,197)	1,504	1,473	(631)
Total other comprehensive income (loss)	(2,100)	1,692	1,737	(103)

Comprehensive income	$11,443	$13,547	$33,717	$30,498

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED MAY 31, 2018

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2017	9,354,136	$935	$14,060	$(13,469)	$209,403	$210,929
Restricted stock grants, net of forfeitures	15,900	2	(2)			—
Amortization of restricted stock grants			1,228			1,228
Amortization of stock option grants			336			336
Exercise of stock options	46,843	5	917			922
Common stock received for payment of stock option exercises	(7,656)	(1)	(779)			(780)
Common stock retained to pay statutory minimum withholding taxes on common stock	(12,961)	(1)	(1,390)			(1,391)
Cash dividend paid, $0.80 per share					(7,497)	(7,497)
Change in funded status of pension plan, net of tax $89				277		277
Foreign currency translation adjustment				1,473		1,473
Net unrealized gain (loss) on restricted investments, net of tax $5				(13)		(13)
Net income					31,980	31,980
Balance at May 31, 2018	9,396,262	$940	$14,370	$(11,732)	$233,886	$237,464

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except share and per share amounts

	Nine Months Ended May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,980	$30,601
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(860)
Gain on sale of license	(1,085)	—
Gain on sale of businesses	(1,480)	(2,013)
Depreciation	3,870	3,859
Amortization	8,450	6,816
Cost of sale of inventory step-up	1,530	190
Provision (recovery) of allowance for doubtful accounts	245	(129)
Stock-based compensation	1,564	1,659
Realized gain on restricted investments	(92)	(55)
Deferred taxes	1,072	8
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(4,830)	1,448
Inventory	(4,897)	(2,550)
Prepaid expenses and other assets	286	(1,003)
Accounts payable	(47)	409
Accrued compensation and other expenses	(1,784)	(1,369)
Accrued income taxes	(3,132)	1,325
Net cash provided by operating activities	31,650	38,336

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,908)	(2,198)
Cost to acquire intangible assets	(79)	(81)
Payments for acquisitions	(73,469)	(30,270)
Proceeds from sale of real estate	—	2,122
Proceeds from sale of license	1,000	—
Proceeds from sale of businesses	2,075	3,687
Changes in restricted investments	19	(123)
Proceeds from settlement of life insurance policies	—	1,504
Net cash used in investing activities	(73,362)	(25,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	65,000	—
Payments of principal on debt	(30,000)	(23,400)
Dividend paid	(7,497)	(6,532)
Proceeds from exercise of common stock options	142	95
Payments of taxes on stock options and restricted stock	(1,391)	(2,014)
Net cash provided by (used in) financing activities	26,254	(31,851)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(15,458)	(18,874)
Effect of foreign exchange rates on cash	1,211	(407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,354	73,411
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,107	$54,130

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$780	$1,158
Property, plant and equipment additions included in accounts payable	$66	$65

See accompanying notes to the condensed consolidated financial statements

Note 1 — Basis of Financial Statement Presentation

Description of Business

Chase Corporation (the “Company,” “Chase,” “we,” or “us”), a global specialty chemicals company founded in 1946, is a leading manufacturer of protective materials for high-reliability applications.  Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Chase Corporation filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation, for the three years ended August 31, 2017, in conjunction with its 2017 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended May 31, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2017, which are contained in the Company’s 2017 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2018, the results of its operations, comprehensive income and cash flows for the interim periods ended May 31, 2018 and 2017, and changes in equity for the interim period ended May 31, 2018.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $546 and ($131) for the three- and nine-month periods ended May 31, 2018, respectively, and ($188) and $173 for the three- and nine-month periods ended May 31, 2017, respectively.

Other Business Developments

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacturing of products previously produced in the Pawtucket, RI facility will be moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period. The Company estimates total pre-tax charges of approximately $300 associated with facility closing activities. Of this amount, employee transition bonuses and other employee-related costs are estimated to be $275. The Company expects the transition to be substantially completed and the majority of these cash expenditures to be incurred in the fourth quarter of fiscal 2018.

On April 20, 2018, Chase finalized an agreement with an unrelated party to sell all inventory, operational machinery and equipment and intangible assets of the Company’s structural composites rod business, as well as a license related to the production and sale of rod, for proceeds of $2,232, net of transaction costs and following certain working capital adjustments. This business, which was part of the structural composites product line within the Industrial Materials segment, had limited growth and profitability prospects as part of the Company, and was outside the areas Chase has identified for strategic emphasis. The resulting pre-tax gain on sale of $1,480 was recognized in the third quarter of fiscal 2018 as a gain on sale of businesses within the condensed consolidated statement of operations. Chase received $2,075, net of transaction costs, in the third quarter of fiscal 2018, with the remaining $157 received in the fourth quarter of fiscal 2018 as a result of a working capital true-up. In relation to this transaction, the purchaser entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on future sales of certain structural composite material manufactured by the purchaser.

On December 29, 2017, Chase entered an agreement to acquire Stewart Superabsorbents, LLC (“SSA, LLC”), an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The transaction closed on December 31, 2017. In the most recently completed fiscal year, SSA, LLC, and its recently-acquired Zappa-Tec business (collectively “Zappa Stewart”) had combined revenue in excess of $24,000. Chase expects this acquisition to be immediately accretive to its earnings, after adjusting for nonrecurring costs associated with the transaction and financing cost. The business was acquired for a purchase price of $73,469, after final working capital adjustments and excluding acquisition-related costs.  As part of this transaction, Chase acquired all assets of the business, and entered multiyear leases at both locations. The Company expensed $393 of acquisition-related costs associated with this acquisition during the second quarter of fiscal 2018.  The purchase was funded from a combination of Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology complements Chase’s current specialty chemicals offerings. This acquisition is aligned with the Company’s core strategies and extends its reach into growing medical, environmental and consumer applications. The Company is currently in the process of finalizing purchase accounting, with regard to a calculation of a deferred tax balance and a final allocation of the purchase price to tangible and identifiable intangible assets assumed, and anticipates completion within fiscal 2018. Following the effective date of the acquisition the financial results of Zappa Stewart’s operations have been included in the Company’s financial statements in the specialty chemical intermediates product line, contained within the Industrial Materials operating segment. See Note 14 to the condensed consolidated financial statements for additional information on the acquisition of Zappa Stewart.

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

Given the scope of work required to implement the recognition and disclosure requirements under the ASU, we began our assessment process during fiscal 2017.  Chase continues to evaluate the impact of ASU No. 2014-09 on our consolidated financial statements and anticipates the new disclosure requirements and changes to process and controls will be significant. We expect revenue recognition for most of our products, which are shipments to OEMs based on individual purchase orders received, to remain largely unchanged. From a timing of revenue recognition standpoint (point in time versus over time), it is anticipated that certain products will be more affected than other products sold, since these certain products contain assets that a customer controls. Chase has considered customized products sold to customers having no alternative use and enforceable right to payment relating to those sales, and expects minimal impact on these types of orders. Guided by our scoping and risk assessment, we continue to conduct a comprehensive contract review in applying the guidance in Topic 606 focusing on the major steps in the five-step model outlined in the ASU. During the remainder of fiscal 2018, Chase will continue assessing system impacts, enhancing internal controls and financial reporting policies to address this standard’s requirements and risks, and finalizing our understanding of the financial impact of this standard on our consolidated financial statements, including the cumulative effect adjustment to be recorded upon implementation of this standard. The Company expects to utilize the modified retrospective method of adoption, coinciding with the start of fiscal 2019. We expect to finalize the evaluation and quantify the impact in upcoming quarters and will provide updates on its progress in future filings.

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

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting."  This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. The impact of this ASU will be dependent on the nature and occurrence of such changes to the terms or conditions of a share-based payment award during the future effective period.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under previously existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the effect that ASU No. 2018-02 will have on its financial statements and related disclosures. See Note 19 to the condensed consolidated financial statements for additional information on the effects of the Tax Act on our financial position and result of operations, including provisional transitional adjustments that were recorded during fiscal 2018 related to the Tax Act.

Note 3 — Inventory

Inventory consisted of the following as of May 31, 2018 and August 31, 2017:

	May 31,	August 31,
	2018	2017
Raw materials	$17,842	$11,636
Work in process	7,315	6,877
Finished goods	10,668	7,105
Total Inventory	$35,825	$25,618

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two-class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017

Basic Earnings per Share

Net income	$13,543	$11,855	$31,980	$30,601
Less: Allocated to participating securities	128	127	304	332
Net income available to common shareholders	$13,415	$11,728	$31,676	$30,269

Basic weighted average shares outstanding	9,306,498	9,258,219	9,292,647	9,244,237
Net income per share - Basic	$1.44	$1.27	$3.41	$3.27

Diluted Earnings per Share

Net income	$13,543	$11,855	$31,980	$30,601
Less: Allocated to participating securities	128	127	304	332
Net income available to common shareholders	$13,415	$11,728	$31,676	$30,269

Basic weighted average shares outstanding	9,306,498	9,258,219	9,292,647	9,244,237
Additional dilutive common stock equivalents	66,685	78,506	69,723	87,233
Diluted weighted average shares outstanding	9,373,183	9,336,725	9,362,370	9,331,470
Net income per share - Diluted	$1.43	$1.26	$3.38	$3.24

For both the three and nine months ended May 31, 2018, stock options to purchase 6,416 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive; no shares were excluded for either the three-month or nine-month periods ended May 31, 2017.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

Note 6 — Segment Data and Foreign Operations

The Company is organized into two reportable operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings and customized sealant and adhesive systems for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 30, 2016 and December 31, 2017, the Industrial Materials segment includes the acquired operations of Resin Designs, LLC and Zappa Stewart, respectively. Each were obtained through acquisition and are included in the Company’s electronic and industrial coatings product line and specialty chemicals intermediates product line, respectively. Prior to the April 3, 2017 sale of the business, the segment’s products also included glass-based strength elements, designed to allow fiber optic cables to withstand mechanical and environmental strain and stress. Following the April 20, 2018 sale of the structural composites rod business, future product sales of composite materials and elements are not anticipated to be significant to the condensed consolidated financial statements.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2018		2017		2018		2017
Revenue
Industrial Materials	$65,389		$53,292		$170,641		$149,708
Construction Materials	13,529		11,609		36,069		33,858
Total	$78,918		$64,901		$206,710		$183,566

Income before taxes
Industrial Materials	$20,907	(a)	$20,259	(c)	$52,433	(d)	$52,364	(e)
Construction Materials	5,341		3,647		11,959		12,411
Total for reportable segments	26,248		23,906		64,392		64,775
Corporate and common costs	(7,596)	(b)	(6,794)		(21,401)	(b)	(20,370)	(f)
Total	$18,652		$17,112		$42,991		$44,405

Includes the following costs by segment:
Industrial Materials
Interest	$311		$119		$699		$533
Depreciation	816		959		2,521		3,023
Amortization	2,887		1,990		7,465		5,859

Construction Materials
Interest	$78		$39		$175		$178
Depreciation	177		209		554		560
Amortization	330		320		985		957

(a)	Includes $1,480 gain on sale of business related to the April 2018 structural composites rod business
(b)	Includes $393 in acquisition-related expenses attributable to the December 2017 acquisition of Zappa Stewart
(c)	Includes a $2,013 gain on sale of our fiber optic cable components business
(d)

Includes $1,530 of expenses related to inventory step-up in fair value attributable to the December 2017 acquisition of Zappa Stewart, $1,085 on the gain on sale of license related to the structural composites product line recorded in the second quarter of fiscal 2018 and $1,480 gain on sale of business related to the April 2018 sale of the structural composites rod business

(e)

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

Total assets for the Company’s reportable segments as of May 31, 2018 and August 31, 2017 were:

	May 31,	August 31,
	2018	2017
Total Assets
Industrial Materials	$230,587	$156,263
Construction Materials	36,547	38,162
Total for reportable segments	267,134	194,425
Corporate and common assets	46,915	60,313
Total	$314,049	$254,738

The Company’s products are sold worldwide.  Revenue for the three- and nine-month periods ended May 31, 2018 and 2017 are attributed to operations located in the following countries:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Revenue
United States	$67,732	$56,281	$176,187	$158,379
United Kingdom	6,353	4,230	16,142	11,923
All other foreign (1)	4,833	4,390	14,381	13,264
Total	$78,918	$64,901	$206,710	$183,566

(1)	Comprises sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of May 31, 2018 and August 31, 2017, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	May 31,	August 31,
	2018	2017
Long-Lived Assets
United States
Property, plant and equipment, net	$31,346	$30,253
Goodwill and Intangible assets, less accumulated amortization	143,748	90,673

United Kingdom
Property, plant and equipment, net	3,033	3,184
Goodwill and Intangible assets, less accumulated amortization	5,467	5,685

All other foreign
Property, plant and equipment, net	1,191	1,323
Goodwill and Intangible assets, less accumulated amortization	1,241	1,272

Total
Property, plant and equipment, net	$35,570	$34,760
Goodwill and Intangible assets, less accumulated amortization	$150,456	$97,630

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill are as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2017	$40,091	$10,693	$50,784
Acquisition of Zappa Stewart	35,352	—	35,352
Sale of structural composites rod business	(231)	—	(231)
Foreign currency translation adjustment	65	6	71
Balance at May 31, 2018	$75,277	$10,699	$85,976

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

Intangible assets subject to amortization consisted of the following as of May 31, 2018 and August 31, 2017:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
May 31, 2018
Patents and agreements	14.3	years	$1,903	$1,679	$224
Formulas and technology	7.8	years	10,244	6,372	3,872
Trade names	5.8	years	8,570	6,703	1,867
Customer lists and relationships	9.1	years	94,612	36,095	58,517
			$115,329	$50,849	$64,480

August 31, 2017
Patents and agreements	14.4	years	$1,845	$1,671	$174
Formulas and technology	7.8	years	9,318	5,387	3,931
Trade names	6.0	years	7,709	5,813	1,896
Customer lists and relationships	9.6	years	70,180	29,335	40,845
			$89,052	$42,206	$46,846

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2018 and 2017 was $8,450 and $6,816 respectively.  Estimated amortization expense for the remainder of fiscal year 2018 and for the next five years is as follows:

Years ending August 31,
2018 (remaining 3 months)	$3,066
2019	12,042
2020	11,174
2021	10,644
2022	9,615
2023	6,347

Note 8 — Sale of Business

Sale of Structural Composites Rod Business

On April 20, 2018, Chase finalized an agreement with an unrelated party to sell all inventory, operational machinery and equipment and intangible assets of the Company’s structural composites rod business, as well as a license related to the production and sale of rod, for proceeds of $2,232, net of transaction costs and following certain working capital adjustments. This business, which was part of the structural composites product line within the Industrial Materials segment, had limited growth and profitability prospects as part of the Company, and was outside the areas Chase has identified for strategic emphasis. The divestiture was accounted for under ASC Topic 360, “Disclosure - Impairment or Disposal of Long-Lived Assets.” In accordance with this accounting standard, the resulting pre-tax gain on sale of $1,480 was recognized in the third quarter of fiscal 2018 as a gain on sale of businesses within the condensed consolidated statement of operations. Chase received $2,075, net of transaction costs, in the third quarter of fiscal 2018, with the remaining $157 received in the fourth quarter of fiscal 2018 as a result of a working capital true-up.

Related to this transaction, the purchaser entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on future sales of certain structural composite material manufactured by the purchaser. Royalty revenue recognized in the third fiscal quarter of 2018 related to this agreement was not material.

The sale of the structural components rod business follows the Company’s sale of the RodPack® wind blade components business in November 2015, and the licensing of certain composite technologies during the second quarter of fiscal 2018. Subsequent to the third quarter of fiscal 2018, Chase will include the results of its remaining structural composites wind energy business (inclusive of the royalties and the custom manufacturing services noted below) within the specialty products product line. See Note 18 to the condensed consolidated financial statements for additional information on the royalty agreements related to the structural composites business.

Sale of Fiber Optic Cable Components Product Line

On April 3, 2017, Chase executed an agreement with an unrelated party to sell all inventory, machinery and equipment and intangible assets of the Company’s fiber optic cable components product line for proceeds of $3,858, net of transaction costs and following certain working capital adjustments. Given its low-growth and low-margin prospects, and a customer, supplier and equipment base separate from our other businesses, the fiber optic cable components product line, which was formerly part of the Company’s Industrial Materials segment, was determined to not be part of Chase’s long-term strategy. The divestiture was accounted for under ASC Topic 360, “Disclosure - Impairment or Disposal of Long-Lived Assets.” In accordance with this accounting standard, the resulting pre-tax gain on sale of $2,013 was recognized in the third quarter of fiscal 2017 as a gain on sale of businesses within the condensed consolidated statement of operations. Chase received $3,458, net of transaction costs, in the third quarter of fiscal 2017, with the remaining $400 placed in escrow; the portion of the sale price held in escrow was recorded as a non-current asset within other assets as of August 31, 2017 and as a current asset (Due from sale of business) as of May 31, 2018, and is available to resolve any submitted claims or adjustments up to 18 months from the closing date of the sale.

Post-Sale Services Provided to the Buyer of the Structural Composites Rod Business and the Fiber Optic Cable Components Product Line

The structural composites rod business and the fiber optic cable components product line, which both operated out of the Company’s Granite Falls, NC facility, were both sold to the same otherwise unrelated purchaser. Subsequent to the sales, Chase will provide certain transitional manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services. In the three- and nine-month periods ended May 31, 2018, Chase charged the purchaser $497 and $1,418, respectively, for manufacturing services, which the Company recognized as revenue within the Industrial Materials segment, and $71 and $191, respectively, for selling and administrative services, which the Company recognized as an offset to selling, general and administrative expenses. In both the three- and nine-month periods ended May 31, 2017, Chase charged the purchaser $301 for manufacturing services, and $40 for selling and administrative services. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase received $65 and $98, respectively, in rental income during the three- and nine-month periods ended May 31, 2018 and $22 in rental income during both the three- and nine-month periods ended May 31, 2017 related to this lease, which the Company recognized within other income (expense) on the condensed consolidated statements of operations

Note 9 — Sale of Real Estate

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

Sale of Former Corporate Headquarters in Bridgewater, MA

In October 2016, Chase entered into an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. In December 2016, during the second quarter of fiscal 2017, the sale was finalized for gross cash proceeds in the amount of $740, resulting in a gain on sale of $68. See Note 16 to the condensed consolidated financial statements for additional information on the sale of the Bridgewater, MA location.

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2018 and 2017 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$71	$72	$213	$216
Interest cost	157	170	471	510
Expected return on plan assets	(116)	(132)	(348)	(396)
Amortization of prior service cost	1	1	3	3
Amortization of accumulated loss	121	224	363	672
Net periodic benefit cost	$234	$335	$702	$1,005

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of May 31, 2018, the Company has made contributions of $1,682 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2018 to ensure the qualified plans continue to be adequately funded given the current market conditions. The Company made contributions of $127 in the first nine months of the prior year.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of May 31, 2018 and August 31, 2017 represent investments that are restricted for use in a nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2018 and August 31, 2017:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	May 31, 2018	$1,019	$899	120	—

Restricted investments	August 31, 2017	$964	$926	38	—

The following table presents the fair value of the Company’s long-term debt (including the current portion of long-term debt) as of May 31, 2018 and August 31, 2017, which is recorded at its carrying value:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	May 31, 2018	$35,000	$—	35,000	—

Long-term debt	August 31, 2017	$—	$—	—	—

The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. In December 2016, Chase refinanced its term debt with a new credit agreement. See Note 17 to the condensed consolidated financial statements for additional information on long-term debt.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plan	Adjustment	Total
Balance at August 31, 2016	$54	$(7,336)	$(8,197)	$(15,479)

Other comprehensive gains (losses) before reclassifications (1)	123	—	(631)	(508)
Reclassifications to net income of previously deferred (gains) losses (2)	(36)	441	—	405
Other comprehensive income (loss)	87	441	(631)	(103)

Balance at May 31, 2017	$141	$(6,895)	$(8,828)	$(15,582)

Balance at August 31, 2017	$121	$(6,181)	$(7,409)	$(13,469)
Other comprehensive gains (losses) before reclassifications (3)	55	—	1,473	1,528
Reclassifications to net income of previously deferred (gains) losses (4)	(68)	277	—	209
Other comprehensive income (loss)	(13)	277	1,473	1,737

Balance at May 31, 2018	$108	$(5,904)	$(5,936)	$(11,732)

(1)	Net of tax benefit of $64, $0 and $0, respectively.
(2)	Net of tax expense of $16, tax benefit of $234 and $0, respectively.
(3)	Net of tax benefit of $19, tax expense of $0 and $0, respectively.
(4)	Net of tax expense of $24, tax benefit of $89 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended May 31,		Nine Months Ended May 31,		Location of Gain (Loss) Reclassified from Accumulated
	2018	2017	2018	2017	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized gain on sale of restricted investments	$(1)	$(1)	$(92)	$(55)	Selling, general and administrative expenses
Tax expense (benefit)	—	1	24	19
Gain net of tax	$(1)	$—	$(68)	$(36)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$28	$26	$84	$78	Cost of products and services sold
Amortization of prior pension service costs and unrecognized losses	94	199	282	597	Selling, general and administrative expenses
Tax expense (benefit)	(30)	(78)	(89)	(234)
Loss net of tax	$92	$147	$277	$441

Total net loss reclassified for the period	$91	$147	$209	$405

Note 14 — Acquisitions

Acquisition of Zappa Stewart

On December 31, 2017, the Company acquired Zappa Stewart, an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The business was acquired for a purchase price of $73,469, after final working capital adjustments and excluding acquisition-related costs.  Chase acquired all equity of the business and entered multiyear leases at both locations. The purchase was funded by a combination of a $65,000 draw on Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology is complementary to Chase’s current specialty chemicals offerings. This acquisition is in line with our core strategies and extends our reach into growing medical and consumer applications.

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

The Company is currently in the process of finalizing purchase accounting, with regard to a calculation of a deferred tax balance and a final allocation of the purchase price to tangible and identifiable intangible assets assumed and anticipates completion within fiscal 2018. In the third quarter of fiscal 2018, an adjustment to increase goodwill by $2,035 was made to the initial amounts recorded at the end of the second fiscal quarter; the increase relates to additional consideration paid by the Company to the seller as part of the final working capital adjustment. The purchase price has been initially allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

Assets & Liabilities	Amount
Accounts receivable	$3,670
Inventory	7,256
Prepaid expenses and other current assets	12
Property, plant & equipment	1,872
Goodwill	35,352
Intangible assets	25,940
Accounts payable and accrued liabilities	(633)
Total purchase price	$73,469

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $35,352 that is largely attributable to the synergies and economies of scale from combining the operations, technologies and research and development capabilities of Zappa Stewart and Chase, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce and marketing efforts. A portion of this goodwill ($25,453 or 72%) is deductible for income tax purposes.

All assets, including goodwill, acquired as part of the Zappa Stewart acquisition are included in the Industrial Materials operating segment. Identifiable intangible assets purchased with this transaction are as follows:

		Weighted Average
Intangible Asset	Amount	Useful life
Customer relationships	$24,200	7.5	years
Technology	900	7	years
Trade names	840	4	years
Total intangible assets	$25,940

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three- and nine-month periods ended May 31, 2018 and 2017 as though the Zappa Stewart acquisition described above occurred on September 1, 2016 (the first day of fiscal 2017). The actual revenue and expenses for the acquired business are included in the Company’s consolidated results beginning on December 31, 2017. From the date of acquisition (December 31, 2017) through May 31, 2018, revenue and net income for the Zappa Stewart operations included in the condensed consolidated statement of operations were $10,004 and $327, respectively, with results inclusive of sale of inventory step-up cost, amortization expense, and acquisition-related costs, but not inclusive of any interest or financing costs. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost, interest expense assuming the entire $65,000 draw remained outstanding through December 31, 2017 (at the interest rate effective at the date of borrowing) and the income tax impact of the pro forma adjustments at the statutory rate of 35% for fiscal 2017 and 26% for fiscal 2018. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2016.

	Three Months Ended May 31,	Nine Months Ended May 31,
	2017	2018	2017
Revenue	$71,217	$215,131	$201,336
Net income	12,188	33,908	29,832

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$1.31	$3.62	$3.19
Diluted earnings per share	$1.30	$3.58	$3.16

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

Note 15 — Exit Costs Related to Idle Facility

In the nine-month period ended May 31, 2017, the Company recognized $50 in expenses to raze and exit its Randolph, MA facility, which had been idle regarding production for several years; no expense was recognized in the quarter ended May 31, 2017 or the quarter or year-to-date period ended May 31, 2018. The Company began marketing the site for sale in the second quarter of fiscal 2016. These actions were taken as part of the Company’s ongoing facility consolidation and rationalization initiative. The Company substantially completed the demolition of the structure in the fourth fiscal quarter of 2016 and completed other environmental aspects of the project during fiscal 2017. The sale of the property is anticipated to follow in a subsequent period, and any future expenses related to the project are anticipated to not be material.  The carrying value of the Randolph, MA property is not material, and is contained within Prepaid expenses and other current assets on the condensed consolidated balance sheet at both May 31, 2018 and August 31, 2017.

Note 16 — Related Party Agreements

Reimbursements Related to Life Insurance Policy

During the first quarter of fiscal 2017, the Edward L. Chase Trust (the “Trust”), owner of an insurance policy on the life of Claire E. Chase, reimbursed the Company for premiums paid on the policy in exchange for the Company’s release of any claims on the policy. In September 2016 (the first quarter of fiscal 2017), the Company received $1,504 related to the Metropolitan Life Insurance policy, its then cash surrender value, plus an additional prepaid premium related to the policy. Claire E. Chase is the spouse of a former executive of the Company, Edward L. Chase (deceased), and who in each case are the parents of Peter R. Chase (the Executive Chairman of the Company) and Mary Claire Chase (Director) and the grandparents of Adam P. Chase (the President and CEO of the Company). The Trust is the beneficial owner of more than 5% of the Company’s common stock. Terms and conditions of this transaction were reviewed and approved by the independent members of the Company's Board of Directors in advance.

Sale of Former Corporate Headquarters in Bridgewater, MA

In October 2016, Chase entered an agreement to sell its former corporate headquarters and executive offices in Bridgewater, MA. In December 2016, the sale was finalized for gross proceeds of $740, resulting in a gain on sale of $68, which was recognized in the second quarter of fiscal 2017. The buyer, Bridgewater State University Foundation, Inc., was deemed a related party because of previously existing professional connections between it and two members of the Company’s Board of Directors, Peter R. Chase (the Executive Chairman of the Company) and Dana Mohler-Faria (Director). The terms and conditions of the proposed transaction were reviewed and approved by all members of the Company's Board of Directors who were not parties related to the potential buyer, prior to entering the October 2016 agreement. They concluded that the sale price was appropriate, after considering a recent market appraisal of the land and building performed by an independent third-party valuation firm.

Note 17 — Long-Term Debt

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of May 31, 2018. The Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, including NEPTCO, which collectively had a carrying value of $194,123 at May 31, 2018.  The Credit Agreement was entered both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At May 31, 2018, the applicable interest rate was 3.0% per annum and the outstanding principal amount was $35,000.  The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case, interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

Subject to certain conditions set forth in the Credit Agreement, the Company may elect to convert all or a portion of the outstanding Revolving Facility into a term loan (each, a “Term Loan”), which shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a seven year amortization schedule; provided, however, that the final principal repayment installment shall be repaid on December 15, 2021 and in any event shall be in an amount equal to the aggregate principal amount of all Term Loans outstanding on such date. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements.

In connection with entry into the Credit Agreement, Chase applied proceeds to refinance in full the outstanding principal balance of its preexisting term debt, simultaneously terminating both our previously existing term loan agreement and the previously existing revolving line of credit, which was fully available as of December 15, 2016.

In December 2017, the Company utilized $65,000 of the Credit Agreement to finance the majority of the acquisition cost of Zappa Stewart. See Note 14 to the condensed consolidated financial statements for additional information on this acquisition. During the second fiscal quarter, and subsequent to the borrowing, the Company paid down $10,000 of the outstanding balance. In the third fiscal quarter of 2018, the Company made additional debt payments of $20,000,  resulting in a principal debt balance of $35,000 at May 31, 2018.

Note 18 — Sale of License

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

In relation to this license agreement, the purchaser also entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on the volume of future sales of certain structural composite material manufactured by the purchaser. No revenue related to this royalty agreement was recognized in fiscal 2018.

Note 19 — Income Taxes

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

To transition to the reduced U.S. corporate tax rate, an adjustment was required to be made to our net U.S. deferred tax assets. During the three months ended February 28, 2018 (the second fiscal quarter of 2018), the Company recorded a provisional adjustment to the U.S. deferred tax assets and liabilities and uncertain tax position resulting in a net discrete tax expense of $548 recorded to the condensed consolidated statement of operations. This net discrete tax expense is the result of the following: (a) a $708 tax benefit resulting from the remeasurement and reclassification of our existing deferred tax liability related to unrepatriated foreign earnings to accrued income tax balance (discussed in more detail below); (b) a $1,069 tax expense for the remeasurement of the remaining net U.S. deferred tax assets in recognition of the new lower Federal rate; and (c) a $187 tax expense recorded as the result of remeasuring the Federal benefit on our uncertain tax positions.

The Tax Act includes a transition tax or “toll charge”, which is a one-time tax charge on unrepatriated foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986.  During the second quarter of fiscal 2018, the Company recorded a provisional transition tax adjustment associated with its accumulated unrepatriated foreign earnings reducing long-term deferred tax liabilities by $2,299 and increasing short and long-term accrued income taxes by $127 and $1,464, respectively (the short-term payable representing eight percent of the total amount due, the amount payable within the first year as per the Tax Act). The difference between the decrease in the deferred tax liabilities for unrepatriated foreign earnings and the increase in accrued income taxes, $708, was recorded as a discrete tax benefit in the second quarter of fiscal 2018 (ended February 28, 2018).

Under the guidance set forth in the SEC's Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. For the second quarter of fiscal 2018, the Company made a provisional and reasonable estimate of the effects of the Tax Act on its existing deferred tax balances, including a provisional adjustment for the toll charge. No material changes to these provisional and reasonable estimates were made in the quarter ended May 31, 2018 (the third fiscal quarter of 2018). The final impact of the Tax Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made and guidance that may be issued. In accordance with SAB 118, future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and finalized.

The Company continues to examine the potential impact of certain other provisions of the Tax Act that will become applicable in fiscal year 2019, including tax on global intangible low-taxed income (“GILTI”) and Base Erosion and Anti Abuse Tax (“BEAT”) that could affect its effective tax rate in the future.

During the second quarter of 2018, the Company provisionally recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018, and no material adjustments were made to these provisionally recorded amounts during the third fiscal quarter of 2018.

During the three months ended May 31, 2017, the Company recognized a discrete tax benefits of $78, related to excess tax benefits on stock-based compensation; no similar benefit was recognized in the three months ended May 31, 2018. During the nine months ended May 31, 2018 and 2017, the Company recognized discrete tax benefits of $977 and $1,655, respectively, related to excess tax benefits on stock-based compensation. These excess tax benefits on stock-based compensation were recorded following the Company’s adoption of ASU No. 2016-09 in the first quarter of fiscal 2017 (the prior year). The Company advises that the size and occurrence of future similar discrete items may not match that observed in the noted periods and anticipates the potential for increased volatility in future effective tax rates based on the continued application of ASU No. 2016-09.

For the three months ended May 31, 2018 and 2017, the Company recorded income taxes of $5,109 and $5,257 on income before income taxes of $18,652 and $17,112, respectively. For the nine months ended May 31, 2018 and 2017, the Company recorded income taxes of $11,011 and $13,804 on income before income taxes of $42,991 and $44,405, respectively.

The effective tax rate for the three months ended May 31, 2018 and 2017 was 27.4% and 30.7%, respectively and for the nine months ended May 31, 2018 and 2017 was 25.6% and 31.1%, respectively.

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

Overview

On strong organic and acquisition-related growth, the Company’s revenue increased compared to both the third quarter and year-to-date periods of the prior year. However, these sales gains came with the market experiencing significant raw material cost increases, including increases for many of the yarns, films, polymers and metals utilized in our products. The upward pressure on raw material costs and a less favorable sales mix resulted in lower gross margin percentages for both periods, and a nominally lower operating income for the year-to-date period. Benefiting from such items as a gain on sale of business, a gain on the sale of a license (year-to-date period only) and a more favorable income tax rate, net income for both the third quarter and year-to-date periods of fiscal 2018 surpassed their prior year comparable amounts. Both our Industrial Materials and Construction Materials segments obtained higher sales volumes for the quarter and year-to-date periods. The Company has begun the process of implementing sale price increases on many of our product offerings effected by the raw material cost increase – recapturing some gross margin in the third quarter, but with more significant effects anticipated for future periods.

Sales of our Industrial Materials segment’s products and services exceeded the prior year for both the quarter and year-to-date periods with increased demand for our specialty chemical intermediates, pulling and detection, electronic and industrial coatings, structural composites, specialty products and electronic materials product lines. The segment’s comparative sales results were bolstered by the December 31, 2017 purchase of Zappa Stewart, whose financial results are now included in our specialty chemical intermediates product line.  Further, the operations of Resin Designs, purchased by the Company on September 30, 2016, had an additional month of operations in fiscal 2018, as compared to the prior year-to-date period. Quarter-over-quarter and year-to-date reductions in sales volume from our fiber optic cable components product line partially offset these net gains. Our fiber optic cable components product line, which was divested in the third quarter of fiscal 2017, did not record any revenue in the current year. Our cable materials product line sales surpassed those achieved in the third quarter of the prior year but fell short on a year-to-date basis.

Our Construction Materials segment’s sales increased over the prior year for both the third quarter and year-to-date periods. Our pipeline coatings product line experienced the largest sales volume increase. Middle East water infrastructure project sales continued the favorable trend begun in the second quarter, surpassing both prior year quarter and year-to-date results. The pipeline coating products sold into Middle East water infrastructure projects are produced at our Rye, UK facility. Sales of our domestically-produced pipeline coatings products continued the positive year-over-year trend observed in the first half of fiscal 2018. Our domestically produced pipeline products sell predominantly into the North America oil and gas pipeline markets. Both our building envelope and coating and lining systems products saw favorable year-over-year sales results for the quarter but continued to trail sales volumes achieved in the first nine months of the prior year.   Affected by project delays, our bridge and highway products line finished behind the prior year for the quarter, but sales remained comparatively favorable for the year-to-date period.

Our strategy is focused on our core activities, which are centered on specialty chemicals based protective materials. Marketing and product development efforts, mergers, acquisitions and divestitures and operational consolidation will all continue as the pillars of this strategy in future periods. Subsequent to the third quarter, the Company announced the planned closure of its Pawtucket, RI manufacturing facility, which predominantly services the wire and cable industry. Manufacturing operations will be transitioned to both our Oxford, MA and Lenoir, NC locations. This closure represents a strategic need to achieve structural cost reductions, as well as a reaction to customer consolidation observed in the market.

Our balance sheet remains strong, with cash on hand of $33,107,000 and a current ratio of 4.8 at May 31, 2018.  At the end of our third fiscal quarter, the outstanding principal balance of our credit facility was $35,000,000. The Company utilized the credit facility in December 2017, borrowing $65,000,000 to fund the majority of the Zappa Stewart purchase price, and subsequently made $30,000,000 in payments on the outstanding balance during the second and third fiscal quarters.

We have two reportable operating segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials

•Cable Materials

•Electronic and Industrial Coatings

•Specialty Products

•Pulling and Detection

•Electronic Materials

•Structural Composites (1)

•Fiber Optic Cable Components (2)

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

(1)

Product line was substantially divested with the sale of the structural composites rod business on April 20, 2018. Custom manufacturing performed for the purchaser of the structural composites rod business subsequent to the sale is included within the specialty products product line.

(2)	Results of product line included for period prior to its April 3, 2017 sale by the Company.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Nine Months Ended		Total	Nine Months Ended		Total
	May 31, 2018		Revenue	May 31, 2017		Revenue	May 31, 2018		Revenue	May 31, 2017		Revenue

Revenue
Industrial Materials	$65,389		83%	$53,292		82%	$170,641		83%	$149,708		82%
Construction Materials	13,529		17%	11,609		18%	36,069		17%	33,858		18%
Total	$78,918			$64,901			$206,710			$183,566

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Nine Months Ended		Segment	Nine Months Ended		Segment
	May 31, 2018		Revenue	May 31, 2017		Revenue	May 31, 2018		Revenue	May 31, 2017		Revenue
Income before income taxes
Industrial Materials	$20,907	(a)	32%	$20,259	(c)	38%	$52,433	(d)	31%	$52,364	(e)	35%
Construction Materials	5,341		39%	3,647		31%	11,959		33%	12,411		37%
Total for reportable segments	26,248		33%	23,906		37%	64,392		31%	64,775		35%
Corporate and Common Costs	(7,596)	(b)		(6,794)			(21,401)	(b)		(20,370)	(f)
Total	$18,652		24%	$17,112		26%	$42,991		21%	$44,405		24%

a)	Includes $1,480 gain on sale of business related to the April 2018 structural composites rod business
b)	Includes $393 in acquisition-related expenses attributable to the December 2017 acquisition of Zappa Stewart
c)	Includes a $2,013 gain on sale of our fiber optic cable components business
d)

Includes $1,530 of expenses related to inventory step-up in fair value attributable to the December 2017 acquisition of Zappa Stewart, $1,085 on the gain on sale of license related to the structural composites product line recorded in the second quarter of fiscal 2018 and $1,480 gain on sale of business related to the April 2018 sale of the structural composites rod business

e)

Includes a $2,013 gain on sale of our fiber optic cable components business and $190 of expenses related to inventory step-up in fair value attributable to the September 2016 acquisition of certain assets of Resin Designs, LLC

f)

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

Total revenue increased $14,017,000 or 22% to $78,918,000 for the quarter ended May 31, 2018, compared to $64,901,000 in the same quarter of the prior year. Total revenue increased $23,144,000 or 13% to $206,710,000 in the fiscal year-to-date period compared to $183,566,000 in the same period in fiscal 2017.

Revenue in our Industrial Materials segment increased $12,097,000 or 23% and $20,933,000 or 14% in the current quarter and year-to-date periods, respectively. The increases in this segment as compared to the prior year periods were primarily due to the following for the current quarter and year-to-date periods, respectively: (a) our specialty chemical intermediates product line, which had sales volume increases of $6,594,000 and $11,491,000, due in part to the inclusion of our newly acquired Zappa Stewart business, which had sales of $6,476,000 and $10,004,000 during the third quarter and its first five months of operations under Chase, respectively; (b) our pulling and detection products, which had sales volume increases of $2,021,000 and $4,967,000, driven by continued strong demand from customers in the utility and telecommunication industries; (c) sales increases of $1,482,000 and $4,901,000 for our electronic and industrial coatings product line reflecting mainly sales volume increases from the automotive and appliance manufacturing industries, along with increased sales from the Resin Designs business acquired in early fiscal 2017; (d) our structural composites products had increased sales into the wind energy market of $1,422,000 and $2,993,000 (following the Company’s divestiture of the rod business in April 2018, product sales revenue for wind energy products is anticipated to significantly decrease, and the Company will recognize future revenue, including royalty revenue and revenue for transitional custom manufacturing services performed for the buyer, in our specialty products product line); (e)  revenue increases of $945,000 and $2,759,000 for our specialty products, which, subsequent to the sale of our fiber optic cable components business in April 2017 and our structural composites rod business in April 2018, includes revenue from the manufacturing services provided by the Company to the common purchaser of the businesses; and (f) our electronic materials products had revenue increases of $166,000 and $434,000. Our cable materials product line sales volume surpassed that achieved in the third quarter of the prior year by $279,000 but fell short on the year-to-date basis by $2,255,000. The segment’s net increases in sales were negatively impacted in a current quarter and year-to-date periods, respectively, by sales volume decreases of $812,000 and $4,357,000 from the prior year in our fiber optic cable components product line, which was divested in fiscal 2017, and had no revenue in the current year.

Compared to the prior year third quarter and year-to-date periods, revenue from our Construction Materials segment increased $1,920,000 or 17% and $2,211,000 or 7%, respectively. The segment’s sales increase was predominantly driven by our pipeline coatings products which had sales volume increases with total increases of $1,478,000 and $3,125,000 for the quarter and year-to-date periods, respectively. Sales increases were seen for both our Rye, U.K.-produced water infrastructure pipeline products and our domestically-produced oil and gas pipeline products. Our water infrastructure products are sold predominantly into the Middle East, while our oil and gas products are predominantly sold in North America. Both our building envelope and coating and lining systems products saw favorable year-over-year sales results for the quarter of $516,000 and $139,000, respectively, but continued to lag sales volumes achieved in the first nine months of the prior year by $638,000 and $609,000, respectively.  Our bridge and highway products experienced a decline as compared to the prior year third quarter of $213,000 with certain sales delayed into future periods but surpassed prior year-to-date sales volumes by $333,000.

Cost of Products and Services Sold

Cost of products and services sold increased $10,741,000 or 29% to $48,252,000 for the quarter ended May 31, 2018, compared to $37,511,000 in the prior year quarter.  Cost of products and services sold increased $21,480,000 or 20% to $127,138,000 in the first nine months of fiscal 2018, compared to $105,658,000 in the prior year-to-date period.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2018	2017	2018	2017
Industrial Materials	62%	58%	62%	58%
Construction Materials	58%	57%	58%	55%
Total	61%	58%	62%	58%

Cost of products and services sold in our Industrial Materials segment were $40,356,000 and $106,088,000 in the current quarter and year-to-date periods compared to $30,911,000 and $86,928,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment were $7,896,000 and $21,050,000 for the quarter and year-to-date periods ended May 31, 2018, compared to $6,600,000 and $18,730,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold increased for both Industrial Materials and Construction Materials, for both the quarter and year-over-year periods. These increases were primarily due to: (a) rising raw material costs on higher commodity prices, increasing supply and demand imbalances and tariffs, with the most significance effects realized in our Industrial Materials segment.; (b) product mix, as our lower margin products constituted a comparatively higher portion of total sales in the current year periods; and (c) in the case of our Industrial Materials segment, for the year-to-date period, the inclusion of $1,530,000 in cost of sale of inventory step-up, related to inventory purchased as part of our second quarter acquisition of Zappa Stewart. With the composition of our finished goods, and the markets we serve, the costing of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) both directly and indirectly affects the purchase price of our raw materials and the market demand for our product offerings. The Company diligently monitors raw material and commodities pricing across all its product lines to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,408,000 or 11% to $13,705,000 for the quarter ended May 31, 2018 compared to $12,297,000 in the prior year quarter. Selling, general and administrative expenses increased $2,335,000 or 7% to $37,902,000 in the fiscal year-to-date period compared to $35,567,000 in the same period in fiscal 2017.  As a percentage of revenue, selling, general and administrative expenses decreased to 17% and 18% for the current third quarter and fiscal year-to-date periods, respectively, compared to 19% in each of the comparable prior year periods. The nominal increase for both the current fiscal quarter and year-to-date period compared to the prior year periods, respectively, was primarily attributable to: (a) increased amortization expense of $907,000 and $1,634,000, predominantly related to intangible assets acquired in both our December 2017 acquisition of Zappa Stewart and our September 2016 acquisition of certain assets of Resin Designs; and (b) increased research and development costs of $256,000 and $129,000, given the addition of the established research and development departments within Zappa Stewart and Resin Designs.

Exit Costs Related to Idle Facility

In the nine-month period ended May 31, 2017 (the prior year), the Company recognized $50,000 in expenses to raze and exit its Randolph, MA facility, which had been idle regarding production for several years; no expense was recognized in the three months ended May 31, 2017 or the three-month or year-to-date periods ended May 31, 2018 (the current year). The Company began marketing the site for sale and recognized a total of $70,000 and $935,000 in expenses associated with the project during fiscal 2017 and 2016, respectively. The decision to raze the site and market the property came as part of the Company’s facility consolidation and rationalization initiative and was done in part to make the property more attractive to a potential buyer. Production previously housed in Randolph, MA had been relocated to the Company’s Oxford, MA and Blawnox, PA locations prior to the commencement of demolition work. The Company has updated its initial estimate and currently anticipates any future expenses associated with completing the project will not be material, with the sale of the property to follow.

Acquisition-Related Costs

In the second quarter of fiscal 2018, the Company incurred $393,000 of costs related to our acquisition of Stewart Superabsorbents, LLC (“SSA, LLC” or “Zappa Stewart”).  This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting and actuarial fees) were expensed as incurred within the second fiscal quarter of 2018.

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

Interest Expense

Interest expense increased $231,000 or 146% to $389,000 for the quarter ended May 31, 2018 compared to $158,000 in the prior year third quarter.  Interest expense increased $163,000 or 23% to $874,000 for the fiscal year-to-date period compared to $711,000 in the same period in fiscal 2017. The increase in interest expense in both the current quarter and year-to-date periods is the result of the increased average outstanding balance of Chase’s revolving debt facility, following the $65,000,000 draw on the facility in December 2017 to substantially fund the Company’s acquisition of Zappa Stewart.

In the second and third quarters, subsequent to the December 2017 borrowing, the Company made $30,000,000 in payments against the principal, bringing the balance to $35,000,000 at May 31, 2018.

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

Gain on Sale of Business

On April 20, 2018, Chase finalized an agreement with an unrelated party to sell all inventory, operational machinery and equipment and intangible assets of the Company’s structural composites rod business, as well as a license related to the production and sale of rod, for proceeds of $2,232,000, net of transaction costs and following certain working capital adjustments. This business, which was part of the structural composites product line within the Industrial Materials segment, had limited growth and profitability prospects as part of the Company, and was outside the areas Chase has identified for strategic emphasis.  The resulting pre-tax gain on sale of $1,480,000 was recognized in the third quarter of fiscal 2018 as a gain on sale of businesses within the condensed consolidated statement of operations. Chase received $2,075,000, net of transaction costs, in the third quarter of fiscal 2018, with the remaining $157,000 received in the fourth quarter of fiscal 2018 as a result of a working capital true-up. Chase will provide certain transitional manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services.

In relation to this transaction, the purchaser entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on future sales of certain structural composite material manufactured by the purchaser. Royalty revenue recognized in the third fiscal quarter of 2018 related to this agreement was not material.

On April 3, 2017, Chase executed an agreement with an unrelated third party to sell all inventory, machinery and equipment and intangible assets of its fiber optic cable components product line for proceeds of $3,858,000, net of transaction costs and following certain working capital adjustments. The fiber optic cable components product line had been a part of our Industrial Materials segment. Given its low-growth and low-margin prospects, and a customer, supplier and equipment base separate from our other businesses, the product line was determined to not be part of Chase’s long-term strategy. The resulting pre-tax gain on sale of $2,013,000 was recognized in the third quarter of fiscal 2017. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase will provide certain transitional manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services.

Other Income (Expense)

Other income (expense) was an income of $600,000 in the quarter ended May 31, 2018 compared to an income of $164,000 in the same period in the prior year, an increase of $436,000.  Other income (expense) was an income of $23,000 for the fiscal year-to-date period compared to an income of $536,000 in the same period in the prior year, a decrease of $513,000.  Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, interest income, rental income and other non-trade/non-royalty/non-commission receipts.  Other income (expense) in the current quarter and year-to-date periods was largely net foreign exchange gains resulting from sales made from our U.K.-based operations and denominated in U.S. dollars.

Income Taxes

The effective tax rates for the third quarter and the nine-month periods ended May 31, 2018 were 27.4% and 25.6%, respectively, and 30.7% and 31.1% for the third quarter and the nine-month periods ended May 31, 2017, respectively.

The current year effective tax rate was most prominently affected by: (a) the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, including provisional adjustments recorded in the second quarter, with immaterial adjustments made in the third quarter, to account for the new rules and a Federal corporate tax rate of 21% enacted by the Tax Act; and (b) our early adoption of ASU No. 2016-09 at the beginning of the prior year.

As a result of the new 21% Federal tax rate enacted by the Tax Act, Chase has adjusted its Federal statutory rate for fiscal 2018 to be a blended rate of 25.7%, based on a combination of four months of operations under the old 35% corporate income tax rate, and eight months at the new 21% rate. Further, provisional transitional adjustments were made to revalue, and in certain cases reclassify, our existing net U.S deferred tax assets and uncertain tax positions resulting in a net discrete tax expense of $49,000 and $597,000 for the quarter and year-to-date periods ended May 31, 2018. Further adjustments resulting in discrete tax expenses or benefits may be recorded in future periods as Chase finalizes its accounting related to the Tax Act. Please see Note 19 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Cuts and Jobs Act.

The Company early adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”, during the first fiscal quarter of 2017. During the nine months ended May 31, 2018, the Company recognized an excess tax benefit from stock-based compensation of $977,000 (with no excess benefit recognized in the three months ended May 31, 2018), compared to prior year third quarter and year-to-date amounts of $787,000 and $1,655,000, respectively, within income tax expense on the condensed consolidated statements of operations. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU No. 2016-09.

Net Income

Net income increased $1,688,000 or 14% to $13,543,000 in the quarter ended May 31, 2018 compared to $11,855,000 in the prior year third quarter.  The increase in net income in the third fiscal quarter was primarily due to a nominal increase in operating income on increased sales volume, a gain on sale of the structural composites rod business, significant net foreign exchange gains and the recognition of a lower Federal statutory tax rate. These gains were partially offset by increased amortization expense, and other increased operating costs post-acquisition, associated with our December 2017 acquisition of Zappa Stewart.

Net income increased $1,379,000 or 5% to $31,980,000 in the nine months ended May 31, 2018 compared to $30,601,000 in the same period in the prior year.  The increase in net income in the current nine-month period was primarily due to a gain on sale of license, a gain on sale of the structural composites rod business, the recognition of a lower Federal statutory tax rate and the excess tax benefit related to our early adoption of ASU No. 2016-09. These gains were partially offset by a comparatively lower operating income (due largely to raw material upward price pressure and a less favorable sales mix), increased amortization expense, as well as one-time acquisition-related and inventory step-up costs, recognized in the current year-to-date period, related to our December 2017 acquisition of Zappa Stewart.

Other Important Performance Measures

We believe that EBITDA, Adjusted EBITDA and Free Cash Flow are useful performance measures.  They are used by our executive management team to measure operating performance, to allocate resources, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors and investors concerning our financial performance. The Company believes EBITDA, Adjusted EBITDA and Free Cash Flow are also useful to investors. EBITDA is useful in comparing the core operations of the business from period to period by removing the impact of the Company’s capital structure (through interest expense), asset base (through depreciation and amortization) and tax rate, and in evaluating operating performance relative to others in the industry.  Adjusted EBITDA allows for comparison to the Company’s performance in prior periods without the effect of items that, by their nature, tend to obscure the Company’s core operating results due to the potential variability across periods based on their timing, frequency and magnitude. Free Cash Flow provides a means for measuring the cash generated from operations that is available for mandatory obligations, including interest payments and debt repayment, and discretionary investment opportunities such as funding acquisitions, product and market development and paying dividends. As a result, management believes these metrics, which are commonly used by financial analysts and others in the industries in which the Company operates, enhance the ability of investors to analyze trends in the Company’s business and evaluate the Company’s performance relative to peer companies and the past performance of the Company itself. EBITDA, Adjusted EBITDA and Free Cash Flow are non-U.S. GAAP financial measures.

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

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net income	$13,543	$11,855	$31,980	$30,601
Interest expense	389	158	874	711
Income taxes	5,109	5,257	11,011	13,804
Depreciation expense	1,252	1,219	3,870	3,859
Amortization expense	3,217	2,310	8,450	6,816
EBITDA	$23,510	$20,799	$56,185	$55,791

Gain on sale of businesses (a)	(1,480)	(2,013)	(1,480)	(2,013)
Cost of sale of inventory step-up (b)	—	—	1,530	190
Acquisition-related costs (c)	—	—	393	584
Gain on sale of license (d)	—	—	(1,085)	—
Exit costs related to idle facility (e)	—	—	—	50
Gain on sale of real estate (f)	—	—	—	(860)
Adjusted EBITDA	$22,030	$18,786	$55,543	$53,742

(a)	Represents April 2018 gain on sale of the structural composites rod business and April 2017 gain on sale of the fiber optical cable components product line
(b)	Represents expenses related to inventory step-up in fair value related to the December 2017 acquisition of Zappa Stewart and the September 2016 acquisition of certain assets of Resin Designs, LLC
(c)	Represents costs related to the December 2017 acquisition of Zappa Stewart and the September 2016 acquisition of certain assets of Resin Designs, LLC
(d)	Represents fiscal 2018 second quarter gain on sale of a license related to the structural composites product line
(e)	Represents Randolph, MA facility exit and demolition costs incurred
(f)	Represents gain on November 2016 sale of the Company’s Paterson, NJ location, and December 2016 sale of the Company’s former corporate headquarters in Bridgewater, MA

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net cash provided by operating activities	$11,666	$15,844	$31,650	$38,336
Purchases of property, plant and equipment	(1,322)	(784)	(2,908)	(2,198)
Free Cash Flow	$10,344	$15,060	$28,742	$36,138

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $14,247,000 to $33,107,000 at May 31, 2018, from $47,354,000 at August 31, 2017.  The decreased cash balance is primarily attributable to the $73,469,000 acquisition of Zappa Stewart, partially offset by a $65,000,000 utilization of our all-revolving debt facility, and $30,000,000 in subsequent debt repayments, a cash dividend payment of $7,497,000, partially offset by $31,650,000 from operations. Of the above-noted amounts, $26,373,000 and $31,756,000 were held outside the United States by Chase Corporation and our foreign subsidiaries as of May 31, 2018 and August 31, 2017, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018, we did not have a history of repatriating a significant portion of our foreign cash. With the passage of the Tax Cuts and Jobs Act in the second fiscal quarter, significant changes in the Internal Revenue Tax

Code (the “IRC”) were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. During the second and third quarters of fiscal 2018, the Company repatriated a total of $10,499,000 in U.K. foreign earnings.  Please see Note 19 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Cuts and Jobs Act.

Cash flow provided by operations was $31,650,000 in the first nine months of fiscal year 2018 compared to $38,336,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income.  Negatively impacting our cash flow from operations were increases in inventory (as Chase carries a larger inventory balance to facilitate increased sales activity) and the accounts receivable balance (as the third quarter of 2018 had nominally higher sales than the same quarter the prior year), and  decreases in accrued income taxes (as cash payments for taxes exceeded the amount of income tax expense recognized during the period) and in accrued compensation and other expense (related to the first quarter payment of our annual employee incentive plan).

The ratio of current assets to current liabilities was 4.8 as of May 31, 2018 compared to 4.2 as of August 31, 2017.  The ratio increased over the first nine months of fiscal 2018 primarily as a result of: (a) a net increase in current assets, most notably inventory and accounts receivable driven by the December 2017 acquisition of Zappa Stewart; (b) decreased accrued payroll and other compensation, driven by the first quarter payout of the Company’s annual bonus, which was fully accrued at August 31, 2017, and; (c) a flip from current accrued income taxes to current prepaid income taxes.

Cash flow used in investing activities of $73,362,000 was primarily due to the acquisition of Zappa Stewart in December 2017 and our purchases of machinery and equipment at our manufacturing locations throughout fiscal 2018 year-to-date.

Cash flow provided by financing activities of $26,254,000 was primarily due to the $65,000,000 draw on our all-revolving credit facility in the second fiscal quarter to substantially finance the acquisition of Zappa Stewart, which was partially offset by both $30,000,000 in repayments made subsequent to the draw and the payment of our annual cash dividend in December 2017, which totaled $7,497,000.

On October 30, 2017, we announced a cash dividend of $0.80 per share (totaling $7,497,000).  The dividend was paid on December 6, 2017 to shareholders of record on November 9, 2017.

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of May 31, 2018. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate.  At May 31, 2018, the applicable interest rate was 3.0% per annum and the outstanding principal amount was $35,000,000.  The Credit Agreement was used to refinance our previously existing credit facility, which consisted of a $70,000,000 five-year term loan entered into in June 2012 in connection with our acquisition of NEPTCO, together with a $15,000,000 revolving line of credit, each bearing interest at LIBOR plus an additional amount in the range of 1.75% to 2.25%, depending on our leverage ratio. The Credit Agreement also provides for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and other general corporate purposes.

We have several on-going capital projects, as well as our facility rationalization and consolidation initiative, which are important to our long-term strategic goals.  Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in our production facilities.

We may acquire companies or other assets in future periods which are complementary to our business.  We believe that our existing resources, including cash on hand and the Credit Agreement, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months.  However, there can be no assurance that additional financing, if needed, will be available on favorable terms, if at all.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes there have been no material changes during the nine months ended May 31, 2018 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At May 31, 2018, other than our restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British Pound and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of May 31, 2018, the Company had cash balances in the following foreign currencies (with USD equivalents):

Currency Code	Currency Name	USD Equivalent at May 31, 2018
GBP	British Pound	$10,233,000
EUR	Euro	$4,752,000
INR	Indian Rupee	$592,000
CNY	Chinese Yuan	$503,000
CAD	Canadian Dollar	$108,000

We will continue to review our current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the recently enacted revisions to the Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation gain for the nine months ended May 31, 2018 in the amount of $1,473,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $35,000,000 at May 31, 2018.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 17 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended May 31, 2018, the Company continued the process of implementing its worldwide ERP computer system, and other applicable shared services, on operations associated with Zappa Stewart acquired in December 2017.

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

Chase Corporation

Dated: July 6, 2018	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: July 6, 2018	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer