Form 10-Q
period 2018-11-30
CHASE CORP
filed 2019-01-08
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock outstanding as of December 31, 2018 was 9,402,706

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2018

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include, without limitation, statements as to our future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.  Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2018	2018
ASSETS
Current Assets
Cash and cash equivalents	$35,520	$34,828
Accounts receivable, less allowance for doubtful accounts of $588 and $559	42,998	44,610
Inventory	43,335	39,699
Prepaid expenses and other current assets	3,701	2,595
Due from sale of businesses	—	400
Prepaid income taxes	1,327	4,100
Total current assets	126,881	126,232

Property, plant and equipment, less accumulated depreciation of $50,124 and $49,212	32,215	32,845

Other Assets
Goodwill	84,605	84,696
Intangible assets, less accumulated amortization of $56,991 and $54,039	62,206	65,330
Cash surrender value of life insurance	4,530	4,530
Restricted investments	1,083	1,090
Funded pension plan	272	301
Deferred income taxes	1,218	1,347
Other assets	87	98
Total assets	$313,097	$316,469

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,877	$17,810
Accrued payroll and other compensation	4,903	6,639
Accrued expenses	4,211	4,486
Dividend payable	7,522	—
Total current liabilities	34,513	28,935

Long-term debt	15,000	25,000
Deferred compensation	1,097	1,105
Accumulated pension obligation	10,453	10,736
Other liabilities	329	283
Accrued income taxes	3,512	3,654

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,402,706 shares at November 30, 2018 and 9,396,947 shares at August 31, 2018 issued and outstanding	940	939
Additional paid-in capital	13,608	13,104
Accumulated other comprehensive loss	(12,727)	(12,336)
Retained earnings	246,372	245,049
Total equity	248,193	246,756
Total liabilities and equity	$313,097	$316,469

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2018	2017

Revenue
Sales	$71,364	$60,577
Royalties and commissions	1,139	1,340
	72,503	61,917
Costs and Expenses
Cost of products and services sold	46,575	36,895
Selling, general and administrative expenses	13,362	11,896
Exit costs related to idle facility (Note 15)	260	—

Operating income	12,306	13,126

Interest expense	(204)	(45)
Other income (expense)	(294)	(482)

Income before income taxes	11,808	12,599

Income taxes (Note 18)	2,985	4,284

Net income	$8,823	$8,315

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$0.94	$0.89

Diluted	$0.93	$0.88

Weighted average shares outstanding
Basic	9,329,570	9,281,877
Diluted	9,381,303	9,384,426

Annual cash dividends declared per share	$0.80	$0.80

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2018	2017
Net income	$8,823	$8,315

Other comprehensive income (loss):
Net unrealized (loss) gain on restricted investments, net of tax	(21)	31
Change in funded status of pension plans, net of tax	236	80
Foreign currency translation adjustment	(606)	1,570
Total other comprehensive income (loss)	(391)	1,681

Comprehensive income	$8,432	$9,996

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2017	9,354,136	$935	$14,060	$(13,469)	$209,403	$210,929
Restricted stock grants, net of forfeitures	13,121	1	(1)			—
Amortization of restricted stock grants			421			421
Amortization of stock option grants			112			112
Exercise of stock options	10,859	1	448			449
Common stock received for payment of stock option exercises	(3,276)	—	(306)			(306)
Cash dividend accrued, $0.80 per share					(7,497)	(7,497)
Change in funded status of pension plans, net of tax $41				80		80
Foreign currency translation adjustment				1,570		1,570
Net unrealized gain (loss) on restricted investments, net of tax $15				31		31
Net income					8,315	8,315
Balance at November 30, 2017	9,374,840	$937	$14,734	$(11,788)	$210,221	$214,104

Balance at August 31, 2018	9,396,947	$939	$13,104	$(12,336)	$245,049	$246,756
Restricted stock grants, net of forfeitures	4,709	1	(1)			—
Amortization of restricted stock grants			380			380
Amortization of stock option grants			125			125
Exercise of stock options	2,004	—	120			120
Common stock received for payment of stock option exercises	(954)	—	(120)			(120)
Cash dividend accrued, $0.80 per share					(7,522)	(7,522)
Change in funded status of pension plans, net of tax $83				236		236
Foreign currency translation adjustment				(606)		(606)
Net unrealized gain (loss) on restricted investments, net of tax ($7)				(21)		(21)
Adoption of ASC 606 (Note 9)					22	22
Net income					8,823	8,823
Balance at November 30, 2018	9,402,706	$940	$13,608	$(12,727)	$246,372	$248,193

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Three Months Ended November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,823	$8,315
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,238	1,254
Amortization	3,113	2,314
Provision (recovery) of allowance for doubtful accounts	30	(126)
Stock-based compensation	505	533
Realized loss (gain) on restricted investments	17	(1)
Pension curtailment and settlement loss	200	—
Deferred taxes	28	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,523	3,329
Inventory	(3,692)	(1,593)
Prepaid expenses and other assets	(1,102)	(725)
Accounts payable	131	(1,348)
Accrued compensation and other expenses	(1,875)	(2,397)
Accrued income taxes	2,638	(3,001)
Net cash provided by operating activities	11,577	6,554

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(639)	(851)
Cost to acquire intangible assets	(18)	(1)
Proceeds from sale of businesses	400	—
Changes in restricted investments	(38)	(46)
Net cash used in investing activities	(295)	(898)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(10,000)	—
Proceeds from exercise of common stock options	—	143
Net cash (used in) provided by financing activities	(10,000)	143

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,282	5,799
Effect of foreign exchange rates on cash	(590)	1,109
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,828	47,354
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,520	$54,262

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$120	$306
Property, plant and equipment additions included in accounts payable	$158	$176
Annual cash dividend declared	$7,522	$7,497

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Chase Corporation filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation, for the three years ended August 31, 2018, in conjunction with its 2018 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended November 30, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2018, which are contained in the Company’s 2018 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2018, the results of its operations, comprehensive income,  changes in equity and cash flows for the interim periods ended November 30, 2018 and 2017.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $52 and ($353) for the three-month periods ended November 30, 2018 and 2017, respectively.

Other Business Developments

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacturing of products previously produced in the Pawtucket, RI facility was moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period, with certain additional expenditures recognized in fiscal 2019. During the quarter ended November 30, 2018, the Company recognized $260 in expenses related to this move.  The Company expensed $1,272 in the fourth quarter of fiscal 2018 related to the closure, including: (a) cash-related employee-related, logistics and uncapitalized facility improvement costs of $590; and (b) non-cash-related accelerated depreciation expense of $682. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

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

On December 29, 2017, Chase entered an agreement to acquire Stewart Superabsorbents, LLC (“SSA, LLC”), an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The transaction closed on December 31, 2017. In the most recently completed fiscal year prior to the acquisition, SSA, LLC, and its recently-acquired Zappa-Tec business (collectively “Zappa Stewart”) had combined revenue in excess of $24,000.  This acquisition proved to be immediately accretive to the Company’s earnings, after adjusting for nonrecurring costs associated with the transaction and financing cost. The business was acquired for a purchase price of $73,469, after final working capital adjustments and excluding acquisition-related costs.  As part of this transaction, Chase acquired all assets of the business, and entered multiyear leases at both locations. The Company expensed $393 of acquisition-related costs associated with this acquisition during the second quarter of fiscal 2018.  The purchase was funded from a combination of Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology complements Chase’s current specialty chemicals offerings. This acquisition is aligned with the Company’s core strategies and extends its reach into growing medical, environmental and consumer applications. The Company finalized purchase accounting in the first quarter of fiscal 2019, without any adjustment to amounts recorded at August 31, 2018. Following the effective date of the acquisition the financial results of Zappa Stewart’s operations have been included in the Company’s financial statements in the specialty chemical intermediates product line, contained within the Industrial Materials operating segment. See Note 14 to the condensed consolidated financial statements for additional information on the acquisition of Zappa Stewart.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in Note 1 —  “Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2018. Significant changes to these accounting policies as a result of adopting ASC 606 “Revenue from Contracts with Customers” during the first quarter of fiscal 2019 are discussed within Note 2 —  “Recent Accounting Standards” and Note 9 — “Revenue from Contracts with Customers” within this Current Quarterly Report on Form 10-Q.

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The ASU will be effective for the Company beginning September 1, 2019 (fiscal 2020). Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the application of this ASU on our consolidated financial statements and disclosures thereto.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under previously existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the effect that ASU No. 2018-02 will have on its financial statements and related disclosures. See Note 18 to the condensed consolidated financial statements for additional information on the effects of the Tax Act on our financial position and result of operations, including provisional transitional adjustments that were recorded during fiscal 2018 and 2019 related to the Tax Act.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance.

The amended guidance clarifies that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 is effective for the Company’s interim and annual reporting periods beginning September 1, 2018 (fiscal 2019), and is to be adopted using either a full retrospective or modified retrospective transition method.

The Company adopted the amended guidance and all related amendments using the modified retrospective approach on September 1, 2018, at which time it became effective for the Company.  The Company recognized the cumulative effect of initially applying the new revenue standard to all open contracts requiring recognition over time that were not completed on the date of adoption as an adjustment to the opening balance of retained earnings.

At the adoption date, the cumulative impact of revenue that would have been recognized over time was $80. The related adoption impact to retained earnings was $22, net of tax. The impact to net sales and net income as a result of applying ASC 606 was an increase of $105 and $45, respectively, for the quarter ended November 30, 2018. See Note 9 — “Revenue from Contracts with Customers” for further discussion of the effects of adoption.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” This ASU provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The Company adopted ASU No. 2016-15 on September 1, 2018, and the adoption did not have a material effect on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The new guidance dictates that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The Company adopted the ASU on September 1, 2018. The adoption had no material effect on the financial statements and related disclosures in the first quarter of fiscal 2019. The effect ASU No. 2017-01 will have on the financial statements and related disclosures of the Company in future periods will be dependent on the nature of potential future acquisitions and divestitures.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The Company adopted ASU No. 2017-07 on September 1, 2018, which resulted in the reclassification of $163 in expense, previously reported in selling, general and administrative expense, to other income (expense) for the three-month period ended November 30, 2017 (prior year). Further reclassifications will be required on the condensed consolidated statement of operations for periods of fiscal 2018 subsequent to November 30, 2017. The adoption of ASU 2017-07 did not have any effect on the historically stated condensed consolidated balance sheets or condensed consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting."  This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted the ASU 2017-09 on September 1, 2018. The adoption had no material effect on the financial statements and related disclosures in the first quarter of fiscal 2019. The effect ASU No. 2017-09 will have on the financial statements and related disclosures of the Company in future periods will be dependent on the nature of potential future changes the Company may make to the terms or conditions of any share-based payment awards.

Note 3 — Inventory

Inventory consisted of the following as of November 30,  2018 and August 31, 2018:

	November 30, 2018	August 31, 2018
Raw materials	$23,350	$21,998
Work in process	7,972	7,653
Finished goods	12,013	10,048
Total Inventory	$43,335	$39,699

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two-class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended November 30,
	2018	2017

Basic Earnings per Share

Net income	$8,823	$8,315
Less: Allocated to participating securities	69	79
Net income available to common shareholders	$8,754	$8,236

Basic weighted average shares outstanding	9,329,570	9,281,877
Net income per share - Basic	$0.94	$0.89

Diluted Earnings per Share

Net income	$8,823	$8,315
Less: Allocated to participating securities	69	79
Net income available to common shareholders	$8,754	$8,236

Basic weighted average shares outstanding	9,329,570	9,281,877
Additional dilutive common stock equivalents	51,733	102,549
Diluted weighted average shares outstanding	9,381,303	9,384,426
Net income per share - Diluted	$0.93	$0.88

For the three months ended November 30, 2018 and 2017, stock options to purchase 12,418 and 9,622 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

Note 5 — Stock-Based Compensation

In August 2017, the Board of Directors of the Company approved the fiscal year 2018 Long Term Incentive Plan (“2018 LTIP”) for the executive officers and other members of management.  The 2018 LTIP is an equity-based plan with a grant date of September 1, 2017 and contains a performance and service-based restricted stock grant of 4,249 shares in the aggregate, subject to adjustment, with a vesting date of August 31, 2020.  Based on the fiscal year 2018 financial results, 572 additional shares of restricted stock (total of 4,821 shares) were earned and granted subsequent to the end of fiscal year 2018 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2018, the Board of Directors of the Company approved the fiscal year 2019 Long Term Incentive Plan (“2019 LTIP”) for the executive officers and other members of management.  The 2019 LTIP is an equity-based plan with a grant date of September 1, 2018 and contains the following equity components:

Restricted Shares — (a) a performance and service-based restricted stock grant of 3,541 shares in the aggregate, subject to adjustment based on fiscal 2019 results, with a vesting date of August 31, 2021.  Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,068 shares in the aggregate, with a vesting date of August 31, 2021. Compensation expense is recognized on a ratable basis over the vesting period.

Stock options — options to purchase 8,603 shares of common stock in the aggregate with an exercise price of $123.95 per share.  The options will vest in three equal annual installments beginning on August 31, 2019 and ending on August 31, 2021. Of the options granted, 3,927 options will expire on August 31, 2028, and 4,676 options will expire on September 1, 2028. Compensation expense is recognized over the period of the award consistent with the vesting terms.

In September 2018, restricted stock in the amount of 2,472 shares related to a first quarter of fiscal 2017 grant was forfeited in conjunction with the termination of employment of a non-executive member of management of the Company.

Note 6 — Segment Data and Foreign Operations

The Company is organized into two reportable operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings and customized sealant and adhesive systems for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning December 31, 2017, the Industrial Materials segment includes the acquired operations of Zappa Stewart, included in the Company’s specialty chemical intermediates product line. Following the April 20, 2018 sale of the structural composites rod business, future product sales of composite materials and elements are not anticipated to be significant to the condensed consolidated financial statements.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2018		2017
Revenue
Industrial Materials	$60,160		$49,985
Construction Materials	12,343		11,932
Total	$72,503		$61,917

Income before taxes
Industrial Materials	$14,803	(a)	$15,365
Construction Materials	4,466		4,246
Total for reportable segments	19,269		19,611
Corporate and common costs	(7,461)	(b)	(7,012)
Total	$11,808		$12,599

Includes the following costs by segment:
Industrial Materials
Interest	$163		$36
Depreciation	839		800
Amortization	2,790		1,987

Construction Materials
Interest	$41		$9
Depreciation	175		190
Amortization	323		327

(a)	Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019
(b)	Includes $200 of pension-related settlement costs due to the timing of lump-sum distributions

Total assets for the Company’s reportable segments as of November 30, 2018 and August 31, 2018 were:

	November 30,	August 31,
	2018	2018
Total Assets
Industrial Materials	$229,353	$229,559
Construction Materials	34,631	36,757
Total for reportable segments	263,984	266,316
Corporate and common assets	49,113	50,153
Total	$313,097	$316,469

The Company’s products are sold worldwide.  Revenue for the three-month period ended November 30, 2018 and 2017 were attributed to operations located in the following countries:

	Three Months Ended November 30,
	2018	2017
Revenue
United States	$64,351	$52,477
United Kingdom	4,016	4,397
All other foreign (1)	4,136	5,043
Total	$72,503	$61,917

(1)	Comprises sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of November 30, 2018 and August 31, 2018, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	November 30,	August 31,
	2018	2018
Long-Lived Assets
United States
Property, plant and equipment, net	$27,893	$28,770
Goodwill and Intangible assets, less accumulated amortization	140,558	143,539

United Kingdom
Property, plant and equipment, net	2,762	2,911
Goodwill and Intangible assets, less accumulated amortization	5,033	5,239

All other foreign
Property, plant and equipment, net	1,560	1,164
Goodwill and Intangible assets, less accumulated amortization	1,220	1,248

Total
Property, plant and equipment, net	$32,215	$32,845
Goodwill and Intangible assets, less accumulated amortization	$146,811	$150,026

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2018	$74,002	$10,694	$84,696
Foreign currency translation adjustment	(87)	(4)	(91)
Balance at November 30, 2018	$73,915	$10,690	$84,605

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified a total of twelve reporting units within its two operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying value of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using discounted cash flows. The Company evaluates the possible impairment of goodwill annually during the fourth quarter, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets subject to amortization consisted of the following as of November 30, 2018 and August 31, 2018:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
November 30, 2018
Patents and agreements	14.3	years	$1,876	$1,684	$192
Formulas and technology	7.8	years	10,209	7,009	3,200
Trade names	5.8	years	8,541	6,964	1,577
Customer lists and relationships	9.1	years	98,571	41,334	57,237
			$119,197	$56,991	$62,206

August 31, 2018
Patents and agreements	14.4	years	$1,863	$1,681	$182
Formulas and technology	7.8	years	10,225	6,690	3,535
Trade names	5.8	years	8,554	6,866	1,688
Customer lists and relationships	9.1	years	98,727	38,802	59,925
			$119,369	$54,039	$65,330

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2018 and 2017 was $3,113 and $2,314 respectively.  Estimated amortization expense for the remainder of fiscal year 2019 and for the next five years is as follows:

Years ending August 31,
2019 (remaining 9 months)	$9,329
2020	11,576
2021	11,046
2022	10,029
2023	6,768
2024	5,659

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

Related to this transaction, the purchaser entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on future sales of certain structural composite material manufactured by the purchaser. Royalty revenue recognized in the three-month period ended November 30, 2018 related to this agreement was not material.

The sale of the structural components rod business follows the Company’s sale of the RodPack® wind blade components business in November 2015, and the licensing of certain composite technologies during the second quarter of fiscal 2018. Subsequent to the third quarter of fiscal 2018, Chase has included the results of its remaining structural composites wind energy business (inclusive of the royalties and the custom manufacturing services noted below) within the specialty products product line.

Post-Sale Services Provided to the Buyer of the Structural Composites Rod Business and the Fiber Optic Cable Components Product Line

The structural composites rod business and the fiber optic cable components product line (sold in fiscal 2017), which both operated out of the Company’s Granite Falls, NC facility, were both sold to the same otherwise unrelated purchaser. Subsequent to the sales, Chase will provide certain transitional manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services. In the three-month period ended November 30, 2018, Chase charged the purchaser $963 for manufacturing services, which the Company recognized as revenue within the Industrial Materials segment, and $57  for selling and administrative services, which the Company recognized as an offset to selling, general and administrative expenses. In the three-month period ended November 30, 2017, Chase charged the purchaser $470 for manufacturing services, and $60 for selling and administrative services. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase received $33 and $33 in rental income related to this lease during the three-month periods ended November 30, 2018 and 2017, respectively, which the Company recognized within other income (expense) on the condensed consolidated statements of operations.

Note 9 — Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. This revenue is generated from the manufacture of specialty chemical products including coatings, linings, adhesives, sealants, specialty tapes, polymers and laminates. Certain of these manufactured products can comprise fully or partially of customer-owned materials. The Company also recognizes, to a lesser extent, revenue through royalties and commissions from licensed manufacturers and from providing custom manufacturing-related services. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers, which can be either at a point in time or over time based on terms and conditions of contractual terms with customers. As described in more detail below, revenue is generally recognized at a point in time when control passes, either upon shipment to or upon receipt by the customer of the Company’s products, while revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process.

The Company accounts for revenue from contracts with customers when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is primarily derived from customer purchase orders, master sales agreements, and negotiated contracts, all of which represent contracts with customers.

The Company next identifies the performance obligations in the contract. A performance obligation is a promise to provide distinct goods or services. Performance obligations are the unit of account for purposes of applying the revenue standard and therefore determine when and how revenue is recognized. The Company determines the performance obligations at contract inception based on the goods or services that are promised in a contract with a customer. Typical performance obligations include our promise to manufacture and the fulfillment of orders of specialty chemical products including coatings, linings, adhesives, sealants, specialty tapes, polymers and laminates, as well as custom manufacturing.

The transaction price in the contract is determined based on the consideration to which the Company will be entitled in exchange for transferring products and services to the customer, excluding amounts collected on behalf of third parties (for example, sales taxes). The transaction price is typically stated on the purchase order or in a negotiated agreement. Certain contracts may include variable consideration in the transaction price, such as rebates, pricing discounts, sales incentives, or other provisions that can decrease the transaction price. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on reasonably available information (customer historical, current and forecasted data). In certain circumstances where a particular outcome is probable, the Company utilizes the most likely amount to which the Company expects to be entitled. The Company accounts for consideration payable to a customer as a reduction of the transaction price which reduces the amount of revenue recognized.  Consideration payable to a customer includes cash amounts that the Company pays, or expects to pay, to a customer based on certain contract requirements.

The Company recognizes revenue as performance obligations are satisfied, which can be either over time or at a point in time, depending on when control of the Company’s products transfers to its customers.

For certain products, where the Company’s product comprises partially or fully of customer-owned materials, revenue is recognized over time, and the Company makes significant judgments which includes, but is not limited to, estimated costs to completion and costs incurred to date, and assesses risks related to changes in estimates of revenue and costs. In doing so, management must make assumptions regarding the work required to fulfill the performance obligations.

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products to be provided. The Company generally uses the cost-to-cost measure of progress for contracts because it best depicts the transfer of control to the customer which occurs as costs are incurred on contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

Performance Obligation

Manufactured goods and, to a lesser extent, right of use of our intellectual property and custom manufacturing-related services are our primary performance obligations. Revenue related to our performance obligations is predominantly recognized at a point in time consistent with our shipping terms (upon shipment to or receipt by our customer). For certain products we manufacture, which comprise partially or fully of customer-owned material, which meet the criteria of no alternative use whereby the Company has the right to payment, we recognize revenue over time.

The selection of a method to measure progress toward completion of a contract requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost method to measure the progress of our contracts with no alternative use products (given they comprise partially or fully of customer-owned material) whereby the Company has the right to payment as we believe it is the best depiction of the transferring of value to the customer. Under the cost-to-cost method, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, materials and subcontractors costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred. Specialty manufacturing runs for customers of products which  are comprised partially or fully of customer-owned material predominantly occur over relatively short periods of time (less than one month) and are comprised of a one-step process (such as coating or laminating), promptly followed by shipment to the end customer. On-going custom manufacturing-related services performed for customers are recognized over the period the services are rendered, and as such do not carry over from period to period. Royalty revenue, derived from right of use of our intellectual property, is recognized when the subsequent sale of the licensed intellectual property occurs.

Because performance obligations are typically satisfied within one month of receipt of a customer order,  a change in cost estimates will not have a material impact on the percentage of completion noted at the prior quarter end. Our typical payment terms with customers are net 30 days,  with consideration given to geographic and industry norms.

Contract Balances

The Company’s contract assets primarily relate to unbilled revenue for products currently in production, at the Company’s facilities and which comprise partially or fully of customer-owned material. Revenue is recognized in advance of billing to the customer in these circumstances whereas billing is typically performed at the time of shipment to or receipt by the customer.

The Company did not have any contract liabilities as of November 30, 2018.

Contract assets are included in prepaids and other current assets on the Company’s condensed consolidated balance sheets. The following table presents contract assets by reportable operating segment as of November 30, 2018:

	November 30,	September 1,
	2018	2018
Contract Assets
Industrial Materials	$124	$16
Construction Materials	61	64
Total	$185	$80

Impacts on Financial Statements

The cumulative effect of the changes made to the Company’s condensed consolidated September 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

	August 31,	Adjustments for	September 1,
	2018	Adoption of ASC 606	2018

Assets:
Contract assets	$—	$80	$80
Inventory	$39,699	$(50)	$39,649
Prepaid income taxes	$4,100	$(8)	$4,092

Stockholders' equity:
Retained earnings	$245,049	$22	$245,071

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet for the adoption of ASC 606 was as follows:

	November 30, 2018
	Balances Without	ASC 606	As
	Adoption of ASC 606	Adjustments	Reported

Assets:
Contract assets	$—	$185	$185
Inventory	$43,430	$(95)	$43,335
Prepaid income taxes	$1,350	$(23)	$1,327

Stockholders' equity:
Retained earnings	$246,305	$67	$246,372

The cumulative effect of the changes made to the Company’s condensed consolidated statement of operations for the adoption of ASC 606 was as follows:

	Three Months Ended November 30, 2018
	Results Without	Effect of Change	As
	Adoption of ASC 606	Higher (Lower)	Reported

Revenue
Sales	$71,259	$105	$71,364
Royalties and commissions	1,139	—	1,139
	72,398	105	72,503
Costs and Expenses
Cost of products and services sold	46,530	45	46,575
Selling, general and administrative expenses	13,362	—	13,362
Exit costs related to idle facility	260	—	260

Operating income	12,246	60	12,306

Interest expense	(204)	—	(204)
Other income (expense)	(294)	—	(294)

Income before income taxes	11,748	60	11,808

Income taxes	2,970	15	2,985

Net income	$8,778	$45	$8,823

Net income available to common shareholders, per common and common equivalent share

Basic	$0.93	$0.01	$0.94

Diluted	$0.93	$—	$0.93

Weighted average shares outstanding
Basic	9,329,570	—	9,329,570
Diluted	9,381,303	—	9,381,303

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three months ended November 30, 2018 was as follows:

	Three Months Ended November 30, 2018
	Industrial	Construction	Consolidated
	Materials	Materials	Revenue
Revenue
North America	$48,639	$9,685	$58,324
Asia	7,249	1,896	9,145
Europe	3,581	713	4,294
All other foreign	691	49	740
Total Revenue	$60,160	$12,343	$72,503

Practical Expedients and Policy Elections

Shipping and Handling Policy Election — the Company has made an accounting policy election to record shipping and handling activities occurring after control has passed to the customer to be treated as a fulfillment cost rather than as a distinct performance obligation. Shipping and handling expenses consist primarily of costs incurred to deliver products to customers and internal costs related to preparing products for shipment and are recorded within cost of products and services sold. Amounts billed to customers as shipping and handling are classified as revenue when services are performed.

Considering Existence of a Significant Financing Component — as a practical expedient, an entity need not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less. Given the time between the Company transferring a promised good or service to the customer and the customer paying for that good or service is less than one year based on the terms of arrangements with customers, the Company does not adjust the promised amount of consideration for effects of a significant financing component.

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2018 and 2017 were as follows:

	Three Months Ended November 30,
	2018	2017
Components of net periodic benefit cost
Service cost	$73	$71
Interest cost	178	157
Expected return on plan assets	(112)	(116)
Amortization of prior service cost	1	1
Amortization of accumulated loss	118	121
Settlement and curtailment loss	200	—
Net periodic benefit cost	$458	$234

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of November 30, 2018, the Company has made contributions of $389 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2019 to ensure the qualified plans continue to be adequately funded given the current market conditions. The Company made contributions of $389 in the first three months of the prior year.

In fiscal 2019, the Company adopted ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This resulted in the reclassification of $163, previously reported in selling, general and administrative expense to other income (expense) for the three-month period ended November 30, 2017.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of November 30, 2018 and August 31, 2018 represent investments that are restricted for use in  nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2018 and August 31, 2018:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	November 30, 2018	$1,083	$946	137	—

Restricted investments	August 31, 2018	$1,090	$961	129	—

The following table presents the fair value of the Company’s long-term debt (including any current portion of long-term debt) as of November 30, 2018 and August 31, 2018, which is recorded at its carrying value:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	November 30, 2018	$15,000	$—	15,000	—

Long-term debt	August 31, 2018	$25,000	$—	25,000	—

The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2017	$121	$(6,181)	$(7,409)	$(13,469)

Other comprehensive gains (losses) before reclassifications (1)	31	—	1,570	1,601
Reclassifications to net income of previously deferred (gains) losses (2)	—	80	—	80
Other comprehensive income (loss)	31	80	1,570	1,681

Balance at November 30, 2017	$152	$(6,101)	$(5,839)	$(11,788)

Balance at August 31, 2018	$126	$(5,796)	$(6,666)	$(12,336)
Other comprehensive gains (losses) before reclassifications (3)	(34)	—	(606)	(640)
Reclassifications to net income of previously deferred (gains) losses (4)	13	236	—	249
Other comprehensive income (loss)	(21)	236	(606)	(391)

Balance at November 30, 2018	$105	$(5,560)	$(7,272)	$(12,727)

(1)	Net of tax benefit of $16, $0 and $0, respectively.
(2)	Net of tax expense of $1, tax benefit of $41 and $0, respectively.
(3)	Net of tax expense of $11, $0 and $0, respectively.
(4)	Net of tax benefit of $4, $83 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated
	2018	2017	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$17	$(1)	Selling, general and administrative expenses
Tax expense (benefit)	(4)	1
Gain net of tax	$13	$—

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$119	$122	Other income (expense)
Settlement and curtailment loss	200	—	Other income (expense)
Tax expense (benefit)	(83)	(42)
Loss net of tax	$236	$80

Total net loss reclassified for the period	$249	$80

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

Since the effective date for this acquisition, December 31, 2017, the financial results of the acquired business have been included in the Company’s financial statements within the Industrial Materials operating segment, in the specialty chemical intermediates product line. The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.” In accordance with this accounting standard, the Company expensed $393 of acquisition-related costs during the second quarter of 2018 to acquisition-related costs.

The Company finalized purchase accounting in the three-month period ended November 30, 2018, with no adjustments made to the preliminary amounts recorded at August 31, 2018. The purchase price has been allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

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

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three-month period ended November 30, 2017 as though the Zappa Stewart acquisition described above occurred on September 1, 2016 (the first day of fiscal 2017). The actual revenue and expenses for the acquired business are included in the Company’s consolidated results beginning on December 31, 2017 (including the entire three-month period ended November 30, 2018). For the three months ended November 30, 2018, revenue and net income for the Zappa Stewart operations included in the condensed consolidated statement of operations were $6,531 and $507, respectively, with results inclusive of amortization expense, but not inclusive of any interest or financing costs. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost, interest expense assuming the entire $65,000 draw remained outstanding through December 31, 2017 (at the interest rate effective at the date of borrowing) and the income tax impact of the pro forma adjustments at the statutory rate of 26% for fiscal 2018.  The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2016.

Three Months Ended November 30,
2017
Revenue	$68,233
Net income	8,694

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$0.93
Diluted earnings per share	$0.92

Note 15 — Exit Costs Related to Idle Facility

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacturing of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period, with certain additional expenditures recognized in fiscal 2019. The Company expensed $260 in the three-month period ended November 30, 2018 related to the move. In the fourth quarter of fiscal 2018, $1,272 was expensed related to the closure, including: (a) cash-related employee-related, logistics and uncapitalized facilities improvement costs of $590; and (b) non-cash-related accelerated depreciation expense of $682. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Note 16 — Long-Term Debt

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of November 30, 2018. The Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, including NEPTCO, which collectively had a carrying value of $214,829 at November  30, 2018.  The Credit Agreement was entered both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At November 30, 2018, the applicable interest rate was 3.3% per annum and the outstanding principal amount was $15,000.  The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case, interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

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

In December 2017, the Company utilized $65,000 of the Credit Agreement to finance the majority of the acquisition cost of Zappa Stewart. See Note 14 to the condensed consolidated financial statements for additional information on this acquisition. The Company paid down $40,000 of the outstanding balance in fiscal 2018, and made an additional principal payment of $10,000 in the first quarter of fiscal 2019, resulting in an outstanding balance of $15,000 at November 30, 2018.

Note 17 — Sale of License

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

In relation to this license agreement, the purchaser also entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on the volume of future sales of certain structural composite material manufactured by the purchaser. Revenue recognized related to this royalty agreement in fiscal 2019 was not material.

Note 18 — Income Taxes

For the three months ended November 30, 2018 and 2017, the Company recorded income taxes of $2,985 and $4,284 on income before income taxes of $11,808 and $12,599, respectively. The effective tax rate for the three months ended November 30, 2018 and 2017 was 25.3% and  34.0%, respectively. The net reduction in rate came nearly entirely from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”),  described in more detail below, as we had no significant discrete items in the current period.

On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act impacted the U.S. statutory Federal tax rate that the Company will be subject to going forward, reducing it from 35% to 21%. As the Company has an August 31 fiscal year-end, the lower corporate income tax rate was phased in during fiscal 2018 (the prior year), resulting in the Company applying U.S. statutory Federal rates of 21% and 25.7% for our fiscal years ending August 31,

2019 and 2018, respectively. During the first quarter of fiscal 2018 (the prior year), the pre-Tax Act U.S. statutory Federal tax rate of 35% was utilized in the calculation of our income tax provision.

The Tax Act also includes items that the Company expects could increase its tax expense in future periods such as the elimination of the domestic production deduction (Section 199) and increased limitations on executive compensation. In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments such as state taxes, foreign taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from U.S. GAAP income.

To transition to the reduced U.S. corporate tax rate, an adjustment was required to be made to our net U.S. deferred tax assets. During fiscal 2018, predominantly in the three months ended February 28, 2018 (the second fiscal quarter of 2018) and with further adjustments in the third and fourth quarters, the Company recorded initial provisional adjustments to the U.S. deferred tax assets and liabilities and uncertain tax positions resulting in a net discrete tax expense of $681 recorded to the condensed consolidated statement of operations. This net discrete tax expense is the result of the following: (a) a $379 tax benefit resulting from the remeasurement and reclassification of our existing deferred tax liability related to unrepatriated foreign earnings to accrued income tax balance (discussed in more detail below); (b) a $917 tax expense for the remeasurement of the remaining net U.S. deferred tax assets in recognition of the new lower Federal rate; and (c) a $143 tax expense recorded as the result of remeasuring the Federal benefit on our uncertain tax positions. No additional transitional adjustments were made related to the adoption of the Tax Act in the quarter ended November 30, 2018.

The Tax Act includes a transition tax or “toll charge”, which is a one-time tax charge on unrepatriated foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986.  During fiscal 2018, the Company recorded a provisional transition tax adjustment associated with its accumulated unrepatriated foreign earnings reducing long-term deferred tax liabilities by $2,298 and increasing short and long-term accrued income taxes by $153 and $1,766, respectively (the short-term payable representing eight percent of the total amount due, the amount payable within the first year as per the Tax Act). The difference between the decrease in the deferred tax liabilities for unrepatriated foreign earnings and the increase in accrued income taxes, $379, was recorded as a discrete tax benefit in fiscal 2018.

Under the guidance set forth in the SEC's Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. For the second quarter of fiscal 2018, the Company made a provisional and reasonable estimate of the effects of the Tax Act on its existing deferred tax balances, including a provisional adjustment for the toll charge, and made provisional adjustments to these initially recorded amounts in the third and fourth quarters of fiscal 2018. The Company anticipates making complete and final adjustments during the quarter ending February 28, 2019 (the second quarter of fiscal 2019), which may differ from the initially recorded amounts, due to, among other things, changes in interpretations and assumptions the Company has made and subsequent guidance that may be issued. In accordance with SAB 118, adjustments to the provisional numbers recorded in the third and fourth quarters of fiscal 2018 were treated as discrete adjustments to income tax expense in the period in which those adjustments became estimable and finalized.

During the quarter ended November 30, 2018 (the first quarter of fiscal 2019), the Company began recognizing  an additional component of total Federal expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. This provision did not have a material effect on the effective tax rate for the quarter ended November 30, 2018. The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act (which also became applicable to the Company in fiscal 2019) had no effect on our effective tax rate for the current quarter. Additionally, the Company is deferring the application of Foreign-Derived Intangible Income (“FDII”) for the current period, in anticipation of further guidance and the establishment of industry standards by the U.S. Treasury Department and trade associations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2018.

Overview

Both through inorganic sales growth and increased “same-store” sales,  revenue surpassed the first quarter of the prior year. Both our Industrial Materials and Construction Materials segments obtained higher sales volumes compared to the prior year. However, this top-line growth has come at a time of prolonged elevated raw material costs, resulting in contracted margins. Sales price increases, which the Company has been implementing in earnest through the latter part of the prior year, continued in the current quarter for many of our product offerings affected by raw material cost increases, as we act to recapture lost margin. Additional operating costs were incurred at our Oxford, MA and Lenoir, NC plants, as we work to gain operational efficiencies in the production of cable material products previously manufactured in our Pawtucket, RI location, further diminishing margins in the current quarter.  Further, we experienced a less favorable sales mix in the current quarter, including a reduction in royalty revenue and an increase in lower-margin custom manufacturing-related services.  We continue to work to leverage efficiencies and economies of scale for our fiscal 2018-acquired superabsorbent polymers business (Zappa Stewart), which is now running fully on our enterprise-wide ERP computer system and shared services platform.

Our Industrial Materials segment’s sales surpassed the prior year with increased demand for our specialty chemical intermediates, cable materials, specialty products and pulling and detection product lines. The December 31, 2017 purchase of Zappa Stewart, whose financial results are now included in our specialty chemical intermediates product line, provided an additional lift to the overall organic growth achieved by the segment. Quarter-over-quarter reductions in sales from our structural composites, electronic materials and electronic and industrial coatings products partially offset these net gains.

Sales of our Construction Materials segment’s products increased over the prior year for the first quarter. Our coating and lining systems and bridge and highway product lines drove the increase, with waterproofing work both in the western U.S. and internationally and bridge construction and rehabilitation work in the northeast and mid-Atlantic U.S. Negatively affecting the segment’s net increase were our pipeline coatings and building envelope product lines, which both experienced volume decreases, as compared to the prior year.   Our pipeline coatings products were affected by overall tightening credit across the Middle East for water infrastructure project work; and our domestically-produced oil and gas pipeline products also experienced slower sales in the quarter.

Given the seasonality of certain product lines, the upcoming second fiscal quarter has historically generated our lowest quarterly sales figures; this is especially true within the Construction Materials segment which is principally composed of infrastructure-related and project-oriented product offerings.

Marketing and product development efforts, mergers, acquisitions and divestitures and operational consolidation will all continue to be the foundation of our strategy for smart and sustainable growth. Zappa Stewart, our fiscal 2018 acquisition, is now fully integrated into our companywide ERP computer system, and we have substantially completed the consolidation of our Pawtucket, RI facility operations into our existing Oxford, MA and Lenoir, NC locations.  Improving efficiencies at these newly acquired, as well as newly consolidated, locations will continue to be an area of focus over the remainder of fiscal 2019.

Our balance sheet remains strong, with cash on hand of $35,520,000 and a current ratio of 3.7 at November 30, 2018.  At the end of our first fiscal quarter, the outstanding principal balance of our $150,000,0000 revolving credit facility was $15,000,000.

We have two reportable operating segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	•Cable Materials •Electronic and Industrial Coatings •Specialty Products •Pulling and Detection •Electronic Materials •Structural Composites (1) •Specialty Chemical Intermediates

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

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of		% of
	Three Months Ended		Total	Three Months Ended	Total
	November 30, 2018		Revenue	November 30, 2017	Revenue

Revenue
Industrial Materials	$60,160		83%	$49,985	81%
Construction Materials	12,343		17%	11,932	19%
Total	$72,503			$61,917

			% of		% of
	Three Months Ended		Segment	Three Months Ended	Segment
	November 30, 2018		Revenue	November 30, 2017	Revenue
Income before income taxes
Industrial Materials	$14,803	(a)	25%	$15,365	31%
Construction Materials	4,466		36%	4,246	36%
Total for reportable segments	19,269		27%	19,611	32%
Corporate and Common Costs	(7,461)	(b)		(7,012)
Total	$11,808		16%	$12,599	20%

(a)	Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019
(b)	Includes $200 of pension-related settlement costs due to the timing of lump-sum distributions

Total Revenue

Total revenue increased $10,586,000 or 17% to $72,503,000 for the quarter ended November 30, 2018, compared to $61,917,000 in the same quarter of the prior year.

Revenue in our Industrial Materials segment increased $10,175,000 or 20%  in the current quarter.  The increase in this segment as compared to the prior year was primarily due to the following for the current quarter: (a) our specialty chemical intermediates product line, which had a mostly volume net increase of $6,205,000 due to the inclusion of our newly acquired Zappa Stewart business, which had sales of $6,531,000 during the current year first quarter, and an increase in sales of our polymeric microspheres products, partially offset by a reduction in sales of our polyurethane dispersion products; (b) our cable materials products, which had a volume- and price-driven increase totaling  $2,755,000, with strong demand from customers servicing the communication cables industry; (c) sales increase of $1,364,000 for our specialty materials products, which included $963,000 in lower-margin custom manufacturing-related services for the quarter; and (d)  our pulling and detection product line had a volume and price increase totaling $1,189,000 on continued strong demand by the utilities and the telecommunication industries. The segment’s net increase in sales  was negatively impacted in the current quarter by: (a) sales volume decrease of $927,000 for our structural composites product line, which following the divestiture of the structural composites rod business in April 2018 did not record any revenue in the current year; (b) a sales volume decrease of $390,000 for our electronic materials product line; and (c)  a $21,000 decrease for our electronic and industrial coatings product line, which had a product sales volume increase more than offset by a decrease in royalty revenue.

Compared to the prior year first quarter, revenue from our Construction Materials segment increased $411,000 or 3%.  The segment’s sales increase was driven by both our coating and lining systems and bridge and highway product lines, which both had predominantly sales-volume driven increases of $642,000 and $483,000, respectively. Coating and lining systems saw success in both domestic sales in the western U.S. and internationally. Our bridge and highway products gains, which included some price increases in addition to volume,  came with use of our Rosphalt50® product in a several bridges projects in the northeastern and mid-Atlantic U.S.  Our pipeline coatings product sales were down for both our Rye, U.K.-produced water infrastructure pipeline products and our domestically-produced oil and gas pipeline products, totaling $485,000. Our building envelope product line saw an unfavorable of $229,000 compared to the prior year first quarter.

Cost of Products and Services Sold

Cost of products and services sold increased  $9,680,000 or 26% to $46,575,000 for the quarter ended November 30,  2018, compared to $36,895,000 in the prior year quarter.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended November 30,
Cost of products and services sold	2018	2017
Industrial Materials	66%	61%
Construction Materials	56%	54%
Total	64%	60%

Cost of products and services sold in our Industrial Materials segment was  $39,610,000 in the current quarter compared to $30,465,000 in the prior year.  Cost of products and services sold in our Construction Materials segment was  $6,965,000 for the quarter ended November 30, 2018, compared to $6,430,000 in the same period of the prior year.  As a percentage of revenue, cost of products and services sold increased for both Industrial Materials and Construction Materials for the quarter as compared to the prior year period. These increases were primarily due to: (a) increasing supply and demand imbalances and tariffs causing rising raw material costs, most acutely seen in our Industrial Materials segment; (b) a less favorable sales mix, including an increase in lower-margin custom manufacturing-related services and a decrease in royalty revenue;  and (c)  production inefficiencies, which are not seen as long-term additions to our manufacturing run rates, have occurred following the consolidation of our former Pawtucket, RI operations into our Oxford, MA and Lenoir, NC locations. These increased manufacturing expenses following the consolidation, which are beyond the $260,000 recognized in the first quarter as part of exit costs related to idle facility, comprise additional labor and material costs incurred as production capabilities at the new locations are being optimized. With the composition of our finished goods, and the markets we serve, the costing of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) both directly and indirectly affects the purchase price of our raw materials and the market demand for our product offerings. The Company diligently monitors raw material and commodities pricing across all its product lines in its efforts to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,466,000 or 12% to $13,362,000 for the quarter ended November 30, 2018 compared to $11,896,000 in the prior year quarter As a percentage of revenue, selling, general and administrative expenses decreased to 18%  for the current first quarter compared to 19% in the comparable prior year period. The nominal increase for the current fiscal quarter compared to the prior year periods, was primarily attributable to: (a) increased amortization expense of $799,000, predominantly related to intangible assets acquired in our December 2017 acquisition of Zappa Stewart; (b) increased selling and commission expense of $407,000, principally related to sales growth on our highest commissionable products in the current year, coupled with the addition of the established sales force of Zappa Stewart; and (c) increased research and development costs of $179,000, given the addition of the established research and development department within Zappa Stewart.

Exit Costs Related to Idle Facility

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacturing of products previously produced in the Pawtucket, RI facility was substantially moved to existing Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period, with certain additional expenditures recognized in fiscal 2019. In the fourth quarter of fiscal 2018, $1,272,000 was expensed related to the closure, including: (a) cash-related employee-related, logistics and uncapitalized facilities improvement costs of $590,000; and (b) non-cash-related accelerated depreciation expense of $682,000. The Company expensed $260,000 in the three-month period ended November 30, 2018 related to the move. Future costs related to this move are not anticipated to be significant to the Company’s Condensed Consolidated Financial Statements.

Interest Expense

Interest expense increased $159,000 or 353% to $204,000 for the quarter ended November 30, 2018 compared to $45,000 in the prior year first quarter. The increase in interest expense in the current quarter is the result of the increased average outstanding balance of our revolving debt facility, following the $65,000,000 draw on the facility in December 2017 (the second fiscal quarter of the prior year) to substantially fund the Company’s acquisition of Zappa Stewart.

In fiscal 2018, subsequent to the December 2017 borrowing, the Company made $40,000,000 in payments against the principal. In the first quarter of fiscal 2019, Chase made an additional $10,000,000 principal payment, bringing the balance to $15,000,000 at November 30, 2018.

Other Income (Expense)

Other income (expense) was an expense of $294,000 in the quarter ended November 30, 2018 compared to an expense of $482,000 in the same period in the prior year, a decrease of $188,000.   Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions),  interest income, rental income and other non-trade/non-royalty/non-commission receipts.  Other income (expense) in the current quarter was predominantly the non-service cost components of periodic pension expense.

Income Taxes

The effective tax rates for the quarters ended November 30, 2018 and 2017  were 25.3% and  34.0%, respectively.

The current year effective tax rate was most prominently affected by the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017.   For fiscal 2019, the Company will utilize the new 21% Federal tax rate enacted by the  Tax Act.  During the first quarter of fiscal 2018 (the prior year), Chase was still utilizing the pre-Tax Act Federal rate of 35%. Please see Note 18 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income increased $508,000 or 6% to $8,823,000 in the quarter ended November 30, 2018 compared to $8,315,000 in the prior year first quarter.  The increase in net income in the first fiscal quarter was primarily due to a more favorable effective tax rate, following the passage of the Tax Act in the prior year, with the combined effect of gross margin compression and increased amortization expense more than offsetting revenue gains achieved through the Zappa Stewart acquisition, as well as net organic sales volume and price increases.

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

We define EBITDA as net income before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets.  We define Adjusted EBITDA as EBITDA excluding costs and (gains) losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement (gains) losses resulting from lump-sum distributions to participants from our defined benefit plans, exit costs related to facility consolidation, and other significant items. We define Free Cash Flow as net cash provided by operating activities less purchases of property, plant and equipment.

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

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended November 30,
	2018	2017
Net income	$8,823	$8,315
Interest expense	204	45
Income taxes	2,985	4,284
Depreciation expense	1,238	1,254
Amortization expense	3,113	2,314
EBITDA	$16,363	$16,212
Exit costs related to idle facility (a)	260	—
Pension settlement costs (b)	200	—
Adjusted EBITDA	$16,823	$16,212

(a)	Represents Pawtucket, RI facility closure costs recognized in the first quarter of fiscal 2019
(b)	Represents pension-related settlement costs due to the timing of lump-sum distributions

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended November 30,
	2018	2017
Net cash provided by operating activities	$11,577	$6,554
Purchases of property, plant and equipment	(639)	(851)
Free Cash Flow	$10,938	$5,703

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $692,000 to $35,520,000 at November 30, 2018, from $34,828,000 at August 31, 2018.  The increased cash balance is primarily attributable to cash flow from operations of $11,577,000, partially offset by $10,000,000 in principal debt pay down.  Of the above-noted amounts, $19,339,000 and $28,521,000 were held outside the United States by Chase Corporation and our foreign subsidiaries as of November 30, 2018  and August 31, 2018, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 (prior year),  we did not have a history of repatriating a significant portion of our foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. During the first quarter of fiscal 2019, and fiscal 2018 (following the passage of the Tax Act), the Company repatriated $10,060,000 and $10,499,000 in U.K. foreign earnings, respectively.  Please see Note 18 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $11,577,000 in the first three months of fiscal year 2019 compared to $6,554,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income.   Negatively impacting our cash flow from operations were certain increases in inventory  (as the Company continued to make opportunistic purchases of non-perishable materials to take advantage of current costs, which were believed to be lower than future costs).

The ratio of current assets to current liabilities was 3.7 as of November 30, 2018 compared to 4.4 as of August 31, 2018.  The ratio decreased over the first three months of fiscal 2019 primarily as a result of the declaration of the dividend payable in the first quarter of fiscal 2019.

Cash flow used in investing activities of $295,000 was primarily due to cash spent on capital purchases of machinery and equipment in fiscal 2019, partially offset by the final escrow payment received for the April 2017 sale of the fiber optic cable components business.

Cash flow used in financing activities of $10,000,000 was due entirely to an incremental pay down of debt incurred in the second quarter of fiscal 2018 (the prior year) to acquire Zappa Stewart.

On November 13, 2018, we announced a cash dividend of $0.80 per share (totaling $7,522,000).  The dividend was paid on December 5, 2018 (the second quarter of fiscal 2019) to shareholders of record on November 23, 2018.

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require lender approval for acquisitions by us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of November 30, 2018. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate.  At November 30, 2018, the applicable interest rate was 3.3% per annum and the outstanding principal amount was $15,000,000.

We have several ongoing capital projects, as well as our facility rationalization and consolidation initiative, which are important to our long-term strategic goals.  Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in our production facilities.

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

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 for a complete discussion of our contractual obligations.

Recent Accounting Standards

Please see Note 2 —  “Recent Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of the effects of recently issued and recently adopted accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Other than changes which came as a result of adopting ASC 606 “Revenue from Contracts with Customers” which are discussed within Note 2 — “Recent Accounting Standards” and Note 9 — “Revenue from Contracts with Customers” of the Condensed Consolidated Financial Statements contained herein, management believes that there have been no material changes during the three months ended November 30, 2018 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At November 30, 2018, other than our restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British Pound and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of November 30, 2018, the Company had cash balances in the following foreign currencies (with USD equivalents,  dollars in thousands):

Currency Code	Currency Name	USD Equivalent at November 30, 2018
GBP	British Pound	$8,774
EUR	Euro	$4,322
CNY	Chinese Yuan	$301
CAD	Canadian Dollar	$274
INR	Indian Rupee	$186

We will continue to review our current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the recently enacted revisions to the Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the three months ended November 30, 2018 in the amount of $606,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $15,000,000 at November 30, 2018.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

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

We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the material weakness in our internal control over financial reporting described below, identified in the fourth quarter of fiscal 2018 and not remediated as of November 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report.

We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the valuation of customer relationship intangible assets acquired in a business combination. Specifically, the review of certain assumptions, including those related to revenue and gross margin, related to the development of the cash flow forecasts used in valuing the customer relationship intangible assets was not designed to operate at an appropriate level of precision. This control deficiency resulted in immaterial audit adjustments to intangible assets and related amortization expense, goodwill, inventory, costs of products and services sold, and income taxes in the Company’s consolidated financial statements for the year ended August 31, 2018. This control deficiency did not result in a misstatement of our interim consolidated financial statements for the three months ended November 30, 2018. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Changes in internal control over financial reporting

During the quarter ended November 30, 2018, the Company completed the process of implementing its worldwide ERP computer system, and other applicable shared services, on operations associated with Zappa Stewart acquired in December 2017.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: January 8, 2019	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: January 8, 2019	By:	/s/ Kenneth J. Feroldi
Kenneth J. Feroldi
Treasurer and Chief Financial Officer