Form 10-Q
period 2019-02-28
CHASE CORP
filed 2019-04-09
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2019

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

The number of shares of Common Stock outstanding as of March 31, 2019 was 9,412,323

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2019

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

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$25,088	$34,828
Accounts receivable, less allowance for doubtful accounts of $550 and $559	41,699	44,610
Inventory	45,418	39,699
Prepaid expenses and other current assets	4,488	2,595
Due from sale of businesses	—	400
Prepaid income taxes	2,556	4,100
Total current assets	119,249	126,232

Property, plant and equipment, less accumulated depreciation of $51,525 and $49,212	31,686	32,845

Other Assets
Goodwill	82,334	84,696
Intangible assets, less accumulated amortization of $60,439 and $54,039	59,152	65,330
Cash surrender value of life insurance	4,530	4,530
Restricted investments	1,118	1,090
Funded pension plan	241	301
Deferred income taxes	1,736	1,347
Other assets	77	98
Total assets	$300,123	$316,469

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,991	$17,810
Accrued payroll and other compensation	4,239	6,639
Accrued expenses	4,238	4,486
Total current liabilities	23,468	28,935

Long-term debt	6,000	25,000
Deferred compensation	1,132	1,105
Accumulated pension obligation	10,173	10,736
Other liabilities	333	283
Accrued income taxes	3,382	3,654

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,412,323 shares at February 28, 2019 and 9,396,947 shares at August 31, 2018 issued and outstanding	941	939
Additional paid-in capital	14,328	13,104
Accumulated other comprehensive loss	(11,279)	(12,336)
Retained earnings	251,645	245,049
Total equity	255,635	246,756
Total liabilities and equity	$300,123	$316,469

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018

Revenue
Sales	$65,442	$64,735	$136,806	$125,312
Royalties and commissions	1,189	1,140	2,328	2,480
	66,631	65,875	139,134	127,792
Costs and Expenses
Cost of products and services sold	43,213	41,991	89,788	78,886
Selling, general and administrative expenses	13,086	11,975	26,448	23,871
Loss on impairment of goodwill (Note 7)	2,410	—	2,410	—
Exit costs related to idle facility (Note 15)	—	—	260	—
Acquisition-related costs (Note 14)	—	393	—	393

Operating income	7,922	11,516	20,228	24,642

Interest expense	(162)	(440)	(366)	(485)
Gain on sale of license (Note 17)	—	1,085	—	1,085
Other income (expense)	(828)	(421)	(1,122)	(903)

Income before income taxes	6,932	11,740	18,740	24,339

Income taxes (Note 18)	1,659	1,618	4,644	5,902

Net income	$5,273	$10,122	$14,096	$18,437

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$0.56	$1.08	$1.50	$1.97

Diluted	$0.56	$1.07	$1.49	$1.95

Weighted average shares outstanding
Basic	9,332,288	9,289,372	9,330,929	9,285,604
Diluted	9,373,030	9,329,308	9,377,167	9,356,847

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net income	$5,273	$10,122	$14,096	$18,437

Other comprehensive income (loss):
Net unrealized (loss) gain on restricted investments, net of tax	13	(49)	(8)	(18)
Change in funded status of pension plans, net of tax	291	105	527	185
Foreign currency translation adjustment	1,144	2,100	538	3,670
Total other comprehensive income (loss)	1,448	2,156	1,057	3,837

Comprehensive income	$6,721	$12,278	$15,153	$22,274

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at November 30, 2017	9,374,840	$937	$14,734	$(11,788)	$210,221	$214,104
Restricted stock grants, net of forfeitures	2,779	1	(1)			—
Amortization of restricted stock grants			385			385
Amortization of stock option grants			111			111
Exercise of stock options	34,021	3	438			441
Common stock received for payment of stock option exercises	(4,091)	(1)	(441)			(442)
Common stock retained to pay statutory minimum withholding taxes on common stock	(12,961)	(1)	(1,390)			(1,391)
Change in funded status of pension plans, net of tax $17				105		105
Foreign currency translation adjustment				2,100		2,100
Net unrealized gain (loss) on restricted investments, net of tax ($22)				(49)		(49)
Net income					10,122	10,122
Balance at February 28, 2018	9,394,588	$939	$13,836	$(9,632)	$220,343	$225,486

Balance at November 30, 2018	9,402,706	$940	$13,608	$(12,727)	$246,372	$248,193
Restricted stock grants, net of forfeitures	4,599	—	—			—
Amortization of restricted stock grants			415			415
Amortization of stock option grants			124			124
Exercise of stock options	5,018	1	181			182
Change in funded status of pension plans, net of tax $101				291		291
Foreign currency translation adjustment				1,144		1,144
Net unrealized gain (loss) on restricted investments, net of tax $3				13		13
Net income					5,273	5,273
Balance at February 28, 2019	9,412,323	$941	$14,328	$(11,279)	$251,645	$255,635

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2017	9,354,136	$935	$14,060	$(13,469)	$209,403	$210,929
Restricted stock grants, net of forfeitures	15,900	2	(2)			—
Amortization of restricted stock grants			806			806
Amortization of stock option grants			223			223
Exercise of stock options	44,880	4	886			890
Common stock received for payment of stock option exercises	(7,367)	(1)	(747)			(748)
Common stock retained to pay statutory minimum withholding taxes on common stock	(12,961)	(1)	(1,390)			(1,391)
Cash dividend on common stock, $0.80 per share					(7,497)	(7,497)
Change in funded status of pension plans, net of tax $59				185		185
Foreign currency translation adjustment				3,670		3,670
Net unrealized gain (loss) on restricted investments, net of tax ($7)				(18)		(18)
Net income					18,437	18,437
Balance at February 28, 2018	9,394,588	$939	$13,836	$(9,632)	$220,343	$225,486

Balance at August 31, 2018	9,396,947	$939	$13,104	$(12,336)	$245,049	$246,756
Restricted stock grants, net of forfeitures	9,308	1	(1)			—
Amortization of restricted stock grants			795			795
Amortization of stock option grants			249			249
Exercise of stock options	7,022	1	301			302
Common stock received for payment of stock option exercises	(954)	—	(120)			(120)
Cash dividend on common stock, $0.80 per share					(7,522)	(7,522)
Change in funded status of pension plans, net of tax $184				527		527
Foreign currency translation adjustment				538		538
Net unrealized gain (loss) on restricted investments, net of tax ($4)				(8)		(8)
Adoption of ASC 606 (Note 9)					22	22
Net income					14,096	14,096
Balance at February 28, 2019	9,412,323	$941	$14,328	$(11,279)	$251,645	$255,635

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,096	$18,437
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of license	—	(1,085)
Loss on impairment of goodwill	2,410	—
Depreciation	2,491	2,618
Amortization	6,225	5,233
Cost of sale of inventory step-up	—	1,530
(Recovery) provision of allowance for doubtful accounts	(11)	137
Stock-based compensation	1,044	1,029
Realized loss (gain) on restricted investments	4	(91)
Pension curtailment and settlement loss	473	—
Deferred taxes	(581)	1,069
Increase (decrease) from changes in assets and liabilities
Accounts receivable	3,003	179
Inventory	(5,651)	(3,222)
Prepaid expenses and other assets	(1,864)	(601)
Accounts payable	(2,764)	2,247
Accrued compensation and other expenses	(2,847)	(2,778)
Accrued income taxes	1,275	(4,718)
Net cash provided by operating activities	17,303	19,984

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,304)	(1,586)
Cost to acquire intangible assets	(30)	(33)
Payments for acquisitions	—	(71,434)
Proceeds from sale of license	—	1,000
Proceeds from sale of businesses	400	—
Changes in restricted investments	(41)	61
Net cash used in investing activities	(975)	(71,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	—	65,000
Payments of principal on debt	(19,000)	(10,000)
Dividend paid	(7,522)	(7,497)
Proceeds from exercise of common stock options	182	142
Payments of taxes on stock options and restricted stock	—	(1,391)
Net cash (used in) provided by financing activities	(26,340)	46,254

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(10,012)	(5,754)
Effect of foreign exchange rates on cash	272	2,537
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,828	47,354
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,088	$44,137

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$120	$748
Property, plant and equipment additions included in accounts payable	$113	$222

See accompanying notes to the condensed consolidated financial statements

Note 1 — Basis of Financial Statement Presentation

Description of Business

Chase Corporation (the “Company,” “Chase,” “we,” or “us”), a global specialty chemicals company founded in 1946, is a leading manufacturer of protective materials for high-reliability applications across diverse market sectors.  Our strategy is to maximize the performance of our core businesses and brands while seeking future opportunities through strategic acquisitions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Chase Corporation filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation, for the three years ended August 31, 2018, in conjunction with its 2018 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended February 28, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2018, which are contained in the Company’s 2018 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 28, 2019, the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended February 28, 2019 and 2018.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were ($468) and ($416) for the three- and six-month periods ended February 28, 2019, respectively, and ($324) and ($677) for the three- and six-month periods ended February 28, 2018, respectively.

Other Business Developments

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period. The Company expensed $1,272 in the fourth quarter of fiscal 2018 related to the closure, including: (a) cash-related employee-related, logistics and uncapitalized facility improvement costs of $590; and (b) non-cash-related accelerated depreciation expense of $682. The Company recognized $260 in expenses related to this move in the three-month period ended November 30, 2018, with no additional expense recognized in the quarter ended February 28, 2019. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under previously existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the effect that ASU No. 2018-02 will have on its financial statements and related disclosures. See Note 18 to the condensed consolidated financial statements for additional information on the effects of the Tax Act on our financial position and result of operations, including provisional transitional adjustments that were recorded during fiscal 2018 related to the Tax Act, and complete and final adjustments during the quarter ended February 28, 2019.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance.

The amended guidance clarifies that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for the Company’s interim and annual reporting periods beginning September 1, 2018 (fiscal 2019), and could have been adopted using either a full retrospective or modified retrospective transition method.

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

At the adoption date, the cumulative impact of revenue that would have been recognized over time was $80. The related adoption impact to retained earnings was $22, net of tax. The impact to net sales and net income as a result of applying ASC 606 was a (decrease) increase of ($10) and ($14), respectively, for the quarter ended February 28, 2019 and $95 and $31, respectively, for the six months ended February 28, 2019. See Note 9 — “Revenue from Contracts with Customers” for further discussion of the effects of adoption.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The new guidance dictates that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The Company adopted the ASU on September 1, 2018. The adoption had no material effect on the financial statements and related disclosures in the first and second quarter of fiscal 2019. The effect ASU No. 2017-01 will have on the financial statements and related disclosures of the Company in future periods will be dependent on the nature of potential future acquisitions and divestitures.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The Company adopted ASU No. 2017-07 on September 1, 2018, which resulted in the reclassification of $163 and $326, previously reported in selling, general and administrative expense, to other income (expense) for the three- and six-month periods ended February 28, 2018 (prior year), respectively. Further reclassifications will be required on the condensed consolidated statement of operations for periods of fiscal 2018 subsequent to February 28, 2018. The adoption of ASU 2017-07 did not have any effect on the historically stated condensed consolidated balance sheets or condensed consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting."  This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted the ASU 2017-09 on September 1, 2018. The adoption had no material effect on the financial statements and related disclosures in the first and second quarter of fiscal 2019. The effect ASU No. 2017-09 will have on the financial statements and related disclosures of the Company in future periods will be dependent on the nature of potential future changes the Company may make to the terms or conditions of any share-based payment awards.

Note 3 — Inventory

Inventory consisted of the following as of February 28, 2019 and August 31, 2018:

	February 28, 2019	August 31, 2018
Raw materials	$22,706	$21,998
Work in process	8,463	7,653
Finished goods	14,249	10,048
Total Inventory	$45,418	$39,699

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two-class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018

Basic Earnings per Share

Net income	$5,273	$10,122	$14,096	$18,437
Less: Allocated to participating securities	41	96	110	176
Net income available to common shareholders	$5,232	$10,026	$13,986	$18,261

Basic weighted average shares outstanding	9,332,288	9,289,372	9,330,929	9,285,604
Net income per share - Basic	$0.56	$1.08	$1.50	$1.97

Diluted Earnings per Share

Net income	$5,273	$10,122	$14,096	$18,437
Less: Allocated to participating securities	41	96	110	176
Net income available to common shareholders	$5,232	$10,026	$13,986	$18,261

Basic weighted average shares outstanding	9,332,288	9,289,372	9,330,929	9,285,604
Additional dilutive common stock equivalents	40,742	39,936	46,238	71,243
Diluted weighted average shares outstanding	9,373,030	9,329,308	9,377,167	9,356,847
Net income per share - Diluted	$0.56	$1.07	$1.49	$1.95

For the three- and six-month periods ended February 28, 2019, stock options to purchase 15,625 and 14,022 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the three- and six-month periods ended February 28, 2018, stock options to purchase 6,416 and 9,622 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

In February 2019, as part of their standard compensation for board service, non-employee members of the Board of Directors received a total grant of 4,599 shares of restricted stock ($469 grant date value) for service for the period from January 31, 2019 through January 31, 2020.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is recognized on a ratable basis over the twelve-month vesting period.

Note 6 — Segment Data and Foreign Operations

The Company is organized into two reportable operating segments, an Industrial Materials segment and a Construction Materials segment.  The segments are distinguished by the nature of the products and how they are delivered to their respective markets.

The Industrial Materials segment includes specified products that are used in, or integrated into, another company’s product, with demand typically dependent upon general economic conditions. Industrial Materials products include insulating and conducting materials for wire and cable manufacturers, moisture protective coatings and customized sealant and adhesive systems for electronics, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing-related services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines, cover tapes essential to delivering semiconductor components via tape and reel packaging, composite materials and elements, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning December 31, 2017, the Industrial Materials segment includes the acquired operations of Zappa Stewart, included in the Company’s specialty chemical intermediates product line. Following the April 20, 2018 sale of the structural composites rod business, future product sales of composite materials and elements are not anticipated to be significant to the condensed consolidated financial statements.

The Construction Materials segment is principally composed of project-oriented and infrastructure-related product offerings that are primarily sold and used as “Chase” branded products. Construction Materials products include protective coatings for pipeline applications, coating and lining systems for use in liquid storage and containment applications, adhesives and sealants used in architectural and building envelope waterproofing applications, high-performance polymeric asphalt additives, and expansion and control joint systems for use in the transportation and architectural markets.

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended February 28,				Six Months Ended February 28,
	2019		2018		2019		2018
Revenue
Industrial Materials	$57,265		$55,267		$117,425		$105,252
Construction Materials	9,366		10,608		21,709		22,540
Total	$66,631		$65,875		$139,134		$127,792

Income before income taxes
Industrial Materials	$12,269	(a)	$16,161	(c)	$27,072	(e)	$31,526	(c)
Construction Materials	2,384		2,372		6,850		6,618
Total for reportable segments	14,653		18,533		33,922		38,144
Corporate and common costs	(7,721)	(b)	(6,793)	(d)	(15,182)	(f)	(13,805)	(d)
Total	$6,932		$11,740		$18,740		$24,339

Includes the following costs by segment:
Industrial Materials
Interest	$130		$352		$293		$388
Depreciation	820		905		1,659		1,705
Amortization	2,789		2,591		5,579		4,578

Construction Materials
Interest	$32		$88		$73		$97
Depreciation	164		187		339		377
Amortization	323		328		646		655

(a)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business
(b)	Includes $273 of pension-related settlement costs due to the timing of lump-sum distributions
(c)

Includes $1,530 of expenses related to inventory step-up in fair value attributable to the December 2017 acquisition of Zappa Stewart and a $1,085 gain on sale of license related to the structural composites product line recorded in the second quarter of fiscal 2018

(d)	Includes $393 in acquisition-related expenses attributable to the December 2017 acquisition of Zappa Stewart
(e)

Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019 and $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business

(f)	Includes $473 of pension-related settlement costs due to the timing of lump-sum distributions

Total assets for the Company’s reportable segments as of February 28, 2019 and August 31, 2018 were:

	February 28,	August 31,
	2019	2018
Total Assets
Industrial Materials	$226,433	$229,559
Construction Materials	32,827	36,757
Total for reportable segments	259,260	266,316
Corporate and common assets	40,863	50,153
Total	$300,123	$316,469

The Company’s products are sold worldwide.  Revenue for the three- and six-month periods ended February 28, 2019 and 2018 were attributed to operations located in the following countries:

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Revenue
United States	$57,942	$55,978	$122,293	$108,455
United Kingdom	4,428	5,392	8,444	9,789
All other foreign (1)	4,261	4,505	8,397	9,548
Total	$66,631	$65,875	$139,134	$127,792

(1)	Comprises sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of February 28, 2019 and August 31, 2018, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	February 28,	August 31,
	2019	2018
Long-Lived Assets
United States
Property, plant and equipment, net	$27,119	$28,770
Goodwill and Intangible assets, less accumulated amortization	135,166	143,539

United Kingdom
Property, plant and equipment, net	2,871	2,911
Goodwill and Intangible assets, less accumulated amortization	5,100	5,239

All other foreign
Property, plant and equipment, net	1,696	1,164
Goodwill and Intangible assets, less accumulated amortization	1,220	1,248

Total
Property, plant and equipment, net	$31,686	$32,845
Goodwill and Intangible assets, less accumulated amortization	$141,486	$150,026

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2018	$74,002	$10,694	$84,696
Loss on impairment of polyurethane dispersions business	(2,410)	—	(2,410)
Foreign currency translation adjustment	44	4	48
Balance at February 28, 2019	$71,636	$10,698	$82,334

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

The ordering patterns of our polyurethane dispersions reporting unit’s customers during the three-month period ended February 28, 2019, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019, indicated an impairment in the carrying value of the reporting unit might have occurred. As such, we performed an impairment test on our long-lived assets related to our polyurethane dispersions reporting unit, part of the Industrial Materials operating segment, in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure —  Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410 to loss on impairment of goodwill within the condensed consolidated statement of operations during the quarter ended February 28, 2019. Our polyurethane dispersions reporting unit’s fair value was determined based on the income approach (discounted cash flow method).

Intangible assets subject to amortization consisted of the following as of February 28, 2019 and August 31, 2018:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
February 28, 2019
Patents and agreements	14.3	years	$1,885	$1,687	$198
Formulas and technology	7.8	years	10,245	7,377	2,868
Trade names	5.8	years	8,571	7,106	1,465
Customer lists and relationships	9.1	years	98,890	44,269	54,621
			$119,591	$60,439	$59,152

August 31, 2018
Patents and agreements	14.4	years	$1,863	$1,681	$182
Formulas and technology	7.8	years	10,225	6,690	3,535
Trade names	5.8	years	8,554	6,866	1,688
Customer lists and relationships	9.1	years	98,727	38,802	59,925
			$119,369	$54,039	$65,330

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2019 and 2018 was $6,225 and $5,233 respectively.  Estimated amortization expense for the remainder of fiscal year 2019 and for the next five years is as follows:

Years ending August 31,
2019 (remaining 6 months)	$6,237
2020	11,594
2021	11,064
2022	10,035
2023	6,768
2024	5,659

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

Related to this transaction, the purchaser entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on future sales of certain structural composite material manufactured by the purchaser. Royalty revenue recognized in the six-month period ended February 28, 2019 related to this agreement was not material.

The sale of the structural components rod business follows the Company’s sale of the RodPack® wind blade components business in November 2015, and the licensing of certain composite technologies during the second quarter of fiscal 2018 (see Note 17). Subsequent to the third quarter of fiscal 2018, Chase has included the results of its remaining structural composites wind energy business (inclusive of the royalties and the custom manufacturing-related services noted below) within the specialty products product line.

Post-Sale Services Provided to the Buyer of the Structural Composites Rod Business and the Fiber Optic Cable Components Product Line

The structural composites rod business and the fiber optic cable components product line (sold in fiscal 2017), which both operated out of the Company’s Granite Falls, NC facility, were both sold to the same otherwise unrelated purchaser. Subsequent to the sales, Chase will provide certain transitional manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services. In the three-and six-month periods ended February 28, 2019, Chase charged the purchaser $420 and $1,383, respectively, for manufacturing services, which the Company recognized as revenue within the Industrial Materials segment, and $57 and $114, respectively, for selling and administrative services, which the Company recognized as an offset to selling, general and administrative expenses. In the three- and six-month periods ended February 28, 2018, Chase charged the purchaser $451 and $921, respectively, for manufacturing services, and $60 and $120, respectively, for selling and administrative services. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase received $32, $65, $32 and $65 in rental income related to this lease during the three- and six-month periods ended February 28, 2019 and 2018, respectively, which the Company recognized within other income (expense) on the condensed consolidated statements of operations.

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

The Company next identifies the performance obligations in the contract. A performance obligation is a promise to provide distinct goods or services. Performance obligations are the unit of account for purposes of applying the revenue standard and therefore determine when and how revenue is recognized. The Company determines the performance obligations at contract inception based on the goods or services that are promised in a contract with a customer. Typical performance obligations include our promise to manufacture and the fulfillment of orders of specialty chemical products including coatings, linings, adhesives, sealants, specialty tapes, polymers and laminates, as well as custom manufacturing-related services.

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

For certain products, where the Company’s product consists partially or fully of customer-owned materials, revenue is recognized over time, and the Company makes significant judgments which include, but are not limited to, estimated costs to completion and costs incurred to date, and assesses risks related to changes in estimates of revenue and costs. In doing so, management must make assumptions regarding the work required to fulfill the performance obligations.

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

Performance Obligation

Manufactured goods and, to a lesser extent, right of use of our intellectual property and custom manufacturing-related services are our performance obligations. Revenue related to our performance obligations is predominantly recognized at a point in time consistent with our shipping terms (upon shipment to or receipt by our customer). For certain products we manufacture, which comprise partially or fully of customer-owned material and which meet the criteria of having no alternative use whereby the Company has the right to payment, we recognize revenue over time.

The selection of a method to measure progress toward completion of a contract requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost method to measure the progress of our contracts with no-alternative-use products (given they comprise partially or fully of customer-owned material) whereby the Company has the right to payment as we believe it is the best depiction of the transferring of value to the customer. Under the cost-to-cost method, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, materials and subcontractors costs, as well as an allocation of indirect costs. Revenue, including estimated fees or profits, is recorded as costs are incurred. Specialty manufacturing runs for customers of products which  are comprised partially or fully of customer-owned material predominantly occur over relatively short periods of time (less than one month) and are comprised of a one-step process (such as coating or laminating), promptly followed by shipment to the end customer. On-going custom manufacturing-related services performed for customers are recognized in the period the services are rendered, and as such do not carry over from period to period. Royalty revenue, derived from right of use of our intellectual property, is recognized when the subsequent sale of the licensed intellectual property occurs.

Because performance obligations are typically satisfied within one month of receipt of a customer order, a change in cost estimates will not have a material impact on the percentage of completion noted at the prior quarter end. Our typical payment terms with customers are net 30 days, with consideration given to geographic and industry norms.

Contract Balances

The Company’s contract assets primarily relate to unbilled revenue for products currently in production, at the Company’s facilities and which comprise partially or fully of customer-owned material. Revenue is recognized in advance of billing to the customer in these specific circumstances, whereas billing is typically performed at the time of shipment to or receipt by the customer.

Contract assets are included in prepaids and other current assets on the Company’s condensed consolidated balance sheets. The following table presents contract assets by reportable operating segment as of February 28, 2019:

	February 28,	September 1,
	2019	2018
Contract Assets
Industrial Materials	$77	$16
Construction Materials	98	64
Total	$175	$80

The Company did not have any contract liabilities as of February 28, 2019.

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

The cumulative effect of the changes made to the Company’s condensed consolidated February 28, 2019 balance sheet for the adoption of ASC 606 was as follows:

	February 28, 2019
	Balances Without	ASC 606	As
	Adoption of ASC 606	Adjustments	Reported

Assets:
Contract assets	$—	$175	$175
Inventory	$45,522	$(104)	$45,418
Prepaid income taxes	$2,574	$(18)	$2,556

Stockholders' equity:
Retained earnings	$251,592	$53	$251,645

The cumulative effect of the changes made to the Company’s condensed consolidated statement of operations for the adoption of ASC 606 for the three and six months ended February 28, 2019 was as follows:

	Three Months Ended February 28, 2019			Six Months Ended February 28, 2019
	Results Without	Effect of Change	As	Results Without	Effect of Change	As
	Adoption of ASC 606	Higher (Lower)	Reported	Adoption of ASC 606	Higher (Lower)	Reported

Revenue
Sales	$65,452	$(10)	$65,442	$136,711	$95	$136,806
Royalties and commissions	1,189	—	1,189	2,328	—	2,328
	66,641	(10)	66,631	139,039	95	139,134
Costs and Expenses
Cost of products and services sold	43,204	9	43,213	89,734	54	89,788
Selling, general and administrative expenses	13,086	—	13,086	26,448	—	26,448
Loss on impairment of goodwill	2,410	—	2,410	2,410	—	2,410
Exit costs related to idle facility	—	—	—	260	—	260

Operating income	7,941	(19)	7,922	20,187	41	20,228

Interest expense	(162)	—	(162)	(366)	—	(366)
Other income (expense)	(828)	—	(828)	(1,122)	—	(1,122)

Income before income taxes	6,951	(19)	6,932	18,699	41	18,740

Income taxes	1,664	(5)	1,659	4,634	10	4,644

Net income	$5,287	$(14)	$5,273	$14,065	$31	$14,096

Net income available to common shareholders, per common and common equivalent share

Basic	$0.57	$(0.01)	$0.56	$1.50	$—	$1.50

Diluted	$0.56	$—	$0.56	$1.49	$—	$1.49

Weighted average shares outstanding
Basic	9,332,288	—	9,332,288	9,330,929	—	9,330,929
Diluted	9,373,030	—	9,373,030	9,377,167	—	9,377,167

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and six months ended February 28, 2019 was as follows:

	Three Months Ended February 28, 2019			Six Months Ended February 28, 2019
	Industrial	Construction	Consolidated	Industrial	Construction	Consolidated
	Materials	Materials	Revenue	Materials	Materials	Revenue
Revenue
North America	$45,453	$7,519	$52,972	$94,092	$17,204	$111,296
Asia	6,576	1,376	7,952	13,825	3,272	17,097
Europe	4,515	437	4,952	8,096	1,150	9,246
All other foreign	721	34	755	1,412	83	1,495
Total Revenue	$57,265	$9,366	$66,631	$117,425	$21,709	$139,134

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2019 and 2018 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$73	$71	$146	$142
Interest cost	178	157	356	314
Expected return on plan assets	(109)	(116)	(221)	(232)
Amortization of prior service cost	1	1	2	2
Amortization of accumulated loss	119	121	237	242
Settlement and curtailment loss	273	—	473	—
Net periodic benefit cost	$535	$234	$993	$468

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  As of February 28, 2019, the Company has made contributions of $784 in the current fiscal year to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2019 to ensure the qualified plans continue to be adequately funded given the current market conditions. The Company made contributions of $810 in the first six months of the prior year.

In fiscal 2019, the Company adopted ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This resulted in the reclassification of $326, previously reported in selling, general and administrative expense to other income (expense) for the six-month period ended February 28, 2018 (prior year).

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of February 28, 2019 and August 31, 2018 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2019 and August 31, 2018:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	February 28, 2019	$1,118	$968	150	—

Restricted investments	August 31, 2018	$1,090	$961	129	—

The following table presents the fair value of the Company’s long-term debt (including any current portion of long-term debt) as of February 28, 2019 and August 31, 2018, which is recorded at its carrying value:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	February 28, 2019	$6,000	$—	6,000	—

Long-term debt	August 31, 2018	$25,000	$—	25,000	—

The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2017	$121	$(6,181)	$(7,409)	$(13,469)

Other comprehensive gains (losses) before reclassifications (1)	49	—	3,670	3,719
Reclassifications to net income of previously deferred (gains) losses (2)	(67)	185	—	118
Other comprehensive income (loss)	(18)	185	3,670	3,837

Balance at February 28, 2018	$103	$(5,996)	$(3,739)	$(9,632)

Balance at August 31, 2018	$126	$(5,796)	$(6,666)	$(12,336)
Other comprehensive gains (losses) before reclassifications (3)	(11)	—	538	527
Reclassifications to net income of previously deferred (gains) losses (4)	3	527	—	530
Other comprehensive income (loss)	(8)	527	538	1,057

Balance at February 28, 2019	$118	$(5,269)	$(6,128)	$(11,279)

(1)	Net of tax benefit of $17, $0 and $0, respectively.
(2)	Net of tax expense of $24, tax benefit of $59 and $0, respectively.
(3)	Net of tax expense of $5, $0 and $0, respectively.
(4)	Net of tax benefit of $1, $184 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended February 28,		Six Months Ended February 28,		Location of Gain (Loss) Reclassified from Accumulated
	2019	2018	2019	2018	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(13)	$(90)	$4	$(91)	Selling, general and administrative expenses
Tax expense (benefit)	3	23	(1)	24
Gain net of tax	$(10)	$(67)	$3	$(67)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$119	$122	$238	$244	Other income (expense)
Settlement and curtailment loss	273	—	473	—	Other income (expense)
Tax expense (benefit)	(101)	(17)	(184)	(59)
Loss net of tax	$291	$105	$527	$185

Total net loss reclassified for the period	$281	$38	$530	$118

Note 14 — Acquisitions

Acquisition of Zappa Stewart

On December 31, 2017, the Company acquired Zappa Stewart, an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The business was acquired for a purchase price of $73,469, after final working capital adjustments and excluding acquisition-related costs.  Chase acquired all equity of the business and entered multiyear leases at both locations. The purchase was funded by a combination of a $65,000 draw on Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology is complementary to Chase’s current specialty chemicals offerings. This acquisition is in line with Chase’s core strategies and extends its reach into growing medical and consumer applications.

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

Supplemental Pro Forma Data

The following table presents the pro forma results of the Company for the three-month and six-month periods ended February 28, 2018 (prior year) as though the Zappa Stewart acquisition described above occurred on September 1, 2016 (the first day of fiscal 2017). The actual revenue and expenses for the acquired business are included in the Company’s consolidated results beginning on December 31, 2017. For the six months ended February 28, 2019, revenue and net income for the Zappa Stewart operations included in the condensed consolidated statement of operations were $13,075 and $667, respectively, with results inclusive of amortization expense, but not inclusive of any interest or financing costs. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost, interest expense assuming the entire $65,000 draw remained outstanding through December 31, 2017 (at the interest rate effective at the date of borrowing) and the income tax impact of the pro forma adjustments at the statutory rate of 26% for fiscal 2018.  The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2016.

	Three Months Ended February 28,	Six Months Ended February 28,
	2018	2018
Revenue	$67,980	$136,213
Net income	11,671	20,365

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$1.24	$2.17
Diluted earnings per share	$1.24	$2.16

Note 15 — Exit Costs Related to Idle Facility

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period.  In the fourth quarter of fiscal 2018, the Company expensed $1,272 related to the closure, including: (a) cash-related employee-related, logistics and uncapitalized facilities improvement costs of $590; and (b) non-cash-related accelerated depreciation expense of $682. The Company also recognized $260 in expense related to the move in the three-month period ended November 30, 2018, with no additional expense recognized in the quarter ended February 28, 2019. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Note 16 — Long-Term Debt

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of February 28, 2019. The Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, including NEPTCO, which collectively had a carrying value of $219,488 at February 28, 2019.  The Credit Agreement was entered both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At February 28, 2019, the applicable interest rate was 3.6% per annum and the outstanding principal amount was $6,000.  The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case, interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

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

In December 2017 (the prior fiscal year), the Company utilized $65,000 of the Credit Agreement to finance the majority of the acquisition cost of Zappa Stewart. See Note 14 to the condensed consolidated financial statements for additional information on this acquisition. The Company paid down $40,000 of the outstanding balance in fiscal 2018, and made additional principal payments of $10,000 and $9,000 in the first and second quarters of fiscal 2019, respectively, resulting in an outstanding balance of $6,000 at February 28, 2019. In March 2019, subsequent to the second fiscal quarter 2019, the Company made an additional principal payment of $1,000.

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

In relation to this license agreement, the purchaser also entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase under certain conditions based on the volume of future sales of certain structural composite materials manufactured by the purchaser. Revenue recognized related to this royalty agreement in fiscal 2019 and 2018 was not material.

Note 18 — Income Taxes

For the three months ended February 28, 2019 and 2018, the Company recorded income taxes of $1,659 and $1,618 on income before income taxes of $6,932 and $11,740, respectively. For the six months ended February 28, 2019 and 2018, the Company recorded income taxes of $4,644 and $5,902 on income before income taxes of $18,740 and $24,339, respectively. The effective tax rate for the three months ended February 28, 2019 and 2018 was 23.9% and 13.8%, respectively. The effective tax rate for the six months ended February 28, 2019 and 2018 was 24.8% and 24.2%, respectively. The lower effective rate in the second quarter of the prior year was due to the following: (a) the initial adoption of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), described in more detail below; and (b) a discrete tax benefit of $977 related to stock-based compensation, recognized in relation to the Company’s early adoption of ASU 2016-09.

On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act impacted the U.S. statutory Federal tax rate that the Company will be subject to going forward, reducing it from 35% to 21%. As the Company has an August 31 fiscal year-end, the lower corporate income tax rate was phased in during fiscal 2018 (the year of initial adoption), resulting in the Company applying U.S. statutory Federal rates of 21% and a blended rate of 25.7% for our fiscal years ending August 31, 2019 and 2018, respectively.

To transition to the reduced U.S. corporate tax rate, an adjustment was required to be made to our net U.S. deferred tax assets. During fiscal 2018, predominantly in the three months ended February 28, 2018 (the second fiscal quarter of 2018), the Company recorded initial provisional adjustments to the U.S. deferred tax assets and liabilities and uncertain tax positions resulting in a net discrete tax expense of $681 recorded to the condensed consolidated statement of operations. This net discrete tax expense recorded in fiscal 2018 is the result of the following: (a) a $379 tax benefit resulting from the remeasurement and reclassification of our existing deferred tax liability related to unrepatriated foreign earnings to accrued income tax balance (discussed in more detail below); (b) a $917 tax expense for the remeasurement of the remaining net U.S. deferred tax assets in recognition of the new lower Federal rate; and (c) a $143 tax expense recorded as the result of remeasuring the Federal benefit on our uncertain tax positions. During fiscal 2019, no additional transitional adjustments were made related to the adoption of the Tax Act in the quarter ended November 30, 2018, and only immaterial adjustments were made in the quarter ended February 28, 2019.

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

Under the guidance set forth in the SEC's Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. For the second quarter of fiscal 2018, the Company made a provisional and reasonable estimate of the effects of the Tax Act on its existing deferred tax balances, including a provisional adjustment for the toll charge, and made provisional adjustments to these initially recorded amounts in the third and fourth quarters of fiscal 2018. The Company made complete and final adjustments during the quarter ended February 28, 2019 (the second quarter of fiscal 2019), which were not material in nature.

During the quarter ended November 30, 2018 (the first quarter of fiscal 2019), the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the quarter or six-month period ended February 28, 2019.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act (which also became applicable to the Company in fiscal 2019) had no effect on our effective tax rate for the current quarter or year-to-date period. Additionally, the Company is deferring the application of Foreign-Derived Intangible Income (“FDII”) for the current period, in anticipation of further guidance and the establishment of industry standards by the U.S. Treasury Department and trade associations.

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

Overview

Driven predominantly by inorganic sales growth from our December 31, 2017 acquisition of our Zappa Stewart superabsorbent polymers business, revenue grew over the second quarter and first half of the prior year. Our Industrial Materials segment, which includes the operations of Zappa Stewart, surpassed the prior year for both periods, enabling the achievement of companywide growth. The Construction Materials segment negatively impacted topline comparative results for both the quarter and year-to-date period. Because its sales are heavily dependent on infrastructure-related projects and maintenance work in North America, our Construction Materials segment customarily experiences a seasonal downturn in the winter months, our second fiscal quarter. These net increases in overall revenue came at a time when our gross margin continued to experience compression. For both the current quarter and year-to-date periods, we experienced a companywide unfavorable sales mix, as our lower margin products constituted a comparatively higher portion of total sales. Further, elevated raw material cost trends continued for the quarter, as did our partial passing along of these increased costs to the market via sales price increases instituted for our affected products. Material costing headwinds are in part the results of supply and demand imbalances and have become further complicated by the shifting positions of both Brexit and China tariffs. With a continued focus on establishing long-term operational efficiencies at our Oxford, MA and Lenoir, NC facilities for cable material products previously manufactured in our Pawtucket, RI location, we continued to incur comparatively unfavorable additional expenses at the affected facilities in the second quarter. Given increased year-over-year demand for our cable material products during this time of transition, our operational costs were higher in part to maintain service levels.

Sales from our Industrial Materials segment’s products surpassed both the prior year periods on net increases of volume and price for our specialty chemical intermediates, cable materials, pulling and detection and specialty products product lines. Zappa Stewart whose financial results are now included in our specialty chemical intermediates product line, provided an additional lift to the overall organic growth achieved by the segment on a year-to-date basis, and more than offset a “same-store” decrease for the quarter. Sales from our structural composites, electronic materials and electronic and industrial coatings product lines were down compared to both prior year periods.

Our Construction Materials segment’s sales decreased compared to the prior year for both the quarter and year-to-date period ended February 28, 2019. Our pipeline coatings and coating and lining systems product lines drove the overall decreases. With a continued tight credit market across the Middle East for water infrastructure project work, our U.K.-produced water and waste water pipeline products experienced the segment’s sharpest declines. Our building envelope and bridge and highway product lines experienced revenue growth for both the current quarter and year-to-date period, partially offsetting the comparatively unfavorable sales results of the segment’s other product lines.

During the second half of fiscal 2019, mergers, acquisitions and divestitures, marketing and product development efforts, and operational consolidation will remain the foundation of our strategy for smart and sustainable growth. This strategy includes our ongoing efforts to improve efficiencies at: (a) our Oxford, MA and Lenoir, NC locations, which recently absorbed the legacy operations of our Pawtucket, RI facility; and (b) our recently acquired Zappa Stewart locations. Management will also continue to focus on other previously acquired businesses, including Resin Designs (acquired in fiscal 2017) and the polymeric microspheres and the polyurethane dispersions businesses (both acquired in fiscal 2015). An impairment was recorded on the goodwill of the polyurethane dispersions business in the second quarter of 2019, based on changes in expected customer demands.

Our balance sheet remains strong, with cash on hand of $25,088,000 and a current ratio of 5.1 at February 28, 2019.  At the end of our second fiscal quarter, the outstanding principal balance of our $150,000,000 revolving credit facility was $6,000,000.

We have two reportable operating segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Industrial Materials	•Cable Materials •Electronic and Industrial Coatings •Specialty Products •Pulling and Detection •Electronic Materials •Structural Composites (1) •Specialty Chemical Intermediates

Protective coatings and tape products, including insulating and conducting materials for wire and cable manufacturers; moisture protective coatings and customized sealant and adhesive systems for electronics; laminated durable papers, packaging and industrial laminate products and custom manufacturing-related services; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; composite materials elements; polyurethane dispersions, polymeric microspheres and superabsorbent polymers.

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

(1)

Product line was substantially divested with the sale of the structural composites rod business on April 20, 2018. Custom manufacturing-related services performed for the purchaser of the structural composites rod business subsequent to the sale are included within the specialty products product line.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Six Months Ended		Total	Six Months Ended		Total
	February 28, 2019		Revenue	February 28, 2018		Revenue	February 28, 2019		Revenue	February 28, 2018		Revenue

Revenue
Industrial Materials	$57,265		86%	$55,267		84%	$117,425		84%	$105,252		82%
Construction Materials	9,366		14%	10,608		16%	21,709		16%	22,540		18%
Total	$66,631			$65,875			$139,134			$127,792

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Six Months Ended		Segment	Six Months Ended		Segment
	February 28, 2019		Revenue	February 28, 2018		Revenue	February 28, 2019		Revenue	February 28, 2018		Revenue
Income before income taxes
Industrial Materials	$12,269	(a)	21%	$16,161	(c)	29%	$27,072	(e)	23%	$31,526	(c)	30%
Construction Materials	2,384		25%	2,372		22%	6,850		32%	6,618		29%
Total for reportable segments	14,653		22%	18,533		28%	33,922		24%	38,144		30%
Corporate and Common Costs	(7,721)	(b)		(6,793)	(d)		(15,182)	(f)		(13,805)	(d)
Total	$6,932		10%	$11,740		18%	$18,740		13%	$24,339		19%

(a)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business
(b)	Includes $273 of pension-related settlement costs due to the timing of lump-sum distributions
(c)

Includes $1,530 of expenses related to inventory step-up in fair value attributable to the December 2017 acquisition of Zappa Stewart and $1,085 on the gain on sale of license related to the structural composites product line recorded in the second quarter of fiscal 2018

(d)	Includes $393 in acquisition-related expenses attributable to the December 2017 acquisition of Zappa Stewart
(e)

Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019 and $2,410 of loss on impairment of goodwill recorded in the second quarter of fiscal 2019 related to the Company’s polyurethane dispersions business

(f)	Includes $473 of pension-related settlement costs due to the timing of lump-sum distributions

Total Revenue

Total revenue increased $756,000 or 1% to $66,631,000 for the quarter ended February 28, 2019, compared to $65,875,000 in the same quarter of the prior year. Total revenue increased $11,342,000 or 9% to $139,134,000 in the fiscal year-to-date period compared to $127,792,000 in the same period in fiscal 2018.

Revenue in our Industrial Materials segment increased $1,998,000 or 4% and $12,173,000 or 12% in the current quarter and year-to-date period, respectively. The increases in this segment as compared to the prior year periods were primarily due to the following for the current quarter and year-to-date period, respectively: (a) our specialty chemical intermediates product line, which had  mostly volume-driven net increases of $1,651,000 and $7,856,000 due to the inclusion of our December 31, 2017 acquired Zappa Stewart business, which had sales of $6,544,000 and $13,075,000, partially offset by volume-driven reductions in sales of our polyurethane dispersion products in the current year quarter and year-to-date period based on customer buying patterns, and with sales of  our polymeric microspheres products being slightly down for the quarter, but still up on a year-to-date basis; (b) volume- and price-driven increases totaling $1,346,000 and $4,101,000 in our cable materials products, which continued to have strong demand from customers servicing the communication cable industry; (c) our pulling and detection product line had volume and price increases totaling $790,000 and  $1,979,000 on continued strong demand by the utilities and telecommunication industries; and (d) our specialty materials products had sales increases of $42,000 and $1,406,000, which included $420,000 and $1,383,000 in lower-margin custom manufacturing-related services revenue for the quarter and year-to-date periods. The segment’s net increases in sales was negatively impacted in the current quarter and year-to-date period by: (a) sales volume decreases of $992,000 and $1,919,000 for our structural composites product line, which, following the divestiture of the structural composites rod business in April 2018, did not record any revenue in the current year; (b) sales volume decreases of $279,000 and $669,000 for our electronic materials product line; and (c) our electronic and industrial coatings product line which had predominantly sales-volume-driven decreases of $560,000 and $581,000, with product offerings related to the previously acquired Resin Designs business most significantly affected for the periods.

Compared to the prior year second quarter and year-to-date period, revenue from our Construction Materials segment decreased $1,242,000 or 12% and $831,000 or 4%, respectively. The segment’s revenue decreases were chiefly driven by sales decreases for our Rye, U.K.-produced water infrastructure pipeline products, with sales of our domestically-produced oil and gas pipeline products being only slightly down compared to both the prior quarter and year-to-date period. Total quarter and year-to-date decreases for the combined pipeline products were $1,773,000 and $2,258,000, respectively. Our coating and lining systems had mainly sales-volume driven decreases of $696,000 and $54,000 as compared to the prior year periods. The segment’s net decreases in sales were partially offset in the current quarter and year-to-date period, respectively, by: (a) our building envelope product line achieving sales favorable to the prior year by $1,158,000 and $929,000; and (b) our bridge and highway product line’s volume- and price-driven increases totaling $69,000 and $552,000.

Cost of Products and Services Sold

Cost of products and services sold increased $1,222,000 or 2.9% to $43,213,000 for the quarter ended February 28, 2019, compared to $41,991,000 in the prior year quarter.  Cost of products and services sold increased $10,902,000 or 14% to $89,788,000 in the first six months of fiscal 2019, compared to $78,886,000 in the comparative year-to-date period.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reporting segments:

	Three Months Ended February 28,		Six Months Ended February 28,
Cost of products and services sold	2019	2018	2019	2018
Industrial Materials	66%	64%	66%	62%
Construction Materials	60%	63%	58%	58%
Total	65%	64%	65%	62%

Cost of products and services sold in our Industrial Materials segment was $37,558,000 and $77,167,000 in the current quarter and year-to-date periods compared to $35,268,000 and $65,732,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment was $5,655,000 and $12,621,000 for the quarter and year-to-date period ended February 28, 2019, compared to $6,723,000 and $13,154,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold increased for the Industrial Materials segment for both the quarter and year-over-year period. As a percentage of revenue, cost of products and services sold decreased for the Construction Materials segment for the quarter and remained consistent for the year-over-year period. These changes were primarily due to: (a) a less favorable sales mix, most predominantly felt in our Industrial Materials segment, as our lower margin products constituted a comparatively higher portion of total sales; (b) increasing supply and demand imbalances and tariffs causing rising raw material costs not fully offset by price increases, most acutely seen in our Industrial Materials segment; and (c) production inefficiencies and additional costs to maintain service levels, which are not seen as long-term additions to our manufacturing run rates, at our Oxford, MA and Lenoir, NC locations following the consolidation of our former Pawtucket, RI operations. These increased manufacturing expenses following the consolidation, which are beyond the $260,000 recognized in the first quarter as part of exit costs related to idle facility, comprise additional labor, contracting, freight and material costs incurred as production capabilities and workflows at the new locations are being optimized. With the composition of our finished goods, and the markets we serve, the costing of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) both directly and indirectly affects the purchase price of our raw materials and the market demand for our product offerings. The Company diligently monitors raw material and commodities pricing across all its product lines in its efforts to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,111,000 or 9% to $13,086,000 for the quarter ended February 28, 2019 compared to $11,975,000 in the prior year quarter. Selling, general and administrative expenses increased $2,577,000 or 11% to $26,448,000 in the fiscal year-to-date period compared to $23,871,000 in the same period in fiscal 2018.   As a percentage of revenue, selling, general and administrative expenses represented 20% and 19% for the current second quarter and fiscal year-to-date period, respectively, compared to 18% and 19% for the same respective periods in the prior year. The nominal increase for both the current fiscal quarter and year-to-date period compared to the prior year periods, respectively, was primarily attributable to: (a) increased amortization expense of $193,000 and $992,000, predominantly related to intangible assets acquired in our December 2017 acquisition of Zappa Stewart; (b) increased research and development costs of $294,000 and $473,000, after the addition of the established research and development department within Zappa Stewart; and (c) (decreased)/increased selling and commission expense of ($66,000) and $341,000, principally related to sales growth on our highest commissionable products in the current year-to-date period, coupled with the addition of the established sales force of Zappa Stewart.

Loss on Impairment of Goodwill

The ordering patterns of our polyurethane dispersions reporting unit’s customers during the three-month period ended February 28, 2019, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019 indicated an impairment in the carrying value of the reporting unit might have occurred. As such, we performed an impairment test on our long-lived assets related to our polyurethane dispersions reporting unit, part of the Industrial Materials operating segment, in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure —  Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410,000 to loss on impairment of goodwill within the condensed consolidated statement of operations during the quarter ended February 28, 2019.

Exit Costs Related to Idle Facility

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to existing Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period, with certain additional expenditures recognized in the first fiscal quarter of 2019. In the fourth quarter of fiscal 2018, $1,272,000 was expensed related to the closure, including: (a) cash-related employee-related, logistics and uncapitalized facilities improvement costs of $590,000; and (b) non-cash-related accelerated depreciation expense of $682,000. The Company expensed $260,000 in the three-month period ended November 30, 2018 related to the move, with no additional expense recognized in the quarter ended February 28, 2019. Future costs related to this move are not anticipated to be significant to the Company’s Condensed Consolidated Financial Statements.

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

Interest Expense

Interest expense decreased $278,000 or 63% to $162,000 for the quarter ended February 28, 2019 compared to $440,000 in the prior year second quarter. Interest expense decreased $119,000 or 25% to $366,000 for the fiscal year-to-date period compared to $485,000 in the same period in fiscal 2018. The decrease in interest expense in the current quarter is the result of the decreased average outstanding balance of our revolving debt facility, following the $65,000,000 draw on the facility in December 2017 (the second fiscal quarter of the prior year) to substantially fund the Company’s acquisition of Zappa Stewart.

In fiscal 2018, subsequent to the December 2017 borrowing, the Company made $40,000,000 in payments against the principal. In the first and second quarters of fiscal 2019, Chase made additional $10,000,000 and $9,000,000 principal payments, respectively, bringing the balance to $6,000,000 at February 28, 2019.

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

Other Income (Expense)

Other income (expense) was an expense of $828,000 in the quarter ended February 28, 2019 compared to an expense of $421,000 in the same period in the prior year, an increase of $407,000. Other income (expense) was an expense of $1,122,000 for the fiscal year-to-date period compared to an expense of $903,000 in the same period in the prior year, an increase of $219,000.  Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts.  Other income (expense) in the current quarter and year-to-date period was predominantly the non-service cost components of periodic pension expense, including $273,000 and $473,000 of pension related settlement costs due to the timing of lump-sum disbursements.

Income Taxes

The effective tax rates for the second quarter and the six-month periods ended February 28, 2019 were 23.9% and 24.8%, respectively, and 13.8% and 24.2% for the second quarter and the six-month periods ended February 28, 2018, respectively.

The current and prior year effective tax rates were most prominently affected by the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, and in the case of the prior year periods a discrete tax benefit of $977 related to stock-based compensation, recognized in relation to the Company’s early adoption of ASU 2016-09.  For fiscal 2019, the Company will utilize the new 21% Federal tax rate enacted by the Tax Act. During fiscal 2018 (the prior year), Chase utilized a blended rate of 25.7%, based on a combination of four months of operations under the old 35% corporate income tax rate, and eight months at the new 21% rate. Please see Note 18 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income decreased $4,849,000 or 48% to $5,273,000 in the quarter ended February 28, 2019 compared to $10,122,000 in the prior year second quarter.  The decrease in net income in the second fiscal quarter was primarily due to a lower recognized gross margin on sales, a loss on impairment of goodwill recognized in the quarter, a nonrecurring gain on sale of license in the prior year period and a more favorable effective tax rate recognized in the prior year second fiscal quarter on the adoption of the Tax Act and recognition of a discrete tax benefit on stock-based compensation, which did not recur in the current year.

Net income decreased $4,341,000 or 24% to $14,096,000 in the six months ended February 28, 2019 compared to $18,437,000 in the same period in the prior year.  The decrease in net income in the current six-month period was primarily due to a loss on impairment of goodwill, increased amortization expense recognized in the current period and  related to our December 2017 acquisition of Zappa Stewart, a nonrecurring gain on sale of license in the prior year period and increased pension-related settlement costs due to the timing of lump-sum disbursements in the current year-to-date period.

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

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net income	$5,273	$10,122	$14,096	$18,437
Interest expense	162	440	366	485
Income taxes	1,659	1,618	4,644	5,902
Depreciation expense	1,253	1,364	2,491	2,618
Amortization expense	3,112	2,919	6,225	5,233
EBITDA	$11,459	$16,463	$27,822	$32,675
Loss on impairment of goodwill (a)	2,410	—	2,410	—
Pension settlement costs (b)	273	—	473	—
Exit costs related to idle facility (c)	—	—	260	—
Cost of sale of inventory step-up (d)	—	1,530	—	1,530
Acquisition-related costs (e)	—	393	—	393
Gain on sale of license (f)	—	(1,085)	—	(1,085)
Adjusted EBITDA	$14,142	$17,301	$30,965	$33,513

(a)	Represents loss on impairment of goodwill related to the polyurethane dispersions business in the second quarter of fiscal 2019
(b)	Represents pension-related settlement costs due to the timing of lump-sum distributions
(c)	Represents Pawtucket, RI facility closure costs recognized in the first quarter of fiscal 2019
(d)	Represents expenses related to inventory step-up in fair value related to the December 2017 acquisition of Zappa Stewart
(e)	Represents costs related to the December 2017 acquisition of Zappa Stewart
(f)	Represents fiscal 2018 second quarter gain on sale of a license related to the structural composites product line

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net cash provided by operating activities	$5,726	$13,430	$17,303	$19,984
Purchases of property, plant and equipment	(665)	(735)	(1,304)	(1,586)
Free Cash Flow	$5,061	$12,695	$15,999	$18,398

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $9,740,000 to $25,088,000 at February 28, 2019, from $34,828,000 at August 31, 2018.  The decreased cash balance is primarily attributable to $19,000,000 in principal debt pay down and a cash dividend payment of $7,522,000, partially offset by $17,303,000 of cash provided by operations. Of the above-noted amounts, $20,735,000 and $28,521,000 were held outside the United States by Chase Corporation and our foreign subsidiaries as of February 28, 2019 and August 31, 2018, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 (prior year), we did not have a history of repatriating a significant portion of our foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. During the first half of fiscal 2019, and fiscal 2018 (following the passage of the Tax Act), the Company repatriated $10,060,000 and $10,499,000 in U.K. foreign earnings, respectively.  Please see Note 18

— “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $17,303,000 in the first six months of fiscal year 2019 compared to $19,984,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income.  Negatively impacting our cash flow from operations were certain increases in inventory, as the Company continued to make opportunistic purchases of nonperishable materials to: (a) take advantage of current costs, which were believed to be lower than future costs; and (b) to assure certainty of supply.

The ratio of current assets to current liabilities was 5.1 as of February 28, 2019 compared to 4.4 as of August 31, 2018.  The ratio increased over the first six months of fiscal 2019 primarily as a result of increased inventory and a decrease in accounts payable and accrued payroll and other compensation, partially tempered by a decrease in both cash and cash equivalents and accounts receivable.

Cash flow used in investing activities of $975,000 was primarily due to cash spent on capital purchases of machinery and equipment in fiscal 2019, partially offset by the final escrow payment received by the Company for our April 2017 sale of the fiber optic cable components business.

Cash flow used in financing activities of $26,340,000 was largely due to an incremental pay down during the period of the debt we incurred in the second quarter of fiscal 2018 (the prior year) to acquire Zappa Stewart, and payment of our annual dividend in December 2018.

On November 13, 2018, we announced a cash dividend of $0.80 per share (totaling $7,522,000).  The dividend was paid on December 5, 2018 (the second quarter of fiscal 2019) to shareholders of record on November 23, 2018.

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require lender approval for acquisitions by us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of February 28, 2019. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate.  At February 28, 2019, the applicable interest rate was 3.6% per annum and the outstanding principal amount was $6,000,000.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Other than changes which came as a result of adopting ASC 606 “Revenue from Contracts with Customers” which are discussed within Note 2 — “Recent Accounting Standards” and Note 9 — “Revenue from Contracts with Customers” of the Condensed Consolidated Financial Statements contained herein, management believes that there have been no material changes during the six months ended February 28, 2019 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At February 28, 2019, other than our restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British Pound and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of February 28, 2019, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at February 28, 2019
GBP	British Pound	$8,540
EUR	Euro	$4,001
INR	Indian Rupee	$425
CAD	Canadian Dollar	$391
CNY	Chinese Yuan	$351

We will continue to review our current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the recently enacted revisions to the Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation gain for the six months ended February 28, 2019 in the amount of $538,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt was $6,000,000 at February 28, 2019.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

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

We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the material weakness in our internal control over financial reporting described below, identified in the fourth quarter of fiscal 2018 and not remediated as of February 28, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report.

We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the valuation of customer relationship intangible assets acquired in a business combination. Specifically, the review of certain assumptions, including those related to revenue and gross margin, related to the development of the cash flow forecasts used in valuing the customer relationship intangible assets was not designed to operate at an appropriate level of precision. This control deficiency resulted in immaterial audit adjustments to intangible assets and related amortization expense, goodwill, inventory, costs of products and services sold, and income taxes in the Company’s consolidated financial statements for the year ended August 31, 2018. This control deficiency did not result in a misstatement of our interim consolidated financial statements for the three and six months ended February 28, 2019. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Changes in internal control over financial reporting

During the quarter ended November 30, 2018, the Company completed the process of implementing its worldwide ERP computer system, and other applicable shared services, on operations associated with Zappa Stewart acquired in December 2017.

As part of the Company’s succession plan, effective with its annual shareholders meeting held on February 5, 2019, and as approved by the board at that time, Christian J. Talma has been named Chief Financial Officer of Chase Corporation. Kenneth J. Feroldi, the former Treasurer and Chief Financial Officer, will continued in his role as Treasurer, and as an executive employee of the Company.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 for a discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: April 9, 2019	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: April 9, 2019	By:	/s/ Christian J. Talma
Christian J. Talma
Chief Financial Officer