Form 10-Q
period 2019-05-31
CHASE CORP
filed 2019-07-09
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2019

Commission File Number: 1-9852

CHASE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	11-1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

295 University Avenue, Westwood, Massachusetts 02090

(Address of Principal Executive Offices) (Zip Code)

(781) 332-0700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, $.10 par value	Trading Symbol(s) CCF	Name of each exchange on which registered NYSE American

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

The number of shares of Common Stock outstanding as of June 30, 2019 was 9,412,323

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2019

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

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$30,638	$34,828
Accounts receivable, less allowance for doubtful accounts of $724 and $559	41,161	44,610
Inventory	45,730	39,699
Prepaid expenses and other current assets	3,243	2,581
Due from sale of businesses	—	400
Assets held for sale	929	14
Prepaid income taxes	2,002	4,100
Total current assets	123,703	126,232

Property, plant and equipment, less accumulated depreciation of $49,049 and $49,212	30,157	32,845

Other Assets
Goodwill	82,128	84,696
Intangible assets, less accumulated amortization of $63,086 and $54,039	55,852	65,330
Cash surrender value of life insurance	4,530	4,530
Restricted investments	1,160	1,090
Funded pension plan	218	301
Deferred income taxes	1,688	1,347
Other assets	66	98
Total assets	$299,502	$316,469

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,216	$17,810
Accrued payroll and other compensation	5,396	6,639
Accrued expenses	4,161	4,486
Total current liabilities	22,773	28,935

Long-term debt	—	25,000
Deferred compensation	1,174	1,105
Accumulated pension obligation	9,892	10,736
Other liabilities	226	283
Accrued income taxes	2,081	3,654

Commitments and Contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,412,323 shares at May 31, 2019 and 9,396,947 shares at August 31, 2018 issued and outstanding	941	939
Additional paid-in capital	14,916	13,104
Accumulated other comprehensive loss	(12,687)	(12,336)
Retained earnings	260,186	245,049
Total equity	263,356	246,756
Total liabilities and equity	$299,502	$316,469

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018

Revenue
Sales	$70,883	$77,653	$207,689	$202,965
Royalties and commissions	1,229	1,265	3,557	3,745
	72,112	78,918	211,246	206,710
Costs and Expenses
Cost of products and services sold	46,406	48,252	136,194	127,138
Selling, general and administrative expenses	13,251	13,542	39,699	37,413
Loss on impairment of goodwill (Note 7)	—	—	2,410	—
Exit costs related to facilities (Note 15)	193	—	453	—
Acquisition-related costs (Note 14)	—	—	—	393

Operating income	12,262	17,124	32,490	41,766

Interest expense	(91)	(389)	(457)	(874)
Gain on sale of license (Note 17)	—	—	—	1,085
Gain on sale of business (Note 8)	—	1,480	—	1,480
Other income (expense)	17	437	(1,105)	(466)

Income before income taxes	12,188	18,652	30,928	42,991

Income taxes (Note 18)	3,647	5,109	8,291	11,011

Net income	$8,541	$13,543	$22,637	$31,980

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$0.91	$1.44	$2.41	$3.41

Diluted	$0.90	$1.43	$2.39	$3.38

Weighted average shares outstanding
Basic	9,337,436	9,306,498	9,333,098	9,292,647
Diluted	9,378,910	9,373,183	9,377,748	9,362,370

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per  share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net income	$8,541	$13,543	$22,637	$31,980

Other comprehensive income (loss):
Net unrealized (loss) gain on restricted investments, net of tax	(5)	5	(13)	(13)
Change in funded status of pension plans, net of tax	91	92	618	277
Foreign currency translation adjustment	(1,494)	(2,197)	(956)	1,473
Total other comprehensive income (loss)	(1,408)	(2,100)	(351)	1,737

Comprehensive income	$7,133	$11,443	$22,286	$33,717

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MAY 31, 2019 AND 2018

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at February 28, 2018	9,394,588	$939	$13,836	$(9,632)	$220,343	$225,486
Amortization of restricted stock grants			422			422
Amortization of stock option grants			113			113
Exercise of stock options	1,963	1	31			32
Common stock received for payment of stock option exercises	(289)	—	(32)			(32)
Change in funded status of pension plans, net of tax $30				92		92
Foreign currency translation adjustment				(2,197)		(2,197)
Net unrealized gain (loss) on restricted investments, net of tax $2				5		5
Net income					13,543	13,543
Balance at May 31, 2018	9,396,262	$940	$14,370	$(11,732)	$233,886	$237,464

Balance at February 28, 2019	9,412,323	$941	$14,328	$(11,279)	$251,645	$255,635
Amortization of restricted stock grants			462			462
Amortization of stock option grants			126			126
Change in funded status of pension plans, net of tax $34				91		91
Foreign currency translation adjustment				(1,494)		(1,494)
Net unrealized gain (loss) on restricted investments, net of tax ($1)				(5)		(5)
Net income					8,541	8,541
Balance at May 31, 2019	9,412,323	$941	$14,916	$(12,687)	$260,186	$263,356

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED MAY 31, 2019 AND 2018

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2017	9,354,136	$935	$14,060	$(13,469)	$209,403	$210,929
Restricted stock grants, net of forfeitures	15,900	2	(2)			—
Amortization of restricted stock grants			1,228			1,228
Amortization of stock option grants			336			336
Exercise of stock options	46,843	5	917			922
Common stock received for payment of stock option exercises	(7,656)	(1)	(779)			(780)
Common stock retained to pay statutory minimum withholding taxes on common stock	(12,961)	(1)	(1,390)			(1,391)
Cash dividend on common stock, $0.80 per share					(7,497)	(7,497)
Change in funded status of pension plans, net of tax $89				277		277
Foreign currency translation adjustment				1,473		1,473
Net unrealized gain (loss) on restricted investments, net of tax ($5)				(13)		(13)
Net income					31,980	31,980
Balance at May 31, 2018	9,396,262	$940	$14,370	$(11,732)	$233,886	$237,464

Balance at August 31, 2018	9,396,947	$939	$13,104	$(12,336)	$245,049	$246,756
Restricted stock grants, net of forfeitures	9,308	1	(1)			—
Amortization of restricted stock grants			1,257			1,257
Amortization of stock option grants			375			375
Exercise of stock options	7,022	1	301			302
Common stock received for payment of stock option exercises	(954)	—	(120)			(120)
Cash dividend on common stock, $0.80 per share					(7,522)	(7,522)
Change in funded status of pension plans, net of tax $218				618		618
Foreign currency translation adjustment				(956)		(956)
Net unrealized gain (loss) on restricted investments, net of tax ($5)				(13)		(13)
Adoption of ASC 606 (Note 9)					22	22
Net income					22,637	22,637
Balance at May 31, 2019	9,412,323	$941	$14,916	$(12,687)	$260,186	$263,356

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine Months Ended May 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,637	$31,980
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of license	—	(1,085)
Loss on impairment of goodwill	2,410	—
Gain on sale of business	—	(1,480)
Depreciation	3,634	3,870
Amortization	9,339	8,450
Cost of sale of inventory step-up	—	1,530
Provision of allowance for doubtful accounts	166	245
Stock-based compensation	1,632	1,564
Realized gain on restricted investments	(2)	(92)
Pension curtailment and settlement loss	484	—
Deferred taxes	(581)	1,072
Increase (decrease) from changes in assets and liabilities
Accounts receivable	3,164	(4,830)
Inventory	(6,135)	(4,897)
Prepaid expenses and other assets	(504)	286
Accounts payable	(4,574)	(47)
Accrued compensation and other expenses	(1,912)	(1,784)
Accrued income taxes	517	(3,132)
Net cash provided by operating activities	30,275	31,650

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,841)	(2,908)
Cost to acquire intangible assets	(36)	(79)
Payments for acquisitions	—	(73,469)
Proceeds from sale of license	—	1,000
Proceeds from sale of businesses	400	2,075
Changes in restricted investments	(86)	19
Net cash used in investing activities	(1,563)	(73,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	—	65,000
Payments of principal on debt	(25,000)	(30,000)
Dividend paid	(7,522)	(7,497)
Proceeds from exercise of common stock options	182	142
Payments of taxes on stock options and restricted stock	—	(1,391)
Net cash (used in) provided by financing activities	(32,340)	26,254

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(3,628)	(15,458)
Effect of foreign exchange rates on cash	(562)	1,211
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,828	47,354
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,638	$33,107

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$120	$780
Property, plant and equipment additions included in accounts payable	$213	$66

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Chase Corporation filed audited consolidated financial statements which included all information and notes necessary for such a complete presentation, for the three years ended August 31, 2018 in conjunction with its 2018 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended May 31, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2018 which are contained in the Company’s 2018 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2019, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended May 31, 2019 and 2018.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $135 and ($281) for the three- and nine-month periods ended May 31, 2019, respectively, and $546 and ($131) for the three- and nine-month periods ended May 31, 2018, respectively.

Other Business Developments

During the quarter ended May 31, 2019, Chase began moving the pulling and detection operations currently housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. Currently, the pulling and detection operations are the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party (see Note 8 to the condensed consolidated financial statements for additional information on this lease). The process of moving continued subsequent to the third quarter of fiscal 2019 and is anticipated to be completed during the first half of fiscal 2020. The Company recognized $193 in expense related to the move in the three-month period ended May 31, 2019. Future costs related to this move are currently anticipated to be approximately $1,000, and the Company plans to disclose these amounts separately on the condensed consolidated statement of operations in future periods.

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period. The Company expensed $1,272 in the fourth quarter of fiscal 2018 related to the closure, including: (a) cash-related employee-related, logistics and uncapitalized facility improvement costs of $590; and (b) non-cash-related accelerated depreciation expense of $682. The Company recognized $260 in expenses related to this move in the three-month period ended November 30, 2018, with no additional expense recognized in the quarters ended February 28, 2019 and May 31, 2019. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements. During the quarter ended May 31, 2019, the Company reclassified all remaining fixed assets of the Pawtucket plant not transferred to the other locations to assets held for sale.

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

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The ASU will be effective for the Company beginning September 1, 2019 (fiscal 2020). In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements.”  The updated guidance provides an optional transition method, which allows for the application of the standard as of the adoption date with no restatement of prior period amounts.  We plan to adopt the standard on September 1, 2019 under the optional transition method described above.  We are completing the accumulation of existing lease data as well as assessing the impact that the new standard will have on our financial statements, which will consist primarily of a balance sheet gross-up of our operating leases to show equal and offsetting lease assets and lease liabilities.  Due to the materiality of the underlying leases subject to the new guidance, we anticipate the adoption will have a material impact on the Company’s consolidated financial statements, however we are unable to quantify that effect until our analysis is complete.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under previously existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the effect that ASU No. 2018-02 will have on its financial statements and related disclosures and which methodology the Company will use in its adoption.  See Note 18 to the condensed consolidated financial statements for additional information on the effects of the Tax Act on our financial position and result of operations, including provisional transitional adjustments that were recorded during fiscal 2018 related to the Tax Act, and complete and final adjustments during the quarter ended February 28, 2019 (the second quarter of fiscal 2019).

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

The Company adopted the amended guidance and all related amendments using the modified retrospective approach on September 1, 2018.  The Company recognized the cumulative effect of initially applying the new revenue standard to all open contracts requiring recognition over time that were not completed on the date of adoption as an adjustment to the opening balance of retained earnings.

At the adoption date, the cumulative impact of revenue that would have been recognized over time was $80. The related adoption impact to retained earnings was $22, net of tax. The impact to net sales and net income as a result of applying ASC 606 was an increase of $94 and $21, respectively, for the quarter ended May 31, 2019 and $189 and $52, respectively, for the nine months ended May 31, 2019. See Note 9 — “Revenue from Contracts with Customers” for further discussion of the effects of adoption.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The new guidance dictates that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The Company adopted the ASU on September 1, 2018. The adoption had no material effect on the financial statements and related disclosures in the first nine months of fiscal 2019. The effect ASU No. 2017-01 will have on the financial statements and related disclosures of the Company in future periods will be dependent on the nature of potential future acquisitions and divestitures.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The Company adopted ASU No. 2017-07 on September 1, 2018, which resulted in the reclassification of $163 and $489, previously reported in selling, general and administrative expense, to other income (expense) for the three- and nine-month periods ended May 31, 2018 (prior year), respectively.

Further reclassifications will be required on the condensed consolidated statement of operations for the fourth quarter of fiscal 2018. The adoption of ASU 2017-07 did not have any effect on the historically stated condensed consolidated balance sheets or condensed consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting (Topic 718)."  This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted the ASU 2017-09 on September 1, 2018. The adoption had no material effect on the financial statements and related disclosures in the first nine months of fiscal 2019. The effect ASU No. 2017-09 will have on the financial statements and related disclosures of the Company in future periods will be dependent on the nature of potential future changes the Company may make to the terms or conditions of any share-based payment awards.

Note 3 — Inventory

Inventory consisted of the following as of May 31, 2019  and August 31, 2018:

	May 31, 2019	August 31, 2018
Raw materials	$22,037	$21,998
Work in process	8,575	7,653
Finished goods	15,118	10,048
Total Inventory	$45,730	$39,699

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two-class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018

Basic Earnings per Share

Net income	$8,541	$13,543	$22,637	$31,980
Less: Allocated to participating securities	68	128	177	304
Net income available to common shareholders	$8,473	$13,415	$22,460	$31,676

Basic weighted average shares outstanding	9,337,436	9,306,498	9,333,098	9,292,647
Net income per share - Basic	$0.91	$1.44	$2.41	$3.41

Diluted Earnings per Share

Net income	$8,541	$13,543	$22,637	$31,980
Less: Allocated to participating securities	68	128	177	304
Net income available to common shareholders	$8,473	$13,415	$22,460	$31,676

Basic weighted average shares outstanding	9,337,436	9,306,498	9,333,098	9,292,647
Additional dilutive common stock equivalents	41,474	66,685	44,650	69,723
Diluted weighted average shares outstanding	9,378,910	9,373,183	9,377,748	9,362,370
Net income per share - Diluted	$0.90	$1.43	$2.39	$3.38

For the three- and nine-month periods ended May 31, 2019, stock options to purchase 15,625 and 14,566 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For each of the three- and nine-month periods ended May 31, 2018, stock options to purchase 6,416  shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.  Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2019		2018		2019		2018
Revenue
Industrial Materials	$59,713		$65,389		$177,138		$170,641
Construction Materials	12,399		13,529		34,108		36,069
Total	$72,112		$78,918		$211,246		$206,710

Income before income taxes
Industrial Materials	$14,438	(a)	$20,907	(c)	$41,510	(d)	$52,433	(f)
Construction Materials	4,817		5,341		11,667		11,959
Total for reportable segments	19,255		26,248		53,177		64,392
Corporate and common costs	(7,067)	(b)	(7,596)		(22,249)	(e)	(21,401)	(g)
Total	$12,188		$18,652		$30,928		$42,991

Includes the following costs by segment:
Industrial Materials
Interest	$72		$311		$365		$699
Depreciation	766		816		2,425		2,521
Amortization	2,791		2,887		8,370		7,465

Construction Materials
Interest	$19		$78		$92		$175
Depreciation	161		177		500		554
Amortization	323		330		969		985

(a)

Includes $193 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the third quarter of fiscal 2019

(b)	Includes $11 of pension-related settlement costs due to the timing of lump-sum distributions
(c)	Includes $1,480 gain on sale of business related to the April 2018 sale of the structural composites rod business
(d)

Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019,  $193 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the third quarter of fiscal 2019 and $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business

(e)	Includes $484 of pension-related settlement costs due to the timing of lump-sum distributions
(f)

Includes $1,530 of expenses related to inventory step-up in fair value attributable to the December 2017 acquisition of Zappa Stewart, $1,085 gain on sale of license related to the structural composites product line recorded in the second quarter of fiscal 2018 and $1,480 gain on sale of business related to the April 2018 sale of the structural composites rod business

(g)	Includes $393 in acquisition-related expenses attributable to the December 2017 acquisition of Zappa Stewart

Total assets for the Company’s reportable segments as of May 31, 2019 and August 31, 2018 were:

	May 31,	August 31,
	2019	2018
Total Assets
Industrial Materials	$221,442	$229,559
Construction Materials	32,853	36,757
Total for reportable segments	254,295	266,316
Corporate and common assets	45,207	50,153
Total	$299,502	$316,469

The Company’s products are sold worldwide.  Revenue for the three- and nine-month periods ended May 31, 2019 and 2018 were attributed to operations located in the following countries:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Revenue
United States	$64,046	$67,732	$186,339	$176,187
United Kingdom	4,502	6,353	12,946	16,142
All other foreign (1)	3,564	4,833	11,961	14,381
Total	$72,112	$78,918	$211,246	$206,710

(1)	Comprises sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of May 31, 2019 and August 31, 2018, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	May 31,	August 31,
	2019	2018
Long-Lived Assets
United States
Property, plant and equipment, net	$25,641	$28,770
Goodwill and Intangible assets, less accumulated amortization	132,049	143,539

United Kingdom
Property, plant and equipment, net	2,702	2,911
Goodwill and Intangible assets, less accumulated amortization	4,734	5,239

All other foreign
Property, plant and equipment, net	1,814	1,164
Goodwill and Intangible assets, less accumulated amortization	1,197	1,248

Total
Property, plant and equipment, net	$30,157	$32,845
Goodwill and Intangible assets, less accumulated amortization	$137,980	$150,026

See Note 20 to the condensed consolidated financial statements for information on a change to the Company’s reportable operating segments subsequent to the third fiscal quarter of 2019.

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Industrial Materials	Construction Materials	Consolidated
Balance at August 31, 2018	$74,002	$10,694	$84,696
Loss on impairment of polyurethane dispersions business	(2,410)	—	(2,410)
Foreign currency translation adjustment	(152)	(6)	(158)
Balance at May 31, 2019	$71,440	$10,688	$82,128

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

See Note 20 to the condensed consolidated financial statements for information on a change to the Company’s reportable operating segments subsequent to the third fiscal quarter of 2019.

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

During the three-month period ended February 28, 2019, the ordering patterns of our polyurethane dispersions reporting unit’s customers, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019, indicated an impairment in the carrying value of the reporting unit might have occurred. As such, we performed an impairment test on our long-lived assets related to our polyurethane dispersions reporting unit, part of the Industrial Materials operating segment, in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure —  Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410 to loss on impairment of goodwill within the condensed consolidated statement of operations during the quarter ended February 28, 2019. Our polyurethane dispersions reporting unit’s fair value was determined based on the income approach (discounted cash flow method).

Intangible assets subject to amortization consisted of the following as of May 31, 2019 and August 31, 2018:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
May 31, 2019
Patents and agreements	14.6	years	$1,760	$1,690	$70
Formulas and technology	7.8	years	10,198	7,667	2,531
Trade names	5.8	years	8,531	7,178	1,353
Customer lists and relationships	9.1	years	98,449	46,551	51,898
			$118,938	$63,086	$55,852

August 31, 2018
Patents and agreements	14.4	years	$1,863	$1,681	$182
Formulas and technology	7.8	years	10,225	6,690	3,535
Trade names	5.8	years	8,554	6,866	1,688
Customer lists and relationships	9.1	years	98,727	38,802	59,925
			$119,369	$54,039	$65,330

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2019 and 2018 was $9,339 and $8,450 respectively.  Estimated amortization expense for the remainder of fiscal year 2019 and for the next five years is as follows:

Years ending August 31,
2019 (remaining 3 months)	$3,098
2020	11,571
2021	11,041
2022	10,028
2023	6,768
2024	5,659

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

Related to this transaction, the purchaser entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on future sales of certain structural composite material manufactured by the purchaser. Royalty revenue recognized in the nine-month period ended May 31, 2019 related to this agreement was not material.

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

Post-Sale Services Provided to the Buyer of the Structural Composites Rod Business and the Fiber Optic Cable Components Product Line

The structural composites rod business and the fiber optic cable components product line (sold in fiscal 2017), which both operated out of the Company’s Granite Falls, NC facility, were both sold to the same otherwise unrelated purchaser. Subsequent to the sales, Chase will provide certain transitional manufacturing and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services. In the three-and nine-month periods ended May 31, 2019, Chase charged the purchaser $381 and $1,764, respectively, for manufacturing services, which the Company recognized as revenue within the Industrial Materials segment, and $57 and $171, respectively, for selling and administrative services, which the Company recognized as an offset to selling, general and administrative expenses. In the three- and nine-month periods ended May 31, 2018, Chase charged the purchaser $497 and $1,184, respectively, for manufacturing services, and $71 and $191, respectively, for selling and administrative services. Further, the purchaser entered a multiyear lease for a portion of the manufacturing space at the Company’s Granite Falls, NC facility. Chase received $32, $97, $33 and $98 in rental income related to this lease during the three- and nine-month periods ended May 31, 2019 and 2018, respectively, which the Company recognized within other income (expense) on the condensed consolidated statements of operations.

Note 9 — Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” This revenue is generated from the manufacture of specialty chemical products including coatings, linings, adhesives, sealants, specialty tapes, polymers and laminates. Certain of these manufactured products can comprise fully or partially of customer-owned materials. The Company also recognizes, to a lesser extent, revenue through royalties and commissions from licensed manufacturers and from providing custom manufacturing-related services. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers, which can be either at a point in time or over time based on contractual terms with customers. As described in more detail below, revenue is generally recognized at a point in time when control passes, upon either shipment to or receipt by the customer of the Company’s products, while revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process.

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

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products to be provided. The Company generally uses the cost-to-cost measure of progress for contracts because it best depicts the transfer of control to the customer which occurs as costs are incurred on contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred.

Performance Obligation

Manufactured goods and, to a lesser extent, right of use of our intellectual property and custom manufacturing-related services are our performance obligations. Revenue related to our performance obligations is predominantly recognized at a point in time consistent with our shipping terms (upon shipment to or receipt by our customer). For certain products we manufacture, which consist partially or fully of customer-owned material and which meet the criteria  of having no alternative use whereby the Company has the right to payment without regard to title, we recognize revenue over time.

The selection of a method to measure progress toward completion of a contract requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost method to measure the progress of our contracts with no-alternative-use products (given they comprise partially or fully of customer-owned material) whereby the Company has the right to payment as we believe it is the best depiction of the transferring of value to the customer. Under the cost-to-cost method, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, materials and subcontractors costs, as well as an allocation of indirect costs. Revenue, including estimated fees or profits, is recorded as costs are incurred. Specialty manufacturing runs for customers of products which are composed partially or fully of customer-owned material predominantly occur over relatively short periods of time (less than one month) and consist of a one-step process (such as coating or laminating), promptly followed by shipment to the end customer. On-going custom manufacturing-related services performed for customers are recognized in the period the services are rendered, and as such do not carry over from period to period. Royalty revenue, derived from right of use of our intellectual property, is recognized when the subsequent sale of the licensed intellectual property occurs.

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The following table presents contract assets by reportable operating segment as of May 31, 2019:

	May 31,	September 1,
	2019	2018
Contract Assets
Industrial Materials	$143	$16
Construction Materials	126	64
Total	$269	$80

The Company did not have any contract liabilities as of September 1, 2018 and May 31, 2019.

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

The cumulative effect of the changes made to the Company’s condensed consolidated May 31, 2019 balance sheet for the adoption of ASC 606 was as follows:

	May 31, 2019
	Balances Without	ASC 606	As
	Adoption of ASC 606	Adjustments	Reported

Assets:
Contract assets	$—	$269	$269
Inventory	$45,899	$(169)	$45,730
Prepaid income taxes	$2,028	$(26)	$2,002

Stockholders' equity:
Retained earnings	$260,112	$74	$260,186

The cumulative effect of the changes made to the Company’s condensed consolidated statement of operations for the adoption of ASC 606 for the three and nine months ended May 31, 2019  were as follows:

	Three Months Ended May 31, 2019			Nine Months Ended May 31, 2019
	Results Without	Effect of Change	As	Results Without	Effect of Change	As
	Adoption of ASC 606	Higher (Lower)	Reported	Adoption of ASC 606	Higher (Lower)	Reported

Revenue
Sales	$70,789	$94	$70,883	$207,500	$189	$207,689
Royalties and commissions	1,229	—	1,229	3,557	—	3,557
	72,018	94	72,112	211,057	189	211,246
Costs and Expenses
Cost of products and services sold	46,341	65	46,406	136,075	119	136,194
Selling, general and administrative expenses	13,251	—	13,251	39,699	—	39,699
Loss on impairment of goodwill	—	—	—	2,410	—	2,410
Exit costs related to facilities	193	—	193	453	—	453

Operating income	12,233	29	12,262	32,420	70	32,490

Interest expense	(91)	—	(91)	(457)	—	(457)
Other income (expense)	17	—	17	(1,105)	—	(1,105)

Income before income taxes	12,159	29	12,188	30,858	70	30,928

Income taxes	3,639	8	3,647	8,273	18	8,291

Net income	$8,520	$21	$8,541	$22,585	$52	$22,637

Net income available to common shareholders, per common and common equivalent share

Basic	$0.91	$—	$0.91	$2.40	$0.01	$2.41

Diluted	$0.90	$—	$0.90	$2.39	$—	$2.39

Weighted average shares outstanding
Basic	9,337,436	—	9,337,436	9,333,098	—	9,333,098
Diluted	9,378,910	—	9,378,910	9,377,748	—	9,377,748

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and nine months ended May 31, 2019 was as follows:

	Three Months Ended May 31, 2019			Nine Months Ended May 31, 2019
	Industrial	Construction	Consolidated	Industrial	Construction	Consolidated
	Materials	Materials	Revenue	Materials	Materials	Revenue
Revenue
North America	$49,129	$9,764	$58,893	$143,221	$26,968	$170,189
Asia	6,200	1,851	8,051	20,025	5,123	25,148
Europe	4,083	644	4,727	12,179	1,794	13,973
All other foreign	301	140	441	1,713	223	1,936
Total Revenue	$59,713	$12,399	$72,112	$177,138	$34,108	$211,246

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2019 and 2018 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$67	$71	$213	$213
Interest cost	172	157	528	471
Expected return on plan assets	(104)	(116)	(325)	(348)
Amortization of prior service cost	1	1	3	3
Amortization of accumulated loss	112	121	349	363
Settlement and curtailment loss	11	—	484	—
Net periodic benefit cost	$259	$234	$1,252	$702

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  The Company has made contributions of $393 and $1,177 in the three and nine months ended May 31, 2019 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2019 to ensure the qualified plans continue to be adequately funded given the current market conditions. The Company made contributions of $872 and $1,682 in the three and nine months ended May 31, 2018.

In fiscal 2019, the Company adopted ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This resulted in the reclassification of $489 previously reported in selling, general and administrative expense to other income (expense) for the nine-month period ended May 31, 2018 (prior year).

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of May 31, 2019 and August 31, 2018 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2019 and August 31, 2018:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	May 31, 2019	$1,160	$998	162	—

Restricted investments	August 31, 2018	$1,090	$961	129	—

The following table presents the fair value of the Company’s long-term debt (including any current portion of long-term debt) as of May 31, 2019 and August 31, 2018, which is recorded at its carrying value:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	May 31, 2019	$—	$—	—	—

Long-term debt	August 31, 2018	$25,000	$—	25,000	—

The long-term debt had no outstanding balance as of May 31, 2019. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2017	$121	$(6,181)	$(7,409)	$(13,469)

Other comprehensive gains (losses) before reclassifications (1)	55	—	1,473	1,528
Reclassifications to net income of previously deferred (gains) losses (2)	(68)	277	—	209
Other comprehensive income (loss)	(13)	277	1,473	1,737

Balance at May 31, 2018	$108	$(5,904)	$(5,936)	$(11,732)

Balance at August 31, 2018	$126	$(5,796)	$(6,666)	$(12,336)
Other comprehensive gains (losses) before reclassifications (3)	(12)	—	(956)	(968)
Reclassifications to net income of previously deferred (gains) losses (4)	(1)	618	—	617
Other comprehensive income (loss)	(13)	618	(956)	(351)

Balance at May 31, 2019	$113	$(5,178)	$(7,622)	$(12,687)

(1)	Net of tax benefit of $19, $0 and $0, respectively.
(2)	Net of tax expense of $24, tax benefit of $89 and $0, respectively.
(3)	Net of tax expense of $4, $0 and $0, respectively.
(4)	Net of tax expense of $1, tax benefit of $218 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended May 31,		Nine Months Ended May 31,		Location of Gain (Loss) Reclassified from Accumulated
	2019	2018	2019	2018	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(6)	$(1)	$(2)	$(92)	Selling, general and administrative expenses
Tax expense (benefit)	2	—	1	24
Gain net of tax	$(4)	$(1)	$(1)	$(68)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$114	$122	$352	$366	Other income (expense)
Settlement and curtailment loss	11	—	484	—	Other income (expense)
Tax expense (benefit)	(34)	(30)	(218)	(89)
Loss net of tax	$91	$92	$618	$277

Total net loss reclassified for the period	$87	$91	$617	$209

Note 14 — Acquisitions

Acquisition of Zappa Stewart

On December 31, 2017, the Company acquired Zappa Stewart, an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The business was acquired for a purchase price of $73,469, after final working capital adjustments and excluding acquisition-related costs.  Chase acquired all equity of the business and entered multiyear leases at both locations. The purchase was funded by a combination of a $65,000 draw on Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology is complementary to Chase’s current specialty chemicals offerings. This acquisition is in line with Chase’s core strategies and extends its reach into growing medical, environmental and consumer applications.

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

The Company finalized purchase accounting in the three-month period ended November 30, 2018, with no adjustments made to the preliminary amounts recorded at August 31, 2018. The purchase price has been allocated to the acquired tangible and identifiable intangible assets assumed, based on their fair values as of the date of the acquisition:

Assets and Liabilities	Amount
Accounts receivable	$3,670
Inventory	6,796
Prepaid expenses and other current assets	12
Property, plant & equipment	1,872
Goodwill	34,138
Intangible assets	30,240
Deferred tax liability	(2,626)
Accounts payable and accrued liabilities	(633)
Total purchase price	$73,469

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

Note 15 — Exit Costs Related to Facilities

Granite Falls, NC

During the quarter ended May 31, 2019, Chase began moving the pulling and detection operations currently housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. Currently, the pulling and detection operations are the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party (see Note 8 to the condensed consolidated financial statements for additional information on this lease). The process of moving has continued subsequent to the third quarter of fiscal 2019 and is anticipated to be completed during the first half of fiscal 2020. The Company recognized $193 in expense related to the move in the three-month period ended May 31, 2019. Future costs related to this move are currently anticipated to be approximately $1,000, and the Company plans to disclose these amounts separately on the condensed consolidated statement of operations in future periods.

Pawtucket, RI

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period.  In the fourth quarter of fiscal 2018,  the Company expensed $1,272 related to the closure, including: (a) cash-related employee-related, logistics and uncapitalized facilities improvement costs of $590; and (b) non-cash-related accelerated depreciation expense of $682. The Company also recognized $260 in expense related to the move in the three-month period ended November 30, 2018, with no additional expense recognized in the quarters ended February 28, 2019 and May 31, 2019. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Note 16 — Long-Term Debt

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of May 31, 2019. The Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of $233,376  at May  31, 2019.  The Credit Agreement was entered both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At May 31, 2019, there was no outstanding principal balance, and therefore,  no applicable interest rate.  The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

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

In December 2017 (the prior fiscal year), the Company utilized $65,000 of the Credit Agreement to finance the majority of the acquisition cost of Zappa Stewart. See Note 14 to the condensed consolidated financial statements for additional information on this acquisition. The Company paid down $40,000 of the outstanding balance in fiscal 2018, and made additional principal payments of $10,000, $9,000 and $6,000 in the first,  second and third quarters of fiscal 2019, respectively, resulting in an outstanding balance of $0 at May 31, 2019.

Note 17 — Sale of License

In November 2017, the Company entered a license agreement with an unrelated party to sell a license, including intellectual property and certain construction in process assets, with a net book value of $26 and all related to the manufacturing of certain structural composite materials. In the second fiscal quarter of 2018, the transaction was finalized for gross consideration of $1,111 comprising cash proceeds of $1,000 and $111 in foreign tax consideration paid by the buyer on Chase’s behalf. This transaction resulted in a gain of $1,085, which was recorded in the Company’s condensed consolidated statement of operations as a gain on sale of license during the fiscal quarter ended February 28, 2018.

In relation to this license agreement, the purchaser also entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase under certain conditions based on the volume of future sales of certain structural composite materials manufactured by the purchaser. Revenue recognized related to this royalty agreement in fiscal 2019 and 2018 was not material.

Note 18 — Income Taxes

For the three months ended May 31, 2019 and 2018, the Company recorded income taxes of $3,647  and $5,109 on income before income taxes of $12,188 and $18,652, respectively. For the nine months ended May 31, 2019 and 2018, the Company recorded income taxes of $8,291 and $11,011 on income before income taxes of $30,928 and $42,991, respectively. The effective tax rate for the three months ended May 31, 2019 and 2018 was 29.9% and 27.4%, respectively. The effective tax rate for the nine months ended May 31, 2019 and 2018 was 26.8% and 25.6%, respectively.

On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act impacted the U.S. statutory Federal tax rate that the Company will be subject to going forward, reducing it from 35% to 21%. As the Company has an August 31 fiscal year-end, the lower corporate income tax rate was phased in during fiscal 2018 (the year of initial adoption), resulting in the Company applying the U.S. statutory Federal rate of 21%  for our fiscal year ending August 31, 2019 and a blended rate of 25.7% for our fiscal year ended August 31, 2018.

To transition to the reduced U.S. corporate tax rate, we were required to make an adjustment to our net U.S. deferred tax assets. During fiscal 2018, predominantly in the three months ended February 28, 2018 (the second fiscal quarter of 2018), the Company recorded initial provisional adjustments to the U.S. deferred tax assets and liabilities and uncertain tax positions resulting in a net discrete tax expense of $681 recorded to the condensed consolidated statement of operations. This net discrete tax expense recorded in fiscal 2018 is the result of the following: (a) a $379 tax benefit resulting from the remeasurement and reclassification of our existing deferred tax liability related to unrepatriated foreign earnings to accrued income tax balance (discussed in more detail below); (b) a $917 tax expense for the remeasurement of the remaining net U.S. deferred tax assets in recognition of the new lower Federal rate; and (c) a $143 tax expense recorded as the result of remeasuring the Federal benefit on our uncertain tax positions. During fiscal 2019, no additional transitional adjustments were made related to the adoption of the Tax Act in the quarters ended November 30, 2018 and May 31, 2019, and only immaterial adjustments were made in the quarter ended February 28, 2019.

The Tax Act includes a transition tax or “toll charge,” which is a one-time tax charge on unrepatriated foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986.  During fiscal 2018, the Company recorded a provisional transition tax adjustment associated with its accumulated unrepatriated foreign earnings reducing long-term deferred tax liabilities by $2,298 and increasing short and long-term accrued income taxes by $153 and $1,766, respectively (the short-term payable representing eight percent of the total amount due, the amount payable within the first year as per the Tax Act). The difference between the decrease in the deferred tax liabilities for unrepatriated foreign earnings and the increase in accrued income taxes, $379, was recorded as a discrete tax benefit in fiscal 2018.

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

During the quarter ended November 30, 2018 (the first quarter of fiscal 2019), the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the quarter or nine-month period ended May 31, 2019.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act,  which also became applicable to the Company in fiscal 2019, had no effect on our effective tax rate for the current quarter or year-to-date period. Additionally, the Company is deferring the application of Foreign-Derived Intangible Income (“FDII”)

for the current period, in anticipation of further guidance and the establishment of industry standards by the U.S. Treasury Department and trade associations.

Note 19 — Assets Held for Sale

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

Assets held for sale as of May 31, 2019 and August 31, 2018 were:

	May 31, 2019	August 31, 2018
Pawtucket, RI - Property, plant and equipment	$915	$—
Randolph, MA - Property	14	14
Total	$929	$14

See Note 15 to the condensed consolidated financial statements for additional information on the Pawtucket, RI location assets held for sale as of May 31, 2019.

Note 20 — Subsequent Events

Subsequent to the quarter ended May 31, 2019, the Company reorganized into three reportable operating segments, with an Adhesives Sealants and Additives segment and an Industrial Tapes segment (each comprising portions of the former Industrial Materials segment) and a Corrosion Protection and Waterproofing segment (formerly known as the Construction Materials segment).  These segments are distinguished by the nature of their products and how they are delivered to their respective markets. This change follows several recent acquisitions, all originally included in the Industrial Materials segment, changes in senior management and the establishment of our Chief Executive Officer as our chief operating decision maker, a role which he had previously jointly held with the Executive Chairman.

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Operating results of each segment are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. The Company plans to disclose required information under its new three reportable operating segment structure beginning with our Annual Report on Form 10-K for the fiscal year ending August 31, 2019.

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

Overview

The comparative benefit of the prior year acquisition of Zappa Stewart resulted in year-over-year increased sales for the nine months ended May 31, 2019. However, Asian market headwinds, a tight credit market in the Middle East and the prior year divestiture of our structural composites rod business combined to result in a comparatively contracted top-line for the current quarter. With price increases partially offsetting elevated raw material costs and the start of the construction season across much of North America (that positively impacts  our historically smaller, but higher margin Construction Materials segment), our gross margin as a percentage of revenue increased in the third quarter over that of the first six months of the current year.

During the third fiscal quarter, the Company made additional progress on its facility consolidation and rationalization initiative, beginning the process of relocating our pulling and detection product line production operations from our Granite Falls, NC facility to our Hickory, NC facility. Operational efficiency gains were made at our Oxford, MA and Lenoir, NC facilities, which absorbed the specialized cable material operations of our former Pawtucket, RI facility at the start of the current fiscal year. The combined cable material operations, including the idle facility costs created by the Pawtucket, RI plant (now accounted for as an asset held for sale), showed overhead spend reasonably comparable to the prior year period, while accounting for  a fairly comparable revenue volume — we anticipate continued progress in the fourth quarter and beyond and that we will begin recognizing the long-term cost savings initially sought by combining the operations.

We paid off the remaining $6,000,000 principal balance of our $150,000,000 revolving credit facility in the quarter ended May 31, 2019, utilizing the strong free cash flow generated by our operations. The Company had borrowed $65,000,000 from the facility in December 2017 to substantially fund the acquisition of Zappa Stewart, and had paid down $59,000,000 of the balance prior to the start of the third fiscal quarter of 2019.

Sales from our Industrial Materials segment’s products surpassed the prior year-to-date period, but fell short of the prior year third quarter. Our structural composites business,  which was divested in the prior year third quarter,  and our electronic and industrial coatings and electronic materials product lines were down for both comparative periods. The specialty chemical intermediates (inclusive of Zappa Stewart), cable materials and specialty products product lines compared unfavorably to sales results obtained in the prior year third quarter, but all remained favorable on a year-to-date basis.  Our pulling and detection product line, driven by both volume- and price-related sales growth, partially offset the net declines for both comparative periods.

Our Construction Materials segment’s sales decreased compared to the prior year for both the quarter and year-to-date period ended May 31, 2019. While sales of our domestically produced oil and gas pipeline products compared favorably to the prior year both quarter-over-quarter and year-over-year, revenue decreases from our U.K.-produced water and wastewater pipeline products more than offset the top-line results for the product line and the segment as a whole. While bridge and highway products could not repeat sales levels obtained in the third quarter of the prior year, they still remained favorable on a year-to-date basis. Our coating and lining systems and building envelope product lines finished both the quarter and the year-to-date period surpassing prior year sales results.

During the fourth quarter of fiscal 2019 and beyond, mergers, acquisitions and divestitures, marketing and product development efforts, and operational consolidation will remain the foundation of our strategy for smart and sustainable growth. This strategy includes our ongoing efforts to improve efficiencies at: (a) our Oxford, MA and Lenoir, NC locations, which recently absorbed the legacy operations of our Pawtucket, RI facility; and (b) our recently acquired

Zappa Stewart facility in Hickory, NC, which began absorbing our pulling and detection product line production activities in the third quarter.

Our balance sheet remains strong at May 31, 2019, with cash on hand of $30,638,000, a current ratio of 5.4, and no  outstanding principal balance owed on our $150,000,000 revolving credit facility.

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

See Note 20 to the Condensed Consolidated Financial Statements for information on a change to the Company’s reportable operating segments subsequent to the third fiscal quarter of 2019.

Results of Operations

Revenue and Operating Profit by Segment are as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Nine Months Ended		Total	Nine Months Ended		Total
	May 31, 2019		Revenue	May 31, 2018		Revenue	May 31, 2019		Revenue	May 31, 2018		Revenue

Revenue
Industrial Materials	$59,713		83%	$65,389		83%	$177,138		84%	$170,641		83%
Construction Materials	12,399		17%	13,529		17%	34,108		16%	36,069		17%
Total	$72,112			$78,918			$211,246			$206,710

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Nine Months Ended		Segment	Nine Months Ended		Segment
	May 31, 2019		Revenue	May 31, 2018		Revenue	May 31, 2019		Revenue	May 31, 2018		Revenue
Income before income taxes
Industrial Materials	$14,438	(a)	24%	$20,907	(c)	32%	$41,510	(d)	23%	$52,433	(f)	31%
Construction Materials	4,817		39%	5,341		39%	11,667		34%	11,959		33%
Total for reportable segments	19,255		27%	26,248		33%	53,177		25%	64,392		31%
Corporate and Common Costs	(7,067)	(b)		(7,596)			(22,249)	(e)		(21,401)	(g)
Total	$12,188		17%	$18,652		24%	$30,928		15%	$42,991		21%

(a)

Includes $193 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the third quarter of fiscal 2019

(b)	Includes $11 of pension-related settlement costs due to the timing of lump-sum distributions
(c)	Includes $1,480 gain on sale of business related to the April 2018 sale of the structural composites rod business
(d)

Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019, $193 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the third quarter of fiscal 2019 and $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business

(e)	Includes $484 of pension-related settlement costs due to the timing of lump-sum distributions
(f)

Includes $1,530 of expenses related to inventory step-up in fair value attributable to the December 2017 acquisition of Zappa Stewart, $1,085 gain on sale of license related to the structural composites product line recorded in the second quarter of fiscal 2018 and $1,480 gain on sale of business related to the April 2018 sale of the structural composites rod business

(g)	Includes $393 in acquisition-related expenses attributable to the December 2017 acquisition of Zappa Stewart

Total Revenue

Total revenue decreased $6,806,000 or 9% to $72,112,000 for the quarter ended May 31, 2019, compared to $78,918,000 in the same quarter of the prior year. Total revenue increased $4,536,000 or 2% to $211,246,000 in the fiscal year-to-date period compared to $206,710,000 in the same period in fiscal 2018.

Revenue in our Industrial Materials segment decreased $5,676,000 or 9%  but increased $6,497,000 or 4% in the current quarter and year-to-date period, respectively. The changes in this segment as compared to the prior year periods were primarily due to the following for the current quarter and year-to-date period, respectively: (a) sales volume decreases of $2,167,000 and $4,086,000 for our structural composites product line, which, following the divestiture of the structural composites rod business in April 2018, did not record any revenue in the current year; (b) our electronic and industrial coatings product line which had predominantly sales volume-driven decreases of $1,538,000 and $2,119,000, including unfavorable results in both current periods for our Resin Designs product offerings; and (c) sales volume decreases of $1,014,000 and $1,683,000 for our electronic materials product line. Both our electronic and industrial coatings and electronic materials product lines have exposure to Asian regional markets, and it was this exposure which most negatively affected the businesses in the current period. Our specialty chemical intermediates,  cable materials and specialty products product lines had comparatively unfavorable sales in the third quarter of $822,000, $637,000 and $75,000, respectively, but remained favorable on a year-to-date basis by $7,034,000, $3,464,000 and $1,331,000 respectively.  Results of our Zappa Stewart business, which is contained within our specialty chemical intermediates product line, were comparatively favorable in both periods, but with negative results of the polymeric microspheres and polyurethane dispersion businesses causing the net decrease in the current period.   The segment’s net decreases in sales were partially offset in the current quarter and year-to-date period by net sales volume and price increases of $577,000 and $2,556,000 for our pulling and detection product line, with favorable sales into the utility and telecommunication industries.

Compared to the prior year third quarter and year-to-date period, revenue from our Construction Materials segment decreased $1,130,000 or 8% and $1,961,000 or 5%, respectively. The segment’s sales  decreases were predominantly driven by unfavorable results for our Rye, U.K.-produced water and wastewater infrastructure pipeline products, with sales of our domestically produced oil and gas pipeline products being up compared to both the prior year quarter and year-to-date period. Total quarter and year-to-date decreases for the combined pipeline product line were $1,485,000 and $3,743,000, respectively. Our bridge and highway product line’s sales decreased $407,000 for the quarter ended May 31, 2019, but remained $145,000 favorable to the prior year on a year-to-date basis. The segment’s net decreases in sales were partially offset in the current quarter and year-to-date period, respectively, by: (a) our coating and lining systems product line volume- and price-driven increases totaling $576,000 and $522,000; and (b) our building envelope product line achieving sales favorable to the prior year by $186,000 and $1,115,000.

Cost of Products and Services Sold

Cost of products and services sold decreased $1,846,000 or 4% to $46,406,000 for the quarter ended May 31, 2019, compared to $48,252,000 in the prior year quarter.  Cost of products and services sold increased $9,056,000 or 7% to $136,194,000 in the first nine months of fiscal 2019, compared  to $127,138,000 in the comparative year-to-date period.

The following table summarizes our cost of products and services sold as a percentage of revenue for each of our reportable operating segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2019	2018	2019	2018
Industrial Materials	66%	62%	66%	62%
Construction Materials	56%	58%	57%	58%
Total	64%	61%	64%	62%

Cost of products and services sold in our Industrial Materials segment  were $39,515,000 and $116,682,000 in the current quarter and year-to-date period compared to $40,356,000 and $106,088,000 in the comparable periods in the prior year.  Cost of products and services sold in our Construction Materials segment were $6,891,000 and $19,512,000 for the quarter and year-to-date period ended May 31, 2019, compared to $7,896,000 and $21,050,000 in the same periods of the prior year.  As a percentage of revenue, cost of products and services sold increased for the Industrial Materials segment and decreased for the Construction Materials segment for both the quarter and year-over-year period. These changes were primarily due to: (a) a less favorable sales mix, most specifically felt in our Industrial Materials segment, as our lower margin products constituted a comparatively higher portion of total sales; (b) increasing supply and demand imbalances and tariffs causing rising raw material costs not fully offset by price increases, most acutely seen in our Industrial Materials segment; and (c) production inefficiencies and additional costs to maintain service levels, which are not seen as long-term additions to our manufacturing run rates, at our Oxford, MA and Lenoir, NC locations following the consolidation of our former Pawtucket, RI operations. These increased manufacturing expenses following the consolidation, which are beyond the $260,000 recognized in the first quarter as part of exit costs related to facilities, comprise additional labor, contracting, freight and material costs incurred as production capabilities and workflows at the new locations are being optimized.

With the composition of our finished goods, and the markets we serve, the costs  of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) both directly and indirectly affect the purchase price of our raw materials and the market demand for our product offerings. The Company diligently monitors raw material and commodities pricing across all its product lines in its efforts to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $291,000 or 2% to $13,251,000 for the quarter ended May 31, 2019 compared to $13,542,000 in the prior year quarter. Selling, general and administrative expenses increased $2,286,000 or 6% to $39,699,000 in the fiscal year-to-date period compared to $37,413,000 in the same period in fiscal 2018.   As a percentage of revenue, selling, general and administrative expenses represented 18% and 19% for the current third quarter and fiscal year-to-date period, respectively, compared to 17% and 18% for the same respective periods in the prior year. The nominal decrease for the current fiscal quarter compared to the prior year period  is primarily attributable to: (a) decreased research and development costs of $230,000; and (b) decreased amortization expense of $103,000, as intangibles acquired in past acquisitions became fully amortized over the period.  The increase for the current year-to-date period compared to the prior year is primarily attributable to: (a) increased amortization expense of $889,000, primarily related to four additional months of amortization of intangibles associated with the December 31, 2017 acquisition of Zappa Stewart; (b) increased selling and commission expense of  $362,000, principally related to sales growth on our highest commissionable products in the current year-to-date period, coupled with the addition of the established sales force of Zappa Stewart; and (c) increased research and development costs of $243,000, after the addition of the established research and development department within Zappa Stewart.

Loss on Impairment of Goodwill

During the three-month period ended February 28, 2019 (the second fiscal quarter of 2019), the ordering patterns of our polyurethane dispersions reporting unit’s customers, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019 indicated an impairment in the carrying value of the reporting unit might have occurred. As such, we performed an impairment test on our long-lived assets related to our polyurethane dispersions reporting unit, part of the Industrial Materials operating segment, in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure —  Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410,000 to loss on impairment of goodwill within the Condensed Consolidated Statement of Operations during the quarter ended February 28, 2019.

Exit Costs Related to Facilities

During the quarter ended May 31, 2019, Chase began moving the pulling and detection operations currently housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. Currently, the pulling and detection operations are the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving has continued subsequent to the third quarter of fiscal 2019 and is anticipated to be completed during the first half of fiscal 2020. The Company recognized $193,000 in expense related to the move in the three-month period ended May 31, 2019. Future costs related to this move are currently anticipated to be approximately $1,000,000, and the Company plans to disclose these amounts separately on the Condensed Consolidated Financial Statements in future periods.

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to existing Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period, with certain additional expenditures recognized in the first fiscal quarter of 2019. In the fourth quarter of fiscal 2018, $1,272,000 was expensed related to the closure, including: (a) cash-related employee-related, logistics and uncapitalized facilities improvement costs of $590,000; and (b) non-cash-related accelerated depreciation expense of $682,000. The Company expensed $260,000 in the three-month period ended November 30, 2018 related to the move, with no additional expense recognized in the quarters ended February 28, 2019 and May 31, 2019. Future costs related to this move are not anticipated to be significant to the Company’s Condensed Consolidated Financial Statements.

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

Interest Expense

Interest expense decreased $298,000 or 77% to $91,000 for the quarter ended May 31, 2019 compared to $389,000 in the prior year third quarter. Interest expense decreased $417,000 or 48% to $457,000 for the fiscal year-to-date period compared to $874,000 in the same period in fiscal 2018. The decrease in interest expense in the current quarter is the result of the decreased average outstanding balance of our revolving debt facility, following the $65,000,000 draw on the facility in December 2017 (the second fiscal quarter of the prior year) to substantially fund the Company’s acquisition of Zappa Stewart.

In fiscal 2018, subsequent to the December 2017 borrowing, the Company made $40,000,000 in payments against the principal. In the first,  second and third quarters of fiscal 2019, Chase made additional $10,000,000,  $9,000,000 and $6,000,000 principal payments, respectively, paying off the outstanding balance in full as of May 31, 2019.

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

In relation to this transaction, the purchaser entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on future sales of certain structural composite material manufactured by the purchaser. Royalty revenue recognized to date related to this agreement was not material.

Other Income (Expense)

Other income (expense) was an income of $17,000 in the quarter ended May 31, 2019 compared to an income of $437,000 in the same period in the prior year, a change of $420,000. Other income (expense) was an expense of $1,105,000 for the fiscal year-to-date period compared to an expense of $466,000 in the same period in the prior year, a change of $639,000.  Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts.

Income Taxes

The effective tax rates for the third quarter and the nine-month period ended May 31, 2019 were 29.9% and 26.8%, respectively, and 27.4% and 25.6% for the third quarter and the nine-month period ended May 31, 2018, respectively.

The current and prior year effective tax rates were most prominently affected by the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, and in the case of the prior year year-to-date period a discrete tax benefit of $977,000 related to stock-based compensation, recognized in relation to the Company’s early adoption of ASU 2016-09.  For fiscal 2019, the Company will utilize the new 21% Federal tax rate enacted by the Tax Act. During fiscal 2018 (the prior year), Chase utilized a blended rate of 25.7%, based on a combination of four months of operations under the old 35% corporate income tax rate, and eight months at the new 21% rate. Please see Note 18 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income decreased $5,002,000 or 37% to $8,541,000 in the quarter ended May 31, 2019 compared to $13,543,000 in the prior year third quarter.  The decrease in net income in the third fiscal quarter was primarily due to a lower recognized gross margin on decreased sales, and a nonrecurring gain on sale of business in the prior year period.

Net income decreased $9,343,000 or 29% to $22,637,000 in the nine months ended May 31, 2019 compared to $31,980,000 in the same period in the prior year.  The decrease in net income in the current nine-month period was primarily due to a lower gross margin despite increased sales, a loss on impairment of goodwill, increased amortization expense recognized in the current period and  related to our December 2017 acquisition of Zappa Stewart, nonrecurring gains on sales of both a business and a license in the prior year period and increased pension-related settlement costs due to the timing of lump-sum disbursements in the current year-to-date period.

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

The use of EBITDA, Adjusted EBITDA and Free Cash Flow has limitations and these performance measures should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income and net cash provided by operating activities.  None of these measures should be interpreted as representing the residual cash flow of the Company available solely for discretionary expenditures or to invest in the growth of our business, since we may have certain non-discretionary expenditures that are not deducted from these measures, including scheduled principal and (in the case of Free Cash Flow) interest payments on outstanding debt. Our measurement of EBITDA, Adjusted EBITDA and Free Cash Flow may not be comparable to similarly-titled measures used by other companies.

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net income	$8,541	$13,543	$22,637	$31,980
Interest expense	91	389	457	874
Income taxes	3,647	5,109	8,291	11,011
Depreciation expense	1,143	1,252	3,634	3,870
Amortization expense	3,114	3,217	9,339	8,450
EBITDA	$16,536	$23,510	$44,358	$56,185
Loss on impairment of goodwill (a)	—	—	2,410	—
Pension settlement costs (b)	11	—	484	—
Exit costs related to facility (c)	193	—	453	—
Gain on sale of businesses (d)	—	(1,480)	—	(1,480)
Cost of sale of inventory step-up (e)	—	—	—	1,530
Acquisition-related costs (f)	—	—	—	393
Gain on sale of license (g)	—	—	—	(1,085)
Adjusted EBITDA	$16,740	$22,030	$47,705	$55,543

(a)	Represents loss on impairment of goodwill related to the polyurethane dispersions business in the second quarter of fiscal 2019
(b)	Represents pension-related settlement costs due to the timing of lump-sum distributions
(c)

Represents costs to relocate certain production operations from Granite Falls, NC to Hickory, NC in the third quarter of fiscal 2019 and Pawtucket, RI facility closure costs recognized in the first quarter of fiscal 2019

(d)	Represents April 2018 gain on sale of the structural composites rod business
(e)	Represents expenses related to inventory step-up in fair value related to the December 2017 acquisition of Zappa Stewart
(f)	Represents costs related to the December 2017 acquisition of Zappa Stewart
(g)	Represents fiscal 2018 second quarter gain on sale of a license related to the structural composites product line

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net cash provided by operating activities	$12,972	$11,666	$30,275	$31,650
Purchases of property, plant and equipment	(537)	(1,322)	(1,841)	(2,908)
Free Cash Flow	$12,435	$10,344	$28,434	$28,742

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance decreased $4,190,000 to $30,638,000 at May 31, 2019, from $34,828,000 at August 31, 2018.  The decreased cash balance is primarily attributable to $25,000,000 in principal debt pay down and a cash dividend payment of $7,522,000, partially offset by $30,275,000 of cash provided by operations. Of the above-noted amounts, $14,985,000 and $28,521,000 were held outside the United States by Chase Corporation and our foreign subsidiaries as of May 31, 2019 and August 31, 2018, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 (prior year), we did not have a history of repatriating a significant portion of our foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings.

Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in the first nine months of fiscal 2019.  Please see Note 18 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $30,275,000 in the first nine months of fiscal year 2019 compared to $31,650,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income.  Negatively impacting our cash flow from operations were certain increases in inventory,  as the Company continued to make opportunistic purchases of nonperishable materials to take advantage of current costs, which were believed to be lower than future costs, and to assure certainty of supply.

The ratio of current assets to current liabilities was 5.4 as of May 31, 2019 compared to 4.4 as of August 31, 2018.  The ratio increased over the first nine months of fiscal 2019 primarily as a result of increased inventory and a decrease in accounts payable and accrued payroll and other compensation, partially tempered by a decrease in both cash and cash equivalents and accounts receivable.

Cash flow used in investing activities of $1,563,000 was primarily due to cash spent on capital purchases of machinery and equipment in fiscal 2019, partially offset by the final escrow payment received by the Company for our April 2017 sale of the fiber optic cable components business.

Cash flow used in financing activities of $32,340,000 was largely due to an incremental pay down during the period of the debt we incurred in the second quarter of fiscal 2018 (the prior year) to acquire Zappa Stewart, and payment of our annual dividend in December 2018.

On November 13, 2018, we announced a cash dividend of $0.80 per share (totaling $7,522,000).  The dividend was paid on December 5, 2018 (the second quarter of fiscal 2019) to shareholders of record on November 23, 2018.

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require lender approval for acquisitions by us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of May 31, 2019. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate. At May 31, 2019, there was no outstanding principal balance, and as such, no applicable interest rate.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Other than changes which came as a result of adopting ASC 606 “Revenue from Contracts with Customers” which are discussed within Note 2 — “Recent Accounting Standards” and Note 9 — “Revenue from Contracts with Customers” of the Condensed Consolidated Financial Statements contained herein, management believes that there have been no material changes during the nine months ended May 31, 2019 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At May 31, 2019, other than our restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British Pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of May 31, 2019, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at May 31, 2019
GBP	British Pound	$7,883
EUR	Euro	$4,053
CAD	Canadian Dollar	$709
CNY	Chinese Yuan	$605
INR	Indian Rupee	$283

We will continue to review our current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the recently enacted revisions to the Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation loss for the nine months ended May 31, 2019 in the amount of $956,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt at May 31, 2019 (having been paid in full during the third fiscal quarter of 2019).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material direct effect on our Condensed Consolidated Financial Statements.

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

We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the material weakness in our internal control over financial reporting described below, identified in the fourth quarter of fiscal 2018 and not remediated as of May 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report.

In connection with management’s review of our internal control over financial reporting at the end of fiscal 2018, we determined that we did not design and maintain effective internal controls over the review of the cash flow forecasts used in the valuation of customer relationship intangible assets acquired in a business combination. Specifically, the review of certain assumptions, including those related to revenue and gross margin, related to the development of the cash flow forecasts used in valuing the customer relationship intangible assets was not designed to operate at an appropriate level of precision. This control deficiency resulted in immaterial audit adjustments to intangible assets and related amortization expense, goodwill, inventory, costs of products and services sold, and income taxes in the Company’s consolidated financial statements for the year ended August 31, 2018. This control deficiency did not result in a misstatement of our interim consolidated financial statements for the three and nine months ended May 31, 2019. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Changes in internal control over financial reporting

We are currently taking actions to remediate the material weakness in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. We are in the process of reassessing the design of our review control over certain assumptions in the cash flows forecasts used in the valuation of customer relationship intangible assets acquired in a business combination to add greater level of precision to detect and prevent potential material misstatements, including the establishment of processes and controls to evaluate adequate review and evidence over assumptions for cash flow forecasts.

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

Chase Corporation

Dated: July 9, 2019	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: July 9, 2019	By:	/s/ Christian J. Talma
Christian J. Talma
Chief Financial Officer