Form 10-Q
period 2020-02-29
CHASE CORP
filed 2020-04-09
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock outstanding as of March 31, 2020  was 9,448,620.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 29, 2020

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include, without limitation, statements as to our future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, statements relating to future dividend payments, as well as expected impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's businesses. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.  Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements, as well as the supplement to those discussions contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 29,	August 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$67,664	$47,771
Accounts receivable, less allowance for doubtful accounts of $822 and $739	38,243	39,324
Inventory	39,185	42,354
Prepaid expenses and other current assets	2,815	2,418
Assets held for sale	1,064	1,064
Prepaid income taxes	1,913	1,451
Total current assets	150,884	134,382

Property, plant and equipment, less accumulated depreciation of $51,655 and $49,730	27,375	29,326

Other Assets
Goodwill	82,175	81,986
Intangible assets, less accumulated amortization of $72,163 and $65,862	46,932	52,704
Cash surrender value of life insurance	4,450	4,450
Restricted investments	1,325	1,260
Deferred income taxes	3,837	3,804
Operating lease right-of-use asset (Note 8)	9,256	—
Other assets	35	56
Total assets	$326,269	$307,968

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,681	$12,105
Accrued payroll and other compensation	4,357	6,300
Accrued expenses	4,868	4,035
Total current liabilities	23,906	22,440

Operating lease long-term liabilities (Note 8)	6,648	—
Deferred compensation	1,338	1,275
Accumulated pension obligation	9,879	10,485
Other liabilities	—	217
Accrued income taxes	2,381	2,324

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,448,620 shares at February 29, 2020 and 9,400,748 shares at August 31, 2019 issued and outstanding	945	940
Additional paid-in capital	15,882	14,351
Accumulated other comprehensive loss	(14,060)	(14,324)
Retained earnings	279,350	270,260
Total equity	282,117	271,227
Total liabilities and equity	$326,269	$307,968

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Revenue
Sales	$64,626	$65,442	$130,383	$136,806
Royalties and commissions	956	1,189	2,001	2,328
	65,582	66,631	132,384	139,134
Costs and Expenses
Cost of products and services sold	40,666	43,213	82,449	89,788
Selling, general and administrative expenses	13,810	13,086	27,450	26,448
Operations optimization costs (Note 15)	60	—	709	260
Loss on impairment of goodwill (Note 7)	—	2,410	—	2,410

Operating income	11,046	7,922	21,776	20,228

Interest expense	(56)	(162)	(111)	(366)
Other income (expense)	(185)	(828)	(789)	(1,122)

Income before income taxes	10,805	6,932	20,876	18,740

Income taxes (Note 17)	2,926	1,659	5,635	4,644

Net income	$7,879	$5,273	$15,241	$14,096

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$0.83	$0.56	$1.62	$1.50

Diluted	$0.83	$0.56	$1.60	$1.49

Weighted average shares outstanding
Basic	9,355,821	9,332,288	9,353,985	9,330,929
Diluted	9,444,211	9,373,030	9,439,215	9,377,167

Annual cash dividends declared per share			$0.80	$0.80

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net income	$7,879	$5,273	$15,241	$14,096

Other comprehensive (loss) income:
Net unrealized (loss) gain on restricted investments, net of tax	(43)	13	(2)	(8)
Change in funded status of pension plans, net of tax	128	291	259	527
Foreign currency translation adjustment	(142)	1,144	1,395	538
Total other comprehensive (loss) income	(57)	1,448	1,652	1,057

Comprehensive income	$7,822	$6,721	$16,893	$15,153

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at November 30, 2018	9,402,706	$940	$13,608	$(12,727)	$246,372	$248,193
Restricted stock grants, net of forfeitures	4,599	—	—			—
Amortization of restricted stock grants			415			415
Amortization of stock option grants			124			124
Exercise of stock options	5,018	1	181			182
Change in funded status of pension plans, net of tax $101				291		291
Foreign currency translation adjustment				1,144		1,144
Net unrealized gain (loss) on restricted investments, net of tax $3				13		13
Net income					5,273	5,273
Balance at February 28, 2019	9,412,323	$941	$14,328	$(11,279)	$251,645	$255,635

Balance at November 30, 2019	9,423,946	$942	$15,063	$(14,003)	$271,471	$273,473
Restricted stock grants, net of forfeitures	24,674	3	(3)			—
Amortization of restricted stock grants			594			594
Amortization of stock option grants			228			228
Change in funded status of pension plans, net of tax $47				128		128
Foreign currency translation adjustment				(142)		(142)
Net unrealized gain (loss) on restricted investments, net of tax ($15)				(43)		(43)
Net income					7,879	7,879
Balance at February 29, 2020	9,448,620	$945	$15,882	$(14,060)	$279,350	$282,117

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2018	9,396,947	$939	$13,104	$(12,336)	$245,049	$246,756
Restricted stock grants, net of forfeitures	9,308	1	(1)			—
Amortization of restricted stock grants			795			795
Amortization of stock option grants			249			249
Exercise of stock options	7,022	1	301			302
Common stock received for payment of stock option exercises	(954)	—	(120)			(120)
Cash dividend on common stock, $0.80 per share					(7,522)	(7,522)
Change in funded status of pension plans, net of tax $184				527		527
Foreign currency translation adjustment				538		538
Net unrealized gain (loss) on restricted investments, net of tax ($4)				(8)		(8)
Adoption of ASC 606					22	22
Net income					14,096	14,096
Balance at February 28, 2019	9,412,323	$941	$14,328	$(11,279)	$251,645	$255,635

Balance at August 31, 2019	9,400,748	$940	$14,351	$(14,324)	$270,260	$271,227
Restricted stock grants, net of forfeitures	45,311	5	(5)			—
Amortization of restricted stock grants			1,080			1,080
Amortization of stock option grants			456			456
Exercise of stock options	3,618	—	123			123
Common stock received for payment of stock option exercises	(1,057)	—	(123)			(123)
Cash dividend on common stock, $0.80 per share					(7,539)	(7,539)
Change in funded status of pension plans, net of tax $91				259		259
Foreign currency translation adjustment				1,395		1,395
Net unrealized gain (loss) on restricted investments, net of tax ($1)				(2)		(2)
Adoption of ASU 2018-02 (Note 2)				(1,388)	1,388	—
Net income					15,241	15,241
Balance at February 29, 2020	9,448,620	$945	$15,882	$(14,060)	$279,350	$282,117

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,241	$14,096
Adjustments to reconcile net income to net cash provided by operating activities

Loss on impairment of goodwill	—	2,410
Depreciation	2,041	2,491
Amortization	5,826	6,225
Provision (recovery) for allowance for doubtful accounts	81	(11)
Stock-based compensation	1,536	1,044
Realized (loss) gain on restricted investments	(28)	4
Pension curtailment and settlement loss	—	473
Deferred taxes	—	(581)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,169	3,003
Inventory	3,338	(5,651)
Prepaid expenses and other assets	(356)	(1,864)
Accounts payable	2,425	(2,764)
Accrued compensation and other expenses	(3,375)	(2,847)
Accrued income taxes	(437)	1,275
Net cash provided by operating activities	27,461	17,303

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(827)	(1,304)
Cost to acquire intangible assets	—	(30)
Proceeds from sale of businesses	—	400
Changes in restricted investments	(40)	(41)
Net cash used in investing activities	(867)	(975)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	—	(19,000)
Dividend paid	(7,539)	(7,522)
Proceeds from exercise of common stock options	—	182
Net cash used in financing activities	(7,539)	(26,340)

INCREASE IN CASH & CASH EQUIVALENTS	19,055	(10,012)
Effect of foreign exchange rates on cash	838	272
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,771	34,828
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,664	$25,088

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$123	$120
Property, plant and equipment additions included in accounts payable	$154	$113

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

The results of operations for the interim period ended February 29, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2019 which are contained in the Company’s 2019 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 29, 2020, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended February 29, 2020 and February 28, 2019.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company uses the U.S. dollar as the reporting currency for financial reporting.  The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency.  The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income.  Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were ($105) and ($606) for the three- and six-month periods ended February 29, 2020, respectively, and ($468) and ($416) for the three- and six-month periods ended February 28, 2019, respectively.

Other Business Developments

During the first quarter of fiscal 2020, third-party-led studies regarding the potential upgrading of the Company’s current worldwide ERP system were conducted. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around our facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first quarter of fiscal 2020, with no expense recognized in the second fiscal quarter. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $60 and $559 in expense related to the move in the three-month and six-month periods ended February 29, 2020, respectively, having recognized $526 in expense during the second half of fiscal 2019. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period.  In the fourth quarter of fiscal 2018, the Company expensed $1,272 related to the closure. The Company also recognized $260 in expense related to the move in the three-month period ended November 30, 2018, with no additional expense recognized in the remainder of fiscal 2019 or in 2020. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements. The Company completed the sale of its Pawtucket, RI location to a third party in April 2020, subsequent to the second fiscal quarter, for net proceeds totaling $1,810.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in Note 1 — “Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2019. Management believes that there have been no material changes during the six months ended February 29, 2020 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-03, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-10. The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-03. The pronouncements are concurrently effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years (effective fiscal 2021). The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements.”  The updated guidance provided an optional transition method, which allows for the application of the standard as of the adoption date with no restatement of prior period amounts.  We adopted the standard on September 1, 2019 (start of fiscal 2020) under the optional transition method described above.  Consequently, historical financial information was not updated, and the disclosures required under the new standard are not provided for dates and periods prior to September 1, 2019.

The new standard provides several optional practical expedients in transition. The Company has elected to apply the “package of practical expedients” which allows us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. In preparation for adoption of the standard, the Company enhanced its internal controls to enable the preparation of financial information including the assessment of the impact of the standard. The initial adoption of the ASU resulted in the recognition of additional lease liabilities of $9,644  ($2,071 short-term and $7,573 long-term) and right-of-use assets of $10,200 as of September 1, 2019 on the condensed consolidated balance sheet as it relates to the Company’s operating leases. The new standard did not have a material impact on the Company’s condensed consolidated statement of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU was issued to address a narrow-scope financial reporting issue that arose as a result of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) on December 22, 2017. The objective of ASU 2018-02 is to address the tax effects of items within accumulated other comprehensive income (referred to as “stranded tax effects”) that do not reflect the appropriate tax rate enacted in the Tax Reform. As a result, the ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the current enacted corporate income tax rate of 21 percent. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU may be applied retrospectively to each period in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Reform is recognized. Therefore, the Company adopted ASU 2018-02 in the first quarter of the year ending August 31, 2020, and has elected to reclassify the income tax effects related to its pension funding of the Tax Reform from accumulated other comprehensive loss to retained earnings.

Note 3 — Inventory

Inventory consisted of the following as of February 29, 2020 and August 31, 2019:

	February 29,	August 31,
	2020	2019
Raw materials	$18,671	$20,325
Work in process	7,332	8,748
Finished goods	13,182	13,281
Total Inventory	$39,185	$42,354

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.”  The Company allocates earnings to participating securities and computes earnings per share using the two-class method.  The determination of earnings per share under the two-class method is as follows:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Basic Earnings per Share

Net income	$7,879	$5,273	$15,241	$14,096
Less: Allocated to participating securities	69	41	118	110
Net income available to common shareholders	$7,810	$5,232	$15,123	$13,986

Basic weighted average shares outstanding	9,355,821	9,332,288	9,353,985	9,330,929
Net income per share - Basic	$0.83	$0.56	$1.62	$1.50

Diluted Earnings per Share

Net income	$7,879	$5,273	$15,241	$14,096
Less: Allocated to participating securities	69	41	118	110
Net income available to common shareholders	$7,810	$5,232	$15,123	$13,986

Basic weighted average shares outstanding	9,355,821	9,332,288	9,353,985	9,330,929
Additional dilutive common stock equivalents	88,390	40,742	85,230	46,238
Diluted weighted average shares outstanding	9,444,211	9,373,030	9,439,215	9,377,167
Net income per share - Diluted	$0.83	$0.56	$1.60	$1.49

For both the three- and six-month periods ended February 29, 2020, stock options to purchase 8,805 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the three- and six-month periods ended February 28, 2019, stock options to purchase 15,625 and 14,022 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

Based on the fiscal year 2019 financial results, 2,694 shares of restricted stock already granted were forfeited subsequent to the end of fiscal year 2019 in accordance with the performance measurement criteria.  No further performance-based measurements apply to this award.  Compensation expense is being recognized on a ratable basis over the vesting period.

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

In August 2019, the Board of Directors of the Company approved equity retention agreements with certain executive officers.  The equity-based retention agreements have a grant date of September 1, 2019 and contain the following equity components: (a) time-based restricted stock grant of 15,945 shares in the aggregate, and having a vesting date of August 31, 2022; and (b) options to purchase 53,642 shares of common stock in the aggregate with an exercise price of $100.22 per share. The options will cliff vest on August 31, 2022 and will expire on August 31, 2029. Compensation expense for both the restricted stock and the stock option components of the equity retention agreements is recognized on a ratable basis over the vesting period.

During the second quarter of fiscal 2020, additional grants of 18,720,  616 and 432 shares of restricted stock were issued to non-executive members of management with vesting dates of December 31, 2021, 2022 and 2024, respectively. Compensation expense is being recognized on a ratable basis over the vesting period.

In February 2020, as part of their standard compensation for board service, non-employee members of the Board received a total grant of 4,906 shares of restricted stock for service for the period from January 31, 2020 through January 31, 2021.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve-month vesting period.

Note 6 — Segment Data and Foreign Operations

The Company is organized into three reportable operating segments: Adhesives, Sealants and Additives; Industrial Tapes; and Corrosion Protection and Waterproofing. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets. In the fourth quarter of our fiscal year 2019, we reorganized from two into three reportable operating segments; prior year quarter and year-to-date period amounts have been recast to reflect this change.

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

The Industrial Tapes segment features legacy wire and cable materials, specialty tapes and other laminated and coated products. The segment derives its competitive advantage through its proven chemistries, diverse specialty offerings and the reliability its supply chain offers to end customers. These products are generally used in the assembly of other manufacturers’ products, with demand typically dependent upon general economic conditions. The Industrial Tapes segment sells mostly to established markets, with some exposure to growth opportunities through further development of existing products. Markets served include cable manufacturing, utilities and telecommunications, and electronics packaging.   The segment’s offerings include insulating and conducting materials for wire and cable manufacturers, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines and cover tapes essential to delivering semiconductor components via tape-and-reel packaging.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended				Six Months Ended
	February 29, 2020		February 28, 2019		February 29, 2020		February 28, 2019
Revenue
Adhesives, Sealants and Additives	$24,440		$26,107		$50,262		$52,805
Industrial Tapes	30,055		31,158		60,179		64,620
Corrosion Protection and Waterproofing	11,087		9,366		21,943		21,709
Total	$65,582		$66,631		$132,384		$139,134

Income before income taxes
Adhesives, Sealants and Additives	$6,750		$4,756	(b)	$14,232		$13,021	(b)
Industrial Tapes	8,402	(a)	7,513		15,039	(d)	14,051	(f)
Corrosion Protection and Waterproofing	4,127		2,384		8,091		6,850
Total for reportable segments	19,279		14,653		37,362		33,922
Corporate and common costs	(8,474)		(7,721)	(c)	(16,486)	(e)	(15,182)	(g)
Total	$10,805		$6,932		$20,876		$18,740

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$21		$59		$42		$138
Depreciation	278		382		592		765
Amortization	2,356		2,339		4,693		4,679

Industrial Tapes
Interest	$29		$71		$54		$155
Depreciation	418		438		819		894
Amortization	450		450		900		900

Corrosion Protection and Waterproofing
Interest	$6		$32		$15		$73
Depreciation	151		164		305		339
Amortization	106		323		233		646

(a)	Includes $60 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first quarter of fiscal 2020
(b)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business
(c)	Includes $273 of pension-related settlement costs due to the timing of lump-sum distributions
(d)

Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first six months of fiscal 2020

(e)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to our companywide ERP system
(f)	Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first six months of fiscal 2019
(g)	Includes $473 of pension-related settlement costs due to the timing of lump-sum distributions

Total assets for the Company’s reportable segments as of February 29, 2020 and August 31, 2019 were:

	February 29,	August 31,
	2020	2019
Total Assets
Adhesives, Sealants and Additives	$139,992	$135,583
Industrial Tapes	70,600	77,085
Corrosion Protection and Waterproofing	32,537	32,478
Total for reportable segments	243,129	245,146
Corporate and common assets	83,140	62,822
Total	$326,269	$307,968

The Company’s products are sold worldwide.  Revenue for the three-month and six-month periods ended February 29, 2020 and February 28, 2019 were attributed to operations located in the following countries:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenue
United States	$57,236	$57,942	$115,597	$122,293
United Kingdom	4,788	4,428	9,419	8,444
All other foreign (1)	3,558	4,261	7,368	8,397
Total	$65,582	$66,631	$132,384	$139,134

(1)	Comprises sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of February 29, 2020 and August 31, 2019 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	February 29,	August 31,
	2020	2019
Long-Lived Assets
United States
Property, plant and equipment, net	$24,041	$24,993
Goodwill and Intangible assets, less accumulated amortization	123,466	129,057

United Kingdom
Property, plant and equipment, net	2,425	2,493
Goodwill and Intangible assets, less accumulated amortization	4,457	4,446

All other foreign
Property, plant and equipment, net	909	1,840
Goodwill and Intangible assets, less accumulated amortization	1,184	1,187

Total
Property, plant and equipment, net	$27,375	$29,326
Goodwill and Intangible assets, less accumulated amortization	$129,107	$134,690

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2019	$50,090	$21,215	$10,681	$81,986
Foreign currency translation adjustment	178	—	11	189
Balance at February 29, 2020	$50,268	$21,215	$10,692	$82,175

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

During the three-month period ended February 28, 2019, the ordering patterns of our polyurethane dispersions reporting unit’s customers, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019, indicated that an impairment in the carrying value of the reporting unit might have occurred. We performed an impairment test on our indefinite-lived and long-lived assets related to our polyurethane dispersions reporting unit, now part of the Adhesives, Sealants and Additives operating segment and reporting unit (part of the former Industrial Materials segment during the second fiscal quarter of 2019), in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure — Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410 to loss on impairment of goodwill within the consolidated statement of operations during the quarter ended February 28, 2019. Our polyurethane dispersions reporting unit’s fair value was determined based on the income approach (discounted cash flow method).

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

Intangible assets subject to amortization consisted of the following as of February 29, 2020 and August 31, 2019:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
February 29, 2020
Patents and agreements	14.6	years	$1,760	$1,699	$61
Formulas and technology	7.8	years	10,222	8,594	1,628
Trade names	5.8	years	8,545	7,527	1,018
Customer lists and relationships	9.1	years	98,568	54,343	44,225
			$119,095	$72,163	$46,932

August 31, 2019
Patents and agreements	14.6	years	$1,760	$1,693	$67
Formulas and technology	7.8	years	10,164	7,969	2,195
Trade names	5.8	years	8,503	7,261	1,242
Customer lists and relationships	9.1	years	98,139	48,939	49,200
			$118,566	$65,862	$52,704

Aggregate amortization expense related to intangible assets for the six months ended February 29, 2020 and February 28, 2019 was $5,826 and $6,225 respectively.  Estimated amortization expense for the remainder of fiscal year 2020 and for the next five years is as follows:

Years ending August 31,
2020 (remaining 6 months)	$5,737
2021	11,049
2022	10,030
2023	6,768
2024	5,659
2025	5,552

Note 8 — Leases

Effective September 1, 2019 (the start of fiscal 2020), the Company adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). The Company has elected to apply the ‘package of practical expedients’ which allows us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases that are material in nature.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of February 29, 2020:

February 29, 2020
Assets
Operating lease right-of-use asset	$9,256

Liabilities
Current (accrued expense)	$2,053
Operating lease long-term liabilities	6,648
Total lease liability	$8,701

Lease cost

The components of lease costs for the three and six months ended February 29, 2020 are as follows:

	Three Months Ended	Six Months Ended
	February 29, 2020	February 29, 2020

Operating lease cost (a)	$919	$1,850

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at February 29, 2020 were as follows:

Future Operating
Year ending August 31,	Lease Payments
2020 (remaining 6 months)	$1,294
2021	1,989
2022	1,344
2023	1,190
2024	1,204
2025 and thereafter	2,613
Less: Interest	(933)
Present value of lease liabilities	$8,701

The weighted average remaining lease term and discount rates are as follows:

February 29, 2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	5.7
Weighted average discount rate (percentage)
Operating leases	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

Six Months Ended
February 29, 2020

Operating cash outflows from operating leases	$1,217
Total cash paid for amounts included in the measurement of lease liabilities	$1,217

Minimum lease payments under operating leases prior to adoption of ASU 2016-02 were as follows:

Future Operating
Year ending August 31,	Lease Payments
2020	$2,468
2021	2,059
2022	1,371
2023	1,187
2024	1,200
2025 and thereafter	2,608
Total future minimum lease payments	$10,893

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of February 29, 2020 and August 31, 2019:

	February 29,	August 31,
	2020	2019
Contract Assets
Adhesives, Sealants and Additives	$46	$42
Industrial Tapes	19	26
Corrosion Protection and Waterproofing	45	79
Total	$110	$147

The Company did not have any contract liabilities as of February 29, 2020 and August 31, 2019.

 Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and six months ended February 29, 2020 and February 28, 2019 was as follows:

	Three Months Ended February 29, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$16,335	$26,661	$8,932	$51,928
Asia	4,284	1,712	1,592	7,588
Europe	3,642	805	500	4,947
All other foreign	179	877	63	1,119
Total Revenue	$24,440	$30,055	$11,087	$65,582

	Six Months Ended February 29, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$34,041	$53,674	$17,688	$105,403
Asia	8,727	3,403	2,682	14,812
Europe	7,221	1,546	1,451	10,218
All other foreign	273	1,556	122	1,951
Total Revenue	$50,262	$60,179	$21,943	$132,384

	Three Months Ended February 28, 2019
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$17,566	$27,889	$7,519	$52,974
Asia	4,678	1,897	1,376	7,951
Europe	3,778	737	437	4,952
All other foreign	85	635	34	754
Total Revenue	$26,107	$31,158	$9,366	$66,631

	Six Months Ended February 28, 2019
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$36,113	$57,981	$17,204	$111,298
Asia	9,910	3,914	3,272	17,096
Europe	6,556	1,540	1,150	9,246
All other foreign	226	1,185	83	1,494
Total Revenue	$52,805	$64,620	$21,709	$139,134

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended February 29, 2020 and February 28, 2019 were as follows:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Components of net periodic benefit cost
Service cost	$74	$73	$147	$146
Interest cost	113	178	226	356
Expected return on plan assets	(98)	(109)	(196)	(221)
Amortization of prior service cost	1	1	2	2
Amortization of accumulated loss	174	119	348	237
Curtailment and settlement loss	—	273	—	473
Net periodic benefit cost	$264	$535	$527	$993

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  The Company has made contributions of $785 in the six months ended February 29, 2020 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2020 to ensure the qualified plans continue to be adequately funded given the current market conditions, including conditions related to the coronavirus disease 2019 (COVID-19) pandemic. The Company made contributions of $784 in the six months ended February 28, 2019.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The financial assets classified as Level 1 and Level 2 as of February 29, 2020 and August 31, 2019 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 29, 2020 and August 31, 2019:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	February 29, 2020	$1,325	$1,118	$207	$—

Restricted investments	August 31, 2019	$1,260	$1,091	$169	$—

The following table presents the fair value of the Company’s long-term debt (including any current portion of long-term debt) as of February 29, 2020 and August 31, 2019, which is recorded at its carrying value:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	February 29, 2020	$—	$—	$—	$—

Long-term debt	August 31, 2019	$—	$—	$—	$—

The long-term debt had no outstanding balance as of February 29, 2020 and August 31, 2019. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2018	$126	$(5,796)	$(6,666)	$(12,336)

Other comprehensive gains (losses) before reclassifications (1)	(11)	—	538	527
Reclassifications to net income of previously deferred (gains) losses (2)	3	527	—	530
Other comprehensive income (loss)	(8)	527	538	1,057

Balance at February 28, 2019	$118	$(5,269)	$(6,128)	$(11,279)

Balance at August 31, 2019	$154	$(6,271)	$(8,207)	$(14,324)
Other comprehensive gains (losses) before reclassifications (3)	19	—	1,395	1,414
Reclassifications to net income of previously deferred (gains) losses (4)	(21)	259	—	238
Other comprehensive income (loss)	(2)	259	1,395	1,652

Adoption of ASU 2018-02 (5)	—	(1,388)	—	(1,388)

Balance at February 29, 2020	$152	$(7,400)	$(6,812)	$(14,060)

(1)	Net of tax expense of $5, $0 and $0, respectively.
(2)	Net of tax benefit of $1, $184 and $0, respectively.
(3)	Net of tax benefit of $7, $0 and $0, respectively.
(4)	Net of tax expense of $8, tax benefit of $91 and $0, respectively.
(5)	See Note 2 for further information related to the adoption of ASU 2018-02.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended		Six Months Ended		Location of Gain (Loss) Reclassified from Accumulated
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(23)	$(13)	$(28)	$4	Selling, general and administrative expenses
Tax expense (benefit)	6	3	7	(1)
Gain net of tax	$(17)	$(10)	$(21)	$3

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$175	$119	$350	$238	Other income (expense)
Settlement and curtailment loss	—	273	—	473	Other income (expense)
Tax expense (benefit)	(47)	(101)	(91)	(184)
Loss net of tax	$128	$291	$259	$527

Total net loss reclassified for the period	$111	$281	$238	$530

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

Assets held for sale as of February 29, 2020 and August 31, 2019 were:

	February 29, 2020	August 31, 2019
Pawtucket, RI - Property, plant and equipment	$1,050	$1,050
Randolph, MA - Property	14	14
Total	$1,064	$1,064

See Note 15 to the condensed consolidated financial statements for additional information on the Pawtucket, RI location assets held as of February 29, 2020. The Company completed the sale of its Pawtucket, RI location to a third-party in April 2020, subsequent to the second fiscal quarter, for net proceeds totaling $1,810.

Note 15 — Operations Optimization Costs

IT Studies Related to the Upgrade of the Company’s Worldwide ERP System

During the first quarter of fiscal 2020, third-party-led studies regarding the potential upgrading of the Company’s current worldwide ERP system were conducted. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around our facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first quarter of fiscal 2020, with no expense recognized in the second fiscal quarter. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

Relocation of Pulling and Detection Manufacturing to Hickory, NC

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $60 and $559 in expense related to the move in the three-month and six-month periods ended February 29, 2020, respectively, having recognized $526 in expense during the second half of fiscal 2019. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Closure of Pawtucket, RI Facility

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period.  In the fourth quarter of fiscal 2018, the Company expensed $1,272 related to the closure. The Company also recognized $260 in expense related to the move in the three-month period ended November 30, 2018, with no additional expense recognized in the remainder of fiscal 2019 or in fiscal 2020. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Note 16 — Long-Term Debt

On December 15, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of February 29, 2020. The Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of $250,785 at February 29, 2020.  The Company entered into the Credit Agreement both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At February 29, 2020, there was no outstanding principal balance, and therefore no applicable interest rate.  The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021.  In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

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

In December 2017 (fiscal 2018), the Company utilized $65,000 of the Credit Agreement to finance the majority of the acquisition cost of Zappa Stewart. The Company paid down $40,000 of the outstanding balance in fiscal 2018, and made additional principal payments of $10,000,  $9,000 and $6,000 in the first, second and third quarters of fiscal 2019, respectively, resulting in an outstanding balance of $0 at August 31, 2019 and February 29, 2020.

Note 17 — Income Taxes

For the three months ended February 29, 2020 and February 28, 2019, the Company recorded income taxes of $2,926 and $1,659 on income before income taxes of $10,805 and $6,932, respectively. For the six months ended February 29, 2020 and February 28, 2019, the Company recorded income taxes of $5,635 and $4,644 on income before income taxes of $20,876 and $18,740, respectively. The effective tax rate for the three months ended February 29, 2020 and February 28, 2019 was 27.1% and 23.9%, respectively. The effective tax rate for the six months ended February 29, 2020 and February 28, 2019 was 27.0% and 24.8%, respectively.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act impacted the U.S. statutory Federal tax rate that the Company will be subject to going forward, reducing it from 35% to 21%. The Company applied this U.S. statutory Federal rate of 21% for both the quarters and six-month periods ended February 29, 2020 and February 28, 2019.

During the quarter ended November 30, 2018 (the first quarter of fiscal 2019), the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the quarters and six-month periods ended February 29, 2020 and February 28, 2019.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on our effective tax rate for the first two quarters of fiscal year 2020 and 2019. Additionally, the Company is deferring the application of Foreign-Derived Intangible Income (“FDII”) for the current period, in anticipation of further guidance and the establishment of industry standards by the U.S. Treasury Department and trade associations.

Note 18 — Subsequent Events

The Coronavirus Disease 2019 (COVID-19) Pandemic

The global spread of the coronavirus disease 2019 (COVID-19) has created significant volatility, uncertainty and economic disruption. The locus of these effects in the second quarter has quickly grown from one Chinese province to a worldwide pandemic affecting the markets we serve in North America and Europe, as well as Asia.

The effects of the COVID-19 were not believed to be significant on a companywide basis to our second quarter of fiscal 2020 results, affecting only certain product lines in the latter part of the quarter. However, effects on our results in our third fiscal quarter and other future periods could be significant and cannot currently be quantified given potential unknowns at this time.

The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers’ demand for our goods and services and our vendors ability to supply us with raw materials; our ability to sell and provide our goods and services, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our goods and services; and any further closures of our and our customers’ offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.

Sale of Pawtucket, RI Location

The Company completed the sale of its Pawtucket, RI location to a third-party in April 2020, subsequent to the second fiscal quarter, for net proceeds totaling $1,810. The location was recorded as an asset held for sale as of February 29, 2020.

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

Overview

The primarily volume-based revenue decline seen earlier in the year continued through the second quarter of fiscal 2020, but so too did the positive trends in our relative gross margins.  Tightness continued in Asian markets, as did the observed slowdown in cable materials.  The Company’s planned exit from providing low-margin transitional toll manufacturing services was completed during the second quarter, positively affecting our sales mix.  Continuing to capitalize on certain domestic telecommunication and utility buildout macrotrends, our pulling and detection products sales increased.  Our coating and lining systems also experienced strong domestic sales for the quarter. Operational improvements over the comparative periods were recognized, including the benefits of the prior year consolidation of our wire and cable materials manufacturing into our Oxford, MA and Lenoir, NC locations.  Price increases put into effect in the prior year, a period of elevated raw material costs, also continued to positively affect our gross profit margin. Given the quarter’s alignment with the winter season in North America, and the outdoor project nature of many of the materials sold, most specifically in the Corrosion Protection and Waterproof segment, our second fiscal quarter is traditionally our lowest annual sales period.

The second fiscal quarter of 2020 also saw the genesis of the coronavirus disease 2019 (COVID-19) outbreak, which in the latter part of the quarter and into the subsequent period has grown to create significant volatility uncertainty and economic disruption. The locus of these effects in the second quarter has quickly grown from one Chinese province to a worldwide pandemic affecting the markets we serve in North America and Europe, as well as Asia. The effects of the COVID-19 were not believed to be significant to our companywide results in the second quarter of fiscal 2020, affecting only certain product lines in the latter part of the quarter. However, results in our third fiscal quarter and other future periods could be significant and cannot currently be quantified given potential unknowns that continue to exist at this time. Currently, all but one of our facilities are operational, with our Pune, India facility’s operations temporarily suspended in response to a general order issued by the Indian government, and our Newark, CA facility resuming operations after a brief closure due to a general government order in March 2020.

During the first half of fiscal 2020, the Company substantially completed the relocation of our pulling and detection product line production operations from our Granite Falls, NC facility to our existing Hickory, NC facility. Our Industrial Tapes segment, which benefits from both the pulling and detection consolidation and the wire and cable manufacturing consolidation completed in the prior year, showed improved gross profit margin as a percentage of revenue for both the quarter and year-to-date period.

Net cash provided by operating activities exceeded the first half of the prior year, with the Company’s cash position continuing the positive trend seen in the latter half of the prior fiscal year following the full payoff of our outstanding debt. We held no outstanding balance on our $150,000,000 revolving credit facility at February 29, 2020. Our revolving credit facility allows for us to pay down debt when we have excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as identified.

Revenue from the Adhesives, Sealants and Additives segment decreased for the second quarter and year-to-date period as our electronic and industrial coatings product line sales volume decreased in North America, and continued to be affected by slower Asian markets, which saw further headwinds in the latter part of the second quarter due to regional shutdowns by manufacturers during this period due to concerns over COVID-19. Our specialty chemical intermediates product line sales, which have a North American concentration, also saw a volume drop in the second quarter, negatively affecting its year-to-date results.

Our Industrial Tapes segment’s sales decreased for both the quarter and year-to-date period ended February 29, 2020 as compared to the prior year, most notably related to both our specialty products and cable materials product lines. The primary driver in the sales reduction in our specialty products product line was our planned exit of the arrangement to provide transitional toll manufacturing services to the common purchaser of our structural composites rod and fiber optical cable components businesses, with sales tapering in the first quarter of fiscal 2020 and fully ending in the second quarter. Selling into near exclusively Asian end markets, our electronic materials product line had reduced sales volume as compared to both periods in the prior year. Partially offsetting the top-line decline for both the second quarter and first half of fiscal 2020, was our pulling and detection product line, which continued its strong sales into North American utility and telecommunication markets.

Our Corrosion Protection and Waterproofing segment’s sales exceeded the prior year for both the quarter and six months ended February 29, 2020. Our coating and lining systems product line’s  second quarter results, which were strong on sales into domestic markets, drove both quarterly and year-to-date growth over the prior year. While sales gains were seen over the prior year second quarter for both our pipeline coatings and bridge and highway product lines, top-line results remained unfavorable to the prior year on a year-to-date basis. Further, our building envelope product line  did not meet its prior year sales levels for either comparative period.

Our balance sheet remains strong at February 29, 2020, with cash on hand  of $67,664,000, a current ratio of 6.3 and no outstanding principal balance owed on our $150,000,000 revolving credit facility.

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

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Six Months Ended		Total	Six Months Ended		Total
	February 29, 2020		Revenue	February 28, 2019		Revenue	February 29, 2020		Revenue	February 28, 2019		Revenue

Revenue
Adhesives, Sealants and Additives	$24,440		37%	$26,107		39%	$50,262		38%	$52,805		38%
Industrial Tapes	30,055		46%	31,158		47%	60,179		45%	64,620		46%
Corrosion Protection and Waterproofing	11,087		17%	9,366		14%	21,943		17%	21,709		16%
Total	$65,582			$66,631			$132,384			$139,134

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Six Months Ended		Segment	Six Months Ended		Segment
	February 29, 2020		Revenue	February 28, 2019		Revenue	February 29, 2020		Revenue	February 28, 2019		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$6,750		28%	$4,756	(b)	18%	$14,232		28%	$13,021	(b)	25%
Industrial Tapes	8,402	(a)	28%	7,513		24%	15,039	(d)	25%	14,051	(f)	22%
Corrosion Protection and Waterproofing	4,127		37%	2,384		25%	8,091		37%	6,850		32%
Total for reportable segments	19,279		29%	14,653		22%	37,362		28%	33,922		24%
Corporate and Common Costs	(8,474)			(7,721)	(c)		(16,486)	(e)		(15,182)	(g)
Total	$10,805		16%	$6,932		10%	$20,876		16%	$18,740		13%

(a)	Includes $60 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first quarter of fiscal 2020
(b)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business
(c)	Includes $273 of pension-related settlement costs due to the timing of lump-sum distributions
(d)

Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first six months of fiscal 2020

(e)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to our companywide ERP system
(f)	Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first six months of fiscal 2019
(g)	Includes $473 of pension-related settlement costs due to the timing of lump-sum distributions

Total Revenue

Total revenue decreased $1,049,000 or 2% to $65,582,000 for the quarter ended February 29, 2020, compared to $66,631,000 in the same quarter of the prior year. Total revenue decreased $6,750,000 or 5% to $132,384,000 in the fiscal year-to-date period compared to $139,134,000 in the same period in fiscal 2019.

Revenue in our Adhesives, Sealants and Additives segment decreased $1,667,000 or 6% and $2,543,000 or 5% in the current quarter and year-to-date period, respectively.  The decreases in revenue from our Adhesives, Sealants and Additives segment in fiscal 2020 for the current quarter and year-to-date period, respectively, were primarily due to our electronic and industrial coatings product line’s $1,248,000 and $2,441,000 sales volume-driven decreases. Declines were seen in both North American and Asian markets, with the regional slowdown in Asia amplified by work stoppages attributable to the effects of COVID-19 in the latter half of the quarter.  Also contributing to the segment’s sales decline were decreases in revenue from our specialty chemical intermediates product line totaling $419,000 and $102,000 in the current and year-to-date periods.

Revenue in our Industrial Tapes segment decreased $1,103,000 or 4% and $4,441,000 or 7% in the current quarter and year-to-date period, respectively.  The decreases in revenue for the segment were primarily due to the following for the current quarter and year-to-date period, respectively: (a) revenue reduction of $704,000 and $2,434,000 for our specialty products product line, as we ended our arrangement to provide low-margin transitional toll manufacturing services in the current period; (b) a sales volume demand decrease of $365,000 and $2,343,000 from our cable materials product line; and (c) an entirely volume-driven sales decrease of $311,000 and $581,000 in our electronic materials product line, which has a near exclusively Asian end-market. Our pulling and detection tapes product line achieved volume- and price-driven revenue growth of $277,000 and $917,000 over the second quarter and year-to-date period of the prior year, with sales benefitting from the domestic 5G (fifth generation cellular wireless) buildout macrotrend, partially offsetting the sales decline for the segment.

Compared to the prior year second quarter and year-to-date period, revenue from our Corrosion Protection and Waterproofing segment increased $1,721,000 or 18% and $234,000 or 1%, respectively.  The segment’s sales increases in the current quarter and year-to-date period  were predominantly driven by favorable domestic results of our coating and lining systems products sales, which saw increases of $1,836,000 and $1,572,000 as compared to the prior year second quarter and year-to-date period. Our pipeline coatings and bridge and highway product lines saw second quarter revenue increases of $416,000 and $109,000 respectively, but with each falling short of prior year-to-date marks by $261,000 and $981,000 respectively. Our building envelope product line finished the second quarter and year-to-date period with sales unfavorable to the prior year comparable periods by $640,000 and $96,000, respectively, partially offsetting the comparative sales gains for the segment.

Cost of Products and Services Sold

Cost of products and services sold  decreased $2,547,000 or 6% to $40,666,000 for the quarter ended February 29, 2020, compared to $43,213,000 in the prior year quarter.  Cost of products and services sold decreased $7,339,000 or 8% to $82,449,000 in the first six months of fiscal 2020, compared to $89,788,000 in the comparative year-to-date period.

The following table summarizes  our cost of products and services sold as a percentage of revenue for each of our reportable operating segments:

	Three Months Ended		Six Months Ended
Cost of products and services sold	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Adhesives, Sealants and Additives	58%	59%	57%	57%
Industrial Tapes	67	71	69	72
Corrosion Protection and Waterproofing	56	60	55	58
Total Company	62%	65%	62%	65%

Cost of products and services sold in our Adhesives, Sealants and Additives segment was  $14,255,000 and $28,787,000 in the current quarter and year-to-date periods compared to $15,331,000 and $30,323,000 in the comparable periods in the prior year.  Cost of products and services sold in our Industrial Tapes segment was $20,203,000 and $41,522,000 in the current quarter and year-to-date periods compared to $22,227,000 and $46,844,000 in the comparable periods in the prior year.  Cost of products and services sold in our Corrosion Protection and Waterproofing segment was $6,208,000 and $12,140,000 for the quarter and year-to-date period ended February 29, 2020, compared to $5,655,000 and $12,621,000 in the same periods of the prior year.

As a percentage of revenue, cost of products and services sold was reduced for all segments and comparative periods, except for the year-to-date results of our Adhesives, Sealants and Additives segment, where it stayed consistent with the prior year. These relative gross margin improvements were primarily due to: (a) production efficiencies recognized in the current quarter and year-to-date periods, most acutely seen at our Oxford, MA and Lenoir, NC locations following the consolidation of our former Pawtucket, RI cable materials plant, and benefiting our Industrial Tapes segment; (b) more favorable sales mix, especially in our Corrosion Protection and Waterproofing and Industrial Tapes segments, as our lower margin products constituted a comparatively lower portion of total sales; and (c) the full period effects of price increases the Company instituted during fiscal 2019 (prior year) to address inflation in raw material costs seen during that period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $724,000 or 6% to $13,810,000 for the quarter ended February 29, 2020 compared to $13,086,000 in the prior year quarter. Selling, general and administrative expenses increased $1,002,000 or 4% to $27,450,000 in the fiscal year-to-date period compared to $26,448,000 in the same period in fiscal 2019. As a percentage of revenue, selling, general and administrative expenses represented 21% for both the current year second quarter and fiscal year-to-date period, compared to 20% and 19% for the same respective periods in the prior year. The nominal increases for the current fiscal quarter and year-to-date period compared to the prior year periods  were largely attributable to increases of $283,000 and $492,000, respectively, in non-cash stock-based compensation expenses.

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

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $60,000 and $559,000 in expense related to the move in the three-month and six-month periods ended February 29, 2020, respectively, having recognized $526,000 in expense during the second half of fiscal 2019. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period.  In the fourth quarter of fiscal 2018, the Company expensed $1,272,000 related to the closure. The Company also recognized $260,000 in expense related to the move in the three-month period ended November 30, 2018, with no additional expense recognized in the remainder of fiscal 2019 or in fiscal 2020. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Loss on Impairment of Goodwill

The ordering patterns of our polyurethane dispersions reporting unit’s customers during the three-month period ended February 28, 2019, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019 indicated an impairment in the carrying value of the reporting unit might have occurred. As such, we performed an impairment test on our long-lived assets related to our polyurethane dispersions reporting unit, part of the Adhesives, Sealants and Additives operating segment, in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure —  Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410,000 to loss on impairment of goodwill within the condensed consolidated statement of operations during the quarter ended February 28, 2019.

Interest Expense

Interest expense decreased $106,000 or 65% to $56,000 for the quarter ended February 29, 2020 compared to $162,000 in the prior year second quarter. Interest expense decreased $255,000 or 70% to $111,000 for the fiscal year-to-date period compared to $366,000 in the same period in fiscal 2019. The decrease in interest expense in the current quarter and year-to-date period is primarily the result of the decreased average outstanding balance of our revolving debt facility.

In fiscal 2018, following a $65,000,000 draw on the facility in December 2017 to fund a substantial portion of the Company’s acquisition of Zappa Stewart, the Company made $40,000,000 in payments against the principal. In the first,  second and third quarters of fiscal 2019, Chase made additional $10,000,000, $9,000,000 and $6,000,000 principal payments, respectively, paying off the outstanding balance in full as of May 31, 2019 (third quarter of the prior year).

Other Income (Expense)

Other income (expense) was an expense of $185,000 in the quarter ended February 29, 2020 compared to an expense of $828,000 in the same period in the prior year, a decrease of $643,000. Other income (expense) was an expense of $789,000 for the fiscal year-to-date period compared to an expense of $1,122,000 in the same period in the prior year, a decrease of $333,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other receipts that are not classified as trade, royalties or commissions. For the current quarter and year-to-date period, the net loss was primarily caused by foreign exchange losses of  $105,000 and  $606,000, respectively, as compared to a $468,000 and $416,000 in losses seen in the comparable periods. Both the prior year periods also contained pension-related settlement costs due to the timing of lump-sum distributions, which did not recur in the current periods.

Income Taxes

The effective tax rates for the second quarter and the six-month period ended February 29, 2020 were 27.1% and 27.0%, respectively, and 23.9% and 24.8% for the second quarter and the six-month period ended February 28, 2019, respectively.

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

Net Income

Net income increased $2,606,000 or 49% to $7,879,000 in the quarter ended February 29, 2020 compared to $5,273,000 in the prior year second quarter. Net income increased $1,145,000 or 8% to $15,241,000 in the six months ended February 29, 2020 compared to $14,096,000 in the same period in the prior year.  The increase in net income in both the second fiscal quarter and year-to-date period was primarily due to a nonrecurring impairment charge recognized in the prior year, a higher gross margin and lower pension expense in the current periods,  and lower foreign exchange transaction losses for the current quarter, partially offset in each period by increased selling, general and administrative expense.

Other Important Performance Measures

We believe that EBITDA, Adjusted EBITDA and Free Cash Flow are useful performance measures.  They are used by our executive management team to measure operating performance, to allocate resources, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. The Company believes EBITDA, Adjusted EBITDA and Free Cash Flow are also useful to investors. EBITDA is useful in comparing the core operations of the business from period to period by removing the impact of the Company’s capital structure (through interest expense), asset base (through depreciation and amortization) and tax rate, and in evaluating operating performance relative to others in the industry.  Adjusted EBITDA allows for comparison to the Company’s performance in prior periods without the effect of items that, by their nature, tend to obscure the Company’s core operating results due to the potential variability across periods based on their timing, frequency and magnitude. Free Cash Flow provides a means for measuring the cash generated from operations that is available for mandatory obligations, including interest payments and debt repayment, and discretionary investment opportunities such as funding acquisitions, product and market development and paying dividends. As a result, management believes these metrics, which are commonly used by financial analysts and others in the industries in which the Company operates, enhance the ability of investors to analyze trends in the Company’s business and evaluate the Company’s performance relative to peer companies and the past performance of the Company itself. EBITDA, Adjusted EBITDA and Free Cash Flow are non-U.S. GAAP financial measures.

We define EBITDA as net income before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets.  We define Adjusted EBITDA as EBITDA excluding costs and (gains) losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement (gains) losses resulting from lump-sum distributions to participants from our defined benefit plans, operations optimization costs, impairment losses on long-lived assets, and other significant items. We define Free Cash Flow as net cash provided by operating activities less purchases of property, plant and equipment.

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

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net income	$7,879	$5,273	$15,241	$14,096
Interest expense	56	162	111	366
Income taxes	2,926	1,659	5,635	4,644
Depreciation expense	988	1,253	2,041	2,491
Amortization expense	2,912	3,112	5,826	6,225
EBITDA	$14,761	$11,459	$28,854	$27,822
Operations optimization costs (a)	60	—	709	260
Loss on impairment of goodwill (b)	—	2,410	—	2,410
Pension settlement costs (c)	—	273	—	473
Adjusted EBITDA	$14,821	$14,142	$29,563	$30,965

(a)

Represents costs to relocate certain production operations from Granite Falls, NC to Hickory, NC and to perform certain exploratory work into upgrading our companywide ERP system, both incurred in the first half of fiscal 2020, and Pawtucket, RI facility closure costs recognized in the first quarter of fiscal 2019

(b)	Represents loss on impairment of goodwill related to the polyurethane dispersions business in the second quarter of fiscal 2019
(c)	Represents pension-related settlement costs due to the timing of lump-sum distributions

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net cash provided by operating activities	$9,308	$5,726	$27,461	$17,303
Purchases of property, plant and equipment	(128)	(665)	(827)	(1,304)
Free Cash Flow	$9,180	$5,061	$26,634	$15,999

Liquidity and Sources of Capital

Our overall cash and cash equivalents balance increased $19,893,000 to $67,664,000 at February 29, 2020, from $47,771,000 at August 31, 2019.  The increased cash balance is primarily attributable to cash provided by operations of $27,461,000, partially netted against a $7,539,000 dividend paid in December 2019. Of the above-noted amounts, $18,214,000 and $17,235,000 were held outside the United States by Chase Corporation and our foreign subsidiaries as of February 29, 2020 and August 31, 2019, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 we did not have a history of repatriating a significant portion of our foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in the first six months of fiscal year 2020.  Please see Note 17 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $27,461,000 in the first six months of fiscal year 2020 compared to $17,303,000 in the same period in the prior year.  Cash provided by operations during the current period was primarily related to operating income.  Positively impacting our cash flow from operations were decreases in accounts receivable and inventory balances, as the Company had lower sales in the first quarter of the current year.

The ratio of current assets to current liabilities was 6.3 as of February 29, 2020 compared to 6.0 as of August 31, 2019.  The ratio increased over the first six months of fiscal 2020 primarily as a result of the net increase in cash and cash equivalents.

Cash flow used in investing activities of $867,000 was largely due to cash spent on capital purchases of machinery and equipment in fiscal 2020.

Cash flow used in financing activities of $7,539,000 was entirely due to payment of our annual dividend in December 2019.

On November 13, 2019, we announced a cash dividend of $0.80 per share (totaling $7,539,000).  The dividend was paid on December 4, 2019 (the second quarter of fiscal 2020) to shareholders of record on November 26, 2019.

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require lender approval for acquisitions by us and our subsidiaries over a certain size.  It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of February 29, 2020. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate. At February 29, 2020, there was no outstanding principal balance, and as such no applicable interest rate.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis.  We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes that there have been no material changes during the six months ended February 29, 2020 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer.  At February 29, 2020, other than our restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Our U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of February 29, 2020, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at February 29, 2020
GBP	British Pound	$11,013
EUR	Euro	$4,012
CAD	Canadian Dollar	$1,303
INR	Indian Rupee	$398
CNY	Chinese Yuan	$284

We will continue to review our current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

We recognized a foreign currency translation gain for the six months ended February 29, 2020 in the amount of $1,395,000 related to our European and Indian operations, which is recorded in other comprehensive income (loss) within our Statement of Equity and Statement of Comprehensive Income.  We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt at February 29, 2020 (having been paid in full during the third fiscal quarter of 2019).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material direct effect on our Condensed Consolidated Financial Statements.

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which could materially affect our business, financial condition or future results. The risk described below, and the risks described in our 2019 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus disease 2019 (COVID-19) pandemic.

The global spread of the coronavirus disease 2019 (COVID-19) pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers’ demand for our goods and services and our vendors ability to supply us with raw materials; our ability to sell and provide our goods and services, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our goods and services; and any closures of our and our customers’  offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

Further, the effects of the pandemic may also increase our cost of capital or make additional capital, including the refinancing of our credit facility, more difficult or available only on terms less favorable to us. A sustained downturn may also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets. A sustained downturn in the financial markets and asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plans continue to be adequately funded, which may divert cash flow from other uses. The effects of the pandemic, including remote working arrangements for employees, may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

Chase Corporation

Dated: April 9, 2020	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: April 9, 2020	By:	/s/ Christian J. Talma
Christian J. Talma
Treasurer and Chief Financial Officer