Form 10-Q
period 2020-05-31
CHASE CORP
filed 2020-07-08
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ⌧  NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ⌧  NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ◻  NO ⌧

The number of shares of Common Stock outstanding as of June 30, 2020 was 9,442,659.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2020

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to Chase Corporation’s future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; its expectations as to legal proceedings; the effect of its market and product development efforts; and expectations or plans relating to the implementation or realization of its strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, statements relating to future dividend payments, as well as expected impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's businesses. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 concerning certain factors that could cause its actual results to differ materially from the results anticipated in such forward-looking statements, as well as the supplement to those discussions contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$83,259	$47,771
Accounts receivable, less allowance for doubtful accounts of $433 and $739	35,999	39,324
Inventory	40,551	42,354
Prepaid expenses and other current assets	2,604	2,418
Assets held for sale	14	1,064
Prepaid income taxes	427	1,451
Total current assets	162,854	134,382

Property, plant and equipment, less accumulated depreciation of $52,035 and $49,730	26,656	29,326

Other Assets
Goodwill	82,044	81,986
Intangible assets, less accumulated amortization of $74,715 and $65,862	44,003	52,704
Cash surrender value of life insurance	4,450	4,450
Restricted investments	1,413	1,260
Deferred income taxes	3,767	3,804
Operating lease right-of-use asset (Note 8)	8,658	—
Other assets	25	56
Total assets	$333,870	$307,968

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,087	$12,105
Accrued payroll and other compensation	5,447	6,300
Accrued expenses	5,570	4,035
Total current liabilities	23,104	22,440

Operating lease long-term liabilities (Note 8)	6,157	—
Deferred compensation	1,424	1,275
Accumulated pension obligation	9,575	10,485
Other liabilities	100	217
Accrued income taxes	2,017	2,324

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,442,398 shares at May 31, 2020 and 9,400,748 shares at August 31, 2019 issued and outstanding	945	940
Additional paid-in capital	16,235	14,351
Accumulated other comprehensive loss	(14,945)	(14,324)
Retained earnings	289,258	270,260
Total equity	291,493	271,227
Total liabilities and equity	$333,870	$307,968

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019

Revenue
Sales	$64,157	$70,883	$194,540	$207,689
Royalties and commissions	714	1,229	2,715	3,557
	64,871	72,112	197,255	211,246
Costs and Expenses
Cost of products and services sold	39,689	46,406	122,138	136,194
Selling, general and administrative expenses	12,773	13,251	40,223	39,699
Operations optimization costs (Note 15)	268	193	977	453
Loss on impairment of goodwill (Note 7)	—	—	—	2,410

Operating income	12,141	12,262	33,917	32,490

Interest expense	(67)	(91)	(178)	(457)
Gain on sale of real estate (Note 14)	760	—	760	—
Other income (expense)	(307)	17	(1,096)	(1,105)

Income before income taxes	12,527	12,188	33,403	30,928

Income taxes (Note 17)	2,619	3,647	8,254	8,291

Net income	$9,908	$8,541	$25,149	$22,637

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$1.05	$0.91	$2.67	$2.41

Diluted	$1.04	$0.90	$2.64	$2.39

Weighted average shares outstanding
Basic	9,363,559	9,337,436	9,357,176	9,333,098
Diluted	9,429,263	9,378,910	9,435,897	9,377,748

Annual cash dividends declared per share			$0.80	$0.80

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net income	$9,908	$8,541	$25,149	$22,637

Other comprehensive (loss) income:
Net unrealized (loss) gain on restricted investments, net of tax	7	(5)	5	(13)
Change in funded status of pension plans, net of tax	185	91	444	618
Foreign currency translation adjustment	(1,077)	(1,494)	318	(956)
Total other comprehensive (loss) income	(885)	(1,408)	767	(351)

Comprehensive income	$9,023	$7,133	$25,916	$22,286

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MAY 31, 2020 AND 2019

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at February 28, 2019	9,412,323	$941	$14,328	$(11,279)	$251,645	$255,635
Amortization of restricted stock grants			462			462
Amortization of stock option grants			126			126
Change in funded status of pension plans, net of tax $34				91		91
Foreign currency translation adjustment				(1,494)		(1,494)
Net unrealized gain (loss) on restricted investments, net of tax ($1)				(5)		(5)
Net income					8,541	8,541
Balance at May 31, 2019	9,412,323	$941	$14,916	$(12,687)	$260,186	$263,356

Balance at February 29, 2020	9,448,620	$945	$15,882	$(14,060)	$279,350	$282,117
Restricted stock grants, net of forfeitures	(432)	—	—			—
Amortization of restricted stock grants			606			606
Amortization of stock option grants			231			231
Common stock retained to pay statutory minimum withholding taxes on common stock	(5,790)	—	(484)			(484)
Change in funded status of pension plans, net of tax $65				185		185
Foreign currency translation adjustment				(1,077)		(1,077)
Net unrealized gain (loss) on restricted investments, net of tax $4				7		7
Net income					9,908	9,908
Balance at May 31, 2020	9,442,398	$945	$16,235	$(14,945)	$289,258	$291,493

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED MAY 31, AND 2020 AND 2019

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2018	9,396,947	$939	$13,104	$(12,336)	$245,049	$246,756
Restricted stock grants, net of forfeitures	9,308	1	(1)			—
Amortization of restricted stock grants			1,257			1,257
Amortization of stock option grants			375			375
Exercise of stock options	7,022	1	301			302
Common stock received for payment of stock option exercises	(954)	—	(120)			(120)
Cash dividend on common stock, $0.80 per share					(7,522)	(7,522)
Change in funded status of pension plans, net of tax $218				618		618
Foreign currency translation adjustment				(956)		(956)
Net unrealized gain (loss) on restricted investments, net of tax ($5)				(13)		(13)
Adoption of ASC 606					22	22
Net income					22,637	22,637
Balance at May 31, 2019	9,412,323	$941	$14,916	$(12,687)	$260,186	$263,356

Balance at August 31, 2019	9,400,748	$940	$14,351	$(14,324)	$270,260	$271,227
Restricted stock grants, net of forfeitures	44,879	5	(5)			—
Amortization of restricted stock grants			1,686			1,686
Amortization of stock option grants			687			687
Exercise of stock options	3,618	—	123			123
Common stock received for payment of stock option exercises	(1,057)	—	(123)			(123)
Common stock retained to pay statutory minimum withholding taxes on common stock	(5,790)	—	(484)			(484)
Cash dividend on common stock, $0.80 per share					(7,539)	(7,539)
Change in funded status of pension plans, net of tax $156				444		444
Foreign currency translation adjustment				318		318
Net unrealized gain (loss) on restricted investments, net of tax $3				5		5
Adoption of ASU 2018-02 (Note 2)				(1,388)	1,388	—
Net income					25,149	25,149
Balance at May 31, 2020	9,442,398	$945	$16,235	$(14,945)	$289,258	$291,493

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine Months Ended May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,149	$22,637
Adjustments to reconcile net income to net cash provided by operating activities

Gain on sale of real estate	(760)	—
Loss on impairment of goodwill	—	2,410
Depreciation	2,989	3,634
Amortization	8,724	9,339
(Recovery) provision for allowance for doubtful accounts	(307)	166
Stock-based compensation	2,373	1,632
Realized (loss) gain on restricted investments	(32)	(2)
Pension curtailment and settlement loss	75	484
Deferred taxes	(15)	(581)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	3,656	3,164
Inventory	1,835	(6,135)
Prepaid expenses and other assets	(154)	(504)
Accounts payable	(183)	(4,574)
Accrued compensation and other expenses	(1,263)	(1,912)
Accrued income taxes	578	517
Net cash provided by operating activities	42,665	30,275

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,044)	(1,841)
Cost to acquire intangible assets	—	(36)
Proceeds from sale of real estate	1,810	—
Proceeds from sale of businesses	—	400
Changes in restricted investments	(115)	(86)
Net cash provided by (used) in investing activities	651	(1,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	—	(25,000)
Dividend paid	(7,539)	(7,522)
Proceeds from exercise of common stock options	—	182
Payments of taxes on stock options and restricted stock	(484)	—
Net cash used in financing activities	(8,023)	(32,340)

INCREASE IN CASH & CASH EQUIVALENTS	35,293	(3,628)
Effect of foreign exchange rates on cash	195	(562)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,771	34,828
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,259	$30,638

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$123	$120
Property, plant and equipment additions included in accounts payable	$236	$213

See accompanying notes to the condensed consolidated financial statements

Note 1 — Basis of Financial Statement Presentation

Description of Business

Chase Corporation (the “Company,” “Chase,” “we,” or “us”), a global specialty chemicals company founded in 1946, is a leading manufacturer of protective materials for high-reliability applications across diverse market sectors. The Company’s strategy is to maximize the performance of its core businesses and brands while seeking future opportunities through strategic acquisitions. Through investments in facilities, systems and organizational consolidation the Company seeks to improve performance and gain economies of scale.

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

The results of operations for the interim period ended May 31, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2019 which are contained in the Company’s 2019 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2020, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended May 31, 2020 and 2019.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all Chase Corporation’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $155 and ($451) for the three- and nine-month periods ended May 31, 2020, respectively, and $135 and ($281) for the three- and nine-month periods ended May 31, 2019, respectively.

Other Business Developments

The second and third fiscal quarters of 2020 saw the global spread of the coronavirus pandemic (COVID-19), which grew to create significant volatility, uncertainty and global economic disruption. During the third fiscal quarter, the Company implemented changes to its cost structure designed to address market changes brought by COVID-19 and demonstrate its commitment to fiscal prudence: (a) the Company made a targeted reduction in its global workforce, contemplated pre-pandemic but catalyzed by COVID-19, which resulted in the recognition of $183 in severance costs during the period; and (b) the Company also instituted a temporary 20% reduction in the base salaries of its named executive officers and select members of senior management, as well as the cash compensation of the non-employee members of its Board of Directors. The reduction in force, which impacted operations in the Company’s U.S. facilities, and the adjustments in compensation, were both effective May 2020.

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around the facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first quarter of fiscal 2020, with no expense recognized in the second or third fiscal quarters. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $60 and $559 in expense related to the move in the three-month and six-month periods ended February 29, 2020, respectively, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the three months ended May 31, 2020, and future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period. In the fourth quarter of fiscal 2018, the Company expensed $1,272 related to the closure. The Company also recognized $260 in expense related to the move in the three-month period ended November 30, 2018, with no additional expense recognized in the remainder of fiscal 2019. The Company completed the sale of its Pawtucket, RI location to a third party in the third quarter of fiscal 2020 for net proceeds totaling $1,810, recognizing a gain on sale of real estate of $760. Also, during the third quarter of fiscal 2020, the Company recognized $85 in final Pawtucket, RI transition and exit costs, with no further costs related to this initiative anticipated in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in Note 1 — “Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2019. Management believes that there have been no material changes during the nine months ended May 31, 2020 to the critical accounting policies reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-03, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-03. The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-03. The pronouncements are concurrently effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years (effective fiscal 2021). The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements.” The updated guidance provided an optional transition method, which allows for the application of the standard as of the adoption date with no restatement of prior period amounts. The Company adopted the standard on September 1, 2019 (start of fiscal 2020) under the optional transition method described above. Consequently, historical financial information was not updated, and the disclosures required under the new standard are not provided for dates and periods prior to September 1, 2019.

The new standard provides several optional practical expedients in transition. The Company has elected to apply the “package of practical expedients” which allows it to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. In preparation for adoption of the standard, the Company enhanced its internal controls to enable the preparation of financial information including the assessment of the impact of the standard. The initial adoption of the ASU resulted in the recognition of additional lease liabilities of $9,644 ($2,071 short-term and $7,573 long-term) and right-of-use assets of $10,200 as of September 1, 2019 on the condensed consolidated balance sheet as it relates to the Company’s operating leases. The new standard did not have a material impact on the Company’s condensed consolidated statement of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU was issued to address a narrow-scope financial reporting issue that arose as a result of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) on December 22, 2017. The objective of ASU 2018-02 is to address the tax effects of items within accumulated other comprehensive income (referred to as “stranded tax effects”) that do not reflect the appropriate tax rate enacted in the Tax Reform. As a result, the ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the current enacted corporate income tax rate of 21 percent. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU may be applied retrospectively to each period in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Reform is recognized. Therefore, the Company adopted ASU 2018-02 in the first quarter of the year ending August 31, 2020, and has elected to reclassify the income tax effects of the Tax Reform related to its pension funding from accumulated other comprehensive loss to retained earnings.

Note 3 — Inventory

Inventory consisted of the following as of May 31, 2020 and August 31, 2019:

	May 31,	August 31,
	2020	2019
Raw materials	$19,074	$20,325
Work in process	7,660	8,748
Finished goods	13,817	13,281
Total Inventory	$40,551	$42,354

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019

Basic Earnings per Share

Net income	$9,908	$8,541	$25,149	$22,637
Less: Allocated to participating securities	86	68	201	177
Net income available to common shareholders	$9,822	$8,473	$24,948	$22,460

Basic weighted average shares outstanding	9,363,559	9,337,436	9,357,176	9,333,098
Net income per share - Basic	$1.05	$0.91	$2.67	$2.41

Diluted Earnings per Share

Net income	$9,908	$8,541	$25,149	$22,637
Less: Allocated to participating securities	86	68	201	177
Net income available to common shareholders	$9,822	$8,473	$24,948	$22,460

Basic weighted average shares outstanding	9,363,559	9,337,436	9,357,176	9,333,098
Additional dilutive common stock equivalents	65,704	41,474	78,721	44,650
Diluted weighted average shares outstanding	9,429,263	9,378,910	9,435,897	9,377,748
Net income per share - Diluted	$1.04	$0.90	$2.64	$2.39

For the three- and nine-month periods ended May 31, 2020, stock options to purchase 17,913 and 11,841 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the three- and nine-month periods ended May 31, 2019, stock options to purchase 15,625 and 14,566 shares of common stock were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

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

During the second quarter of fiscal 2020, additional grants of 18,720, 616 and 432 shares of restricted stock (total of 19,768) were issued to non-executive members of management with vesting dates of December 31, 2021, 2022 and 2024, respectively. Compensation expense is being recognized on a ratable basis over the vesting period.

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

In May 2020, restricted stock in the amount of 432 shares related to a second quarter of fiscal 2020 grant was forfeited in conjunction with the termination of employment of a non-executive member of management of the Company.

Note 6 — Segment Data and Foreign Operations

The Company is organized into three reportable operating segments: Adhesives, Sealants and Additives; Industrial Tapes; and Corrosion Protection and Waterproofing. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets. In the fourth quarter of the Company’s fiscal year 2019, it reorganized from two into three reportable operating segments; prior year quarter and year-to-date period amounts have been recast to reflect this change.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2020		2019		2020		2019
Revenue
Adhesives, Sealants and Additives	$22,922		$26,009		$73,184		$78,814
Industrial Tapes	31,752		33,704		91,931		98,324
Corrosion Protection and Waterproofing	10,197		12,399		32,140		34,108
Total	$64,871		$72,112		$197,255		$211,246

Income before income taxes
Adhesives, Sealants and Additives	$6,704		$7,509		$20,936		$20,530	(f)
Industrial Tapes	9,011		6,929	(b)	24,050	(d)	20,980	(g)
Corrosion Protection and Waterproofing	4,149		4,817		12,240		11,667
Total for reportable segments	19,864		19,255		57,226		53,177
Corporate and common costs	(7,337)	(a)	(7,067)	(c)	(23,823)	(e)	(22,249)	(h)
Total	$12,527		$12,188		$33,403		$30,928

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$26		$34		$68		$172
Depreciation	199		356		791		1,121
Amortization	2,340		2,341		7,033		7,020

Industrial Tapes
Interest	$33		$38		$87		$193
Depreciation	428		410		1,247		1,304
Amortization	450		450		1,350		1,350

Corrosion Protection and Waterproofing
Interest	$8		$19		$23		$92
Depreciation	144		161		449		500
Amortization	108		323		341		969

(a)	Includes $760 in gain related to the April 2020 sale of the Company’s Pawtucket, RI location, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, and $75 of pension-related settlement costs due to the timing of lump-sum distribution
(b)	Includes $193 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the third quarter of fiscal 2019
(c)	Includes $11 of pension-related settlement costs due to the timing of lump-sum distributions
(d)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first nine months of fiscal 2020
(e)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to the companywide ERP system, a $760 gain related to the April 2020 sale of the Company’s Pawtucket, RI location, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, and $75 of pension-related settlement costs due to the timing of lump-sum distribution
(f)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business

(g)	Includes $260 of expense related to the closure and exit of the Pawtucket, RI location recognized in the first quarter of fiscal 2019, $193 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the third quarter of fiscal 2019
(h)	Includes $484 of pension-related settlement costs due to the timing of lump-sum distributions

Total assets for the Company’s reportable segments as of May 31, 2020 and August 31, 2019 were:

	May 31,	August 31,
	2020	2019
Total Assets
Adhesives, Sealants and Additives	$134,353	$135,583
Industrial Tapes	70,489	77,085
Corrosion Protection and Waterproofing	31,722	32,478
Total for reportable segments	236,564	245,146
Corporate and common assets	97,306	62,822
Total	$333,870	$307,968

The Company’s products are sold worldwide. Revenue for the three-month and nine-month periods ended May 31, 2020 and 2019 were attributed to operations located in the following countries:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019

Revenue
United States	$56,177	$64,046	$171,774	$186,339
United Kingdom	5,070	4,502	14,489	12,946
All other foreign (1)	3,624	3,564	10,992	11,961
Total	$64,871	$72,112	$197,255	$211,246

(1)	Comprises sales originated from the Company’s Paris, France location, royalty revenue attributable to its licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of May 31, 2020 and August 31, 2019 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	May 31,	August 31,
	2020	2019
Long-Lived Assets
United States
Property, plant and equipment, net	$23,509	$24,993
Goodwill and Intangible assets, less accumulated amortization	120,673	129,057

United Kingdom
Property, plant and equipment, net	2,246	2,493
Goodwill and Intangible assets, less accumulated amortization	4,180	4,446

All other foreign
Property, plant and equipment, net	901	1,840
Goodwill and Intangible assets, less accumulated amortization	1,194	1,187

Total
Property, plant and equipment, net	$26,656	$29,326
Goodwill and Intangible assets, less accumulated amortization	$126,047	$134,690

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2019	$50,090	$21,215	$10,681	$81,986
Foreign currency translation adjustment	55	—	3	58
Balance at May 31, 2020	$50,145	$21,215	$10,684	$82,044

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified a total of three reporting units, corresponding to its three operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying value of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors, including the anticipated future impact of the coronavirus disease 2019 (COVID-19) pandemic. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using discounted cash flows. The Company evaluates the possible impairment of goodwill annually during the fourth quarter, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

During the three-month period ended February 28, 2019, the ordering patterns of the polyurethane dispersions reporting unit’s customers, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019, indicated that an impairment in the carrying value of the reporting unit might have occurred. The Company performed an impairment test on the indefinite-lived and long-lived assets related to the polyurethane dispersions reporting unit, now part of the Adhesives, Sealants and Additives operating segment and reporting unit (part of the former Industrial Materials segment during the second fiscal quarter of 2019), in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure — Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410 to loss on impairment of goodwill within the consolidated statement of operations during the quarter ended February 28, 2019. The polyurethane dispersions reporting unit’s fair value was determined based on the income approach (discounted cash flow method).

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

Intangible assets subject to amortization consisted of the following as of May 31, 2020 and August 31, 2019:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
May 31, 2020
Patents and agreements	14.6	years	$1,760	$1,702	$58
Formulas and technology	7.8	years	10,177	8,823	1,354
Trade names	5.8	years	8,514	7,608	906
Customer lists and relationships	9.1	years	98,267	56,582	41,685
			$118,718	$74,715	$44,003

August 31, 2019
Patents and agreements	14.6	years	$1,760	$1,693	$67
Formulas and technology	7.8	years	10,164	7,969	2,195
Trade names	5.8	years	8,503	7,261	1,242
Customer lists and relationships	9.1	years	98,139	48,939	49,200
			$118,566	$65,862	$52,704

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2020 and 2019 was $8,724 and $9,339 respectively. Estimated amortization expense for the remainder of fiscal year 2020 and for the next five years is as follows:

Years ending August 31,
2020 (remaining 3 months)	$2,837
2021	11,031
2022	10,024
2023	6,768
2024	5,659
2025	5,552

Note 8 — Leases

Effective September 1, 2019 (the start of fiscal 2020), the Company adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). The Company has elected to apply the ‘package of practical expedients’ which allows it to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of May 31, 2020:

May 31,
2020
Assets
Operating lease right-of-use asset	$8,658

Liabilities
Current (accrued expense)	$1,965
Operating lease long-term liabilities	6,157
Total lease liability	$8,122

Lease cost

The components of lease costs for the three and nine months ended May 31, 2020 are as follows:

	Three Months Ended	Nine Months Ended
	May 31, 2020	May 31, 2020

Operating lease cost (a)	$952	$2,802

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at May 31, 2020 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2020 (remaining 3 months)	$681
2021	1,977
2022	1,333
2023	1,179
2024	1,193
2025 and thereafter	2,598
Less: Interest	(839)
Present value of lease liabilities	$8,122

The weighted average remaining lease term and discount rates are as follows:

May 31,
2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	5.6
Weighted average discount rate (percentage)
Operating leases	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
May 31, 2020

Operating cash outflows from operating leases	$1,818
Total cash paid for amounts included in the measurement of lease liabilities	$1,818

Minimum lease payments under operating leases prior to adoption of ASU 2016-02 were as follows:

Future Operating
Year ending August 31,	Lease Payments
2020	$2,468
2021	2,059
2022	1,371
2023	1,187
2024	1,200
2025 and thereafter	2,608
Total future minimum lease payments	$10,893

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of May 31, 2020 and August 31, 2019:

	May 31,	August 31,
	2020	2019
Contract Assets
Adhesives, Sealants and Additives	$35	$42
Industrial Tapes	46	26
Corrosion Protection and Waterproofing	183	79
Total	$264	$147

The Company did not have any contract liabilities as of May 31, 2020 and August 31, 2019.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and nine months ended May 31, 2020 and 2019 was as follows:

	Three Months Ended May 31, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$15,094	$28,137	$7,635	$50,866
Asia	4,541	2,239	1,737	8,517
Europe	3,201	840	750	4,791
All other foreign	86	536	75	697
Total Revenue	$22,922	$31,752	$10,197	$64,871

	Nine Months Ended May 31, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$49,135	$81,811	$25,323	$156,269
Asia	13,268	5,642	4,419	23,329
Europe	10,422	2,386	2,201	15,009
All other foreign	359	2,092	197	2,648
Total Revenue	$73,184	$91,931	$32,140	$197,255

	Three Months Ended May 31, 2019
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$17,436	$31,691	$9,764	$58,891
Asia	4,898	1,303	1,851	8,052
Europe	3,522	561	644	4,727
All other foreign	153	149	140	442
Total Revenue	$26,009	$33,704	$12,399	$72,112

	Nine Months Ended May 31, 2019
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$53,549	$89,672	$26,968	$170,189
Asia	14,808	5,217	5,123	25,148
Europe	10,078	2,101	1,794	13,973
All other foreign	379	1,334	223	1,936
Total Revenue	$78,814	$98,324	$34,108	$211,246

Note 10 — Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of its business. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cash flows, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements agreed to that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2020 and 2019 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$74	$67	$221	$213
Interest cost	112	172	338	528
Expected return on plan assets	(98)	(104)	(294)	(325)
Amortization of prior service cost	1	1	3	3
Amortization of accumulated loss	174	112	522	349
Curtailment and settlement loss	75	11	75	484
Net periodic benefit cost	$338	$259	$865	$1,252

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company has made contributions of $1,170 in the nine months ended May 31, 2020 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2020 to ensure the qualified plans continue to be adequately funded given the current market conditions, including conditions related to the coronavirus disease 2019 (COVID-19) pandemic. The Company made contributions of $1,177 in the nine months ended May 31, 2019.

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of May 31, 2020 and August 31, 2019 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2020 and August 31, 2019:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	May 31, 2020	$1,413	$1,213	$200	$—

Restricted investments	August 31, 2019	$1,260	$1,091	$169	$—

The following table presents the fair value of the Company’s long-term debt (including any current portion of long-term debt) as of May 31, 2020 and August 31, 2019, which is recorded at its carrying value:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	May 31, 2020	$—	$—	$—	$—

Long-term debt	August 31, 2019	$—	$—	$—	$—

The long-term debt had no outstanding balance as of May 31, 2020 and August 31, 2019. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2018	$126	$(5,796)	$(6,666)	$(12,336)

Other comprehensive gains (losses) before reclassifications (1)	(12)	—	(956)	(968)
Reclassifications to net income of previously deferred (gains) losses (2)	(1)	618	—	617
Other comprehensive income (loss)	(13)	618	(956)	(351)

Balance at May 31, 2019	$113	$(5,178)	$(7,622)	$(12,687)

Balance at August 31, 2019	$154	$(6,271)	$(8,207)	$(14,324)
Other comprehensive gains (losses) before reclassifications (3)	29	—	318	347
Reclassifications to net income of previously deferred (gains) losses (4)	(24)	444	—	420
Other comprehensive income (loss)	5	444	318	767

Adoption of ASU 2018-02 (5)	—	(1,388)	—	(1,388)

Balance at May 31, 2020	$159	$(7,215)	$(7,889)	$(14,945)

(1)	Net of tax expense of $4, $0 and $0, respectively.
(2)	Net of tax benefit of $1, $218 and $0, respectively.
(3)	Net of tax benefit of $11, $0 and $0, respectively.
(4)	Net of tax expense of $8, tax benefit of $156 and $0, respectively.
(5)	See Note 2 for further information related to the adoption of ASU 2018-02.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended May 31,		Nine Months Ended May 31,		Location of Gain (Loss) Reclassified from Accumulated
	2020	2019	2020	2019	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(4)	$(6)	$(32)	$(2)	Selling, general and administrative expenses
Tax expense (benefit)	1	2	8	1
Gain net of tax	$(3)	$(4)	$(24)	$(1)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$175	$114	$525	$352	Other income (expense)
Settlement and curtailment loss	75	11	75	484	Other income (expense)
Tax expense (benefit)	(65)	(34)	(156)	(218)
Loss net of tax	$185	$91	$444	$618

Total net loss reclassified for the period	$182	$87	$420	$617

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

Assets held for sale as of May 31, 2020 and August 31, 2019 were:

	May 31, 2020	August 31, 2019
Pawtucket, RI - Property, plant and equipment	$—	$1,050
Randolph, MA - Property	14	14
Total	$14	$1,064

The Company completed the sale of its Pawtucket, RI location to a third-party in April 2020, for net proceeds totaling $1,810. This transaction resulted in a gain of $760 which was recorded during the third quarter of fiscal 2020. See Note 15 to the condensed consolidated financial statements for additional information on the Pawtucket, RI location assets held as of August 31, 2019.

Note 15 — Operations Optimization Costs

COVID-19 Related Cost Structure Changes

During the third fiscal quarter of 2020, the Company implemented changes in its cost structure designed to address market changes brought on, in part, by COVID-19. These changes included a targeted reduction of approximately 4.5% of the Company’s global workforce. This reduction, which was contemplated pre-pandemic but catalyzed by COVID-19, resulted in the recognition of $183 in severance costs during the third quarter of 2020. The reduction in force, which impacted operations in the Blawnox, PA, Hickory, NC, Lenoir, NC, Evanston, IL, Oxford, MA and Westwood, MA facilities, was effective May 7, 2020.

IT Studies Related to the Upgrade of the Company’s Worldwide ERP System

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around its facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first quarter of fiscal 2020, with no expense recognized in the second or third fiscal quarters. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

Relocation of Pulling and Detection Manufacturing to Hickory, NC

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $60 and $559 in expense related to the move in the three-month and six-month periods ended February 29, 2019, respectively, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the three months ended May 31, 2020, and future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Closure and Sale of Pawtucket, RI Facility

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period. In the fourth quarter of fiscal 2018, the Company expensed $1,272 related to the closure. The Company also recognized $260 in expense related to the move in the three-month period ended November 30, 2018, with no additional expense recognized in the remainder of fiscal 2019. The Company completed the sale of its Pawtucket, RI location to a third-party in April 2020, for net proceeds totaling $1,810. This transaction resulted in a gain of $760 which was recorded during the third quarter of fiscal 2020. Also, during the third quarter of fiscal 2020, the Company recognized $85 in final Pawtucket, RI transition and exit costs, with no further costs related to this initiative anticipated in future periods.

Note 16 — Long-Term Debt

On December 15, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size. It also requires the Company to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The Company was in compliance with its debt covenants as of May 31, 2020. The Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of $259,615 at May 31, 2020. The Company entered into the Credit Agreement both to refinance its previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At May 31, 2020, there was no outstanding principal balance, and therefore no applicable interest rate.  The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021. In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

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

In December 2017 (fiscal 2018), the Company utilized $65,000 of the Credit Agreement to finance the majority of the acquisition cost of Zappa Stewart. The Company paid down $40,000 of the outstanding balance in fiscal 2018, and made additional principal payments of $10,000, $9,000 and $6,000 in the first, second and third quarters of fiscal 2019, respectively, resulting in an outstanding balance of $0 at August 31, 2019 and May 31, 2020.

Note 17 — Income Taxes

For the three months ended May 31, 2020 and 2019, the Company recorded income taxes of $2,619 and $3,647 on income before income taxes of $12,527 and $12,188, respectively. For the nine months ended May 31, 2020 and 2019, the Company recorded income taxes of $8,254 and $8,291 on income before income taxes of $33,403 and $30,928, respectively. The effective tax rate for the three months ended May 31, 2020 and 2019 was 20.9% and 29.9%, respectively. The effective tax rate for the nine months ended May 31, 2020 and 2019 was 24.7% and 26.8%, respectively.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act impacted the U.S. statutory Federal tax rate that the Company will be subject to going forward, reducing it from 35% to 21%. The Company applied this U.S. statutory Federal rate of 21% for both the quarters and nine-month periods ended May 31, 2020 and 2019.

During the quarter ended November 30, 2018 (the first quarter of fiscal 2019), the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the quarters and nine-month periods ended May 31, 2020 and 2019.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the first three quarters of fiscal year 2020 and 2019. Additionally, the Company is deferring the application of Foreign-Derived Intangible Income (“FDII”) for the current period, in anticipation of further guidance and the establishment of industry standards by the U.S. Treasury Department and trade associations.

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

Overview

With a focus on operational and financial discipline, Chase Corporation increased its relative gross margins for both the three and nine months ended May 31, 2020 over prior year results. These relative margin increases were achieved despite a business environment dominated by the volatility, uncertainty and global economic disruption resulting from the coronavirus pandemic (COVID-19). Domestic and international top-line headwinds attributable to the pandemic affected all three of the Company’s operating segments, with the Adhesive, Sealants and Additives and Industrial Tapes segments’ results being typically dependent on broader economic conditions and the Corrosion Protection and Waterproofing segment being principally comprised of project-oriented product offerings. Relative gross margin gains attained by the Company during both the current quarter and year-to-date period came as a result of: (a) operational consolidation efforts, which allowed the Company to efficiently operate in fewer domestic facilities, achieving economies of scale and further leveraging the Company’s skilled and dedicated workforce; (b) an improved sales mix resulting, in part, from the planned exit from providing low-margin transitional toll manufacturing services, completed during the second quarter of fiscal 2020; and (c) sales and supply chain management efforts, which have allowed the Company to retain price increases obtained in the prior year when there were elevated raw material costs.

As an extension of the Company’s pre-existing facility consolidation and rationalization initiative, the Company implemented certain changes in its cost structure designed to address market dynamics brought by COVID-19 during the third fiscal quarter. These included: (a) a targeted 4.5% reduction in the Company’s global workforce, contemplated pre-pandemic but catalyzed by COVID-19; and (b) the institution of a temporary 20% reduction in the base salaries of named executive officers and select members of senior management, as well as the cash compensation of the non-employee members of the Board. The Company remains profitable with adequate cash on hand and further availability via its untapped revolving credit facility to continue to meet its short- and long-term strategic objectives, and implemented the aforementioned expense reductions as a demonstration of fiscal prudence. Chase Corporation is a supplier of several essential industries, providing products to critical industries such as healthcare, utilities, infrastructure and telecommunications, and in the second and third fiscal quarters successfully maintained business continuity for the Company’s global customers. As of May 31, 2020, all the Company’s facilities are operational, with only two facilities, Pune, India and Newark, CA, having experienced prior temporary closures due to separate general government orders. However, given the magnitude of uncertainty that COVID-19 broadly placed on global markets, the long-term effects of the pandemic on results and the Company’s ability to maintain current service levels cannot currently be estimated. The Company will continue to assess the situation and take the appropriate actions going forward to maintain the Company in the strongest position possible.

In the third fiscal quarter of 2020, the Company completed the sale of its Pawtucket, RI location for a net gain. Also during the quarter, the administrative functions based in the Pawtucket, RI location were moved into the Company’s existing Westwood, MA location. During the second fiscal quarter of 2020, the relocation of the Company’s pulling and detection product line production operations from the Granite Falls, NC facility to the existing Hickory, NC facility was completed. The Industrial Tapes segment, which benefitted from both the Pawtucket, RI and Granite Falls, NC consolidations showed improved gross profit margin as a percentage of revenue for both the quarter and year-to-date period.

Net cash provided by operating activities exceeded the first nine months of the prior year, with the Company’s cash position continuing the positive trend seen in the latter half of the prior fiscal year following the full payoff of its outstanding debt. The Company held no outstanding balance on its $150,000,000 revolving credit facility as of May 31, 2020. The revolving credit facility allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as identified.

Revenue from the Adhesives, Sealants and Additives segment decreased for the third quarter and year-to-date period versus the prior year. Sales volume within the electronic and industrial coatings product line decreased in North American, European, and Asian markets, which is attributable to the effects of the COVID-19 pandemic on the already strained automotive and industrial markets. The Company’s specialty chemical intermediates product line sales, which have a North American concentration, experienced a volume drop for both the third quarter and year-to-date period, as compared to the prior year.

Net sales decreased in the Industrial Tapes segment for both the quarter and year-to-date period ended May 31, 2020 as compared to the prior year, with the specialty products and cable materials product lines driving the top-line remission. A primary driver in the sales reduction in the specialty products product line was the Company’s planned exit from providing transitional toll manufacturing services to the common purchaser of the structural composites rod and fiber optical cable components businesses, with sales tapering in the first quarter of fiscal 2020 and fully ending in the second quarter. The Company’s electronic materials product line, which sells nearly exclusively to Asian markets, achieved sales growth over the prior year third quarter, which drove its year-to-date revenue over the prior year mark. The pulling and detection product line continued its strong fiscal 2020 sales trend, improving over both the prior year quarter and first nine months, with sales momentum in the North American utility and telecommunication markets.

The Company’s Corrosion Protection and Waterproofing segment’s sales decreased compared to the prior year for the third quarter, bringing its total sales in the first nine months of fiscal 2020 below the prior year. The pipeline coatings and building envelope product lines sales were unfavorable to both the third quarter and year-to-date periods of the prior year. The Company’s bridge and highway products were able to surpass the prior year third quarter, with the period marking the beginning of the construction season in many of the domestic markets it serves, but remained unfavorable to the prior year on a year-to-date basis. Third quarter revenue results in the coating and lining systems product line were unfavorable to the prior year, but the product line continues to surpass the prior year-to-date period, with sales focused both domestically and internationally.

Chase Corporation’s balance sheet remained strong at May 31, 2020, with cash on hand of $83,259,000, a current ratio of 7.0 and no outstanding principal balance owed on the Company’s $150,000,000 revolving credit facility.

Chase Corporation has three reportable operating segments as summarized below:

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

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Nine Months Ended		Total	Nine Months Ended		Total
	May 31, 2020		Revenue	May 31, 2019		Revenue	May 31, 2020		Revenue	May 31, 2019		Revenue

Revenue
Adhesives, Sealants and Additives	$22,922		35%	$26,009		36%	$73,184		37%	$78,814		37%
Industrial Tapes	31,752		49%	33,704		47%	91,931		47%	98,324		47%
Corrosion Protection and Waterproofing	10,197		16%	12,399		17%	32,140		16%	34,108		16%
Total	$64,871			$72,112			$197,255			$211,246

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Nine Months Ended		Segment	Nine Months Ended		Segment
	May 31, 2020		Revenue	May 31, 2019		Revenue	May 31, 2020		Revenue	May 31, 2019		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$6,704		29%	$7,509		29%	$20,936		29%	$20,530	(f)	26%
Industrial Tapes	9,011		28%	6,929	(b)	21%	24,050	(d)	26%	20,980	(g)	21%
Corrosion Protection and Waterproofing	4,149		41%	4,817		39%	12,240		38%	11,667		34%
Total for reportable segments	19,864		31%	19,255		27%	57,226		29%	53,177		25%
Corporate and Common Costs	(7,337)	(a)		(7,067)	(c)		(23,823)	(e)		(22,249)	(h)
Total	$12,527		19%	$12,188		17%	$33,403		17%	$30,928		15%

(a)	Includes $760 in gain related to the April 2020 sale of the Company’s Pawtucket, RI location, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Company’s Pawtucket, RI facility, and $75 of pension-related settlement costs due to the timing of lump-sum distribution
(b)	Includes $193 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the third quarter of fiscal 2019
(c)	Includes $11 of pension-related settlement costs due to the timing of lump-sum distributions
(d)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first nine months of fiscal 2020
(e)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to the Company’s companywide ERP system, a $760 gain related to the April 2020 sale of the Company’s Pawtucket, RI location, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, and $75 of pension-related settlement costs due to the timing of lump-sum distribution
(f)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business
(g)	Includes $260 of expense related to the closure and exit of the Pawtucket, RI location recognized in the first quarter of fiscal 2019, $193 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the third quarter of fiscal 2019
(h)	Includes $484 of pension-related settlement costs due to the timing of lump-sum distributions

Total Revenue

Total revenue decreased $7,241,000 or 10% to $64,871,000 for the quarter ended May 31, 2020, compared to $72,112,000 in the same quarter of the prior year. Total revenue decreased $13,991,000 or 7% to $197,255,000 in the fiscal year-to-date period compared to $211,246,000 in the same period in fiscal 2019.

Revenue in the Company’s Adhesives, Sealants and Additives segment decreased $3,087,000 or 12% and $5,630,000 or 7% in the current quarter and year-to-date period, respectively. The decreases in revenue from the Adhesives, Sealants and Additives segment in fiscal 2020 for the current quarter and year-to-date period, respectively, were primarily due to the electronic and industrial coatings product line’s $2,503,000 and $4,944,000 sales volume-driven decreases. North American, European, and Asian automotive and industrial weakness, exacerbated by COVID-19, affected sales in the third quarter and year-to-date period, including the royalty received from the Company’s licensed manufacturer in Asia. Also contributing to the segment’s sales decline were decreases in revenue from the specialty chemical intermediates product line totaling $584,000 and $686,000 in the current quarter and year-to-date period, respectively.

Revenue in the Industrial Tapes segment decreased $1,952,000 or 6% and $6,393,000 or 7% in the current quarter and year-to-date period, respectively. The decreases in revenue for the segment were primarily due to the following for the current quarter and year-to-date period, respectively: (a) a sales volume demand decrease of $2,123,000 and $4,466,000 from the North American focused cable materials product line; and (b) revenue reduction of $1,338,000 and $3,772,000 for the specialty products product line, as the Company ended its arrangement to provide low-margin transitional toll manufacturing services in the second quarter of fiscal 2020. Offsetting the overall sales decreases for the current quarter and year-to-date period, respectively, were (a) entirely volume-driven sales increases of $962,000 and $381,000 in the electronic materials product line, which has a near exclusively Asian end-market and which rebounded in the third quarter; and (b) the pulling and detection tapes product line achieving predominately volume-driven revenue growth of $547,000 and $1,464,000, with sales primarily into the North American telecommunication and utility industries.

Compared to the prior year third quarter and year-to-date period, revenue from the Corrosion Protection and Waterproofing segment decreased $2,202,000 or 18% and $1,968,000 or 6%, respectively. The segment’s sales decreases in the current quarter and year-to-date period were predominantly driven by: (a) the pipeline coatings product line’s $905,000 and $1,169,000 decreases, with sales declines most acutely seen in the Company’s North American operations and attributable to a net decrease in worldwide oil and gas prices experienced most acutely over the third fiscal quarter of 2020; and (b) the building envelope product line’s sales declines of $888,000 and $984,000. The Company’s coating and lining systems product line was down $939,000 for the quarter but remained favorable for the year-to-date period by $636,000. The bridge and highway product lines saw a third quarter revenue increase of $530,000 over the prior year quarter but fell short of the prior year-to-date mark by $451,000.

Cost of Products and Services Sold

Cost of products and services sold decreased $6,717,000 or 14% to $39,689,000 for the quarter ended May 31, 2020, compared to $46,406,000 in the prior year quarter. Cost of products and services sold decreased $14,056,000 or 10% to $122,138,000 in the first nine months of fiscal 2020, compared to $136,194,000 in the comparative year-to-date period.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2020	2019	2020	2019
Adhesives, Sealants and Additives	57%	58%	57%	58%
Industrial Tapes	67	73	68	73
Corrosion Protection and Waterproofing	54	56	55	57
Total Company	61%	64%	62%	64%

Cost of products and services sold in the Adhesives, Sealants and Additives segment was $13,044,000 and $41,831,000 in the current quarter and year-to-date periods compared to $15,016,000 and $45,339,000 in the comparable periods in the prior year.  Cost of products and services sold in the Industrial Tapes segment was $21,118,000 and $62,640,000 in the current quarter and year-to-date periods compared to $24,499,000 and $71,343,000 in the comparable periods in the prior year. Cost of products and services sold in the Corrosion Protection and Waterproofing segment was $5,527,000 and $17,667,000 for the quarter and year-to-date period ended May 31, 2020, compared to $6,891,000 and $19,512 ,000 in the same periods of the prior year.

As a percentage of revenue, cost of products and services sold was reduced for all segments and comparative periods. These relative gross margin improvements were primarily due to: (a) production efficiencies recognized in the current quarter and year-to-date periods, most acutely seen at the Oxford, MA and Lenoir, NC locations following the consolidation of the former Pawtucket, RI cable materials plant, and benefiting the Industrial Tapes segment; (b) more favorable sales mix, especially in the Industrial Tapes segments, as lower margin products and offerings constituted a comparatively lower portion of total sales; and (c) the full period effects of price increases the Company instituted during fiscal 2019 (prior year) to address inflation in raw material costs seen during that period, and which the Company retained during the current period of more favorable raw material pricing.

With the composition of the Company’s finished goods and the markets it serves, the costs of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) directly and indirectly affect both the purchase price of the raw materials and market demand for its product offerings. The Company diligently monitors raw materials and commodities pricing across all its product lines in its efforts to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $478,000 or 4% to $12,773,000 for the quarter ended May 31, 2020 compared to $13,251,000 in the prior year quarter. Selling, general and administrative expenses increased $524,000 or 1% to $40,223,000 in the fiscal year-to-date period compared to $39,699,000 in the same period in fiscal 2019. As a percentage of revenue, selling, general and administrative expenses represented 20% for both the current year third quarter and fiscal year-to-date period, compared to 18% and 19% for the same respective periods in the prior year.

Operations Optimization Costs

During the third fiscal quarters of 2020, Company implemented changes in its cost structure designed to address market changes brought on, in part, by COVID-19. These changes included a targeted reduction of approximately 4.5% of the Company’s global workforce. This reduction, which was contemplated pre-pandemic but catalyzed by COVID-19, resulted in the recognition of $183,000 in severance costs during the third quarter of 2020. The reduction in force, which impacted operations in the Blawnox, PA, Hickory, NC, Lenoir, NC, Evanston, IL, Oxford, Ma and Westwood, MA facilities, was effective May 2020.

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around the Company’s facilities rationalization and consolidation initiative. The Company recognized $150,000 in expense related to these services in the first quarter of fiscal 2020. Given the ongoing nature of the review, an estimate of future costs, including costs that could be capitalized, cannot currently be determined.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $60,000 and $559,000 in expense related to the move in the three-month and six-month periods ended February 29, 2020, respectively, having recognized $526,000 in expense during the second half of fiscal 2019. No costs were recognized in the three months ended May 31, 2020, and future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period. In the fourth quarter of fiscal 2018, the Company expensed $1,272,000 related to the closure. The Company also recognized $260,000 in expense related to the move in the three-month period ended November 30, 2018, with no additional expense recognized in the remainder of fiscal 2019. The Company completed the sale of its Pawtucket, RI location to a third-party in April 2020, for net proceeds totaling $1,810,000. This transaction resulted in a gain of $760,000 which was recorded during the third quarter of fiscal 2020. Also, during the third quarter of fiscal 2020, the Company recognized $85,000 in final Pawtucket, RI transition and exit costs, with no further costs related to this initiative anticipated in future periods.

Loss on Impairment of Goodwill

The ordering patterns of the polyurethane dispersions reporting unit’s customers during the three-month period ended February 28, 2019, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019 indicated an impairment in the carrying value of the reporting unit might have occurred. As such, the Company performed an impairment test on the long-lived assets related to the polyurethane dispersions reporting unit, part of the Adhesives, Sealants and Additives operating segment, in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure —  Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410,000 to loss on impairment of goodwill within the condensed consolidated statement of operations during the quarter ended February 28, 2019.

Interest Expense

Interest expense decreased $24,000 or 26% to $67,000 for the quarter ended May 31, 2020 compared to $91,000 in the prior year third quarter. Interest expense decreased $279,000 or 61% to $178,000 for the fiscal year-to-date period compared to $457,000 in the same period in fiscal 2019. The decrease in interest expense in the current quarter and year-to-date period is primarily the result of the decreased average outstanding balance of the Company’s revolving debt facility.

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

Gain on Sale of Real Estate

In April 2020, the Company finalized the sale of its Pawtucket, RI location for net proceeds of $1,810,000. This transaction resulted in a gain of $760,000 which was recorded during the quarter ended May 31, 2020.

Other Income (Expense)

Other income (expense) was an expense of $307,000 in the quarter ended May 31, 2020 compared to an income of $17,000 in the same period in the prior year, a change of $324,000. Other income (expense) was an expense of $1,096,000 for the fiscal year-to-date period compared to an expense of $1,105,000 in the same period in the prior year, a decrease of $9,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of the Company’s subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other receipts that are not classified as trade, royalties or commissions.

Income Taxes

The effective tax rates for the third quarter and the nine-month period ended May 31, 2020 were 20.9% and 24.7, respectively, and 29.9% and 26.8% for the third quarter and the nine-month period ended May 31, 2019, respectively.

The current and prior year effective tax rates were most prominently affected by the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. For fiscal 2020 and 2019, the Company is utilizing the 21% Federal tax rate enacted by the Tax Act. Please see Note 17 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income increased $1,367,000 or 16% to $9,908,000 in the quarter ended May 31, 2020 compared to $8,541,000 in the prior year third quarter. Net income increased $2,512,000 or 11% to $25,149,000 in the nine months ended May 31, 2020 compared to $22,637,000 in the same period in the prior year. The increase in net income in the third fiscal quarter was primarily due to lower selling, general and administrative expense, the gain on sale of the Pawtucket, RI location and a more favorable income tax rate. The increase in net income in the first nine months of fiscal 2020 was primarily due to a nonrecurring impairment of goodwill charge recognized in the prior year, the gain on sale of the Pawtucket, RI location, a lower pension expense in the current period and a more favorable income tax rate.

Other Important Performance Measures

The Company believes that EBITDA, Adjusted EBITDA and Free Cash Flow are useful performance measures. They are used by the Company’s executive management team to measure operating performance, to allocate resources, to evaluate the effectiveness of the Company’s business strategies and to communicate with the Board of Directors concerning financial performance. The Company believes EBITDA, Adjusted EBITDA and Free Cash Flow are also useful to investors. EBITDA is useful in comparing the core operations of the business from period to period by removing the impact of the Company’s capital structure (through interest expense), asset base (through depreciation and amortization) and tax rate, and in evaluating operating performance relative to others in the industry. Adjusted EBITDA allows for comparison to the Company’s performance in prior periods without the effect of items that, by their nature, tend to obscure the Company’s core operating results due to the potential variability across periods based on their timing, frequency and magnitude. Free Cash Flow provides a means for measuring the cash generated from operations that is available for mandatory obligations, including interest payments and debt repayment, and discretionary investment opportunities such as funding acquisitions, product and market development and paying dividends. As a result, management believes these metrics, which are commonly used by financial analysts and others in the industries in which the Company operates, enhance the ability of investors to analyze trends in the Company’s business and evaluate the Company’s performance relative to peer companies and the past performance of the Company itself. EBITDA, Adjusted EBITDA and Free Cash Flow are non-U.S. GAAP financial measures.

Chase Corporation defines EBITDA as net income before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets. The Company defines Adjusted EBITDA as EBITDA excluding costs and (gains) losses related to the Company’s acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement (gains) losses resulting from lump-sum distributions to participants from the Company’s defined benefit plans, operations optimization costs, impairment losses on long-lived assets, and other significant items. The Company defines Free Cash Flow as net cash provided by operating activities less purchases of property, plant and equipment.

The use of EBITDA, Adjusted EBITDA and Free Cash Flow has limitations and these performance measures should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income and net cash provided by operating activities. None of these measures should be interpreted as representing the residual cash flow of the Company available solely for discretionary expenditures or to invest in the growth of the business, since it may have certain non-discretionary expenditures that are not deducted from these measures, including scheduled principal and (in the case of Free Cash Flow) interest payments on outstanding debt. The Company’s measurement of EBITDA, Adjusted EBITDA and Free Cash Flow may not be comparable to similarly-titled measures used by other companies.

The following table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net income	$9,908	$8,541	$25,149	$22,637
Interest expense	67	91	178	457
Income taxes	2,619	3,647	8,254	8,291
Depreciation expense	948	1,143	2,989	3,634
Amortization expense	2,898	3,114	8,724	9,339
EBITDA	$16,440	$16,536	$45,294	$44,358
Operations optimization costs (a)	268	193	977	453
Gain on sale of real estate (b)	(760)	—	(760)	—
Pension settlement costs (c)	75	11	75	484
Loss on impairment of goodwill (d)	—	—	—	2,410
Adjusted EBITDA	$16,023	$16,740	$45,586	$47,705

(a)	Represents costs to relocate certain production operations from Granite Falls, NC to Hickory, NC and to perform certain exploratory work into upgrading the Company’s companywide ERP system, both incurred in the first half of fiscal 2020, Pawtucket, RI facility closure and moving costs recognized in the first quarter of fiscal 2019 and the third quarter of fiscal 2020; and severance expense recognized in the third quarter of fiscal 2020
(b)	Represents April 2020 gain on sale of the Pawtucket, RI location
(c)	Represents pension-related settlement costs due to the timing of lump-sum distributions
(d)	Represents loss on impairment of goodwill related to the polyurethane dispersions business in the second quarter of fiscal 2019

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow for the periods presented (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net cash provided by operating activities	$15,204	$12,972	$42,665	$30,275
Purchases of property, plant and equipment	(217)	(537)	(1,044)	(1,841)
Free Cash Flow	$14,987	$12,435	$41,621	$28,434

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance increased $35,488,000 to $83,259,000 at May 31, 2020, from $47,771,000 at August 31, 2019. The increased cash balance is primarily attributable to cash provided by operations of $42,665,000, partially netted against a $7,539,000 dividend paid in December 2019. Of the above-noted amounts, $19,494,000 and $17,235,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of May 31, 2020 and August 31, 2019, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in the first nine months of fiscal year 2020. Please see Note 17 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $42,665,000 in the first nine months of fiscal year 2020 compared to $30,275,000 in the same period in the prior year. Cash provided by operations during the current period was primarily related to operating income. Positively impacting the cash flow from operations was a decrease in accounts receivable, as the Company had lower sales in the third quarter of the current year.

The ratio of current assets to current liabilities was 7.0 as of May 31, 2020 compared to 6.0 as of August 31, 2019. The ratio increased over the first nine months of fiscal 2020 primarily as a result of the net increase in cash and cash equivalents.

Cash flow provided by investing activities of $651,000 was largely due to the net cash received for the sale of the Pawtucket, RI facility, partially offset by cash spent on capital purchases of machinery and equipment in fiscal 2020.

Cash flow used in financing activities of $8,023,000 was primarily due to payment of the annual dividend in December 2019.

On November 13, 2019, Chase Corporation announced a cash dividend of $0.80 per share (totaling $7,539,000). The dividend was paid on December 4, 2019 (the second quarter of fiscal 2020) to shareholders of record on November 26, 2019.

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict the ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size. It also requires the Company to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The Company was in compliance with the debt covenants as of May 31, 2020. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio or, at the Company’s option, at the bank’s base lending rate. At May 31, 2020, there was no outstanding principal balance, and as such no applicable interest rate.

The Company has several ongoing capital projects, as well as its facility rationalization and consolidation initiative, which are important to its long-term strategic goals.  Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in the Company’s production facilities.

The Company may acquire companies or other assets in future periods which are complementary to the existing business.  The Company believes that its existing resources, including cash on hand and the Credit Agreement, together with cash generated from operations and additional bank borrowings, will be sufficient to fund the its cash flow requirements through at least the next twelve months.  However, there can be no assurance that additional financing, if needed, will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

The Company has no significant off-balance sheet arrangements.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 for a complete discussion of its contractual obligations.

Recent Accounting Standards

Please see Note 2 — “Recent Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of the effects of recently issued and recently adopted accounting pronouncements.

Critical Accounting Policies

Chase Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, the Company must make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, the Company reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the Company’s estimates.  To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected.  The Company bases its estimates and judgments on historical experience and other assumptions that it believes to be reasonable at the time and under the circumstances, and it evaluates these estimates and judgments on an ongoing basis.  The Company refers to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Management believes that there have been no material changes during the nine months ended May 31, 2020 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase Corporation limits the amount of credit exposure to any one issuer.  At May 31, 2020, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of its funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase Corporation’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of May 31, 2020, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at May 31, 2020
GBP	British Pound	$11,148
EUR	Euro	$4,086
CAD	Canadian Dollar	$1,498
CNY	Chinese Yuan	$389
INR	Indian Rupee	$344

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation gain for the nine months ended May 31, 2020 in the amount of $318,000 related to Chase Corporation’s European and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt at May 31, 2020 (having been paid in full during the third fiscal quarter of 2019). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material direct effect on the Company’s Condensed Consolidated Financial Statements.

Item 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Chase Corporation’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carries out a variety of ongoing procedures under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of its disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

The Company is involved from time to time in litigation incidental to the conduct of its business. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, results of operations or cash flows, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements agreed to, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which could materially affect its business, financial condition or future results. The risk described below, and the risks described in Chase Corporation’s 2019 Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to Chase Corporation or that it currently deems to be immaterial also may materially and adversely affect its business, financial condition, or operating results.

The Company’s results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus disease 2019 (COVID-19) pandemic.

The global spread of the coronavirus disease 2019 (COVID-19) pandemic has created significant volatility, uncertainty and economic disruption. The Company has already experienced lower sales in certain product lines and certain markets as a result of the economic disruption, and it has initiated cost-saving measures, including a targeted reduction of approximately 4.5% of the Company’s global workforce, in response to the uncertainties associated with the scope and duration of the pandemic. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results in future periods will depend on numerous evolving factors that it may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on its customers’ demand for its goods and services and its vendors ability to supply it with raw materials; its ability to sell and provide goods and services, including as a result of travel restrictions and people working from home; the ability of its customers to pay for goods and services; and any closures of its customers’ offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

Further, the effects of the pandemic may also increase the Company’s cost of capital or make additional capital, including the refinancing of its credit facility, more difficult or available only on terms less favorable to it. A sustained downturn may also result in the carrying value of the Company’s goodwill or other intangible assets exceeding their fair value, which may require it to recognize an impairment to those assets. A sustained downturn in the financial markets and asset values may have the effect of increasing the Company’s pension funding obligations in order to ensure that its qualified pension plans continue to be adequately funded, which may divert cash flow from other uses. The effects of the pandemic, including remote working arrangements for employees, may also impact the Company’s financial reporting systems and internal control over financial reporting, including its ability to ensure information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect the Company’s business, financial condition, results of operations and/or stock price.

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

Chase Corporation

Dated: July 8, 2020	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: July 8, 2020	By:	/s/ Christian J. Talma
Christian J. Talma
Treasurer and Chief Financial Officer