Form 10-K
period 2020-08-31
CHASE CORP
filed 2020-11-12
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

AUGUST 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ◻  NO ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ◻ NO ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧ NO ◻

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, February 29, 2020, was approximately $465,871,000.

As of October 31, 2020, the Company had outstanding 9,445,474 shares of common stock, $0.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended August 31, 2020, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2020

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

In the fourth quarter of our fiscal year 2019 (the prior year), we reorganized from two into three reportable operating segments: an Adhesives, Sealants and Additives segment, an Industrial Tapes segment and a Corrosion Protection and Waterproofing segment. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets. The Adhesives, Sealants and Additives segment (whose operations were formerly included within the Industrial Materials segment) offers innovative and specialized product offerings consisting of both end-use products and intermediates that are used in, or integrated into, another company’s products. Demand for the segment’s product offerings is typically dependent upon general economic conditions. This segment leverages the core specialty chemical competencies of the Company, and serves diverse markets and applications. The segment sells predominantly into the transportation, appliance, medical, general industrial and environmental market verticals. The Industrial Tapes segment (whose operations were formerly included within the Industrial Materials segment) features legacy wire and cable materials, specialty tapes, and other laminated and coated products. The segment derives its competitive advantage through its proven chemistries, diverse specialty offerings and the reliability its supply chain offers to end customers. These products are generally used in the assembly of other manufacturers’ products, with demand typically dependent upon general economic conditions. This segment sells mostly to established markets, with some exposure to growth opportunities through further development of existing products. Markets served include cable manufacturing, utilities and telecommunications, and electronics packaging. The Corrosion Protection and Waterproofing segment (formerly known as the Construction Materials segment) is principally composed of project-oriented product offerings that are primarily sold and used as “Chase” branded products. End markets include new and existing infrastructure projects on oil, gas, water and wastewater pipelines, highways and bridge decks, water and wastewater containment systems, and commercial buildings. The segment’s products include protective coatings for pipeline applications, coating and lining systems for waterproofing and liquid storage applications, adhesives and sealants used in architectural and building envelope waterproofing applications, high-performance polymeric asphalt additives, and expansion joint systems for waterproofing applications in transportation and architectural markets. With sales generally dependent on outdoor project work, the segment experiences highly seasonal sales patterns. Our manufacturing facilities are distinct to their respective segments apart from our O’Hara Township, PA, Blawnox, PA and Hickory, NC facilities, which produce products related to a combination of operating segments.

A summary of our operating structure as of August 31, 2020 is as follows:

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

In June 2016, we further expanded our international presence through the purchase of Spray Products (India) Private Limited, located in Pune, India. This business enhances the Company’s ability to provide technical, sales, manufacturing, chemical handling and packaging services in the region and works closely with our HumiSeal manufacturing operation in Winnersh, Wokingham, England. In December 2016, the business was renamed HumiSeal India Private Limited.

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

Pulling and detection tapes used in the installation, measurement and location of fiber optic cable, and water and natural gas lines.

Lenoir, NC Suzhou, China Hickory, NC

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

In the third quarter of 2019, we began relocating the pulling and detection tapes manufacturing process from our Granite Falls, NC location to our Hickory, NC location. This relocation was completed in the second quarter of fiscal 2020.

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

Waterproofing membranes for highway bridge deck metal-supported surfaces.

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

Other Business Developments

On September 1, 2020 (subsequent to fiscal 2020), the Company acquired all the capital stock of ABchimie for €18,000,000 (approximately $21,420,000 at the time of the transaction) net of cash and marketable securities acquired, subject to final working capital adjustment, excluding acquisition-related costs of $274,000 and with a potential earn out based on performance potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction). ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and the protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded 100% with cash on hand. The financial results of the business will be included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed and anticipates completion within fiscal 2021. The ABchimie acquisition does not represent a significant business combination so pro forma financial information is not provided.

The Company’s second quarter of fiscal 2020 saw the beginning of the global spread of the coronavirus pandemic (COVID-19), which subsequently grew to create significant volatility, uncertainty, and global economic disruption. During the third fiscal quarter, the Company implemented changes to its cost structure designed to address market changes brought on by COVID-19 and demonstrate its commitment to fiscal prudence: (a) the Company made a targeted reduction in its global workforce, contemplated pre-pandemic but catalyzed by COVID-19, which resulted in the recognition of $183,000 in severance costs during the period; and (b) the Company also instituted a temporary 20% reduction in the base salaries of its named executive officers and select members of senior management, as well as the cash compensation of the non-employee members of its Board of Directors. The reduction in force, which impacted operations in the Company’s U.S. facilities, and the adjustments in compensation were both effective May 2020.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559,000 in expense related to the move in the six-month period ended February 29, 2020, having recognized $526,000 in expense during the second half of fiscal 2019. No costs were recognized in the six months ended August 31, 2020, and future costs related to this move are not anticipated to be significant to the consolidated financial statements.

During the fourth quarter of fiscal 2019 (prior year), Chase commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s ongoing facility rationalization and consolidation initiative. Chase completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020 (current year). Following the review, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $405,000 to write-down the value. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

Products and Markets

Our principal products are specialty tapes, laminates, adhesives, sealants, coatings and chemical intermediates which are sold by our salespeople, manufacturers' representatives and distributors.  In our Adhesives, Sealants and Additives segment, these products consist of:

(i)	moisture protective coatings, which are sold to the electronics industry for circuitry manufacturing, including circuitry used in automobiles, industrial controls and home appliances;

(ii)	advanced adhesives, sealants, and coatings for automotive and industrial applications that require specialized bonding, encapsulating, environmental protection, or thermal management functionality;

(iii)	polymeric microspheres utilized by various industries to allow for weight and density reduction and sound dampening;

(iv)	polyurethane dispersions utilized for various coating products; and

(v)	superabsorbent polymers, which are utilized for water and liquid management, remediation and protection in diverse markets including wire and cable, medical, environmental, infrastructure, energy and consumer products.

In our Industrial Tapes segment, these products consist of:

(i)	insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers;

(ii)	laminated film foils, including EMI/RFI shielding tapes used in communication and local area network (LAN) cable;

(iii)	industrial coated or laminate products and custom manufacturing services sold into medical, consumer, automotive, packaging, energy, telecommunications and other specialized markets;

(iv)	laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

(v)	pulling and detection tapes used in the installation, measurement and location of fiber optic cable, water and natural gas lines, and power, data, and video cable for commercial buildings; and

(vi)	cover tapes with reliable adhesive and anti-static properties essential to delivering semiconductor components via tape and reel packaging.

In our Corrosion Protection and Waterproofing segment, these products consist of:

(i)	protective coatings, tapes and protectants for pipelines, valves, casings and other metals, which are sold to oil companies, gas companies and water/wastewater utilities for use in both the construction and maintenance of oil, gas, water and wastewater pipelines;

(ii)	fluid-applied coating and lining systems for use in the water and wastewater industry;

(iii)	waterproofing tapes and coatings used in waterproofing of the exterior of both commercial and industrial structures;

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

Human Capital Resources

As of October 31, 2020, we employed approximately 619 people (including union employees). 80% are U.S. based and 20% international. 29% of our employees work in administrative, selling and research and development functions, while 71% work in the manufacture of our products at our facilities. We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

Backlog, Customers and Competition

As of October 31, 2020, the backlog of customer orders believed to be firm was approximately $15,949,000.  This compared with a backlog of $17,930,000 as of October 31, 2019. The decrease in backlog from the prior year amount is believed to be primarily due to changes in customers’ ordering patterns in the current COVID-19 environment. During fiscal 2020, 2019 and 2018, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

As of August 31, 2020, we owned the following trademarks that we believe were of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company’s business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons®, a trademark for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water-blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; DuraDocument®, a trademark for durable, laminated papers sold to the digital print industry; Defender® a trademarked RFID protective material sold to the personal accessories and paper industries; Tapecoat®, a trademark for corrosion preventive surface coatings and primers; Maflowrap®, a trademark for anti-corrosive tapes incorporating self-adhesive mastic or rubber-backed strips, made of plastic materials; Royston®, a trademark for a corrosion-inhibiting coating composition for use on pipes; Ceva®, a trademark for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid-applied coating and lining systems used in the water and wastewater industry; ServiWrap® trademarks for pipeline protection tapes, coatings and accessories; NEPTCO®, a trademark used in conjunction with most of NEPTCO’s products marketing material and communications; NEPTAPE®, a trademark for coated shielding and insulation materials used in the wire and cable industry; Muletape®, a trademark for pulling and installation tapes sold to the telecommunications industry; Trace-Safe®, a trademark for detection tapes sold to the telecommunications and water and gas utilities industries; Dualite®, a trademark for polymeric microspheres utilized for density and weight reduction and sound dampening by various industries; 4EvaSeal®, a trademark for adhesive-backed tape utilized in various industries; Resin Designs®, a trademark for adhesives and sealants sold into the microelectronics and semiconductor industries; SlickTape®, a trademark for a lubricated shielding tape sold to the wire and cable industry; HighDraw®, a trademark for a highly extensible shielding tape sold to the wire and cable industry; ZapZorb®, a trademark for environmental solidification products that are designed to meet the specific challenges posed by a wide range of liquid-bearing waste streams; ZapLoc®, a trademark for medical waste solidifier products packaged in bottles or larger packages; and ZapPak®, a trademark for medical waste solidifier products packaged in dissolvable film. We do not have any other material trademarks, licenses, franchises, or concessions. While we do hold various patents, as well as other trademarks, we do not believe that they are material to the success of our business.

Research and Development

We expensed approximately $4,007,000, $4,021,000 and $3,940,000 for Company-sponsored research and development during fiscal 2020, 2019 and 2018, respectively, which was recorded within Research and Product Development Costs. Research and development stayed consistent from fiscal 2019 to 2020 as the Company continued focused development work on strategic product lines. The increase in expense from fiscal 2018 to 2019 came as the Company recognized its first full fiscal year with the established research and development department of Zappa Stewart (acquired in the second quarter of fiscal 2018).

Available Information

Chase maintains a website at http://www.chasecorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after they are filed or furnished with the SEC. Our Code of Conduct and Ethics and the charters for the Audit Committee, the Nominating and Governance Committee and the Compensation and Management Development Committee of our Board of Directors are also available on our internet website. The Code of Conduct and Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Shareholder and Investor Relations Department, at 295 University Avenue, Westwood, Massachusetts 02090. Our internet website and the information contained on it or connected to it are not part of nor incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

Operational and Competitive Risks

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

The global spread of the coronavirus disease 2019 (COVID-19) pandemic has created significant volatility, uncertainty and economic disruption. The Company experienced lower sales as a result of the economic disruption, and it has initiated cost-saving measures, including a targeted workforce reduction, in response to the uncertainties associated with the scope and duration of the pandemic. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results in future periods will depend on numerous evolving factors that it may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on its customers’ demand for its goods and services and its vendors ability to supply it with raw materials; its ability to sell and provide goods and services, including as a result of travel restrictions and people working from home; the ability of its customers to pay for goods and services; and any closures of its customers’ offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

Further, the effects of the pandemic may also increase the Company’s cost of capital or make additional capital, including the refinancing of its credit facility, more difficult or available only on terms less favorable to it. A sustained downturn may also result in the carrying value of the Company’s goodwill or other intangible assets exceeding their fair value, which may require it to recognize an impairment to those assets. A sustained downturn in the financial markets and asset values may have the effect of increasing the Company’s pension funding obligations in order to ensure that its qualified pension plan continues to be adequately funded, which may divert cash flow from other uses. The effects of the pandemic, including remote working arrangements for employees, may also impact the Company’s financial reporting systems and internal control over financial reporting, including its ability to ensure information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Strategic Risks

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

International Risks

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our international operations.

Our strategy includes expansion of our operations in existing and new international markets by selective acquisitions and strategic alliances. Our ability to successfully execute our strategy in international markets is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by our ability to identify and gain access to local suppliers as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. The ongoing negotiations to determine the terms of the U.K.’s exit from the European Union (Brexit), pose risks of volatility in global markets and, given our exposure and presence in the U.K., could specifically affect our operations and future financial results. Risks inherent in our international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and trade policies and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on future costs or on future cash flows from our international operations.

Current and threatened tariffs on goods from China and other countries could result in lower revenue, profits and cash flows.

The Company imports raw materials from China, makes sales of finished goods into China and has manufacturing operations in China. The Company works to lower the potential negative effects of the tariffs through seeking alternative sources for our raw materials, when available and pragmatic, and, in certain cases, through altering our manufacturing logistics by utilizing non-U.S. manufacturing where tariffs do not apply. While we also attempt to pass on these additional costs to our customers, competitive factors (including competitors who import from other countries not subject to such tariffs) may limit our ability to sustain price increases and, as a result, may adversely impact our revenue, profits and cash flows. In addition, the imposition of tariffs may influence the sourcing habits of certain end users of our products which, in turn, could have a direct impact on the requirements of our direct customers for our products. Such an impact could adversely affect our revenue, profits and cash flows.

Industry Risks

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

The cumulative effect of higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, unsettled financial markets, and other economic factors (including changes in foreign currency exchange rates and changes to federal, state, local and international tax laws or the application or enforcement practices of such laws) could adversely affect our financial condition by increasing our manufacturing costs and other expenses at the same time that our customers may be scaling back demand for our products. Prices of certain commodity products, including oil and petroleum-based products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, weather events and climate change, regional and global public health crises, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors can increase our cost of products and services sold and/or selling, general and administrative expenses, and otherwise adversely affect our operating results. Disruptions in the credit markets may limit our ability to access debt capital for use in acquisitions or other purposes on advantageous terms or at all. If we are unable to manage our expenses in response to general economic conditions and margin pressures, or if we are unable to obtain capital for strategic acquisitions or other needs, then our results of operations would be negatively affected.

Other Risks

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

Significant and sustained declines in the financial markets may have a material adverse effect on the fair market value of the assets of our qualified pension plan. While these pension plan assets are considered non-financial assets since they are not carried on our balance sheet (i.e. the balance sheet reflects only the net of plan assets and obligations), the fair market valuation of these assets could impact our funding requirements, funded status or net periodic pension cost. Any significant and sustained declines in the fair market value of these pension assets could require us to increase our funding requirements, which would have an impact on our cash flow, and could also lead to additional pension expense.

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

As discussed in our Annual Report on Form 10-K for the year ended August 31, 2018 (under "Controls and Procedures"), our management concluded that, as of August 31, 2018, we had a material weakness in our internal control over financial reporting related to our business combination processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have remediated the identified material weakness, but no assurances can be given that management will not identify in the future other internal control deficiencies that constitute a material weakness in our internal control over financial reporting or that any such material weakness will be remediated in a timely fashion.

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

We are highly dependent on automated systems to record and process our daily transactions and certain other components of our financial statements.  Notwithstanding efforts to ensure the integrity of our automated systems, we could experience a failure of one or more of these systems, or a compromise of our security due to technical system flaws, data input or recordkeeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties.  Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, pandemics, computer viruses, cyber-attacks, malware, ransomware, and electrical/telecommunications outages). All of these risks are also applicable wherever we rely on outside vendors to provide services.  Operating system failures, disruptions, or the compromise of security with respect to operating systems or portable electronic devices could subject us to liability claims, harm our reputation, interrupt our operations, or adversely affect our business, results from operations, financial condition, cash flow or internal control over financial reporting.

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

The principal properties of the Company as of August 31, 2020 are situated at the following locations and have the following characteristics:

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

Manufacture and sale of pulling and detection tapes, as well as research and development services, (through the second quarter of fiscal 2020, when operations were relocated to our Hickory, NC facility). The building is currently being leased to a third party

Greenville, SC	34,600	Leased	Manufacture and sale of polymeric microspheres, as well as research and development
Hickory, NC	180,000	Leased	Manufacture and sale of superabsorbent polymer products and pulling and detection tapes, as well as research and development
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Lenoir, NC	110,000	Owned	Manufacture and sale of laminated film foils and cover tapes
McLeansville, NC	41,000	Leased	Sales/technical service office and warehouse for superabsorbent polymer products
Mississauga, Canada	2,500	Leased	Distribution center
Newark, CA	32,500	Leased	Manufacture and sale of sealant systems
O’Hara Township, PA	109,000	Owned	Manufacture and sale of protective electronic coatings, expansion joints and accessories
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paris, France	1,900	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market
Pune, India	4,650	Leased	Manufacture, packaging and sale of protective electronic coatings
Rotterdam, Netherlands	2,500	Leased	Distribution center
Rye, East Sussex, England	36,600	Owned	Manufacture and sale of protective coatings and tape products
Suzhou, China	48,000	Leased	Manufacture of packaging tape products for the electronics industries
Winnersh, Wokingham, England	18,800	Leased	Manufacture and sale of protective electronic coatings, as well as research and development
Woburn, MA	34,000	Leased	Manufacture and sale of adhesive systems, as well as research and development

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

Item 4a – INFORMATION ABOUT OUR Executive OfficerS

The following table sets forth information concerning our Executive Officers as of October 31, 2020.  Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Adam P. Chase	48	President of the Company since January 2008, Chief Executive Officer of the Company since February 2015. Adam Chase was the Chief Operating Officer of the Company from February 2007 to February 2015.
Peter R. Chase	72

Chairman of the Board of the Company since February 2007, and Executive Chairman of the Company since February 2015. Peter Chase was the Chief Executive Officer of the Company from September 1993 to February 2015. Peter Chase is the father of Adam Chase.

Christian J. Talma	47

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

PART II

Item 5 – Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol CCF.  As of October 31, 2020, there were 320 shareholders of record of our Common Stock and we believe there were approximately 6,435 beneficial shareholders who held shares in nominee name. On that date, the closing price of our common stock was $95.16 per share as reported by the NYSE American.

Single annual cash dividend payments were declared and scheduled to be paid subsequent to each year ended August 31, 2020, 2019 and 2018 in the amount of $0.80 per common share. Our revolving credit facility contains financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the “S&P 500 Index”), and a composite peer index that is weighted by market equity capitalization (the “Peer Group Index”). The companies included in the Peer Group Index are Henkel AG & Co KGaA, H.B. Fuller Company, Intertape Polymer Group, Rogers Corporation and RPM International, Inc. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2015 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

	2015	2016	2017	2018	2019	2020
Chase Corp	$100	$165	$243	$324	$264	$259
S&P 500 Index	$100	$113	$131	$157	$161	$196
Peer Group Index	$100	$128	$133	$136	$114	$123

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

	Fiscal Years Ended August 31,
	2020	2019	2018	2017	2016

	(In thousands, except per share amounts)
Statement of Operations Data
Revenue	$261,162	$281,351	$284,188	$252,560	$238,094
Net income	$34,157	$32,711	$43,143	$42,014	$32,807
Net income available to common shareholders, per common and common equivalent share:
Basic:
Net income per common and common equivalent share	$3.62	$3.48	$4.60	$4.49	$3.55
Diluted:
Net income per common and common equivalent share	$3.59	$3.46	$4.56	$4.44	$3.50
Balance Sheet Data
Total assets	$346,830	$307,968	$316,469	$254,738	$262,819
Long-term debt, including current portion	$—	$—	$25,000	$—	$43,400
Total stockholders' equity	$302,792	$271,227	$246,756	$210,929	$174,089
Cash dividends paid per common and common equivalent share	$0.80	$0.80	$0.80	$0.70	$0.65

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2020	2019	2018

	(Dollars in thousands)
Revenue	$261,162	$281,351	$284,188
Net income	$34,157	$32,711	$43,143
Increase (decrease) in revenue from prior year
Amount	$(20,189)	$(2,837)	$31,628
Percentage	(7)%	(1)%	13%
Increase (decrease) in net income from prior year
Amount	$1,446	$(10,432)	$1,129
Percentage	4%	(24)%	3%

Percentage of revenue:
Revenue	100%	100%	100%
Cost of products and services sold	62	64	62
Selling, general and administrative expenses	19	17	17
Research and Product Development Costs	2	1	1
Other (income) expense, net	*	2	*
Income before income taxes	17%	15%	20%
Income taxes	4	4	5
Net income	13%	12%	15%

* denotes less than one percent

Note: Some percentage of revenue amounts may not sum due to rounding

Overview

Chase Corporation emphasized operational and financial discipline in fiscal 2020, a year which continued the macrotrend revenue drag observed in the prior year, and ultimately saw the spread of the coronavirus pandemic (COVID-19) across all geographies served by the Company. Domestic and international top-line headwinds attributable to the pandemic affected all three of the Company’s operating segments, while the prior year tightness in Asian markets persisted. Through this, the Company was able to increase its relative gross margin, complete the consolidation of its pulling and detection operations into its existing Hickory, NC location, liquidate two real estate assets for gains and achieve a year-over-year increase in cashflows from operations.

Chase Corporation’s balance sheet remained strong at August 31, 2020, with cash on hand of $99,068,000, a current ratio of 7.7 and no outstanding principal balance owed on the Company’s $150,000,000 revolving credit facility. The Company took advantage of its solid financial position with its September 2020 (fiscal 2021) cash on hand funded purchase of ABchimie, a Corbelin, France headquartered solutions provider for the cleaning and the protection of electronic assemblies, with further formulation, production, and research and development capabilities.

As an extension of the Company’s pre-existing facility consolidation and rationalization initiative, the Company implemented certain changes in its cost structure in fiscal 2020 designed to address market dynamics brought on by COVID-19. In the third fiscal quarter, these included: (a) a targeted 4.5% reduction in the Company’s global workforce, contemplated pre-pandemic but catalyzed by COVID-19; and (b) the institution of a temporary 20% reduction in the base salaries of named executive officers and select members of senior management, as well as the cash compensation of the non-employee members of the Board. The Company remains profitable with sufficient cash on hand to continue to meet its short- and long-term strategic objectives and implemented the aforementioned expense reductions as a demonstration of fiscal prudence during these uncertain times.

Chase Corporation is a supplier of several essential industries, providing products to critical industries such as healthcare, utilities, infrastructure and telecommunications, and throughout the COVID-19 effected period of fiscal 2020, successfully maintained business continuity for the Company’s global customers. As of August 31, 2020, all the Company’s facilities were operational, with only two facilities, Pune, India and Newark, CA, having experienced prior temporary closures due to separate general government orders. However, given the magnitude of the uncertainty that COVID-19 has broadly placed on global markets, the pandemic’s long-term effects on the Company’s results and the Company’s ability to maintain current service levels cannot currently be estimated. The Company will continue to assess the situation and take the appropriate actions to ensure it is in the strongest position possible.

During the second fiscal quarter of 2020, the relocation of the Company’s pulling and detection product line production operations from the Granite Falls, NC facility to the existing Hickory, NC facility was completed. In the third fiscal quarter of 2020, the Company completed the sale of its Pawtucket, RI location for a net gain. Also during the third quarter, the administrative functions based in the Pawtucket, RI location were moved into the Company’s existing Westwood, MA location. In the fourth fiscal quarter of 2020, the Company sold its Randolph, MA property for a net gain.

Net cash provided by operating activities exceeded that of the prior year, with the Company’s cash position continuing the positive trend seen in the latter half of fiscal 2019 (prior year) following the full payoff of its outstanding debt. The Company held no outstanding balance on its $150,000,000 revolving credit facility as of August 31, 2020. The revolving credit facility allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as identified.

Revenue from the Adhesives, Sealants and Additives segment decreased versus the prior year. Sales volume within the electronic and industrial coatings product line decreased in North American, European, and Asian markets. This decrease was attributable to the effects of the COVID-19 pandemic on the already strained automotive and industrial markets, and Asian headwinds. The Company’s specialty chemical intermediates product line sales, which have a North American concentration, also experienced a volume drop as compared to the prior year.

Net sales decreased in the Industrial Tapes segment as compared to the prior year, with the cable materials and specialty products product lines driving the top-line remission. A primary driver in the sales reduction in the specialty products product line was the Company’s planned exit from providing transitional toll manufacturing services to the common purchaser of its former structural composites rod and fiber optical cable components businesses, with sales tapering in the first quarter of fiscal 2020 and fully ending in the second quarter. The Company’s electronic materials product line, which sells nearly exclusively to Asian markets, achieved sales growth over the prior year. The pulling and detection product line, carried by sales momentum in the North American utility and telecommunication markets, also achieved a year-over-year increase in sales.

The Company’s Corrosion Protection and Waterproofing segment’s sales decreased compared to the prior year. The building envelope product line’s sales were unfavorable to the prior year, driving the segment’s overall unfavorable results. The coating and lining systems, bridge and highway and pipeline coatings product lines all saw sales increases over the prior year. The pipeline coatings product line results were driven by increased sales by our Rye, U.K. facility, especially in the fourth fiscal quarter of 2020 with sales into the Middle East.

Through mergers, acquisitions and divestitures, its marketing and product development efforts and its ability to rationalize and consolidate its operations, the Company remains focused on its core strategies for sustainable long-term growth.

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

Protective tape and coating products and services, including insulating and conducting materials for wire and cable manufacturers; laminated durable papers, packaging and industrial laminate products and custom manufacturing services; pulling and detection tapes used in the installation, measurement and location of fiber optic cable and water and natural gas lines; cover tapes essential to delivering semiconductor components via tape and reel packaging; and composite materials elements (now divested).

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

(1)	Product line was substantially divested with the sale of the structural composites rod business on April 20, 2018. Custom manufacturing performed for the purchaser of the structural composites rod business subsequent to the sale is included within the specialty products product line.

Results of Operations

Revenue and Income Before Income Taxes by Segment are as follows:

		Income Before		% of
	Revenue	Income Taxes		Revenue

	(Dollars in thousands)
Fiscal 2020
Adhesives, Sealants and Additives	$96,208	$25,953		27%
Industrial Tapes	118,960	31,237	(a)	26%
Corrosion Protection and Waterproofing	45,994	16,638	(b)	36%
	$261,162	73,828		28%
Less corporate and common costs		(28,508)	(c)
Income before income taxes		$45,320

Fiscal 2019
Adhesives, Sealants and Additives	$104,796	$27,142	(d)	26%
Industrial Tapes	129,845	28,216	(e)	22%
Corrosion Protection and Waterproofing	46,710	15,909	(f)	34%
	$281,351	71,267		25%
Less corporate and common costs		(27,714)	(g)
Income before income taxes		$43,553

Fiscal 2018
Adhesives, Sealants and Additives	$101,690	$35,190	(h)	35%
Industrial Tapes	130,598	30,886	(i)	24%
Corrosion Protection and Waterproofing	51,900	18,178		35%
	$284,188	84,254		30%
Less corporate and common costs		(27,289)	(j)
Income before income taxes		$56,965

(a)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first six months of fiscal 2020
(b)	Includes $170 gain on the refund of a payment made in fiscal 2019 related to engineering studies performed to assess potential operational changes and further plant rationalization and consolidation and an expense of $405 for the write-down of certain assets under construction.
(c)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to the Company’s companywide ERP system, a $760 gain related to the April 2020 sale of the Company’s Pawtucket, RI location, a $1,791 gain related to the August 2020 sale of the Company’s Randolph, MA property, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, $155 of pension-related settlement costs due to the timing of lump-sum distribution and $274 in acquisition-related costs attributable to the September 2020 (fiscal 2021) acquisition of ABchimie
(d)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business
(e)	Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019, and $526 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the second half of fiscal 2019
(f)	Includes $200 of expense related to engineering studies performed to assess potential future operational changes and further plant rationalization and consolidation, see note (b)
(g)	Includes $511 of pension-related settlement costs due to the timing of lump-sum distributions
(h)	Includes $1,070 of expense related to inventory step-up in fair value attributable to the acquisition of Zappa Stewart
(i)	Includes $1,085 gain on sale of license related to the structural composites product line recorded in the second quarter of fiscal 2018, $1,480 gain on sale of business related to the April 2018 sale of the structural composites rod business and $1,272 of expense related to the exit of our Pawtucket, RI location in the fourth quarter of fiscal 2018
(j)	Includes $393 in acquisition-related expense attributable to the December 2017 acquisition of Zappa Stewart

Total Revenue

Total revenue in fiscal 2020 decreased $20,189,000 or 7% to $261,162,000 from $281,351,000 in the prior year.

Revenue in our Adhesives, Sealants and Additives segment decreased $8,588,000 or 8% to $96,208,000 for the year ended August 31, 2020 compared to $104,796,000 in fiscal 2019. The decreases in revenue from the Adhesives, Sealants and Additives segment in fiscal 2020 was primarily due to the electronic and industrial coatings product line’s $6,276,000 sales volume-driven decrease. North American, European, and Asian automotive and industrial weakness, exacerbated by COVID-19, affected revenue, including the royalty received from the Company’s licensed manufacturer in Asia. Also contributing to the segment’s sales decline was a decrease in revenue from the North American focused specialty chemical intermediates product line, totaling $2,312,000 in fiscal 2020.

Revenue in our Industrial Tapes segment decreased $10,885,000 or 8% to $118,960,000 for the year ended August 31, 2020 compared to $129,845,000 in fiscal 2019. The decrease in revenue for the segment was primarily due to the following: (a) a sales volume demand decrease of $7,880,000 from the North American focused cable materials product line; and (b) revenue reduction of $4,979,000 for the specialty products product line, as the Company ended its arrangement to provide low-margin transitional toll manufacturing services in the second quarter of fiscal 2020. Offsetting the overall sales decreases for the current year were (a) an entirely volume-driven sales increase of $169,000 in the electronic materials product line, which has a near exclusively Asian end-market; and (b) the pulling and detection tapes product line achieving predominately volume-driven revenue growth of $1,805,000, with sales primarily into the North American telecommunication and utility industries.

Revenue from our Corrosion Protection and Waterproofing segment decreased $716,000 or 2% to $45,994,000 for the year ended August 31, 2020 compared to $46,710,000 for fiscal 2019. The segment’s sales decrease in the current year was driven by the building envelope product line’s sales decline of $1,717,000. Partially offsetting the segment’s top-line decline were: (a) the coating and lining systems product line’s $668,000 volume- and price-driven sales increase; (b) the bridge and highway product line’s $244,000 revenue increase; and (c) the pipeline coatings product line’s $89,000 year-over-year increase, driven by increased sales by our Rye, U.K. facility, especially in the fourth fiscal quarter of 2020.

Royalties and commissions in the Adhesive, Sealants and Additives and Industrial Tapes segments totaled $3,420,000, $4,512,000 and $5,226,000 for the years ended August 31, 2020, 2019 and 2018, respectively. The decrease in royalties and commissions in fiscal 2020 compared to both fiscal 2019 and 2018 was primarily due to decreased sales of electronic and industrial coatings products by our licensed manufacturer in Asia.

Export sales from domestic operations to unaffiliated third parties were $30,067,000, $30,582,000 and $42,883,000 for the years ended August 31, 2020, 2019 and 2018, respectively.  The decrease in export sales in fiscal 2020 against fiscal 2019 reflects the overall year-over-year decrease in sales results. The decrease in export sales in fiscal 2019 against fiscal 2018 resulted from decreased export sales into China and Europe.

Total revenue in fiscal 2019 decreased $2,837,000 or 1% to $281,351,000 from $284,188,000 in fiscal 2018. Revenue in our Adhesives, Sealants and Additives segment increased $3,106,000 or 3% to $104,796,000 for the year ended August 31, 2019 compared to $101,690,000 in fiscal 2018. The increase in revenue from our Adhesives, Sealants and Additives segment in fiscal 2019 was primarily due to an increase in revenue from our specialty chemical intermediates product line totaling $7,083,000, which included the first full year of operations from the December 2017 acquired Zappa Stewart business. The segment’s net sales increase was negatively affected by our electronic and industrial coatings product line’s $3,977,000 sales-volume-driven decrease, with headwinds seen most acutely in Asian markets in the second half of the fiscal 2019. These headwinds also manifested in a decreased royalty received from our licensed manufacturer in Asia.

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

Revenue from our Corrosion Protection and Waterproofing segment decreased $5,190,000 or 10% to $46,710,000 for the year ended August 31, 2019 compared to $51,900,000 for fiscal 2018. The decreased revenue for our Corrosion Protection and Waterproofing segment in fiscal 2019 was primarily due to a decrease in sales totaling $4,680,000 in our pipeline coatings products. Our U.K.-produced water and wastewater pipeline products experienced the sharpest decline attributed to tight credit markets in the Middle East regions they sell into, while our U.S.-produced oil and gas pipeline products had sales levels only slightly below fiscal 2018 levels. Our bridge and highway products failed to repeat the large eastern U.S. bridge work laden fiscal year 2018 sales levels in fiscal 2019 and were off by $2,353,000 year-over-year. Partially countering the overall decrease in revenue for the segment were: (a) a $952,000 increase in our building envelope product sales, driven predominantly by an increase in sales volume; and (b) coating and lining systems products, which had a revenue increase of $891,000.

Cost of Products and Services Sold

Cost of products and services sold decreased $18,548,000 or 10% to $161,615,000 for the fiscal year ended August 31, 2020 compared to $180,163,000 in fiscal 2019. As a percentage of revenue, cost of products and services sold decreased to 62% in fiscal 2020 compared to 64% for fiscal 2019.

The following table summarizes the relative percentages of cost of products and services sold to revenue for our three operating segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2020	2019	2018
Adhesives, Sealants and Additives	58%	58%	52%
Industrial Tapes	68%	72%	71%
Corrosion Protection and Waterproofing	55%	57%	57%
Total Company	62%	64%	62%

Cost of products and services sold in our Adhesives, Sealants and Additives segment was $55,902,000 for the fiscal year ended August 31, 2020 compared to $60,345,000 in fiscal 2019. As a percentage of revenue, cost of products and services sold in this segment was consistent at 58% in both fiscal 2020 and fiscal 2019. Cost of products and services sold in our Industrial Tapes segment was $80,351,000 for the fiscal year ended August 31, 2020 compared to $93,299,000 in fiscal 2019. As a percentage of revenue, cost of products and services sold in this segment decreased to 68% in fiscal 2020 compared to 72% for fiscal 2019. Cost of products and services sold in our Corrosion Protection and Waterproofing segment was $25,362,000 for the fiscal year ended August 31, 2020 compared to $26,519,000 in fiscal 2019. As a percentage of revenue, cost of products and services sold in this segment decreased to 55% in fiscal 2020 compared to 57% in fiscal 2019. As a percentage of revenue, cost of products and services overall decreased primarily due to: (a) production efficiencies recognized, most acutely seen at our Oxford, MA and Lenoir, NC locations following the consolidation of our former Pawtucket, RI cable materials plant, and benefiting our Industrial Tapes segment; (b) more favorable sales mix, most specifically obtained in our Industrial Tapes segment, as our lower margin products constituted a comparatively lower portion of total sales; and (c) the full period effects of price increases the Company instituted during fiscal 2019 (prior year) to address inflation then seen in raw material costs.

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

Cost of products and services sold in our Adhesives, Sealants and Additives segment was $60,345,000 for the fiscal year ended August 31, 2019 compared to $53,324,000 in fiscal 2018. As a percentage of revenue, cost of products and services sold in this segment increased to 58% for fiscal 2019 compared to 52% in fiscal 2018. Cost of products and services sold in our Industrial Tapes segment was $93,299,000 for the fiscal year ended August 31, 2019 compared to $92,418,000 in fiscal 2018. As a percentage of revenue, cost of products and services sold in this segment increased to 72% in fiscal 2019 compared to 71% for fiscal 2018. Cost of products and services sold in our Corrosion Protection and Waterproofing segment was $26,519,000 for the fiscal year ended August 31, 2019 compared to $29,394,000 in fiscal 2018. As a percentage of revenue, cost of products and services sold in this segment was consistent at 57% in both fiscal 2019 and fiscal 2018. As a percentage of revenue, cost of products and services overall increased in 2019 compared to 2018 primarily due to: (a) a less favorable sales mix, most specifically felt in our Adhesives, Sealants and Additives segment, as our lower margin products constituted a comparatively higher portion of total sales; (b) increasing supply and demand imbalances and tariffs causing rising raw material costs; and (c) production inefficiencies and additional costs to maintain service levels in the first half of fiscal 2019 at our Oxford, MA and Lenoir, NC locations following the consolidation of our Pawtucket, RI operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $657,000 or 1% to $49,364,000 during fiscal 2020 compared to $48,707,000 in fiscal 2019. As a percentage of revenue, selling, general and administrative expenses increased to 19% of total revenue in fiscal 2020 compared to 17% for fiscal 2019. The year-over-year increase in expenses is primarily attributable to $1,107,000 of additional corporate development and due diligence costs, beyond that included in acquisition-related costs, increased non-cash stock-based compensation expense of $1,032,000 given increased restricted stock and stock option grants in fiscal 2020, which were partially offset by decreased amortization expense of $869,000, as certain intangible assets related to prior acquisitions became fully amortized. The Company continues to closely monitor spending with an emphasis on controlling costs and leveraging existing resources.

During fiscal 2019, selling, general and administrative expenses increased $1,004,000 or 2% to $48,707,000 compared to $47,703,000 in fiscal 2018. As a percentage of revenue, selling, general and administrative expenses stayed consistent at 17% of total revenue for both fiscal 2019 and fiscal 2018. The year-over-year increase in expenses is primarily attributable to: (a) increased amortization expense of $638,000, primarily related to intangible assets acquired in our December 31, 2017 acquisition of Zappa Stewart; and (b) increased selling and commission expense of $252,000, principally related to sales growth on our highest commissionable products in the current year, coupled with the addition of a full year of the established sales force of Zappa Stewart.

Research and Product Development Costs

Research and Product Development Costs decreased $14,000 or less than one percent to $4,007,000 during fiscal 2020, compared to $4,021,000 in fiscal 2019. Research and development stayed relatively consistent from fiscal 2019 to 2020 as the Company continued focused development work on strategic product lines.

During fiscal 2019, Research and Product Development expense increased $81,000 or 2% to $4,021,000 compared to $3,940,000 in fiscal 2018. This increase in expense from fiscal 2018 to 2019 came as the Company recognized its first full fiscal year with the established research and development department of Zappa Stewart (acquired in the second quarter of fiscal 2018).

Operations Optimization Costs

During the third fiscal quarter of 2020, the Company implemented changes in its cost structure designed to address market changes brought on, in part, by COVID-19. These changes included a targeted reduction of approximately 4.5% of the Company’s global workforce. This reduction, which was contemplated pre-pandemic but catalyzed by COVID-19, resulted in the recognition of $183,000 in severance costs during the third quarter of fiscal 2020. The reduction in force, which impacted operations in the Blawnox, PA, Hickory, NC, Lenoir, NC, Evanston, IL, Oxford, MA and Westwood, MA facilities, was effective May 2020.

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

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559,000 in expense related to the move in the six-month period ended February 29, 2020, having recognized $526,000 in expense during the second half of fiscal 2019. No costs were recognized in the six months ended August 31, 2020, and future costs related to this move are not anticipated to be significant to the Consolidated Financial Statements.

During the fourth quarter of fiscal 2019 (prior year), Chase commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s ongoing facility rationalization and consolidation initiative. Chase completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020 (current year). The Company recognized $200,000 in expense related to these services in fiscal 2019, and a gain of $170,000 in fiscal 2020, as certain amounts expensed in fiscal 2019 were refunded. Chase may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

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

Acquisition-Related Costs

In fiscal 2020, the Company incurred $274,000 of costs related to our acquisition of ABchimie.  This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting and actuarial fees) were expensed as incurred within the second, third and fourth quarters of fiscal 2020. The transaction was consummated at the beginning of fiscal 2021.

In fiscal 2018, the Company incurred $393,000 of costs related to our acquisition of Zappa Stewart.  This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting and actuarial fees) were expensed as incurred within the second fiscal quarter of 2018.

Gain on Sale of Real Estate

In August 2020, the Company finalized the sale of its Randolph, MA property for net proceeds of $1,805,000. This transaction resulted in a gain of $1,791,000 which was recorded during the quarter ended August 31, 2020 (fiscal 2020).

In April 2020, the Company finalized the sale of its Pawtucket, RI location for net proceeds of $1,810,000. This transaction resulted in a gain of $760,000 which was recorded during the quarter ended May 31, 2020 (fiscal 2020).

Both properties were classified as assets held for sale as of August 31, 2019 (prior year).

Write-down of certain assets under construction

In the fourth quarter of fiscal 2020, given the results and recommendations of a commissioned engineering study, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $405,000 related to the machinery.

Loss on Impairment of Goodwill

The ordering patterns of the polyurethane dispersions reporting unit’s customers during the three-month period ended February 28, 2019 (fiscal 2019), especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019 indicated an impairment in the carrying value of the reporting unit might have occurred. As such, the Company performed an impairment test on the long-lived assets related to the polyurethane dispersions reporting unit, then part of the Adhesives, Sealants and Additives operating segment, in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure — Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410,000 to loss on impairment of goodwill within the consolidated statement of operations during the quarter ended February 28, 2019.

Interest Expense

Interest expense decreased $273,000 or 53% to $246,000 in fiscal 2020 compared to $519,000 in fiscal 2019. Interest expense decreased $653,000 or 56% to $519,000 in fiscal 2019 compared to $1,172,000 in fiscal 2018. The decrease in interest expense in fiscal 2020 and 2019 is the result of the decreased average outstanding balance of Chase’s revolving debt facility, following the $65,000,000 draw on the facility in December 2017 (fiscal 2018) to substantially fund the Company’s acquisition of Zappa Stewart and subsequent incremental principal payments made.

In fiscal 2018, subsequent to the December 2017 borrowing, the Company made $40,000,000 in payments against the principal. In fiscal 2019, Chase made an additional $25,000,000 in principal payments, paying off the outstanding balance in full as of August 31, 2019.

Gain on Sale of License

In November 2017 (fiscal 2018), the Company entered an agreement with an unrelated party to sell a license, including certain intellectual property, and sell certain construction in process assets, both related to the manufacturing of certain structural composite materials. In the second fiscal quarter of 2018, the transaction was finalized for gross consideration of $1,111,000 comprising cash proceeds of $1,000,000 and foreign tax consideration paid by the purchaser on Chase’s behalf of $111,000. This transaction resulted in a gain of $1,085,000, which was recorded as a gain on sale of license during the fiscal quarter ended February 28, 2018.

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

In relation to this transaction, the purchaser entered into a royalty agreement with the Company. The purchaser will make royalty payments to Chase based on future sales of certain structural composite material manufactured by the purchaser. Royalty revenue recognized in 2019 and 2018 related to this agreement was not material, and this royalty agreement was terminated in fiscal 2019.

Other Income (Expense)

Other expense was $1,675,000 in fiscal 2020 compared to other expense of $992,000 in fiscal 2019, an increase of $683,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts.  The increase in total other expense in fiscal 2020 compared to fiscal 2019 was largely due to the recognition of a larger foreign exchange loss in fiscal 2020 as compared to fiscal 2019.

Other expense was $992,000 in fiscal 2019 compared to other expense of $172,000 in fiscal 2018, an increase of $820,000. The increase in total other expense in fiscal 2019 compared to fiscal 2018 was largely due to the recognition of $511,000 in pension-related settlement costs in fiscal 2019, while no such expense was recognized in fiscal 2018.

Income Taxes

Our effective tax rate for fiscal 2020 was 24.6% as compared to 24.9% and 24.3% in fiscal 2019 and 2018, respectively.

The current and prior years’ effective tax rates were most prominently affected by the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017 and discrete tax benefits related to stock-based compensation, recognized in relation to the Company’s early adoption of ASU 2016-09 and described in more detail below. For fiscal 2020 and 2019, the Company utilized the new 21% Federal tax rate enacted by the Tax Act. During fiscal 2018, Chase utilized a blended rate of 25.7%, based on a combination of four months of operations under the old 35% corporate income tax rate, and eight months at the new 21% rate. Please see Note 7 — “Income Taxes” to the Consolidated Financial Statements for further discussion of the effects of the Tax Act.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the qualified improvement property correction nor other provisions of the CARES Act would result in a material tax benefit to us in future periods. The CARES Act had no material effect on the effective tax rate for fiscal 2020.

The Company early adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”, during the first fiscal quarter of 2017. During the fiscal years ended August 31, 2020, 2019 and 2018, the Company recognized excess tax benefits from stock-based compensation of $149,000, $157,000 and $1,921,000, respectively, within income tax expense on the Consolidated Statements of Operations. The current year and prior year decrease in the benefit resulted from a decrease in certain stock option exercise activity in fiscal 2020 and 2019 as compared to fiscal 2018. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of ASU No. 2016-09.

Net Income

Net income increased $1,446,000 or 4% to $34,157,000 compared to $32,711,000 in fiscal 2019. The increase in net income in fiscal 2020 was primarily due to: (a) a nonrecurring impairment of goodwill charge recognized in the prior year; (b) the gain on sale of the Pawtucket, RI and Randolph, MA locations: and (c) a lower pension expense. Partially offsetting this increase were: (a) acquisition-related costs; (b) a write-down of certain assets under construction; and (c) a larger foreign exchange loss in the current year.

Net income in fiscal 2019 decreased $10,432,000 or 24% to $32,711,000 compared to $43,143,000 in fiscal 2018. The decrease in net income in 2019 was primarily due to: (a) a lower gross profit on sales; (b) a loss on impairment of goodwill; (c) increased amortization expense recognized in the current period and related to our December 2017 acquisition of Zappa Stewart; (d) nonrecurring gains on sales of both a business and a license in the prior year period; and (e) increased pension-related settlement costs due to the timing of lump-sum disbursements in fiscal 2019.

Liquidity and Sources of Capital

Our cash balance increased $51,297,000 to $99,068,000 at August 31, 2020 from $47,771,000 at August 31, 2019. The increased cash balance was primarily attributable to cash from operations of $55,734,000, partially offset by a cash dividend payment of $7,539,000. Of the above noted amounts, $42,615,000 and $17,235,000 were held outside the U.S. by Chase Corporation and our foreign subsidiaries as of August 31, 2020 and 2019, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018, we did not have a history of repatriating a significant portion of our foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020. We do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. See Note 7 — “Income Taxes” to the Consolidated Financial Statements included in this Report for further discussion of the effects of the Tax Act.

Our cash balance increased $12,943,000 to $47,771,000 at August 31, 2019 from $34,828,000 at August 31, 2018. The increased cash balance was primarily attributable to cash from operations of $49,535,000, partially offset by: (a) $25,000,000 in principal debt pay down on debt incurred to acquire Zappa Stewart in the prior year; and (b) a cash dividend payment of $7,522,000.

Cash provided by operations was $55,734,000 for the year ended August 31, 2020 compared to $49,535,000 in fiscal 2019.  Cash provided by operations during fiscal 2020 was primarily due to operating income and decreased levels of accounts receivable (resulting from lower sales) and inventory.

Cash provided by operations was $49,535,000 for the year ended August 31, 2019 compared to $46,071,000 in fiscal 2018. Cash provided by operations during fiscal 2019 was primarily due to operating income and decreased accounts receivable, which contracted on lower sales levels. Partially offsetting the overall increase of cash provided by operations were decreased payables.

The ratio of current assets to current liabilities was 7.7 as of August 31, 2020 compared to 6.0 as of August 31, 2019. The increase in our current ratio in fiscal 2020 was primarily attributable to increased cash and cash equivalents, primarily generated by cash flow from operations.

Cash provided by investing activities was $2,077,000 for the year ended August 31, 2020 compared to $2,166,000 in cash used in investing activities in fiscal 2019. During fiscal 2020, cash provided by investing activities was largely due to the net cash received for the sales of the Pawtucket, RI and Randolph, MA locations, partially offset by cash spent on capital purchases of machinery and equipment.

Cash used in investing activities was $2,166,000 for the year ended August 31, 2019 compared to $73,766,000 in fiscal 2018. During fiscal 2019, cash used in investing activities was primarily due to cash spent on capital purchases of machinery and equipment, partially offset by the final escrow payment received by the Company for our April 2017 sale of the fiber optic cable components business.

Cash used in financing activities was $8,420,000 for the year ended August 31, 2020 compared to $33,450,000 used in financing activities in fiscal 2019 and $14,423,000 provided by financing activities in fiscal 2018. During fiscal 2019 and 2018, Chase repaid $25,000,000 and $40,000,000, respectively, on the $65,000,000 it borrowed on its revolving debt facility to substantially fund its purchase of Zappa Stewart in fiscal 2018. Chase also paid annual dividends of $7,539,000, $7,522,000 and $7,497,000 in 2020, 2019 and 2018, respectively.

On November 12, 2020, we announced a cash dividend of $0.80 per share (totaling approximately $7,556,000) to shareholders of record on November 27, 2020 and payable on December 7, 2020.

On November 13, 2019, we announced a cash dividend of $0.80 per share (resulting in payment of $7,539,000) to shareholders of record on November 26, 2019 and payable on December 4, 2019.

On November 13, 2018, we announced a cash dividend of $0.80 per share (resulting in payment of $7,522,000) to shareholders of record on November 23, 2018 and payable on December 5, 2018.

On December 15, 2016, we entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by us and our subsidiaries over a certain size. It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of August 31, 2020 and 2019. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at our option, at the bank’s base lending rate. At both August 31, 2020 and 2019, there was no outstanding principal balance, and as such, no applicable interest rate. The Credit Agreement was used to refinance our previously existing credit facility, which consisted of a $70,000,000 five-year term loan entered into in June 2012 in connection with our acquisition of NEPTCO, together with a $15,000,000 revolving line of credit, each bearing interest at LIBOR plus an additional amount in the range of 1.75% to 2.25%, depending on our leverage ratio. The Credit Agreement also provides for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and other general corporate purposes.

The Company has several ongoing capital projects, as well as its facility rationalization and consolidation initiative, which are important to its long-term strategic goals. Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in the Company’s production facilities.

During the third fiscal quarter of 2020, Company implemented changes in its cost structure designed to address market changes brought on, in part, by COVID-19. These changes included a targeted reduction of approximately 4.5% of the Company’s global workforce. During fiscal 2019, the Company announced it had begun moving the production of its pulling and detection products from its Granite Falls, NC location to its Hickory, NC location, with completion of the move occurring in the first half of fiscal 2020. During fiscal 2018, the Company announced the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. The manufacturing of products previously produced in the Pawtucket, RI facility was moved to Company facilities in Oxford, MA and Lenoir, NC, and the facility was subsequently sold in fiscal 2020. During the fourth quarter of fiscal 2019, the Company commissioned engineering studies to assess potential future operational changes and further plant rationalization and consolidation. These actions are in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its processes. A total of all potential future costs arising from any further plant rationalization and consolidation cannot be estimated at this time.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at August 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

		Payments Due
Contractual Obligations	Total	2021	2022	2023	2024	2025 and thereafter

Operating leases	$8,978	$2,085	$1,500	$1,346	$1,360	$2,687

Total (1) (2) (3)	$8,978	$2,085	$1,500	$1,346	$1,360	$2,687

(1)	We may be required to make payments related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $1,941,000 as of August 31, 2020 have been excluded from the contractual obligations table above. See Note 7 — “Income Taxes” to the Consolidated Financial Statements for further information.
(2)	This table does not include the expected payments for our obligations for pension and other post-retirement benefit plans. As of August 31, 2020, we had recognized an accrued benefit plan liability of $12,495,000 representing the unfunded obligations of the pension benefit plans. See Note 9 — “Benefits and Pension Plans” to the Consolidated Financial Statements for further information, including expected pension benefit payments for the next 10 years.
(3)	Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements or extend beyond one year.

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

Goodwill is also reviewed at least annually for impairment. We perform our annual goodwill impairment assessment during the fourth fiscal quarter of each year. In fiscal 2017, we early adopted Accounting Standards Update (“ASU”) No. 2017-04 “Intangibles — Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.” When evaluating the potential impairment of goodwill, we first assess a range of qualitative factors, including but not limited to, industry conditions, the competitive environment, changes in the market for our products and services, entity-specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units relative to historical or projected future operating results. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded. Fair values for reporting units are determined based on the income approach (discounted cash flow method).

Revenue

Effective September 1, 2018 (fiscal 2019), the Company adopted accounting standard ASU No. 2014-09, “Revenue from Contracts with Customers" (ASC 606) using the modified retrospective method for contracts that were not completed as of August 31, 2018. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption. The comparative information (for all periods prior to September 1, 2018) has not been adjusted and continues to be reported under ASU No. 2009-13 “Revenue Recognition” (ASC 605). The impact on the Company’s consolidated balance sheet and statements of operations, equity and cash flows as of the adoption date as a result of applying ASC 606 have been reflected within those respective financial statements. The Company’s accounting policy has been updated to align with ASC 606.

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

Stock-Based Compensation

We measure compensation cost for share-based compensation at fair value and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. Since we early adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” in fiscal 2017, we have elected to account for forfeitures as they occur.

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

Through our wholly-owned subsidiary NEPTCO, we had another defined benefit pension plan which covered substantially all of our union employees at our Pawtucket, RI plant. This plan was frozen effective October 31, 2006, and as a result, no new participants could enter the plan and the benefits of current participants were frozen as of that date. The benefits were based on years of service and the employee’s average compensation during the earlier of five years before retirement, or October 31, 2006. In August 2019, the Board of Directors voted to terminate the NEPTCO defined benefit plan. The Company established November 15, 2019 as the plan termination date, subsequent to which it performed the administrative actions required to carry out the termination, inclusive of making full payouts to (or setting up annuities for) all participants. No balance related to the NEPTCO defined benefit plan was carried on the Company’s consolidated balance sheet as of August 31, 2020.

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

Item 7a – Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer. At August 31, 2020, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plan for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound or euro and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of August 31, 2020, the Company had cash balances in the following foreign currencies (with USD equivalents in thousands):

Currency Code	Currency Name	USD Equivalent at August 31, 2020
EUR	Euro	$25,926
GBP	British Pound	$11,408
CAD	Canadian Dollar	$1,450
INR	Indian Rupee	$355
CNY	Chinese Yuan	$350

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions. The increased euro denominated balance at August 31, 2020 was done in preparation of the September 1, 2020 (fiscal 2021) purchase of ABchimie. See Note 1 — “Summary of Significant Accounting Policies” and Note 14 — “Acquisitions” to the Consolidated Financial Statements for additional information regarding our fiscal 2021 purchase of ABchimie.

The Company recognized a foreign currency translation gain for the year ended August 31, 2020 in the amount of $3,163,000 related to our European and Indian operations, which is recorded in accumulated other comprehensive income (loss) within our consolidated statement of equity. The functional currency for all our other operations is the U.S. Dollar. We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt at August 31, 2020 and 2019. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” Note 6 — “Long-Term Debt” and Note 16 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

Item 8 – Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Chase Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Chase Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the two years in the period ended August 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of August 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 12, 2020 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

November 12, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chase Corporation

Opinion on the Financial Statements

We have audited the consolidated statements of operations, of comprehensive income, of equity and of cash flows of Chase Corporation and its subsidiaries (the “Company”) for the year ended August 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended August 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

November 27, 2018, except for the change in composition of reportable segments discussed in Note 11 to the consolidated financial statements, as to which the date is November 13, 2019

We served as the Company's auditor from 2003 to 2018.

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,	August 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$99,068	$47,771
Accounts receivable, less allowance for doubtful accounts of $438 and $739	36,993	39,324
Inventory	39,058	42,354
Prepaid expenses and other current assets	2,470	2,418
Assets held for sale	—	1,064
Prepaid income taxes	231	1,451
Total current assets	177,820	134,382

Property, plant and equipment, less accumulated depreciation of $52,283 and $49,730	25,574	29,326

Other Assets
Goodwill	82,402	81,986
Intangible assets, less accumulated amortization of $78,351 and $65,862	41,200	52,704
Cash surrender value of life insurance	4,450	4,450
Restricted investments	1,619	1,260
Deferred income taxes	4,929	3,804
Operating lease right-of-use asset (Note 8)	8,821	—
Other assets	15	56
Total assets	$346,830	$307,968

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,525	$12,105
Accrued payroll and other compensation	5,751	6,300
Accrued expenses	4,867	4,035
Total current liabilities	23,143	22,440

Operating lease long-term liabilities (Note 8)	6,395	—
Deferred compensation	1,629	1,275
Accumulated pension obligation	10,930	10,485
Other liabilities	—	217
Accrued income taxes	1,941	2,324

Commitments and contingencies (Notes 6, 8, 21)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,439,082 shares at August 31, 2020 and 9,400,748 shares at August 31, 2019 issued and outstanding	944	940
Additional paid-in capital	16,674	14,351
Accumulated other comprehensive loss	(13,092)	(14,324)
Retained earnings	298,266	270,260
Total equity	302,792	271,227
Total liabilities and equity	$346,830	$307,968

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2020	2019	2018

Revenue
Sales	$257,742	$276,839	$278,962
Royalties and commissions	3,420	4,512	5,226
	261,162	281,351	284,188
Costs and Expenses
Cost of products and services sold	161,615	180,163	175,136
Selling, general and administrative expenses	49,364	48,707	47,703
Research and product development costs	4,007	4,021	3,940
Operations optimization costs (Note 20)	807	986	1,272
Acquisition-related costs (Note 14)	274	—	393
Gain on sale of real estate (Note 19)	(2,551)	—	—
Write-down of certain assets under construction (Note 20)	405	—	—
Loss on impairment of goodwill (Note 4)	—	2,410	—

Operating income	47,241	45,064	55,744

Interest expense	(246)	(519)	(1,172)
Gain on sale of license (Note 15)	—	—	1,085
Gain on sale of businesses (Note 18)	—	—	1,480
Other income (expense)	(1,675)	(992)	(172)

Income before income taxes	45,320	43,553	56,965

Income taxes (Note 7)	11,163	10,842	13,822

Net income	$34,157	$32,711	$43,143

Net income available to common shareholders, per common and common equivalent share (Note 17)

Basic	$3.62	$3.48	$4.60

Diluted	$3.59	$3.46	$4.56

Weighted average shares outstanding
Basic	9,359,940	9,334,232	9,296,648
Diluted	9,439,750	9,379,207	9,366,071

Annual cash dividends declared per share	$0.80	$0.80	$0.80

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Years Ended August 31,
	2020	2019	2018
Net income	$34,157	$32,711	$43,143

Other comprehensive income (loss):
Net unrealized gain on restricted investments, net of tax	115	28	5
Change in funded status of pension plans, net of tax	(658)	(475)	385
Foreign currency translation adjustment	3,163	(1,541)	743
Total other comprehensive income (loss)	2,620	(1,988)	1,133

Comprehensive income	$36,777	$30,723	$44,276

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2017	9,354,136	$935	$14,060	$(13,469)	$209,403	$210,929
Restricted stock grants, net of forfeitures	16,701	2	(2)			—
Amortization of restricted stock grants			1,669			1,669
Amortization of stock option grants			459			459
Exercise of stock options	64,012	6	1,214			1,220
Common stock received for payment of stock option exercises	(9,693)	(1)	(1,027)			(1,028)
Common stock retained to pay statutory minimum withholding taxes on common stock	(28,209)	(3)	(3,269)			(3,272)
Cash dividend paid, $0.80 per share					(7,497)	(7,497)
Change in funded status of pension plans, net of tax $130				385		385
Foreign currency translation adjustment				743		743
Net unrealized gain on restricted investments, net of tax $2				5		5
Net income					43,143	43,143
Balance at August 31, 2018	9,396,947	$939	$13,104	$(12,336)	$245,049	$246,756
Restricted stock grants, net of forfeitures	8,818	1	(1)			—
Amortization of restricted stock grants			1,673			1,673
Amortization of stock option grants			503			503
Exercise of stock options	7,022	1	300			301
Common stock received for payment of stock option exercises	(954)	—	(119)			(119)
Common stock retained to pay statutory minimum withholding taxes on common stock	(11,085)	(1)	(1,109)			(1,110)
Cash dividend paid, $0.80 per share					(7,522)	(7,522)
Change in funded status of pension plans, net of tax $218				(475)		(475)
Foreign currency translation adjustment				(1,541)		(1,541)
Net unrealized gain on restricted investments, net of tax ($5)				28		28
Adoption of ASC 606 (Note 26)					22	22
Net income					32,711	32,711
Balance at August 31, 2019	9,400,748	$940	$14,351	$(14,324)	$270,260	$271,227
Restricted stock grants, net of forfeitures	45,621	5	(5)			—
Amortization of restricted stock grants			2,290			2,290
Amortization of stock option grants			918			918
Exercise of stock options	3,618	—	123			123
Common stock received for payment of stock option exercises	(1,057)	—	(123)			(123)
Common stock retained to pay statutory minimum withholding taxes on common stock	(9,848)	(1)	(880)			(881)
Cash dividend on common stock, $0.80 per share					(7,539)	(7,539)
Change in funded status of pension plans, net of tax ($215)				(658)		(658)
Foreign currency translation adjustment				3,163		3,163
Net unrealized gain (loss) on restricted investments, net of tax $40				115		115
Adoption of ASU 2018-02 (Note 1)				(1,388)	1,388	—
Net income					34,157	34,157
Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended August 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,157	$32,711	$43,143
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(2,551)	—	—
Gain on sale of license	—	—	(1,085)
Loss on impairment of goodwill	—	2,410	—
Write-down of certain assets under construction	405	—	—
Gain on sale of businesses	—	—	(1,480)
Depreciation	4,015	4,762	5,817
Amortization	11,576	12,445	11,807
Cost of sale of inventory step-up	—	—	1,070
(Recovery) provision for allowance for doubtful accounts	(307)	183	101
Stock-based compensation	3,208	2,176	2,128
Realized gain on restricted investments	(37)	(11)	(97)
Pension curtailment and settlement loss	155	511	—
Deferred taxes	(769)	(2,312)	(2,473)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	3,092	4,858	(2,968)
Inventory	3,562	(2,864)	(8,845)
Prepaid expenses and other assets	43	356	569
Accounts payable	260	(5,493)	2,847
Accrued compensation and other expenses	(1,865)	(1,536)	(501)
Accrued income taxes	790	1,339	(3,962)
Net cash provided by operating activities	55,734	49,535	46,071

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,371)	(2,488)	(3,488)
Cost to acquire intangible assets	—	(36)	(18)
Payments for acquisitions	—	—	(73,469)
Proceeds from sale of real estate	3,615	—	—
Proceeds from sale of license	—	—	1,000
Proceeds from sale of businesses	—	400	2,232
Changes in restricted investments	(167)	(122)	(23)
Proceeds from settlement of life insurance policies	—	80	—
Net cash provided by (used in) investing activities	2,077	(2,166)	(73,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	—	—	65,000
Payments of principal on debt	—	(25,000)	(40,000)
Dividend paid	(7,539)	(7,522)	(7,497)
Proceeds from exercise of common stock options	—	182	192
Payments of taxes on stock options and restricted stock	(881)	(1,110)	(3,272)
Net cash (used in) provided by financing activities	(8,420)	(33,450)	14,423

INCREASE IN CASH & CASH EQUIVALENTS	49,391	13,919	(13,272)
Effect of foreign exchange rates on cash	1,906	(976)	746
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,771	34,828	47,354
CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,068	$47,771	$34,828

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

(ii)	laminated film foils, including EMI/RFI shielding tapes, used in communication and local area network (LAN) cable;

(iii)	industrial coated or laminate products and custom manufacturing services sold into medical, consumer, automotive, packaging, energy, telecommunications and other specialized markets;

(iv)	laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

(v)	pulling and detection tapes used in the installation, measurement and location of fiber optic cable, water and natural gas lines, and power, data and video cable for commercial buildings; and

(vi)	cover tapes with reliable adhesive and anti-static properties essential to delivering semiconductor components via tape and reel packaging.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In our Corrosion Protection and Waterproofing segment, these products consist of:

(i)	protective coatings, tapes and protectants for pipelines, valves, casings and other metals, which are sold to oil companies, gas companies and water/wastewater utilities for use in both the construction and maintenance of oil, gas, water and wastewater pipelines;

(ii)	fluid applied coating and lining systems for use in the water and wastewater industry;

(iii)	waterproofing tapes and coatings used in waterproofing of the exterior of both commercial and industrial structures;

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

Other Business Developments

On September 1, 2020 (subsequent to fiscal 2020), the Company acquired all the capital stock of ABchimie for €18,000 (approximately $21,420 at the time of the transaction) net of cash and marketable securities acquired, subject to final working capital adjustment, excluding acquisition-related costs of $274 and with a potential earn out based on performance potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and the protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded 100% with cash on hand. The financial results of the business will be included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed and anticipates completion within fiscal 2021. The ABchimie acquisition does not represent a significant business combination so pro forma financial information is not provided.

The second, third and fourth fiscal quarters of 2020 saw the global spread of the coronavirus pandemic (COVID-19), which grew to create significant volatility, uncertainty and global economic disruption. During the third fiscal quarter, the Company implemented changes to its cost structure designed to address market changes brought on by COVID-19 and demonstrate its commitment to fiscal prudence: (a) the Company made a targeted reduction in its global workforce, contemplated pre-pandemic but catalyzed by COVID-19, which resulted in the recognition of $183 in severance costs during the period; and (b) the Company also instituted a temporary 20% reduction in the base salaries of its named executive officers and select members of senior management, as well as the cash compensation of the non-employee members of its Board of Directors. The reduction in force, which impacted operations in the Company’s U.S. facilities, and the adjustments in compensation, were both effective May 2020.

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase Corporation is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

services firms in the future for similar work, as well as work around the facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first quarter of fiscal 2020, with no expense recognized in the second, third or fourth fiscal quarters. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

During the third quarter of fiscal 2019, the Company began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559 in expense related to the move in the six-month periods ended February 29, 2020, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the six months ended August 31, 2020, and future costs related to this move are not anticipated to be significant to the consolidated financial statements.

During the fourth quarter of fiscal 2019 (prior year), Chase Corporation commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s ongoing facility rationalization and consolidation initiative. Chase completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020 (current year). The Company recognized $200 in expense related to these services in fiscal 2019, and a gain of $170 in fiscal 2020, as certain amounts expensed in fiscal 2019 were refunded. Also in the fourth quarter of fiscal 2020 and related to the recommendations of the commissioned engineering studies, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $405 related to the machinery. Chase may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

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

On April 20, 2018, Chase Corporation finalized an agreement with an unrelated party to sell all inventory, operational machinery and equipment and intangible assets of the Company’s structural composites rod business, as well as a license related to the production and sale of rod, for proceeds of $2,232, net of transaction costs and following certain working capital adjustments. This business, which was part of the structural composites product line within the Industrial Tapes segment, had limited growth and profitability prospects as part of the Company, and was outside the areas Chase has identified for strategic emphasis. The resulting pre-tax gain on sale of $1,480 was recognized in the third quarter of fiscal 2018 as a gain on sale of businesses within the consolidated statement of operations. Chase received $2,075, net of transaction costs, in the third quarter of fiscal 2018, with the remaining $157 received in the fourth quarter of fiscal 2018 as a result of a working capital true-up. Chase Corporation will provide certain transitional manufacturing

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

and administrative support to the purchaser for which the Company will receive additional consideration upon the performance of services.

On December 29, 2017, Chase Corporation entered an agreement to acquire Stewart Superabsorbents, LLC (“SSA, LLC”), an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The transaction closed on December 31, 2017. In its final fiscal year before its acquisition, SSA, LLC, and its then recently-acquired Zappa-Tec business (collectively “Zappa Stewart”) had combined revenue in excess of $24,000. This acquisition proved to be immediately accretive to the Company’s earnings in the period of acquisition, after adjusting for nonrecurring costs associated with the transaction and financing. The business was acquired for a purchase price of $73,469 after final working capital adjustments and excluding acquisition-related costs. As part of this transaction, Chase Corporation acquired all assets of the business, and entered multiyear leases at both locations. The Company expensed $393 of acquisition-related costs during the second quarter of fiscal 2018. The purchase was funded from a combination of Chase’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology complements Chase’s current specialty chemicals offerings. This acquisition is aligned with the Company’s core strategies and extends its reach into growing medical, environmental and consumer applications. The Company finalized purchase accounting in the first quarter of fiscal 2019, without any adjustment to amounts recorded at August 31, 2018. Following the effective date of the acquisition the financial results of Zappa Stewart’s operations have been included in the Company’s financial statements in the specialty chemical intermediates product line, contained within the Adhesives, Sealants and Additives operating segment.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than: (a) the cash dividend announced on November 12, 2020 of $0.80 per share to shareholders of record on November 27, 2020 and payable on December 7, 2020; and (b) the acquisition of ABchimie discussed in Note 14, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date, but prior to filing, that would require recognition or disclosure in its consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Inventory

The Company values inventory at the lower of cost or net realizable value using the first in, first out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. The Company estimates excess and obsolescence exposures based upon assumptions about future demand, product transitions and market conditions, and records adjustments to reduce inventories to their estimated net realizable value. The failure to accurately forecast demand may lead to additional excess and obsolete inventory and future charges.

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

In fiscal 2017, we early adopted Accounting Standards Update (“ASU”) No. 2017-04 “Intangibles — Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.” When evaluating the potential impairment of goodwill, we first assess a range of qualitative factors, including but not limited to, industry conditions, the competitive environment, changes in the market for our products and services, entity-specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units relative to historical or projected future operating results. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded. Fair values for reporting units are determined based on the income approach (discounted cash flow method).

For the annual fiscal 2020 fourth quarter review, no goodwill impairment, nor at-risk reporting units, was indicated as of August 31, 2020. For the annual fiscal 2020 goodwill impairment test, we performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that our reporting units' fair values exceeded their carrying values (i.e. indicated no impairment of goodwill). Accordingly, it was not necessary for us to perform the quantitative analysis.

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

Restricted Investments and Deferred Compensation

The Company has a non-qualified deferred savings plan that covers its Board of Directors and a separate plan covering selected employees.  Participants may elect to defer a portion of their compensation for payment in a future tax year. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s restricted investments under the plans were $1,619 and $1,260 at August 31, 2020 and 2019, respectively, and corresponding deferred compensation liabilities were $1,629 and $1,275 at August 31, 2020 and 2019, respectively. The Company accounts for the restricted investments as available for sale by recording net unrealized gains or losses in other comprehensive income as a component of stockholders’ equity.

Revenue

Effective September 1, 2018, the Company adopted accounting standard ASU No. 2014-09, “Revenue from Contracts with Customers” (ASC 606) using the modified retrospective method for contracts that were not completed as of August 31, 2018. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption. The comparative information (for all periods prior to September 1, 2018) has not been adjusted and continues to be reported under ASU No. 2009-13 “Revenue Recognition” (ASC 605). The impact on the Company’s consolidated balance sheets, and statements of operations, equity or cash flows as of the adoption date as a result of applying ASC 606 have been reflected within those respective financial statements. The Company’s accounting policy has been updated to align with ASC 606.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Research and Product Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $4,007, $4,021 and $3,940 for the years ended August 31, 2020, 2019 and 2018, respectively, and was recorded within Research and product development costs on the consolidated statements of operations.

Pension Plans

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

Stock-Based Compensation

In accordance with the accounting for stock-based compensation guidance, ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. This includes restricted stock, restricted stock units and stock options. The guidance allows for the continued use of the simplified method as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis for estimating expected term.

Stock-based compensation expense recognized in fiscal years 2020, 2019 and 2018 was $3,208, $2,176 and $2,128, respectively.

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2020, 2019 and 2018:

	2020		2019		2018
Expected dividend yield	0.7%		0.7%		0.9%
Expected life	6.0	years	6.0	years	6.0	years
Expected volatility	31.0%		31.4%		34.7%
Risk-free interest rate	1.4%		2.7%		1.9%

Expected volatility is determined by looking at a combination of historical volatility over the past six years as well as implied future volatility.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Translation of Foreign Currency

The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings Ltd businesses are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s HumiSeal Europe SARL business in France are measured using euros as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business in India are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Revenue and expenses of these international businesses have been translated at average exchange rates. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income (a component of stockholders’ equity). Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of these international operations are included in other income (expense) on the consolidated statements of operations and were gains (losses) of ($911), ($48) and $85 for the fiscal years ended August 31, 2020, 2019 and 2018, respectively.

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

Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends, which are considered participating securities under ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company allocates earnings to participating securities and computes earnings per share using the two-class method.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Segments

ASC Topic 280 “Segment Reporting” of the Financial Accounting Standards Board (“FASB”) codification establishes standards for reporting information about operating segments. In the fourth quarter of its 2019 fiscal year (prior year), the Company reorganized into three reportable operating segments, an Adhesives, Sealants and Additives segment, an Industrial Tapes segment and a Corrosion Protection and Waterproofing segment. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets.

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are used in, or integrated into, another company’s products. Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company, and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning December 31, 2017, the Adhesives, Sealants and Additives segment includes the acquired operations of Zappa Stewart, within the specialty chemical intermediates product line.

The Industrial Tapes segment features legacy wire and cable materials, specialty tapes, and other laminated and coated products. The segment derives its competitive advantage through its proven chemistries, diverse specialty offerings and the reliability its supply chain offers to end customers. These products are generally used in the assembly of other manufacturers’ products, with demand typically dependent upon general economic conditions. The Industrial Tapes segment sells mostly to established markets, with some exposure to growth opportunities through further development of existing products. Markets served include cable manufacturing, utilities and telecommunications, and electronics packaging. The segment’s offerings include insulating and conducting materials for wire and cable manufacturers, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cable and water and natural gas lines, and cover tapes essential to delivering semiconductor components via tape and reel packaging.

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13. The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-13. The pronouncements are concurrently effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years (effective fiscal 2021). The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Recently Adopted Accounting Standards

Fiscal 2020

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

The new standard provides several optional practical expedients in transition. The Company has elected to apply the “package of practical expedients” which allows it to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. In preparation for adoption of the standard, the Company enhanced its internal controls to enable the preparation of financial information including the assessment of the impact of the standard. The initial adoption of the ASU resulted in the recognition of additional lease liabilities of $9,644 ($2,071 short-term and $7,573 long-term) and right-of-use assets of $10,200 as of September 1, 2019 on the consolidated balance sheet as it relates to the Company’s operating leases. The new standard did not have a material impact on the Company’s consolidated statement of operations or cash flows.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The new guidance dictates that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The Company adopted the ASU on September 1, 2018. The adoption had no material effect on the financial statements and related disclosures in fiscal 2020 and 2019. The effect ASU No. 2017-01 will have on the financial statements and related disclosures of the Company in future periods will be dependent on the nature of potential future acquisitions and divestitures.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 2—Inventory

Inventory consisted of the following as of August 31, 2020 and 2019:

	August 31,	August 31,
	2020	2019
Raw materials	$18,993	$20,325
Work in process	7,761	8,748
Finished goods	12,304	13,281
Total Inventory	$39,058	$42,354

Note 3—Property, Plant and Equipment

Property, plant and equipment consisted of the following as of August 31, 2020 and 2019:

	2020	2019
Land and improvements	$4,997	$6,079
Buildings	17,992	17,900
Machinery and equipment	51,942	51,934
Leasehold improvements	2,212	1,828
Construction in progress	714	1,315
	77,857	79,056
Accumulated depreciation	(52,283)	(49,730)
Property, plant and equipment, net	$25,574	$29,326

Note 4—Goodwill and Intangible Assets

The changes in the carrying value of goodwill, by operating segment, were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2018	$52,787	$21,215	$10,694	$84,696
Loss on impairment of polyurethane dispersions business	(2,410)	—	—	(2,410)
Foreign currency translation adjustment	(287)	—	(13)	(300)
Balance at August 31, 2019	$50,090	$21,215	$10,681	$81,986
Foreign currency translation adjustment	397	—	19	416
Balance at August 31, 2020	$50,487	$21,215	$10,700	$82,402

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified a total of three reporting units, corresponding to its three reportable operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors, including the anticipated future impact of the coronavirus disease 2019 (COVID-19) pandemic. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using discounted cash flows.

In fiscal 2017, we early adopted Accounting Standards Update (“ASU”) No. 2017-04 “Intangibles — Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.” When evaluating the potential impairment of goodwill, we first assess a range of qualitative factors, including but not limited to, industry conditions, the competitive environment, changes in the market for our products and services, entity-specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units relative to historical or projected future operating results. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded. Fair values for reporting units are determined based on the income approach (discounted cash flow method).

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

The Company performs impairment reviews annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. For the annual fiscal 2020 goodwill impairment test, we performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that our reporting units' fair values exceeded their carrying values (i.e. indicated no impairment of goodwill). Accordingly, it was not necessary for us to perform the quantitative analysis.

As of August 31, 2020 and 2019, the Company had a total goodwill balance of $82,402 and $81,986, respectively, related to its acquisitions, of which $31,591 and $34,778, respectively, remained deductible for income taxes.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Intangible assets subject to amortization consisted of the following as of August 31, 2020 and 2019:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
August 31, 2020
Patents and agreements	14.6	years	$1,760	$1,705	$55
Formulas and technology	7.8	years	10,250	9,121	1,129
Trade names	5.8	years	8,575	7,781	794
Customer lists and relationships	9.1	years	98,966	59,744	39,222
			$119,551	$78,351	$41,200

August 31, 2019
Patents and agreements	14.6	years	$1,760	$1,693	$67
Formulas and technology	7.8	years	10,164	7,969	2,195
Trade names	5.8	years	8,503	7,261	1,242
Customer lists and relationships	9.1	years	98,139	48,939	49,200
			$118,566	$65,862	$52,704

Aggregate amortization expense related to intangible assets for the years ended August 31, 2020, 2019 and 2018 was $11,576, $12,445 and $11,807, respectively. As of August 31, 2020 estimated amortization expense for the next five fiscal years is as follows:

Years ending August 31,
2021	11,066
2022	10,036
2023	6,768
2024	5,560
2025	3,961

Note 5—Cash Surrender Value of Life Insurance

The Company recognized cash surrender value of a life insurance policy with the following carrier as of August 31, 2020 and 2019:

	2020	2019
John Hancock	$4,450	$4,450
Cash surrender value of life insurance policies	$4,450	$4,450

The policy is subject to periodic review. The Company currently intends to maintain the policy through the life or retirement of the insured, and records at the premium paid balance.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 6—Long-Term Debt

Long-term debt consisted of the following at August 31, 2020 and 2019:

	2020	2019
All-revolving credit facility with a borrowing capacity of $150,000	$—	$—
Long-term debt	$—	$—

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is initially an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and require certain lender approval for acquisitions by the Company and its subsidiaries over a certain size. It also requires us to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. We were in compliance with our debt covenants as of August 31, 2020 and 2019. The Credit Agreement is guaranteed by all of Chase Corporation’s direct and indirect domestic subsidiaries, which collectively had a carrying value of $246,096 at August 31, 2020. The Credit Agreement was entered both to refinance our previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase Corporation and its subsidiaries. At August 31, 2020 and 2019, there was no outstanding principal balance, and therefore no applicable interest rate. The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021. The Company may elect a base rate option for all or a portion of the Revolving Facility, in which case, interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In December 2017 (fiscal year 2018), the Company utilized $65,000 of the Credit Agreement to finance the majority of the acquisition cost of Zappa Stewart. See Note 14 to the consolidated financial statements for additional information on this acquisition. The Company paid down $40,000 of the outstanding balance in fiscal 2018, and made additional principal payments totaling $25,000 in fiscal 2019, resulting in an outstanding balance of $0 at August 31, 2020 and 2019.

Note 7—Income Taxes

On December 22, 2017 (fiscal 2018), President Trump signed into law the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act impacted the U.S. statutory Federal tax rate that the Company will use going forward, reducing it from 35% to 21%. As the Company has an August 31 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory Federal rate of 25.7% for our fiscal year ended August 31, 2018, and a rate of 21% for fiscal 2019 and 2020.

To transition to the reduced U.S. corporate tax rate, we were required to make an adjustment to our net U.S. deferred tax assets. During fiscal 2018, predominantly in the three months ended February 28, 2018 (the second fiscal quarter of 2018), the Company recorded initial provisional adjustments to the U.S. deferred tax assets and liabilities and uncertain tax positions resulting in a net discrete tax expense of $681 recorded to the consolidated statement of operations. This net discrete tax expense recorded in fiscal 2018 is the result of the following: (a) a $379 tax benefit resulting from the remeasurement and reclassification of our then existing deferred tax liability related to unrepatriated foreign earnings to accrued income tax balance (discussed in more detail below); (b) a $917 tax expense for the remeasurement of the remaining net U.S. deferred tax assets in recognition of the new lower Federal rate; and (c) a $143 tax expense recorded as the result of remeasuring the Federal benefit on our uncertain tax positions. During fiscal 2019, no additional transitional adjustments were made related to the adoption of the Tax Act in the quarters ended November 30, 2018, May 31, 2019 and August 31, 2019, and only immaterial adjustments were made in the quarter ended February 28, 2019. During fiscal 2020, no additional transitional adjustments were made.

The Tax Act includes a transition tax or “toll charge,” which is a one-time tax charge on unrepatriated foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. During fiscal 2018, the Company recorded a provisional transition tax adjustment associated with its accumulated unrepatriated foreign earnings reducing long-term deferred tax liabilities by $2,298 and increasing short and long-term accrued income taxes by $153 and $1,766, respectively (the short-term payable representing eight percent of the total amount due, the amount payable within the first year as per the Tax Act). The difference between the decrease in the deferred tax liabilities for unrepatriated foreign earnings and the increase in accrued income taxes, $379, was recorded as a discrete tax benefit in fiscal 2018. During fiscal 2019 (prior year), the Company paid the entire long-term and short-term toll charge balances that had been accrued at August 31, 2018.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In fiscal 2019, the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the years ended August 31, 2020 and 2019.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on our effective tax rate for fiscal 2019 or 2020. Additionally, the Company has deferred the application of Foreign-Derived Intangible Income (“FDII”) for 2019 and 2020, in anticipation of further guidance and the establishment of industry standards by the U.S. Treasury Department and trade associations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the qualified improvement property correction nor other provisions of the CARES Act would result in a material tax benefit to us in future periods. The CARES Act had no material effect on the effective tax rate for fiscal 2020.

Domestic and foreign pre-tax income for the years ended August 31, 2020, 2019 and 2018 was:

	Year Ended August 31,
	2020	2019	2018
United States	$42,027	$37,088	$48,962
Foreign	3,293	6,465	8,003
	$45,320	$43,553	$56,965

The provision (benefit) for income taxes for the years ended August 31, 2020, 2019 and 2018 was:

	Year Ended August 31,
	2020	2019	2018
Current:
Federal	$9,157	$9,880	$12,872
State	1,813	1,699	1,662
Foreign	962	1,575	1,761
Total current income tax provision	11,932	13,154	16,295

Deferred:
Federal	(520)	(1,699)	(2,214)
State	(184)	(529)	(263)
Foreign	(65)	(84)	4
Total deferred income tax benefit	(769)	(2,312)	(2,473)

Total income tax provision	$11,163	$10,842	$13,822

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The provision (benefit) for income taxes differs from the amount computed by applying the Federal statutory income tax rate to income before income taxes. The Company’s combined federal, state and foreign effective tax rate as a percentage of income before taxes for fiscal 2020, 2019 and 2018, net of offsets generated by federal, state and foreign tax benefits, was 24.6%, 24.9% and 24.3%, respectively. The following is a reconciliation of the effective income tax rate with the U.S. Federal statutory income tax rate for the years ended August 31, 2020, 2019 and 2018:

	Year Ended August 31,
	2020	2019	2018
Federal statutory rates	21.0%	21.0%	25.7%
Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	3.0%	2.1%	1.9%
Domestic production deduction	0.0%	0.0%	(1.6)%
Foreign tax rate differential	0.0%	0.1%	(0.3)%
Adjustment to uncertain tax position	(1.1)%	1.0%	1.1%
Transaction costs not deductible	0.5%	0.0%	0.0%
Research credit generated	(0.1)%	(0.3)%	(0.2)%
Stock Compensation	(0.3)%	(0.4)%	(3.4)%
Permanent items	0.9%	1.1%	0.9%
Tax effect of undistributed earnings	0.3%	0.6%	(0.8)%
Other	0.4%	(0.4)%	(0.8)%
Change in valuation allowance	0.0%	0.1%	0.1%
Deferred income tax remeasurement	0.0%	0.0%	1.7%

Effective income tax rate	24.6%	24.9%	24.3%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$309	$432
Inventories	994	1,193
Accruals	504	541
Warranty reserve	14	22
Pension accrual	2,749	2,623
Deferred compensation	391	300
Foreign currency loss on previously taxed income	96	96
Loan finance costs	7	34
Restricted stock grants	823	456
Non-qualified stock options	211	258
Right-of-use asset	2,354	—
Foreign net operating loss, net of valuation allowance	247	—
Other	572	353
	9,271	6,308
Deferred tax liabilities:
Prepaid liabilities	(16)	(8)
Lease liability	(2,693)	—
Depreciation and amortization	(1,633)	(2,496)
	(4,342)	(2,504)
Net deferred tax assets (liabilities)	$4,929	$3,804

As of August 31, 2020, the Company had $727 of gross foreign operating loss carry forwards to offset future taxable income, the net balance of which was included within deferred income taxes. The net operating losses will begin to expire in fiscal year ending August 31, 2027.

Chase Corporation is required to apply a valuation allowance to reduce the deferred tax assets reported if based on the weight of the evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of August 31, 2020, the Company determined that a valuation allowance was not needed.

Consistent with the Company’s practice prior to the passage of the Tax Act, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

A summary of the Company’s adjustments to its uncertain tax positions, included within long-term accrued income taxes on the consolidated balance sheet, in fiscal years ended August 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, at beginning of the year	$2,324	$1,889	$1,257
Increase for tax positions related to the current year	101	55	47
(Decrease) increase for tax positions related to prior years	(609)	300	595
Increase for interest and penalties	125	106	71
Decrease for lapses of statute of limitations	—	(26)	(81)
Balance, at end of year	$1,941	$2,324	$1,889

The unrecognized tax benefits mentioned above include an aggregate of $1,002 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $125, net of Federal tax expense, was recorded as a tax expense during the current fiscal year. The Company does not anticipate that its accrual for uncertain tax positions will change by a material amount over the next twelve-month period, as it does not expect to settle any potential disputed items with the appropriate taxing authorities nor does it expect the statute of limitations to expire for any material items.

The Company is subject to U.S. Federal income tax, as well as to income tax of multiple state, local and foreign tax jurisdictions. The statute of limitations for all material U.S. Federal, state, and local tax filings remains open for fiscal years subsequent to 2016. For foreign jurisdictions, the statute of limitations remains open in the U.K. for fiscal years subsequent to 2016 and in France for fiscal years subsequent to 2019.

Note 8—Leases

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheet as of August 31, 2020:

August 31,
2020
Assets
Operating lease right-of-use asset	$8,821

Liabilities
Current (accrued expense)	$1,865
Operating lease long-term liabilities	6,395
Total lease liability	$8,260

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Lease cost

The components of lease costs for the year ended August 31, 2020 are as follows:

Year Ended
August 31, 2020

Operating lease cost (a)	$3,783

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities on August 31, 2020 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2021	$2,085
2022	1,500
2023	1,346
2024	1,360
2025 and thereafter	2,687
Less: Interest	(718)
Present value of lease liabilities	$8,260

The weighted average remaining lease term and discount rates are as follows:

August 31,
2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	5.5
Weighted average discount rate (percentage)
Operating leases	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

Year Ended
August 31, 2020

Operating cash outflows from operating leases	$2,444
Total cash paid for amounts included in the measurement of lease liabilities	$2,444

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Minimum lease payments under operating leases prior to adoption of ASU 2016-02 were as follows:

Future Operating
Year ending August 31,	Lease Payments
2020	$2,468
2021	2,059
2022	1,371
2023	1,187
2024	1,200
2025 and thereafter	2,608
Total future minimum lease payments	$10,893

Total rental expense for all operating leases amounted to $3,783, $3,734 and $3,114 for the years ended August 31, 2020, 2019 and 2018, respectively.

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

Through our wholly-owned subsidiary NEPTCO, the Company had two additional 401(k) savings plans, one for union employees and one for nonunion employees. Under these plans, substantially all employees of NEPTCO were eligible to participate by making pre-tax contributions to these plans. Participants could elect to defer between 1% and 10% of their annual compensation. The Company could contribute $0.75 for each $1.00 of participant deferrals up to 6% of the nonunion participant’s compensation. The Company could match union employee contributions by $0.50 for each $1.00 of participant deferrals up to 6% of the participant’s compensation. The nonunion plan was merged into the Chase 401(k) Plan effective January 1, 2018 and the union plan was merged into the Chase 401(k) Plan effective November 15, 2018.

The Company’s contribution expense for all 401(k) plans was $852, $787 and $702 for the years ended August 31, 2020, 2019 and 2018, respectively.

Non-Qualified Deferred Savings Plans

The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s liability under the plans was $1,629 and $1,275 on August 31, 2020 and 2019, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Pension Plans

The Company has noncontributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan (“Qualified Plan”) and an unfunded supplemental plan (“Supplemental Plan”) designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant’s years of service and final average compensation. The Qualified Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2020.

Effective December 1, 2008, a “soft freeze” in the Qualified Plan was adopted whereby no new employees hired would be admitted to the Qualified Plan, with the exception of employees who were members of the International Association of Machinists and Aerospace Workers Union whose contract was amended in June 2012 to include a soft freeze with an effective date of July 15, 2012. All eligible participants who were admitted to the plan prior to the applicable soft freeze dates continue to accrue benefits as detailed in the plan agreements.

Through our wholly-owned subsidiary NEPTCO, the Company had a third defined benefit pension plan (“NEPTCO Pension Plan”) covering our union employees at our Pawtucket facility. This plan was frozen effective October 31, 2006, and as a result, no new participants could enter the plan and the benefits of current participants were frozen as of that date. The benefits were based on years of service and the employee’s average compensation during the earlier of five years before retirement, or October 31, 2006. The NEPTCO Pension Plan assets consisted of separate pooled investment accounts with a trust company. The measurement date for the NEPTCO Pension Plan was historically the same as the Company’s fiscal year end.

In August 2019, the Board of Directors approved a plan to terminate the NEPTCO Pension Plan. The Company established November 15, 2019 as the plan termination date and during fiscal 2020 performed the administrative actions required to carry out the termination. In relation to the Company’s intention to terminate the plan in less than one year following the prior year balance sheet date, the liability associated with the NEPTCO Pension Plan was classified as a current liability, within accrued payroll and other compensation, on the consolidated balance sheet as of August 31, 2019 (prior year). No balance related to the NEPTCO defined benefit plan was carried on the Company’s consolidated balance sheet as of August 31, 2020.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following tables reflect the status of the Company’s pension plans for the years ended August 31, 2020 2019 and 2018:

	Year Ended August 31,
	2020	2019	2018
Change in benefit obligation
Projected benefit obligation at beginning of year	$20,087	$21,860	$22,673
Service cost	295	283	283
Interest cost	451	696	629
Actuarial (gain) loss	2,253	995	17
Settlements	—	—	—
Benefits paid	(2,423)	(3,747)	(1,742)
Projected benefit obligation at end of year	$20,663	$20,087	$21,860

Change in plan assets
Fair value of plan assets at beginning of year	$7,859	$9,855	$9,003
Actual return on plan assets	868	181	509
Employer contribution	1,864	1,570	2,085
Settlements	—	—	—
Benefits paid	(2,423)	(3,747)	(1,742)
Fair value of plan assets at end of year	$8,168	$7,859	$9,855

Funded status at end of year	$(12,495)	$(12,228)	$(12,005)

	Year Ended August 31,
	2020	2019	2018
Amounts recognized in consolidated balance sheets
Noncurrent assets	$—	$—	$301
Current liabilities	(1,565)	(1,743)	(1,570)
Noncurrent liabilities	(10,930)	(10,485)	(10,736)
Net amount recognized in consolidated balance sheets	$(12,495)	$(12,228)	$(12,005)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$18,307	$18,244	$20,075
Projected benefit obligations	$20,663	$20,087	$21,858
Plan assets at fair value	$8,168	$7,859	$9,855

Amounts recognized in accumulated other comprehensive income
Prior service cost	$44	$47	$54
Net actuarial loss	10,595	9,638	9,377
Adjustment to pre-tax accumulated other comprehensive income	$10,639	$9,685	$9,431

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	Year Ended August 31,
	2020	2019	2018
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss	$711	$1,863	$(704)
Amortization of loss	(664)	(472)	(484)
Supplemental plan assumption change	1,065	(620)	676
Amortization of prior service cost	(3)	(3)	(3)
Effect of settlement on accumulated other comprehensive income	(155)	(511)	—
Total recognized in other comprehensive income	954	257	(515)

Net periodic pension cost	1,178	1,537	937

Total recognized in net periodic pension cost and other comprehensive income	$2,132	$1,794	$422

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$3	$3	$3
Net actuarial loss	656	500	475

Prior service cost arose from the amendment of the plan’s benefit schedules to comply with the Tax Reform Act of 1986 and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Components of net periodic pension cost for the fiscal years ended August 31, 2020, 2019 and 2018 included the following:

	2020	2019	2018
Components of net periodic benefit cost
Service cost	$295	$283	$283
Interest cost	451	696	629
Expected return on plan assets	(390)	(428)	(462)
Amortization of prior service cost	3	3	3
Amortization of accumulated loss	664	472	484
Curtailment and settlement loss	155	511	—
Net periodic benefit cost	$1,178	$1,537	$937

Weighted average assumptions used to determine benefit obligations as of August 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Discount rate
Qualified plan	1.92%	2.58%	3.80%
Supplemental plan	1.65%	2.37%	3.57%
NEPTCO plan	—%	2.29%	3.59%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

Weighted average assumptions used to determine net periodic benefit cost for the years ended August 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Discount rate
Qualified plan	2.58%	3.80%	3.30%
Supplemental plan	2.37%	3.57%	2.73%
NEPTCO plan	2.29%	3.59%	2.95%
Expected long-term return on plan assets
Qualified plan	5.60%	5.40%	5.40%
Supplemental plan	—%	—%	—%
NEPTCO plan	5.60%	5.40%	5.20%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The Company estimates that each 100-basis point reduction in the discount rate would result in additional (decreased) net periodic pension cost, the Company’s primary pension obligation, of approximately $41 for the Qualified Plan and ($57) for the Supplemental Plan. For the current fiscal year, the NEPTCO Pension Plan expense is insignificant so sensitivity disclosure is not presented. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100-basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $68 for the Qualified Plan. No rate of return is assumed for the Supplemental Plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

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

The Qualified Plan assets are invested in a diversified mix of both domestic and foreign equity investments and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company’s expected return for the Qualified Plan is 5.25%. To determine the expected long-term rate of return on the assets for the Qualified Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

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

The Qualified Plan has the following target allocation and weighted average asset allocations as of August 31, 2020, 2019 and 2018:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2020	2019	2018
Equity securities	10-80%	49%	44%	46%
Debt securities	20-70%	51%	56%	54%
Other	0-100%	—%	—%	—%
Total	100%	100%	100%	100%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

NEPTCO Pension Plan Assets

Prior to the NEPTCO Pensions Plan’s termination and full payout in fiscal 2020, the investment policy for the NEPTCO Pension Plan was based on ERISA standards for prudent investing. The fundamental goal underlying the investment policy was to ensure that the assets of the plans were invested in a prudent manner to meet the obligations of the plan as these obligations come due. The primary investment objectives included maximization of return within reasonable and prudent levels of risk, provision of returns comparable to returns for similar investment options, provision of exposure to a wide range of investment opportunities in various asset classes and vehicles, control of administrative and management costs, and provision of appropriate diversification within investment vehicles.

The primary policy objectives were met by investing assets to achieve a reasonable tradeoff between return and risk relative to the plan’s obligations. This included investing a portion of the assets in funds selected in part to hedge the interest rate sensitivity to plan obligations.

The NEPTCO Pension Plan assets were invested in a diversified mix of fixed income, and both domestic and foreign equity investments. The ongoing monitoring of investments was a regular and disciplined process and confirmed that the criteria remain satisfied. The process of monitoring investment performance relative to specified guidelines was consistently applied.

Historically, to determine the expected long-term rate of return on the assets for the NEPTCO Pension Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

Given the plan’s termination and full payout in 2020, the plan no longer holds assets as of August 31, 2020. The NEPTCO Pension Plan had the following target allocation and weighted average asset allocations as of August 31, 2020, 2019 and 2018:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2020	2019	2018
Equity securities	10-80%	—%	44%	46%
Debt securities	20-70%	—%	56%	54%
Other	0-100%	—%	—%	—%
Total	100%	—%	100%	100%

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

The following table presents the Company’s pension plan assets at August 31, 2020 and 2019 by asset category:

		Fair value measurements at				Fair value measurements at
		August 31, 2020				August 31, 2019
			Significant				Significant
		Quoted prices	other	Significant		Quoted prices	other	Significant
		in active	observable	unobservable		in active	observable	unobservable
	August 31,	markets	inputs	inputs	August 31,	markets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)	2019	(Level 1)	(Level 2)	(Level 3)
Asset Category
Equity securities	$3,986	$3,986	$—	$—	$3,474	$3,474	$—	$—
Debt securities	4,182	4,182	—	—	4,385	4,385	—	—

Total	$8,168	$8,168	$—	$—	$7,859	$7,859	$—	$—

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

Estimated Future Benefit Payments

The following pension benefit payments (which include expected future service) are assumed to be paid in each of the following fiscal years based on the participants’ normal retirement age, and giving consideration to the termination of the NEPTCO Pension plan:

Year ending August 31,	Pension Benefits
2021	$2,996
2022	1,759
2023	2,507
2024	1,948
2025	1,788
2026-2030	$5,393

The Company contributed $1,864, $1,570 and $2,085 to fund its obligations under the pension plans for the years ended August 31, 2020, 2019 and 2018, respectively, including final cash outlays related to the termination of the NEPTCO plan in fiscal 2020. The Company plans to make the necessary contributions during fiscal 2021 to ensure its pension plans continue to be adequately funded given the current market conditions and does not anticipate a material change from amounts contributed during the current fiscal year.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 10—Stockholders’ Equity

2013 Equity Incentive Plan

In October 2012, the Company adopted, and the stockholders subsequently approved, the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2013 Plan was initially 1,200,000. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2020, 949,398 shares remained available for future grant under the 2013 Plan.

2005 Incentive Plan

In November 2005, the Company adopted, and the stockholders subsequently approved, the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2005 Plan was initially 1,000,000. The Company is no longer granting equity awards under the 2005 Plan. Options to purchase 39,473 shares of common stock remained outstanding under the 2005 as of August 31, 2020.

Restricted Stock

Employees and Executive Management

During the third quarter of fiscal 2015, 16,000 restricted shares were issued to non-executive members of management; 15,000 with a vesting date of April 16, 2020 and 1,000 with a vesting date of January 31, 2018. Compensation expense was being recognized on a ratable basis over the vesting period.

In August 2015, the Board of Directors of the Company approved the fiscal year 2016 Long Term Incentive Plan (“LTIP”) for the executive officers and other members of management. The 2016 LTIP was an equity-based plan with a grant date of September 1, 2015. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service-based restricted stock grant of 6,962 shares in the aggregate, subject to adjustment based on fiscal 2016 results, with a vesting date of August 31, 2018 for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 7,683 shares in the aggregate, with a vesting date of August 31, 2018, for which compensation expense was recognized on a ratable basis over the vesting period.

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

In August 2016, the Board of Directors of the Company approved the fiscal year 2017 LTIP for the executive officers and other members of management. The 2017 LTIP was an equity-based plan with a grant date of September 1, 2016. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service-based restricted stock grant of 5,399 shares in the aggregate, subject to adjustment based on fiscal 2017 results, with a vesting date of August 31, 2019, for which compensation expense was

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 5,367 shares in the aggregate, with a vesting date of August 31, 2019, for which compensation expense was recognized on a ratable basis over the vesting period.

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

In August 2017, the Board of Directors of the Company approved the fiscal year 2018 LTIP for the executive officers and other members of management. The 2018 LTIP was an equity-based plan with a grant date of September 1, 2017. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service-based restricted stock grant of 4,249 shares in the aggregate, subject to adjustment based on fiscal 2018 results, with a vesting date of August 31, 2020, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,473 shares in the aggregate, with a vesting date of August 31, 2020. Compensation expense was recognized on a ratable basis over the vesting period.

Based on the fiscal year 2018 financial results, 572 additional shares of restricted stock (total of 4,821 shares) were earned and granted subsequent to the end of fiscal year 2018 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award.

During the third quarter of fiscal 2018, an additional grant totaling 192 shares of restricted stock was issued to a non-executive member of management with a vesting date of August 31, 2020. Compensation expense was recognized on a ratable basis over the vesting period.

During the fourth quarter of fiscal 2018, an additional grant totaling 609 shares of restricted stock was issued to an executive member of management with a vesting date of August 20, 2019. Compensation expense was recognized on a ratable basis over the vesting period.

In August 2018, the Board of Directors of the Company approved the fiscal year 2019 LTIP for the executive officers and other members of management. The 2019 LTIP is an equity-based plan with a grant date of September 1, 2018. In addition to the stock option component described below, the plan contains the following restricted stock components: (a) a performance and service-based restricted stock grant of 3,541 shares in the aggregate, subject to adjustment based on fiscal 2019 results, with a vesting date of August 31, 2021, for which compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,068 shares in the aggregate, with a vesting date of August 31, 2021. Compensation expense is being recognized on a ratable basis over the vesting period.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In September 2018, restricted stock in the amount of 2,472 shares related to a first quarter of fiscal 2017 grant was forfeited in conjunction with the termination of employment of a non-executive member of management of the Company.

During the fourth quarter of fiscal 2019, an additional grant of restricted stock was made related to the 2019 LTIP grant in conjunction with an amendment to the equity compensation program for a promoted employee. The additional grant contains the following restricted stock components: (a) a performance and service-based restricted stock grant of 211 shares in the aggregate, subject to adjustment based on fiscal 2019 results, with a vesting date of August 31, 2021, for which compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 132 shares in the aggregate, with a vesting date of August 31, 2021, for which compensation expense is being recognized on a ratable basis over the vesting period.

In August 2019, restricted stock in the amount of 833 shares related to the 2019 LTIP grant was forfeited in conjunction with an amendment in the equity compensation agreement of an employee.

Based on the fiscal year 2019 financial results, 2,694 shares of restricted stock already granted were forfeited subsequent to the end of fiscal year 2019 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award. Compensation expense relating to the remaining portion is being recognized on a ratable basis over the vesting period.

In August 2019, the Board of Directors of the Company approved the fiscal year 2020 LTIP for the executive officers and other members of management. The 2020 LTIP is an equity-based plan with a grant date of September 1, 2019 and contains the following equity components: (a) a performance and service-based restricted stock grant of 3,697 shares in the aggregate, subject to adjustment based on fiscal 2020 results, with a vesting date of August 31, 2022. Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,689 shares in the aggregate, with a vesting date of August 31, 2022. Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2019, the Board of Directors of the Company approved equity retention agreements with certain executive officers. The equity-based retention agreements have a grant date of September 1, 2019 and contained time-based restricted stock grants of 15,945 shares in the aggregate, and have a vesting date of August 31, 2022. Compensation expense is being recognized on a ratable basis over the vesting period.

During the second quarter of fiscal 2020, additional grants of 432, 616 and 18,720 shares of restricted stock (total of 19,768) were issued to non-executive members of management with vesting dates of December 31, 2021, 2022 and 2024, respectively. Compensation expense is being recognized on a ratable basis over the vesting period.

In May 2020, restricted stock in the amount of 432 shares related to a second quarter of fiscal 2020 grant was forfeited in conjunction with the termination of employment of a non-executive member of management of the Company.

During the fourth quarter of fiscal 2020, two additional grants totaling 481 shares and 261 shares of restricted stock were issued to two non-executive members of management, with vesting dates of July 27, 2021 and June 15, 2021, respectively. Compensation expense is being recognized on a ratable basis over the vesting period.

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

A summary of the transactions of the Company’s restricted stock plans for the years ended August 31, 2020, 2019 and 2018 is presented below:

	Non Employee Directors	Weighted Average Grant Date Fair Value	Officers and Employees	Weighted Average Grant Date Fair Value
Unvested restricted stock at August 31, 2017	2,407	$91.05	73,972	$51.56
Granted	2,779	$101.05	13,922	$83.65
Vested	(2,407)	$91.05	(22,315)	$41.35
Forfeited or cancelled	—		—
Unvested restricted stock at August 31, 2018	2,779	$101.05	65,579	$61.85
Granted	4,599	$101.92	7,524	$121.64
Vested	(2,779)	$101.05	(25,443)	$65.79
Forfeited or cancelled	—		(3,305)	$79.39
Unvested restricted stock at August 31, 2019	4,599	$101.92	44,355	$67.18
Granted	4,906	$95.59	43,841	$108.47
Vested	(4,599)	$101.92	(25,195)	$61.51
Forfeited or cancelled	—		(3,126)	$123.19
Unvested restricted stock at August 31, 2020	4,906	$95.59	59,875	$97.72

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

In August 2017, the Board of Directors of the Company approved the fiscal year 2018 LTIP for the executive officers and other members of management. The 2018 LTIP is an equity-based plan with a grant date of September 1, 2017 and included options to purchase 9,622 shares of common stock in the aggregate with an exercise price of $93.50 per share. The options vested in three equal annual installments ending on August 31, 2020. Of the options granted, 4,591 options will expire on August 31, 2027, and 5,031 options will expire on September 1, 2027. Compensation expense was recognized over the period of the award consistent with the vesting terms.

During the third quarter of fiscal 2018, an additional grant of options to purchase 606 shares of common stock with an exercise price of $104.00 was issued to a non-executive member of management. The options vested in three equal annual installments ending on August 31, 2020 and will expire on March 1, 2028. Compensation expense was recognized on a ratable basis over the vesting period.

In August 2018, the Board of Directors of the Company approved the fiscal year 2019 LTIP for the executive officers and other members of management. The 2019 LTIP is an equity-based plan with a grant date of September 1, 2018 and included options to purchase 8,603 shares of common stock in the aggregate with an exercise price of $123.95 per share. The options vest in three equal annual installments ending on August 31, 2021. Of the options granted, 3,927 options will expire on August 31, 2028, and 4,676 options will expire on September 1, 2028. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

During the fourth quarter of fiscal 2019, an additional grant of 483 options to purchase shares of common stock with an exercise price of $99.38 per share was made related to the 2019 LTIP grant and in conjunction with an amendment to the equity compensation program for a promotion of an employee. The options vest in three equal installments on August 31, 2019, 2020 and 2021, and will expire on August 31, 2028. Compensation expense is being recognized on a ratable basis over the vesting period.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In August 2019, the Board of Directors of the Company approved the fiscal year 2020 LTIP for the executive officers and other members of management. The 2020 LTIP is an equity-based plan with a grant date of September 1, 2019 and included options to purchase 13,418 shares of common stock in the aggregate with an exercise price of $100.22 per share. The options vest in three equal annual installments ending on August 31, 2022. Of the options granted, 6,218 options will expire on August 31, 2029, and 7,200 options will expire on September 1, 2029. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

In August 2019, the Board of Directors of the Company approved equity retention agreements with certain executive officers. The equity-based retention agreements have a grant date of September 1, 2019 and contain stock options to purchase 53,642 shares of common stock in the aggregate with an exercise price of $100.22 per share. The options will cliff vest on August 31, 2022 and will expire on August 31, 2029. Compensation expense is being recognized on a ratable basis over the vesting period.

The following table summarizes information about stock options outstanding as of August 31, 2020:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$16.00	5,065	2.1	$16.00	$413	5,065	$16.00	$413
$29.72	13,790	3.0	$29.72	$936	13,790	$29.72	$936
$35.50	13,372	4.0	$35.50	$830	13,372	$35.50	$830
$39.50	12,753	5.0	$39.50	$741	12,753	$39.50	$741
$64.37	34,260	6.0	$64.37	$1,137	34,260	$64.37	$1,137
$93.50	8,704	7.0	$93.50	$35	8,704	$93.50	$35
$99.38	483	8.0	$99.38	$—	322	$99.38	$—
$100.22	67,060	9.0	$100.22	$—	4,473	$100.22	$—
$104.00	606	7.5	$104.00	$—	606	$104.00	$—
$123.95	8,603	8.0	$123.95	$—	5,735	$123.95	$—
	164,696	6.8	$75.21	$4,092	99,080	$57.96	$4,092

Options are granted with an exercise price that is equal to the closing market value of the Company’s common stock on the day preceding the grant date, which is determined not to be materially different from the opening market value on the date of grant.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

A summary of the transactions of the Company’s stock option plans for the years ended August 31, 2020, 2019 and 2018 is presented below:

	Officers and Employees	Weighted Average Exercise Price
Options outstanding at August 31, 2017	152,974	$34.21
Granted	10,228	$94.12
Exercised	(64,012)	$19.06
Forfeited or cancelled	—
Options outstanding at August 31, 2018	99,190	$50.17
Granted	9,086	$122.64
Exercised	(7,022)	$42.86
Forfeited or cancelled	—
Options outstanding at August 31, 2019	101,254	$57.18
Granted	67,060	$100.22
Exercised	(3,618)	$34.21
Forfeited or cancelled	—
Options outstanding at August 31, 2020	164,696	$75.21
Options exercisable at August 31, 2020	99,080	$57.96

The weighted average grant date fair value of options granted in the years ended August 31, 2020, 2019 and 2018 was $29.79, $40.12 and $30.99 per share, respectively.

The total pretax intrinsic value of stock options exercised was $311, $403 and $6,714 for the years ended August 31, 2020, 2019, and 2018, respectively.

Excluding the effects of common stock reserved for issuance upon exercise of the 164,696 outstanding options, there were 949,398 shares of common stock available for future issuance under the Company’s 2013 Equity Incentive Plan on August 31, 2020. Based on historic experience, management estimates all outstanding stock options will vest.

The income tax benefit realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was $149, $157 and $1,921 for the years ended August 31, 2020, 2019 and 2018, respectively.

As of August 31, 2020, unrecognized expense related to all stock-based compensation described above was $5,397 (including $4,136 for restricted stock and $1,261 for stock options), which will be recognized over the next five fiscal years.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 11—Segment Data

In fiscal 2019 (prior year), due to the recent changes in our business structure, including several recent acquisitions and divestitures within the previously existing Industrial Materials segment, changes in senior management and the establishment of our Chief Executive Officer as our sole chief operating decision maker, the Company's management team has restructured its internal and external reporting process to more accurately reflect the manner in which the current business is being managed and operated. In the fourth quarter of fiscal 2019 (prior year), the Company reorganized into three reportable operating segments: an Adhesives, Sealants and Additives segment, an Industrial Tapes segment and a Corrosion Protection and Waterproofing segment. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets.

The Adhesives, Sealants and Additives segment (formerly included within the Industrial Materials segment) offers innovative and specialized product offerings consisting of both end-use products and intermediates that are used in, or integrated into, another company’s product. Demand for the segment’s product offerings is typically dependent upon general economic conditions. This segment leverages the core specialty chemical competencies of the Company, and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning December 31, 2017, the Adhesives, Sealants and Additives segment includes the acquired operations of Zappa Stewart within the Company’s specialty chemicals intermediates product line.

The Industrial Tapes segment (formerly included within the Industrial Materials segment) features legacy wire and cable materials, specialty tapes, and other laminated and coated products. The segment derives its competitive advantage through its proven chemistries, diverse specialty offerings and the reliability its supply chain offers to end customers. These products are generally used in the assembly of other manufacturers’ products, with demand typically dependent upon general economic conditions. This segment sells mostly to established markets, with some exposure to growth opportunities through further development of existing products. Markets served include cable manufacturing, utilities and telecommunications, and electronics packaging. The segment’s offerings include insulating and conducting materials for wire and cable manufacturers, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cable and water and natural gas lines, and cover tapes essential to delivering semiconductor components via tape and reel packaging.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following tables summarize information about the Company’s segments:

	Years Ended August 31,
	2020		2019		2018
Revenue
Adhesives, Sealants and Additives	$96,208		$104,796		$101,690
Industrial Tapes	118,960		129,845		130,598
Corrosion Protection and Waterproofing	45,994		46,710		51,900
Total	$261,162		$281,351		$284,188

Income before income taxes
Adhesives, Sealants and Additives	$25,953		$27,142	(d)	$35,190	(h)
Industrial Tapes	31,237	(a)	28,216	(e)	30,886	(i)
Corrosion Protection and Waterproofing	16,638	(b)	15,909	(f)	18,178
Total for reportable segments	73,828		71,267		84,254
Corporate and common costs	(28,508)	(c)	(27,714)	(g)	(27,289)	(j)
Total	$45,320		$43,553		$56,965

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$98		$177		$422
Depreciation	994		1,467		1,285
Amortization	9,313		9,359		7,895

Industrial Tapes
Interest	$111		$216		$516
Depreciation	1,746		1,755		2,748
Amortization	1,800		1,800		2,604

Corrosion Protection and Waterproofing
Interest	$37		$126		$234
Depreciation	615		674		753
Amortization	463		1,286		1,308

(a)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first six months of fiscal 2020
(b)	Includes $170 gain on the refund of a payment made in fiscal 2019 related to engineering studies performed to assess potential operational changes and further plant rationalization and consolidation and an expense of $405 for the write-down of certain assets under construction.
(c)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to the Company’s companywide ERP system, a $760 gain related to the April 2020 sale of the Company’s Pawtucket, RI location, a $1,791 gain related to the August 2020 sale of the Company’s Randolph, MA property, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, $155 of pension-related settlement costs due to the timing of lump-sum distribution and $274 in acquisition-related costs attributable to the September 2020 (fiscal 2021) acquisition of ABchimie
(d)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business
(e)	Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019, and $526 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the second half of fiscal 2019
(f)	Includes $200 of expense related to engineering studies performed to assess potential future operational changes and further plant rationalization and consolidation, see note (b)
(g)	Includes $511 of pension-related settlement costs due to the timing of lump-sum distributions
(h)	Includes $1,070 of expense related to inventory step-up in fair value attributable to the acquisition of Zappa Stewart
(i)	Includes $1,085 gain on sale of license related to the structural composites product line recorded in the second quarter of fiscal 2018, $1,480 gain on sale of business related to the April 2018 sale of the structural composites rod business and $1,272 of expense related to the exit of our Pawtucket, RI location in the fourth quarter of fiscal 2018

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

(j)	Includes $393 in acquisition-related expense attributable to the December 2017 acquisition of Zappa Stewart

	August 31,	August 31,
	2020	2019
Total Assets
Adhesives, Sealants and Additives	$129,457	$135,583
Industrial Tapes	71,229	77,085
Corrosion Protection and Waterproofing	32,642	32,478
Total for reportable segments	233,328	245,146
Corporate and common assets	113,502	62,822
Total	$346,830	$307,968

Note 12—Export Sales and Foreign Operations

Export sales from continuing domestic operations to unaffiliated third parties were $30,067, $30,582 and $42,883 for the years ended August 31, 2020, 2019 and 2018, respectively. The decrease in export sales in fiscal 2020 against fiscal 2019 in a reflection of the overall year-over-year decrease in sales results. The decrease in export sales in fiscal 2019 against fiscal 2018 resulted from decreased export sales into China and Europe.

The Company’s products are sold worldwide. Revenue for the years ended August 31, 2020, 2019 and 2018, are attributed to operations located in the following countries:

	Years Ended August 31,
	2020	2019	2018
Revenue
United States	$226,690	$248,281	$244,225
United Kingdom	20,543	17,504	20,598
All other foreign (1)	13,929	15,566	19,365
Total	$261,162	$281,351	$284,188

(1)	Inclusive of sales originated from our Paris, France location, royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

As of August 31, 2020 and 2019, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization in the following countries:

	August 31,	August 31,
	2020	2019
Long-Lived Assets
United States
Property, plant and equipment, net	$22,427	$24,993
Goodwill and Intangible assets, less accumulated amortization	117,930	129,057

United Kingdom
Property, plant and equipment, net	2,320	2,493
Goodwill and Intangible assets, less accumulated amortization	4,403	4,446

All other foreign
Property, plant and equipment, net	827	1,840
Goodwill and Intangible assets, less accumulated amortization	1,269	1,187

Total
Property, plant and equipment, net	$25,574	$29,326
Goodwill and Intangible assets, less accumulated amortization	$123,602	$134,690

Note 13—Supplemental Cash Flow Data

Supplemental cash flow information for the years ended August 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Income taxes paid	$11,186	$11,714	$20,142
Interest paid	$230	$728	$915

Noncash Investing and Financing Activities
Common stock received for payment of stock option exercises	$123	$119	$1,028
Property, plant and equipment additions included in accounts payable	$92	$67	$197

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Supplemental cash flow information as related to acquisitions and divestitures for the years ended August 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Sale of Randolph, MA Property
Asset held for sale	$(14)
Gain on sale of real estate	(1,791)
Cash received from sale of real estate, net	1,805

Sale of Pawtucket, RI Location
Asset held for sale	$(1,050)
Gain on sale of real estate	(760)
Cash received from sale of real estate, net	1,810

Acquisition of Zappa Stewart
Current assets			$10,478
Property, plant & equipment			1,872
Goodwill and Intangible assets			64,378
Deferred tax liability			(2,626)
Accounts payable and accrued liabilities			(633)
Payments for acquisitions			(73,469)

Sale of Structural Composites Rod Business
Inventory			$(522)
Goodwill			(230)
Gain on sale of business			(1,480)
Cash received from sale of business, net of transaction costs			2,232

Sale of Structural Composites License
Property and equipment			$(26)
Gain on sale of license			(1,085)
Accrued income taxes			111
Cash received from sale of license			1,000

Sale of Fiber Optic Cable Components Product Line
Due from sale of business		$(400)
Cash received from sale of product line, net of transaction costs		400

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 14—Acquisitions

Acquisition of ABchimie

On September 1, 2020 (subsequent to fiscal 2020), the Company acquired all the capital stock of ABchimie for €18,000 (approximately $21,420 at the time of the transaction) net of cash and marketable securities acquired, subject to final working capital adjustment, excluding acquisition-related costs of $274 and with a potential earn out based on performance potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and the protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded 100% with cash on hand. The financial results of the business will be included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed and anticipates completion within fiscal 2021. The ABchimie acquisition does not represent a significant business combination so pro forma financial information is not provided.

Acquisition of Zappa Stewart

On December 31, 2017, the Company acquired Zappa Stewart, an advanced superabsorbent polymer (SAP) formulator and solutions provider, with operations located in Hickory and McLeansville, NC. The business was acquired for a purchase price of $73,469, after final working capital adjustments and excluding acquisition-related costs.  Chase Corporation acquired all equity of the business and entered multiyear leases at both locations. The purchase was funded by a combination of a $65,000 draw on the Company’s existing revolving credit facility and available cash on hand. Zappa Stewart’s protective materials technology is complementary to Chase Corporation’s current specialty chemicals offerings. This acquisition is in line with our core strategies and extends our reach into growing medical and consumer applications.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Supplemental Pro Forma Data (unaudited)

The following table presents the pro forma results of the Company for the year ended August 31, 2018 as though the Zappa Stewart acquisition described above occurred on September 1, 2016 (the first day of fiscal 2017). The actual revenue and expenses for the acquired business are included in the Company’s consolidated results beginning on December 31, 2017. From the date of acquisition (December 31, 2017) through August 31, 2018, revenue and net income for the Zappa Stewart operations included in the consolidated statement of operations were $16,324 and $578, respectively, with results inclusive of sale of $1,070 in inventory step-up cost, $393 in acquisition-related costs and amortization expense of $2,672 recognized related to intangible assets recorded as part of the transaction, but not inclusive of any interest or financing costs. The pro forma results include adjustments for the estimated amortization of intangibles, acquisition-related costs, sale of inventory step-up cost, interest expense assuming the entire $65,000 draw remained outstanding through December 31, 2017 (at the interest rate effective at the date of borrowing) and the income tax impact of the pro forma adjustments at the statutory rate of 26% for fiscal 2018. The following pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on September 1, 2016.

Years Ended August 31,
2018
Revenue	$292,609
Net income	44,508

Net income available to common shareholders, per common and common equivalent share
Basic earnings per share	$4.75
Diluted earnings per share	$4.70

Note 15—Sale of License

In November 2017 (fiscal 2018), the Company entered a license agreement with an unrelated party to sell a license, including intellectual property, and certain construction in process assets, with a net book value of $26, all of which related to the manufacturing of certain structural composite materials. In the second fiscal quarter of 2018, the transaction was finalized for gross consideration of $1,111 comprising cash proceeds of $1,000 and $111 in foreign tax consideration paid by the buyer on Chase Corporation’s behalf. This transaction resulted in a gain of $1,085, which was recorded in the Company’s consolidated statement of operations as a gain on sale of license during the fiscal quarter ended February 28, 2018.

In relation to this license agreement, the purchaser also entered into a royalty agreement with the Company under which the purchaser agreed to make royalty payments to the Company based on the volume of future sales of certain structural composite material manufactured by the purchaser. Revenue recognized related to this royalty agreement was not material in fiscal 2019 and 2018, and this royalty agreement was terminated in fiscal 2019.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial liabilities measured at fair value other than long-term debt and that its financial assets are currently all classified within Level 1 or Level 2 in the fair value hierarchy. The financial assets classified as Level 1 and Level 2 as of August 31, 2020 and 2019 represent investments which are restricted for use in non-qualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of August 31, 2020 and 2019:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	August 31, 2020	$1,619	$1,395	$224	$—

Restricted investments	August 31, 2019	$1,260	$1,091	$169	$—

The following table presents the fair values of the Company’s long-term debt as of August 31, 2020 and 2019 which is recorded at its carrying amount:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	August 31, 2020	$—	$—	$—	$—

Long-term debt	August 31, 2019	$—	$—	$—	$—

The long-term debt had no outstanding balance as of August 31, 2020 and August 31, 2019. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 6 to the consolidated financial statements for additional information on long-term debt.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 17—Net Income Per Share

The determination of earnings per share under the two-class method is as follows:

	Years Ended August 31,
	2020	2019	2018
Net income	$34,157	$32,711	$43,143
Less: Allocated to participating securities	273	257	410
Available to common shareholders	$33,884	$32,454	$42,733
Basic weighted average shares outstanding	9,359,940	9,334,232	9,296,648
Additional dilutive common stock equivalents	79,810	44,975	69,423
Diluted weighted average shares outstanding	9,439,750	9,379,207	9,366,071
Net income available to common shareholders, per common and common equivalent share
Basic	$3.62	$3.48	$4.60
Diluted	$3.59	$3.46	$4.56

For the years ended August 31, 2020, 2019 and 2018, stock options to purchase 11,183, 12,901 and 404 shares of common stock were outstanding but were not included in the calculation of diluted net income per share because their inclusion would be antidilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

Note 18—Sale of Businesses

Sale of Structural Composites Rod Business

On April 20, 2018, Chase Corporation finalized an agreement with an unrelated party to sell all inventory, operational machinery and equipment and intangible assets of the Company’s structural composites rod business, as well as a license related to the production and sale of rod, for proceeds of $2,232, net of transaction costs and following all working capital adjustments. This business, which was part of the structural composites product line within the Industrial Tapes segment (previously within the former Industrial Materials segment), had limited growth and profitability prospects as part of the Company, and was outside the areas Chase has identified for strategic emphasis. The divestiture was accounted for under ASC Topic 360, “Disclosure—Impairment or Disposal of Long-Lived Assets.” In accordance with this accounting standard, the resulting pre-tax gain on sale of $1,480 was recognized in the third quarter of fiscal 2018 as a gain on sale of businesses within the consolidated statement of operations. Chase received $2,075, net of transaction costs, in the third quarter of fiscal 2018, with the remaining $157 received in the fourth quarter of fiscal 2018 as a result of a working capital true-up.

Related to this transaction, the purchaser entered into a royalty agreement with the Company, under which the purchaser agreed to make royalty payments to the Company based on future sales of certain structural composite material manufactured by the purchaser. Royalty revenue recognized in fiscal 2019 and 2018 related to this agreement was not material, and this royalty agreement was terminated in fiscal 2019.

The sale of the structural components rod business followed the Company’s sale of the RodPack® wind blade components business in November 2015, and the licensing of certain composite technologies during the second quarter of fiscal 2018 (see further discussion in Note 15 to the consolidated financial statements). Subsequent to the third quarter of fiscal 2018, Chase Corporation has included the results of its remaining structural composites wind energy business (inclusive of the royalties and the custom manufacturing services) within the specialty products product line.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 19—Sale of Real Estate

Sale of Randolph, MA Property

In August 2020, the Company finalized the sale of its Randolph, MA property for net proceeds of $1,805. This transaction resulted in a gain of $1,791, which was recorded during the fourth quarter of fiscal 2020.

Sale of Pawtucket, RI Location

In April 2020, the Company finalized the sale of its Pawtucket, RI location for net proceeds of $1,810. This transaction resulted in a gain of $760, which was recorded during the third quarter of fiscal 2020.

Note 20—Operations Optimization Costs

Strategic Actions Taken Related to COVID-19

The second, third and fourth fiscal quarters of 2020 saw the global spread of the coronavirus pandemic (COVID-19), which grew to create significant volatility, uncertainty and global economic disruption. During the third fiscal quarter, the Company implemented changes to its cost structure designed to address market changes brought on by COVID-19 and demonstrate its commitment to fiscal prudence: (a) the Company made a targeted reduction in its global workforce, contemplated pre-pandemic but catalyzed by COVID-19, which resulted in the recognition of $183 in severance costs during the period; and (b) the Company also instituted a temporary 20% reduction in the base salaries of its named executive officers and select members of senior management, as well as the cash compensation of the non-employee members of its Board of Directors. The reduction in force, which impacted operations in the Company’s U.S. facilities, and the adjustments in compensation, were both effective May 2020.

ERP System Upgrade

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase Corporation is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around the facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first quarter of fiscal 2020, with no expense recognized in the second, third or fourth fiscal quarters. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

Relocation of Pulling and Detection Manufacturing to Hickory, NC

During the third quarter of fiscal 2019, Chase Corporation began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559 in expense related to the move in the six-month period ended February 29, 2020, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the six months ended August 31, 2020, and future costs related to this move are not anticipated to be significant to the consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Engineering Studies Related to Facility Consolidation and Rationalization Initiative

During the fourth quarter of fiscal 2019 (prior year), the Company commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s facility rationalization and consolidation initiative. Chase Corporation completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020 (current year). The Company recognized $200 in expense related to these services in fiscal 2019, and a gain of $170 in fiscal 2020, as certain amounts expensed in fiscal 2019 were refunded. Also in the fourth quarter of fiscal 2020 and related to the recommendations of the commissioned engineering studies, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $405 related to the machinery. The Company may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

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

Note 22—Assets Held for Sale

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

Assets held for sale as of August 31, 2020 and 2019 were:

	August 31, 2020	August 31, 2019
Pawtucket, RI - Property, plant and equipment	$—	$1,050
Randolph, MA - Property	—	14
Total	$—	$1,064

The Randolph, MA and Pawtucket, RI locations were sold for gains of $1,791 and $760, respectively, during fiscal 2020. See Note 19 to the consolidated financial statements for additional information on the sale of the Randolph, MA and Pawtucket, RI properties during fiscal 2020.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 23—Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited operating results for each of the Company’s quarters in the years ended August 31, 2020 and 2019:

	Fiscal Year 2020 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$65,757	$64,626	$64,157	$63,202	$257,742
Gross Profit on Sales	23,974	23,960	24,468	23,725	96,127
Net income	$7,362	$7,879	$9,908	$9,008	$34,157
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.78	$0.83	$1.05	$0.95	$3.62
Diluted	$0.77	$0.83	$1.04	$0.95	$3.59

	Fiscal Year 2019 Quarters
	First	Second	Third	Fourth	Year
Net Sales	$71,364	$65,442	$70,883	$69,150	$276,839
Gross Profit on Sales	24,789	22,229	24,477	25,181	96,676
Net income	$8,823	$5,273	$8,541	$10,074	$32,711
Net income available to common shareholders, per common and common equivalent share:
Basic	$0.94	$0.56	$0.91	$1.07	$3.48
Diluted	$0.93	$0.56	$0.90	$1.07	$3.46

Note: Quarterly earnings per share amounts may not sum to earnings per share for the year due to rounding.

Note 24—Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s accounts receivable and sales return reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2020	$739	$921	$(1,222)	$438
August 31, 2019	$559	$1,775	$(1,595)	$739
August 31, 2018	$456	$1,138	$(1,035)	$559

The following table sets forth activity in the Company’s warranty reserve (the warranty reserve is included within accrued expenses on the consolidated balance sheet):

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2020	$37	$—	$(37)	$—
August 31, 2019	$—	$37	$—	$37
August 31, 2018	$220	$—	$(220)	$—

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 25—Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2018	$126	$(5,796)	$(6,666)	$(12,336)

Other comprehensive gains (losses) before reclassifications	36	(1,215)	(1,541)	(2,720)
Reclassifications to net income of previously deferred (gains) losses	(8)	740	—	732
Other comprehensive income (loss)	28	(475)	(1,541)	(1,988)

Balance at August 31, 2019	$154	$(6,271)	$(8,207)	$(14,324)
Other comprehensive gains (losses) before reclassifications	143	(1,278)	3,163	2,028
Reclassifications to net income of previously deferred (gains) losses	(28)	620	—	592
Other comprehensive income (loss)	115	(658)	3,163	2,620

Adoption of ASU 2018-02	—	(1,388)	—	(1,388)

Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income:

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Year Ended	Year Ended	Location of Gain (Loss) Reclassified from Accumulated
	August 31, 2020	August 31, 2019	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(37)	$(11)	Selling, general and administrative expenses
Tax expense (benefit)	9	3
Gain net of tax	$(28)	$(8)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$667	$475	Other income (expense)
Settlement and curtailment loss	155	511	Other income (expense)
Tax expense (benefit)	(202)	(246)
Loss net of tax	$620	$740

Total net loss reclassified for the period	$592	$732

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 26—Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” adopted September 1, 2018 (proceeding periods are accounted for under the historic accounting standards of ASC 605). This revenue is generated from the manufacture of specialty chemical products including coatings, linings, adhesives, sealants, specialty tapes, polymers and laminates. Certain of these manufactured products can incorporate customer-owned materials. The Company also recognizes, to a lesser extent, revenue through royalties and commissions from licensed manufacturers and from providing custom manufacturing-related services. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers, which can be either at a point in time or over time based on contractual terms with customers. Revenue is generally recognized at a point in time when control passes upon either shipment to or receipt by the customer of the Company’s products, while revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition.

Contract Balances

The Company’s contract assets primarily relate to unbilled revenue for products currently in production at the Company’s facilities and which incorporate customer-owned material. Revenue is recognized in advance of billing to the customer in these specific circumstances, whereas billing is typically performed at the time of shipment to or receipt by the customer. Contract assets are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. The following table presents contract assets by reportable operating segment as of August 31, 2020 and 2019:

	August 31,	August 31,
	2020	2019
Contract Assets
Adhesives, Sealants and Additives	$20	$42
Industrial Tapes	21	26
Corrosion Protection and Waterproofing	41	79
Total	$82	$147

The Company did not have any contract liabilities as of August 31, 2020 and 2019.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the years ended August 31, 2020 and 2019 was as follows:

	Year Ended August 31, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$64,611	$105,911	$36,252	$206,774
Asia	17,977	7,150	6,361	31,488
Europe	13,201	3,286	3,047	19,534
All other foreign	419	2,613	334	3,366
Total Revenue	$96,208	$118,960	$45,994	$261,162

	Year Ended August 31, 2019
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$70,320	$117,955	$37,463	$225,738
Asia	19,430	7,126	6,524	33,080
Europe	14,773	2,637	2,455	19,865
All other foreign	273	2,127	268	2,668
Total Revenue	$104,796	$129,845	$46,710	$281,351

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of August 31, 2020. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of August 31, 2020.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Chase Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Chase Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of August 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended August 31, 2020, and our report dated November 12, 2020 expressed an unqualified opinion on those financial statements.

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

November 12, 2020

Item 9b – Other Information

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company’s code of ethics applicable to senior management, procedures for shareholder nominations to the Company’s Board of Directors, and the Company’s Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2020. Information regarding the Company’s executive officers found in the section captioned “Information About Our Executive Officers” in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

Item 11 – Executive Compensation

The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company’s Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2020.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2020.

The following table summarizes the Company’s equity compensation plans as of August 31, 2020. Further details on the Company’s equity compensation plans are discussed in the notes to the Consolidated Financial Statements. The adoption of each of the Company’s equity compensation plans was approved by its shareholders.

	Number of shares of	Weighted
	Chase common	average exercise	Number of shares of
	stock to be issued	price of	Chase common stock
	upon the exercise of	outstanding	remaining available for
	outstanding options	options	future issuance

2005 Incentive Plan	39,473	$31.71	—
2013 Equity Incentive Plan	125,223	88.92	949,398
Total	164,696	$75.21	949,398

Item 13 – Certain Relationships and Related Transactions, and director independence

The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company’s Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2020.

Item 14 – Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K, relating to fees paid to the Company’s independent registered public accounting firm and pre-approval policies of the Company’s Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2020.

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

4.1

Description of the Company’s Capital Stock (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed on November 13, 2019).

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

10.3.1	Chase Corporation Employee’s Supplemental Savings Plan, as Amended and Restated Effective December 31, 2016.*

10.3.2	Amendment to the Chase Corporation Employee’s Supplemental Savings Plan, dated July 15, 2020.*

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

10.7.1	Offer letter dated August 1, 2018 by and between Chase Corporation and Christian J. Talma (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K on August 24, 2018).*

10.7.2	Severance Agreement between the Company and Christian J. Talma dated August 17, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K on August 24, 2018).*

10.8.1	2005 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 9, 2006).*

10.8.2	2013 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit A to the Company’s 2012 Proxy Statement filed on December 21, 2012).*

10.8.3

Form of restricted stock unit award issued for non-executive members of the Board of Directors (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*

10.8.4

Form of restricted stock unit award issued for members of Executive Management (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2007, filed on April 16, 2007).*

10.8.5

Form of restricted stock agreement issued for 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.9.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed on November 13, 2019).*

10.8.6	Form of stock option award issued (incorporated by reference from Exhibit 10.11.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 16, 2009). *

10.9.1

Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on January 14, 2005).*

10.9.2	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed on January 14, 2005).*

10.10.1	FY 2020 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company's current report on Form 8-K filed on August 23, 2019).*

10.10.2	FY 2020 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 99.2 to the Company's current report on Form 8-K filed on August 23, 2019).*

10.10.3	FY 2021 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company's current report on Form 8-K filed on August 31, 2020).*
10.10.4	FY 2021 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 99.2 to the Company's current report on Form 8-K filed on August 31, 2020).*
10.11.1

Amended and Restated Credit Agreement dated as of December 15, 2016 by and among Chase Corporation, NEPTCO Incorporated, the Guarantors named therein, Bank of America, N.A., as administrative agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed December 20, 2016)

10.11.2

First Amendment to Amended and Restated Credit Agreement, dated as of February 6, 2017 by and among Chase Corporation, NEPTCO Incorporated, the Guarantors, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, filed on April 7, 2017).

10.12

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
November 12, 2020

By:	/s/ Christian J. Talma
Christian J. Talma
Treasurer and Chief Financial Officer
November 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Chase	Executive Chairman	November 12, 2020
Peter R. Chase

/s/ Adam P. Chase	Director, President and Chief Executive Officer (Principal Executive Officer)	November 12, 2020
Adam P. Chase

/s/ Christian J. Talma	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 12, 2020
Christian J. Talma

/s/ Mary Claire Chase	Director	November 12, 2020
Mary Claire Chase

/s/ Thomas DeByle	Director	November 12, 2020
Thomas DeByle

/s/ John H. Derby III	Director	November 12, 2020
John H. Derby III

/s/ Lewis P. Gack	Director	November 12, 2020
Lewis P. Gack

/s/ Chad A. McDaniel	Director	November 12, 2020
Chad A. McDaniel

/s/Dana Mohler-Faria	Director	November 12, 2020
Dana Mohler-Faria

/s/ Thomas Wroe, Jr	Director	November 12, 2020
Thomas Wroe, Jr.