Form 10-Q
period 2020-11-30
CHASE CORP
filed 2021-01-07
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2020

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

The number of shares of Common Stock outstanding as of December 31, 2020 was 9,446,391.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2020

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to Chase Corporation’s future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; its expectations as to legal proceedings; the effect of its market and product development efforts; and expectations or plans relating to the implementation or realization of its strategic goals and future growth, including through potential future acquisitions and divestitures. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, statements relating to future dividend payments, as well as the expected impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's businesses. Forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2020	2020
ASSETS
Current Assets
Cash and cash equivalents	$90,062	$99,068
Accounts receivable, less allowance for doubtful accounts and credit losses of $477 and $438	38,894	36,993
Inventory	35,962	39,058
Prepaid expenses and other current assets	4,389	2,470
Prepaid income taxes	800	231
Total current assets	170,107	177,820

Property, plant and equipment, less accumulated depreciation of $52,544 and $52,283	25,477	25,574

Other Assets
Goodwill	95,486	82,402
Intangible assets, less accumulated amortization of $81,409 and $78,351	50,217	41,200
Cash surrender value of life insurance	4,450	4,450
Restricted investments	1,780	1,619
Deferred income taxes	5,041	4,929
Operating lease right-of-use asset (Note 8)	8,751	8,821
Other assets	4	15
Total assets	$361,313	$346,830

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,070	$12,525
Accrued payroll and other compensation	5,073	5,751
Accrued expenses	4,431	4,867
Dividend payable	7,557	—
Total current liabilities	29,131	23,143

Operating lease long-term liabilities (Note 8)	6,427	6,395
Deferred compensation	1,790	1,629
Accumulated pension obligation	10,617	10,930
Other liabilities	933	—
Deferred income taxes	3,512	—
Accrued income taxes	1,957	1,941

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,446,281 shares at November 30, 2020 and 9,439,082 shares at August 31, 2020 issued and outstanding	945	944
Additional paid-in capital	17,264	16,674
Accumulated other comprehensive loss	(12,809)	(13,092)
Retained earnings	301,546	298,266
Total equity	306,946	302,792
Total liabilities and equity	$361,313	$346,830

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2020	2019

Revenue
Sales	$66,136	$65,757
Royalties and commissions	1,040	1,045
	67,176	66,802
Costs and Expenses
Cost of products and services sold	39,605	41,783
Selling, general and administrative expenses	12,260	12,622
Research and product development costs	1,051	1,018
Operations optimization costs (Note 15)	—	649

Operating income	14,260	10,730

Interest expense	(69)	(55)
Other income (expense)	(214)	(604)

Income before income taxes	13,977	10,071

Income taxes (Note 14)	3,140	2,709

Net income	$10,837	$7,362

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$1.15	$0.78

Diluted	$1.14	$0.77

Weighted average shares outstanding
Basic	9,375,819	9,352,148
Diluted	9,418,675	9,434,218

Annual cash dividends declared per share	$0.80	$0.80

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2020	2019
Net income	$10,837	$7,362

Other comprehensive income:
Net unrealized gain on restricted investments, net of tax	70	41
Change in funded status of pension plans, net of tax	122	131
Foreign currency translation adjustment	91	1,537
Total other comprehensive income	283	1,709

Comprehensive income	$11,120	$9,071

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2019	9,400,748	$940	$14,351	$(14,324)	$270,260	$271,227
Restricted stock grants, net of forfeitures	20,637	2	(2)			—
Amortization of restricted stock grants			486			486
Amortization of stock option grants			228			228
Exercise of stock options	3,618	—	123			123
Common stock received for payment of stock option exercises	(1,057)	—	(123)			(123)
Cash dividend on common stock, $0.80 per share					(7,539)	(7,539)
Change in funded status of pension plans, net of tax $44				131		131
Foreign currency translation adjustment				1,537		1,537
Net unrealized gain (loss) on restricted investments, net of tax $14				41		41
Adoption of ASU 2018-02				(1,388)	1,388	—
Net income					7,362	7,362
Balance at November 30, 2019	9,423,946	$942	$15,063	$(14,003)	$271,471	$273,473

Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792
Restricted stock grants, net of forfeitures	7,378	1	(1)			—
Amortization of restricted stock grants			569			569
Amortization of stock option grants			248			248
Exercise of stock options	2,532	—	40			40
Common stock received for payment of stock option exercises	(386)	—	(40)			(40)
Common stock retained to pay statutory minimum withholding taxes on common stock	(2,325)	—	(226)			(226)
Cash dividend on common stock, $0.80 per share					(7,557)	(7,557)
Change in funded status of pension plans, net of tax $43				122		122
Foreign currency translation adjustment				91		91
Net unrealized gain (loss) on restricted investments, net of tax $25				70		70
Net income					10,837	10,837
Balance at November 30, 2020	9,446,281	$945	$17,264	$(12,809)	$301,546	$306,946

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Three Months Ended November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,837	$7,362
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,003	1,053
Amortization	3,071	2,914
Provision for allowance for doubtful accounts and credit losses	41	48
Stock-based compensation	817	714
Realized gain on restricted investments	(5)	(5)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(1,253)	2,193
Inventory	3,336	3,524
Prepaid expenses and other assets	(1,239)	(520)
Accounts payable	(701)	968
Accrued compensation and other expenses	(1,285)	(2,266)
Accrued income taxes	(570)	2,168
Net cash provided by operating activities	14,052	18,153

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(660)	(699)
Payments for acquisitions	(22,241)	—
Changes in restricted investments	(62)	(45)
Net cash used in investing activities	(22,963)	(744)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of taxes on stock options and restricted stock	(226)	—
Net cash used in financing activities	(226)	—

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(9,137)	17,409
Effect of foreign exchange rates on cash	131	876
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,068	47,771
CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,062	$66,056

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$40	$123
Property, plant and equipment additions included in accounts payable	$159	$113
Annual cash dividend declared	$7,557	$7,539

See accompanying notes to the condensed consolidated financial statements

Note 1 — Basis of Financial Statement Presentation

Description of Business

Chase Corporation (the “Company,” “Chase,” “we,” or “us”), a global specialty chemicals company founded in 1946, is a leading manufacturer of protective materials for high-reliability applications across diverse market sectors. The Company’s strategy is to maximize the performance of its core businesses and brands while seeking future opportunities through strategic acquisitions. Through investments in facilities, systems and organizational consolidation, the Company seeks to improve performance and gain economies of scale.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Chase Corporation filed audited consolidated financial statements which included all information and notes necessary for such a complete presentation for the three years ended August 31, 2020 in conjunction with its 2020 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended November 30, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2020 which are contained in the Company’s 2020 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2020, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended November 30, 2020 and 2019.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France (including ABchimie acquired September 1, 2020) are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all Chase Corporation’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were ($96) and ($501) for the three-month periods ended November 30, 2020 and 2019, respectively.

Other Business Developments

On September 1, 2020 (the first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs of $274 and with a potential earn out based on performance potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and the protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded 100% with cash on hand. The financial results of the business were included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets, including finalizing the recording of deferred taxes, assumed and anticipates completion within fiscal 2021. The ABchimie acquisition does not represent a significant business combination so pro forma financial information is not provided.

The Company’s second quarter of fiscal 2020 (prior year) saw the beginning of the global spread of the coronavirus pandemic (COVID-19), which subsequently grew to create significant volatility, uncertainty, and global economic disruption. While the Company remains profitable with sufficient cash on hand to continue to meet its short- and long-term strategic objectives, COVID-19 continues to impact nearly all geographies served by the Company. Given the magnitude of the uncertainty that COVID-19 has broadly placed on global markets, the pandemic’s long-term effects on the Company’s results and the Company’s ability to maintain service levels cannot currently be estimated. The Company will continue to assess the situation and take the appropriate actions to ensure it is in the strongest position possible.

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around the facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first quarter of fiscal 2020, with nothing recognized in the first quarter of fiscal 2021. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $499 in expense related to the move in the three-month period ended November 30, 2019, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the three months ended November 30, 2020, and future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in Note 1 — “Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2020. Significant changes to these accounting policies as a result of adopting Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” during the first quarter of fiscal 2021 are discussed within Note 2 —  “Recent Accounting Standards” within this Current Quarterly Report on Form 10-Q.

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The ASU applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. Management does not expect ASU 2020-04 to have a material impact on the Company's consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13. This amendment provides clarity and improves the codification to ASU 2016-13. The pronouncements are concurrently effective for fiscal years beginning after December 15, 2019 and interim periods therein. The Company adopted ASU 2016-13 on September 1, 2020, using the modified retrospective transition method which resulted in no material impact on the condensed consolidated financial statements.

As a result of the adoption of ASU 2016-13, the Company has updated its critical accounting policy related to trade account receivables and allowances for credit losses as of November 30, 2020 from what was previously disclosed in our audited financial statements for the year ended August 31, 2020 as follows:

All trade account receivables are reported net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade account receivables over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. The Company regularly perform detailed reviews of our pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

Note 3 — Inventory

Inventory consisted of the following as of November 30, 2020 and August 31, 2020:

	November 30,	August 31,
	2020	2020
Raw materials	$17,946	$18,993
Work in process	7,020	7,761
Finished goods	10,996	12,304
Total Inventory	$35,962	$39,058

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended November 30,
	2020	2019

Basic Earnings per Share

Net income	$10,837	$7,362
Less: Allocated to participating securities	78	54
Net income available to common shareholders	$10,759	$7,308

Basic weighted average shares outstanding	9,375,819	9,352,148
Net income per share - Basic	$1.15	$0.78

Diluted Earnings per Share

Net income	$10,837	$7,362
Less: Allocated to participating securities	78	54
Net income available to common shareholders	$10,759	$7,308

Basic weighted average shares outstanding	9,375,819	9,352,148
Additional dilutive common stock equivalents	42,856	82,070
Diluted weighted average shares outstanding	9,418,675	9,434,218
Net income per share - Diluted	$1.14	$0.77

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options. For the three-month periods ended November 30, 2020 and 2019, stock options to purchase 91,275 and 8,805 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.

Note 5 — Stock-Based Compensation

In August 2019, the Board of Directors of the Company approved the fiscal year 2020 Long Term Incentive Plan (“2020 LTIP”) for the executive officers and other members of management. The 2020 LTIP is an equity-based plan with a grant date of September 1, 2019 and contains (a) a restricted stock grant of 7,386 shares in the aggregate (of which 3,697 included a performance-based vesting component and were, subject to adjustment as discussed below), with a vesting date of August 31, 2022, and (b) options to purchase 13,418 shares of common stock in the aggregate with an exercise price of $100.22 per share, vesting in three equal annual installments ending on August 31, 2022.

Based on the fiscal year 2020 financial results, 387 shares of restricted stock already granted under the 2020 LTIP were forfeited subsequent to the end of fiscal year 2020 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award. Compensation expense for the 2020 LTIP awards is recognized on a ratable basis over the vesting period.

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

In August 2020, the Board of Directors of the Company approved the fiscal year 2021 Long Term Incentive Plan (“2021 LTIP”) for the executive officers and other members of management. The 2021 LTIP is an equity-based plan with a grant date of September 1, 2020 and contains the following equity components:

Restricted Shares — (a) a performance and service-based restricted stock grant of 3,798 shares in the aggregate, subject to adjustment based on fiscal 2021 results, with a vesting date of August 31, 2023. Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 4,919 shares in the aggregate, with a vesting date of August 31, 2023. Compensation expense is recognized on a ratable basis over the vesting period.

Stock options — options to purchase 14,845 shares of common stock in the aggregate with an exercise price of $97.57 per share. The options will vest in three equal annual installments beginning on August 31, 2021 and ending on August 31, 2023. Of the options granted, 5,391 options will expire on August 31, 2030, and 9,454 options will expire on September 1, 2030. Compensation expense is recognized over the period of the award consistent with the vesting terms.

In the first quarter of 2021, restricted stock in the amount of 952 shares related to the second quarter of fiscal 2020 grant was forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

Note 6 — Segment Data and Foreign Operations

The Company is organized into three reportable operating segments: Adhesives, Sealants and Additives; Industrial Tapes; and Corrosion Protection and Waterproofing. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets.

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are used in, or integrated into, another company’s product. Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and cleaners, and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 1, 2020, the Adhesives, Sealants and Additives segment includes the acquired operations of ABchimie, within the electronic and industrial coatings product line.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2020	2019
Revenue
Adhesives, Sealants and Additives	$30,071	$25,822
Industrial Tapes	26,491	30,124
Corrosion Protection and Waterproofing	10,614	10,856
Total	$67,176	$66,802

Income before income taxes
Adhesives, Sealants and Additives	$9,979	$7,482
Industrial Tapes	7,868	6,637	(a)
Corrosion Protection and Waterproofing	4,086	3,964
Total for reportable segments	21,933	18,083
Corporate and common costs	(7,956)	(8,012)	(b)
Total	$13,977	$10,071

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$30	$21
Depreciation	242	314
Amortization	2,573	2,337

Industrial Tapes
Interest	$27	$25
Depreciation	465	401
Amortization	386	450

Corrosion Protection and Waterproofing
Interest	$12	$9
Depreciation	139	154
Amortization	112	127

(a)	Includes $499 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first quarter of fiscal 2020
(b)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to our companywide ERP system

Total assets for the Company’s reportable segments as of November 30, 2020 and August 31, 2020 were:

	November 30,	August 31,
	2020	2020
Total Assets
Adhesives, Sealants and Additives	$152,412	$129,457
Industrial Tapes	68,962	71,229
Corrosion Protection and Waterproofing	30,091	32,642
Total for reportable segments	251,465	233,328
Corporate and common assets	109,848	113,502
Total	$361,313	$346,830

The Company’s products are sold worldwide. Revenue for the three-month period ended November 30, 2020 and 2019 was attributed to operations located in the following countries:

	Three Months Ended November 30,
	2020	2019
Revenue
United States	$55,742	$58,361
United Kingdom	6,027	4,631
All other foreign (1)	5,407	3,810
Total	$67,176	$66,802

(1)	Comprises sales originated from the Company’s French locations (including ABchimie for fiscal 2021), royalty revenue attributable to its licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of November 30, 2020 and August 31, 2020 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	November 30,	August 31,
	2020	2020
Long-Lived Assets
United States
Property, plant and equipment, net	$22,093	$22,427
Goodwill and Intangible assets, less accumulated amortization	115,261	117,930

United Kingdom
Property, plant and equipment, net	2,279	2,320
Goodwill and Intangible assets, less accumulated amortization	4,275	4,403

All other foreign
Property, plant and equipment, net	1,105	827
Goodwill and Intangible assets, less accumulated amortization	26,167	1,269

Total
Property, plant and equipment, net	$25,477	$25,574
Goodwill and Intangible assets, less accumulated amortization	$145,703	$123,602

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2020	$50,487	$21,215	$10,700	$82,402
Acquisition of ABchimie	13,055	—	—	13,055
Foreign currency translation adjustment	30	—	(1)	29
Balance at November 30, 2020	$63,572	$21,215	$10,699	$95,486

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified a total of three reporting units, corresponding to its three operating segments, that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying value of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors, including the anticipated future impact of the coronavirus disease 2019 (COVID-19) pandemic. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using discounted cash flows. The Company evaluates the possible impairment of goodwill annually during the fourth quarter, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

The Company has adopted ASU No. 2017-04 “Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.” The Company assesses goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded.

Intangible assets subject to amortization consisted of the following as of November 30, 2020 and August 31, 2020:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
November 30, 2020
Patents and agreements	14.6	years	$1,760	$1,708	$52
Formulas and technology	7.9	years	10,965	9,292	1,673
Trade names	5.9	years	8,813	7,898	915
Customer lists and relationships	9.3	years	110,088	62,511	47,577
			$131,626	$81,409	$50,217

August 31, 2020
Patents and agreements	14.6	years	$1,760	$1,705	$55
Formulas and technology	7.8	years	10,250	9,121	1,129
Trade names	5.8	years	8,575	7,781	794
Customer lists and relationships	9.1	years	98,966	59,744	39,222
			$119,551	$78,351	$41,200

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2020 and 2019 was $3,071 and $2,914 respectively. Estimated amortization expense for the remainder of fiscal year 2021 and for the next five years is as follows:

Years ending August 31,
2021 (remaining 9 months)	$9,129
2022	11,161
2023	7,893
2024	6,686
2025	5,086
2026	4,291

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of November 30, 2020 and August 31, 2020:

	November 30,	August 31,
	2020	2020
Assets
Operating lease right-of-use asset	$8,751	$8,821

Liabilities
Current (accrued expense)	$1,754	$1,865
Operating lease long-term liabilities	6,427	6,395
Total lease liability	$8,181	$8,260

Lease cost

The components of lease costs for the three months ended November 30, 2020 and 2019 are as follows:

	Three Months Ended November 30,
	2020	2019

Operating lease cost (a)	$951	$931

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at November 30, 2020 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2021 (remaining 9 months)	$1,545
2022	1,560
2023	1,405
2024	1,419
2025	1,349
2026 and thereafter	1,631
Less: Interest	(728)
Present value of lease liabilities	$8,181

The weighted average remaining lease term and discount rates are as follows:

	November 30,	August 31,
	2020	2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	5.5	5.5
Weighted average discount rate (percentage)
Operating leases	3.1%	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended November 30,
	2020	2019

Operating cash outflows from operating leases	$603	$607
Total cash paid for amounts included in the measurement of lease liabilities	$603	$607

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of November 30, 2020 and August 31, 2020:

	November 30,	August 31,
	2020	2020
Contract Assets
Adhesives, Sealants and Additives	$19	$20
Industrial Tapes	79	21
Corrosion Protection and Waterproofing	112	41
Total	$210	$82

The Company did not have any contract liabilities as of November 30, 2020 and August 31, 2020.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three months ended November 30, 2020 and 2019 was as follows:

	Three Months Ended November 30, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$18,385	$23,305	$8,485	$50,175
Asia	6,329	1,681	1,450	9,460
Europe	5,206	1,013	647	6,866
All other foreign	151	492	32	675
Total Revenue	$30,071	$26,491	$10,614	$67,176

	Three Months Ended November 30, 2019
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$17,706	$27,013	$8,756	$53,475
Asia	4,443	1,691	1,090	7,224
Europe	3,579	741	951	5,271
All other foreign	94	679	59	832
Total Revenue	$25,822	$30,124	$10,856	$66,802

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2020 and 2019 were as follows:

	Three Months Ended November 30,
	2020	2019
Components of net periodic benefit cost
Service cost	$92	$73
Interest cost	85	113
Expected return on plan assets	(98)	(98)
Amortization of prior service cost	1	1
Amortization of accumulated loss	164	174
Net periodic benefit cost	$244	$263

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company has made contributions of $392 in the three months ended November 30, 2020 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2021 to ensure the qualified plan continues to be adequately funded given the current market conditions, including conditions related to the coronavirus disease 2019 (COVID-19) pandemic. The Company made contributions of $392 in the three months ended November 30, 2019.

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of November 30, 2020 and August 31, 2020 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2020 and August 31, 2020:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	November 30, 2020	$1,780	$1,544	$236	$—

Restricted investments	August 31, 2020	$1,619	$1,395	$224	$—

The following table presents the fair value of the Company’s long-term debt (including any current portion of long-term debt) as of November 30, 2020 and August 31, 2020, which is recorded at its carrying value:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	November 30, 2020	$—	$—	$—	$—

Long-term debt	August 31, 2020	$—	$—	$—	$—

The long-term debt had no outstanding balance as of November 30, 2020 and August 31, 2020. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2019	$154	$(6,271)	$(8,207)	$(14,324)

Other comprehensive gains (losses) before reclassifications (1)	45	—	1,537	1,582
Reclassifications to net income of previously deferred (gains) losses (2)	(4)	131	—	127
Other comprehensive income (loss)	41	131	1,537	1,709

Adoption of ASU 2018-02	—	(1,388)	—	(1,388)

Balance at November 30, 2019	$195	$(7,528)	$(6,670)	$(14,003)

Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

Other comprehensive gains (losses) before reclassifications (3)	74	—	91	165
Reclassifications to net income of previously deferred (gains) losses (4)	(4)	122	—	118
Other comprehensive income (loss)	70	122	91	283

Balance at November 30, 2020	$339	$(8,195)	$(4,953)	$(12,809)
(1)	Net of tax benefit of $15, $0 and $0, respectively.
(2)	Net of tax expense of $1, tax benefit of $44 and $0, respectively.
(3)	Net of tax benefit of $26, $0 and $0, respectively.
(4)	Net of tax expense of $1, tax benefit of $43 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated
	2020	2019	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(5)	$(5)	Selling, general and administrative expenses
Tax expense (benefit)	1	1
Gain net of tax	$(4)	$(4)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$165	$175	Other income (expense)
Tax expense (benefit)	(43)	(44)
Loss net of tax	$122	$131

Total net loss reclassified for the period	$118	$127

Note 14 — Income Taxes

For the three months ended November 30, 2020 and 2019, the Company recorded income taxes of $3,140 and $2,709 on income before income taxes of $13,977 and $10,071, respectively. The effective tax rate for the three months ended November 30, 2020 and 2019 was 22.5% and 26.9%, respectively.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act impacted the U.S. statutory Federal tax rate that the Company will be subject to going forward, reducing it from 35% to 21%. The Company applied this U.S. statutory Federal rate of 21% for both the quarters ended November 30, 2020 and 2019.

During the quarter ended November 30, 2018 (the first quarter of fiscal 2019), the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the quarters ended November 30, 2020 and 2019.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the quarters ended November 30, 2020 and 2019. Additionally, the Company is deferring the application of Foreign-Derived Intangible Income (“FDII”) for the current period, in anticipation of further guidance and the establishment of industry standards by the U.S. Treasury Department and trade associations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the qualified improvement property correction or other provisions of the CARES Act would result in a material tax benefit in future periods. The CARES Act had no material effect on the effective tax rate for fiscal 2021 or 2020.

Note 15 — Operations Optimization Costs

IT Studies Related to the Upgrade of the Company’s Worldwide ERP System

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around its facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first quarter of fiscal 2020, with nothing recognized in the first quarter of fiscal 2021. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

Relocation of Pulling and Detection Manufacturing to Hickory, NC

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $499 in expense related to the move in the three-month period ended November 30, 2019, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the three months ended November 30, 2020, and future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Note 16 — Long-Term Debt

On December 15, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size. It also requires the Company to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The Company was compliant with its debt covenants as of November 30, 2020. The Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of $247,352 at November 30, 2020. The Company entered into the Credit Agreement both to refinance its previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At November 30, 2020, there was no outstanding principal balance, and therefore no applicable interest rate.  The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021. In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

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

In December 2017 (fiscal 2018), the Company utilized $65,000 of the Credit Agreement to finance the majority of the acquisition cost of Zappa Stewart. The Company paid down $40,000 of the outstanding balance in fiscal 2018, and made additional principal payments of $10,000, $9,000 and $6,000 in the first, second and third quarters of fiscal 2019, respectively, resulting in an outstanding balance of $0 at August 31, 2020 and November 30, 2020.

Note 17 – Acquisitions

Acquisition of ABchimie

On September 1, 2020 (first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs of $274 and with a potential earn out based on performance potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). The Company accrued $933 at November 30, 2020 within Other liabilities related to its current estimate of the earn out. ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and the protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded 100% with cash on hand. The financial results of the business are included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, including finalizing the recording of deferred taxes, and anticipates completion within fiscal 2021. The ABchimie acquisition does not represent a significant business combination so pro forma financial information is not provided.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $13,055 that is largely attributable to the synergies and economies of scale from combining the operations, technologies and research and development capabilities of ABchimie and Chase, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce and marketing efforts. A portion of this goodwill is deductible in the U.S. for calculation of GILTI period costs, but with none deductible for French income tax purposes.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2020.

Overview

Revenue, operating income and net income for the first quarter of fiscal 2021 all exceeded prior year results, as the current period benefited from organic growth in the Adhesives, Sealants and Additives segment, further aided by revenue and margin generated by the acquired ABchimie business. With our higher margin Adhesives, Sealants and Additives segment netting sales gains over the prior year, it offset volume decline in our Industrial Tapes and Corrosion Protection and Waterproofing segments, resulting in a favorable sales mix for the period. This favorable sales mix, along with continued operational efficiency gains resulted in the relative and nominal increase in our gross margin for the period. While the global economic disruptions caused by the coronavirus pandemic (COVID-19) continued in the first quarter of fiscal 2021, the Company saw volume into foreign markets, including both Asia and Europe, improve over the prior year first fiscal quarter (which itself was not impacted by COVID-19).

On September 1, 2020, the Company completed the purchase of ABchimie, a Corbelin, France headquartered solutions provider for the cleaning and the protection of electronic assemblies, with additional formulation, production, and research and development capabilities, funded with cash on hand. This acquisition, which proved immediately accretive in the current quarter, broadens our electronics coatings product portfolio within the Adhesives, Sealants, and Additives reporting segment with high performance, environmentally-friendly technologies that are complementary to our existing product offerings.

While net cash provided by operating activities was lower than in the first three months of the prior year, the Company’s cash position remained healthy, with cash flow from operations offsetting the majority of the cost to acquire ABchimie during the period. The Company held no outstanding balance on its $150,000,000 revolving credit facility as of November 30, 2020. The revolving credit facility allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as identified. Our current credit facility is set to mature in December 2021, and the Company expects to renew this facility prior to its expiration to maintain our ability to support our strategic initiatives.

Revenue from the Adhesives, Sealants and Additives segment increased for the first quarter versus the prior year. Sales volume within the electronic and industrial coatings product line increased driven by European and Asian markets showing recovery and the inorganic growth provided by the acquired operations of ABchimie. The Company’s functional additives product line sales, which have a North American concentration, experienced a volume drop for the first quarter as compared to the prior year.

Sales decreased in the Industrial Tapes segment for the quarter ended November 30, 2020 as compared to the prior year, with the cable materials, specialty products, pulling and detection and electronic materials product lines driving the top-line remission. The cable materials, specialty products, and pulling and detection product lines all have a North American concentration, with the specialty products sales reduction further impacted by the Company’s planned exit from providing low margin transitional toll manufacturing services to the purchaser of the structural composites rod and fiber optical cable components businesses in the second quarter of the prior year. The Company’s electronic materials product line, which sells nearly exclusively to Asian markets, saw the lowest reduction for the segment as compared to the prior year first quarter.

The Company’s Corrosion Protection and Waterproofing segment’s sales decreased compared to the prior year for the first quarter. The building envelope, pipeline coatings and bridge and highway product lines sales were unfavorable to the first quarter of the prior year. Partially offsetting these declines, the coating and lining systems product line sales volume compared favorably to the prior year, with sales growing both domestically and internationally.

Chase Corporation’s balance sheet remained strong at November 30, 2020, with cash on hand of $90,062,000, a current ratio of 5.8 and no outstanding principal balance owed on the Company’s $150,000,000 revolving credit facility.

Chase Corporation has three reportable operating segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Adhesives, Sealants and Additives	Electronic and Industrial Coatings Functional Additives (1)

Protective coatings, including moisture protective coatings and cleaning chemistries, and customized sealant and adhesive systems for electronics; polyurethane dispersions, polymeric microspheres and superabsorbent polymers.

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

(1)	Formerly referred to as the specialty chemical intermediates product line

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

		% of			% of
	Three Months Ended	Total	Three Months Ended		Total
	November 30, 2020	Revenue	November 30, 2019		Revenue

Revenue
Adhesives, Sealants and Additives	$30,071	45%	$25,822		39%
Industrial Tapes	26,491	39%	30,124		45%
Corrosion Protection and Waterproofing	10,614	16%	10,856		16%
Total	$67,176		$66,802

		% of			% of
	Three Months Ended	Segment	Three Months Ended		Segment
	November 30, 2020	Revenue	November 30, 2019		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$9,979	33%	$7,482		29%
Industrial Tapes	7,868	30%	6,637	(a)	22%
Corrosion Protection and Waterproofing	4,086	38%	3,964		37%
Total for reportable segments	21,933	33%	18,083		27%
Corporate and Common Costs	(7,956)		(8,012)	(b)
Total	$13,977	21%	$10,071		15%

(a)	Includes $499 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first quarter of fiscal 2020
(b)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to our companywide ERP system

Total Revenue

Total revenue increased $374,000 or 1% to $67,176,000 for the quarter ended November 30, 2020, compared to $66,802,000 in the same quarter of the prior year.

Revenue in the Company’s Adhesives, Sealants and Additives segment increased $4,249,000 or 16% in the current quarter. The increase in revenue from the Adhesives, Sealants and Additives segment for the current quarter was primarily due to the electronic and industrial coatings product line’s $4,561,000 organic and inorganic increase. The operations of ABchimie, acquired on the first day of fiscal 2021 proved immediately accretive to results, while strong organic gains were seen internationally. Negatively impacting the segment’s sales was a decrease in revenue from the North American focused functional additives product line totaling $312,000 in the current quarter.

Revenue in the Industrial Tapes segment decreased $3,633,000 or 12% in the current quarter. The decrease in revenue for the segment was primarily due to the following for the current quarter: (a) a sales volume demand decrease of $2,466,000 from the North American focused cable materials product line, with both COVID-19 and the exposure of some of its products to oil and gas markets negatively impacting results; (b) a revenue reduction of $709,000 for the specialty products product line, as the Company ended its arrangement to provide low-margin transitional toll manufacturing services in the second quarter of fiscal 2020 (prior year); (c) a year-over-year reduction in sales volume of $390,000 in the pulling and detection tapes product line; and (d) a volume-driven sales decline of $68,000 for the electronic materials product line, which has a nearly exclusive Asian end-market.

Compared to the prior year first quarter, revenue from the Corrosion Protection and Waterproofing segment decreased $242,000 or 2%. The segment’s sales decrease in the current quarter was predominantly driven by: (a) the building envelope product line’s sales decline of $537,000; (b) the pipeline coatings product line’s $172,000 decrease, with sales declines centered in the Company’s North American operations and believed attributable to a net decrease in worldwide oil and gas prices; and (c) the bridge and highway product line’s $128,000 year-over-year sales volume reduction. The Company’s coating and lining systems product line sales increased $595,000 over the prior year, with gains seen in both domestic and international sales.

Cost of Products and Services Sold

Cost of products and services sold decreased $2,178,000 or 5% to $39,605,000 for the quarter ended November 30, 2020, compared to $41,783,000 in the prior year quarter.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended November 30,
Cost of products and services sold	2020	2019
Adhesives, Sealants and Additives	55%	56%
Industrial Tapes	65	71
Corrosion Protection and Waterproofing	55	55
Total Company	59%	63%

Cost of products and services sold in the Adhesives, Sealants and Additives segment was $16,613,000 in the current quarter compared to $14,532,000 in the comparable period in the prior year.  Cost of products and services sold in the Industrial Tapes segment was $17,117,000 in the current quarter compared to $21,319,000 in the comparable period in the prior year. Cost of products and services sold in the Corrosion Protection and Waterproofing segment was $5,875,000 for the quarter ended November 30, 2020, compared to $5,932,000 in the same period of the prior year.

As a percentage of revenue, cost of products and services sold was reduced for both the Adhesives, Sealants and Additives and Industrial Tapes segments and held steady for the Corrosion Protection and Waterproofing segment as compared to the prior year first quarter. These relative gross margin improvements were primarily due to: (a) more favorable sales mix as lower margin products and offerings constituted a comparatively lower portion of total sales; and (b) production and operational efficiencies recognized in the current quarter, inclusive of those gained in part through the facility rationalization and consolidation initiative.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $362,000 or 3% to $12,260,000 for the quarter ended November 30, 2020 compared to $12,622,000 in the prior year quarter. As a percentage of revenue, selling, general and administrative expenses represented 18% for the current year first quarter, compared to 19% for the same respective period in the prior year.

Research and Product Development Costs

Research and Product Development Costs increased $33,000 or 3% to $1,051,000 during the first quarter of fiscal 2021, compared to $1,018,000 in fiscal 2020. Research and development stayed relatively consistent from fiscal 2021 to 2020 as the Company continued focused development work on strategic product lines.

Operations Optimization Costs

During the first quarter of fiscal 2020 (prior year), the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around the Company’s facilities rationalization and consolidation initiative. The Company recognized $150,000 in expense related to these services in the first quarter of fiscal 2020. Given the ongoing nature of the review, an estimate of future costs, including costs that could be capitalized, cannot currently be determined.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020 (prior year). The Company recognized $499,000 in expense related to the move in the three-month period ended November 30, 2019, having recognized $526,000 in expense during the second half of fiscal 2019. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Interest Expense

Interest expense increased $14,000 or 25% to $69,000 for the quarter ended November 30, 2020 compared to $55,000 in the prior year first quarter. As the Company had no outstanding balance on its revolving debt facility for both periods, interest expense has remained relatively low.

In fiscal 2018, following a $65,000,000 draw on the facility in December 2017 to fund a substantial portion of the Company’s acquisition of Zappa Stewart, the Company made $40,000,000 in payments against the principal. In the first, second and third quarters of fiscal 2019, Chase made additional $10,000,000, $9,000,000 and $6,000,000 principal payments, respectively, paying off the outstanding balance in full as of May 31, 2019 (third quarter of fiscal 2019).

Other Income (Expense)

Other income (expense) was an expense of $214,000 in the quarter ended November 30, 2020 compared to an expense of $604,000 in the same period in the prior year, a decrease of $390,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of the Company’s subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other receipts that are not classified as trade, royalties or commissions. For the current quarter, the change in other income (expense) compared to the prior period was primarily caused by foreign exchange losses of $96,000, as compared to a $501,000 foreign exchange loss seen in the first quarter of fiscal 2020.

Income Taxes

The effective tax rates for the quarter ended November 30, 2020 was 22.5%, compared to 26.9% for the quarter ended November 30, 2019.

The current and prior year effective tax rates were most prominently affected by the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. For fiscal 2021 and 2020, the Company is utilizing the 21% Federal tax rate enacted by the Tax Act. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act. The current quarter benefited from a discrete item, and barring further discrete items during fiscal 2021, the effective tax rate is anticipated to increase to a normalized level for the full fiscal year period.

Net Income

Net income increased $3,475,000 or 47% to $10,837,000 in the quarter ended November 30, 2020 compared to $7,362,000 in the prior year first quarter. The increase in net income in the first fiscal quarter was primarily due to higher sales and an improved relative margin, aided by the immediately accretive results of ABchimie, acquired by the Company on September 1, 2020.

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance decreased $9,006,000 to $90,062,000 at November 30, 2020, from $99,068,000 at August 31, 2020. The decreased cash balance is primarily attributable to $22,241,000 in cash utilized to acquire ABchimie on September 1, 2020, net of cash provided by operations of $14,052,000. Of the above-noted amounts, $23,492,000 and $42,615,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of November 30, 2020 and August 31, 2020, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions (as evidenced by the recent acquisition of ABchimie), prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020 and the first fiscal quarter of 2021. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $14,052,000 in the first three months of fiscal year 2021 compared to $18,153,000 in the same period in the prior year. Cash provided by operations during the current period was primarily related to operating income. Negatively impacting the cash flow from operations was an increase in accounts receivable and prepaid expenses, partially offset by a decrease in the volume of inventory on hand.

The ratio of current assets to current liabilities was 5.8 as of November 30, 2020 compared to 7.7 as of August 31, 2020. The ratio decreased over the first three months of fiscal 2021 primarily as a result of the declaration of the dividend payable.

Cash flow used in investing activities of $22,963,000 was largely due to the cash on hand purchase of ABchimie and cash spent on capital purchases of machinery and equipment in fiscal 2021.

Cash flow used in financing activities of $226,000 was related to payments of taxes on restricted stock vested in fiscal 2021.

On November 12, 2020, Chase Corporation announced a cash dividend of $0.80 per share (totaling $7,557,000). The dividend was paid on December 7, 2020 (the second quarter of fiscal 2021) to shareholders of record on November 27, 2020.

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021. The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict the ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size. It also requires the Company to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The Company was compliant with the debt covenants as of November 30, 2020. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio or, at the Company’s option, at the bank’s base lending rate. At November 30, 2020, there was no outstanding principal balance, and as such no applicable interest rate. The Company expects to renew this facility prior to its expiration to maintain our ability to support our strategic initiatives.

The Company has several ongoing capital projects, as well as its facility rationalization and consolidation initiative, which are important to its long-term strategic goals.  Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in the Company’s production facilities.

The Company may acquire companies or other assets in future periods which are complementary to the existing business. The acquisition of ABchimie included a potential earnout based on performance of up to an additional €7,000,000 (approximately $8,330,000 at the time of the transaction), which we expect to pay with cash on hand if the applicable conditions are met. The Company believes that its existing resources, including cash on hand and the Credit Agreement, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurance that additional financing, if needed, will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, the Company will assess the impact of these higher interest rates on the financial and cash flow projections of its potential acquisitions.

The Company has no significant off-balance sheet arrangements.

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 for a complete discussion of its contractual obligations.

Recent Accounting Standards

Please see Note 2 — “Recent Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of the effects of recently issued and recently adopted accounting pronouncements.

Critical Accounting Policies

Chase Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, the Company must make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, the Company reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the Company’s estimates.  To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected.  The Company bases its estimates and judgments on historical experience and other assumptions that it believes to be reasonable at the time and under the circumstances, and it evaluates these estimates and judgments on an ongoing basis.  The Company refers to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Other than changes which came as a result of adopting ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is discussed within Note 2 — “Recent Accounting Standards” of the Condensed Consolidated Financial Statements contained herein, management believes that there have been no material changes during the three months ended November 30, 2020 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase Corporation limits the amount of credit exposure to any one issuer.  At November 30, 2020, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of its funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase Corporation’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of November 30, 2020, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at November 30, 2020
GBP	British Pound	$11,903
EUR	Euro	$5,160
CAD	Canadian Dollar	$1,630
INR	Indian Rupee	$398
CNY	Chinese Yuan	$356

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation gain for the three months ended November 30, 2020 in the amount of $91,000 related to Chase Corporation’s European and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt at November 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material direct effect on the Company’s Condensed Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended November 30, 2020, the Company: (a) made modifications to existing internal controls in relation to its adoption of ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;” and (b) initiated the process of implementing financial internal controls on the operations associated with ABchimie, acquired in September 2020. Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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
101

The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: January 7, 2021	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: January 7, 2021	By:	/s/ Christian J. Talma
Christian J. Talma
Treasurer and Chief Financial Officer