Form 10-Q
period 2021-02-28
CHASE CORP
filed 2021-04-08
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ⌧  NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ⌧  NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock outstanding as of March 31, 2021 was 9,448,371.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2021

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to Chase Corporation’s future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; its expectations as to legal proceedings; the effect of its market and product development efforts; expectations relating to the renewal of its credit facility; and expectations or plans relating to the implementation or realization of its strategic goals and future growth, including through potential future acquisitions and divestitures. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, statements relating to future dividend payments, as well as the expected impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's businesses. Forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$86,229	$99,068
Accounts receivable, less allowance for doubtful accounts and credit losses of $448 and $438	43,146	36,993
Inventory	37,034	39,058
Prepaid expenses and other current assets	3,792	2,470
Prepaid income taxes	1,828	231
Total current assets	172,029	177,820

Property, plant and equipment, less accumulated depreciation of $53,366 and $52,283	25,072	25,574

Other Assets
Goodwill	98,244	82,402
Intangible assets, less accumulated amortization of $84,994 and $78,351	53,880	41,200
Cash surrender value of life insurance	4,450	4,450
Restricted investments	1,817	1,619
Deferred income taxes	4,902	4,929
Operating lease right-of-use asset (Note 8)	8,307	8,821
Other assets	317	15
Total assets	$369,018	$346,830

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,294	$12,525
Accrued payroll and other compensation	4,794	5,751
Accrued expenses	3,762	4,867
Total current liabilities	23,850	23,143

Operating lease long-term liabilities (Note 8)	6,122	6,395
Deferred compensation	1,825	1,629
Accumulated pension obligation	10,304	10,930
Other liabilities	2,666	—
Deferred income taxes	3,418	—
Accrued income taxes	2,289	1,941

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,448,371 shares at February 28, 2021 and 9,439,082 shares at August 31, 2020 issued and outstanding	946	944
Additional paid-in capital	17,721	16,674
Accumulated other comprehensive loss	(10,840)	(13,092)
Retained earnings	310,717	298,266
Total equity	318,544	302,792
Total liabilities and equity	$369,018	$346,830

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Revenue
Sales	$67,575	$64,626	$133,711	$130,383
Royalties and commissions	872	956	1,912	2,001
	68,447	65,582	135,623	132,384
Costs and Expenses
Cost of products and services sold	40,915	40,666	80,520	82,449
Selling, general and administrative expenses	12,331	12,608	24,591	25,230
Research and product development costs	1,026	1,069	2,077	2,087
Operations optimization costs (Note 15)	98	60	98	709
Acquisition-related costs (Note 17)	128	133	128	133
Loss (gain) on contingent consideration	733	—	733	—

Operating income	13,216	11,046	27,476	21,776

Interest expense	(67)	(56)	(136)	(111)
Other income (expense)	(284)	(185)	(498)	(789)

Income before income taxes	12,865	10,805	26,842	20,876

Income taxes (Note 14)	3,694	2,926	6,834	5,635

Net income	$9,171	$7,879	$20,008	$15,241

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$0.97	$0.83	$2.12	$1.62

Diluted	$0.97	$0.83	$2.11	$1.60

Weighted average shares outstanding
Basic	9,381,666	9,355,821	9,378,743	9,353,985
Diluted	9,426,626	9,444,211	9,422,651	9,439,215

Annual cash dividends declared per share			$0.80	$0.80

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net income	$9,171	$7,879	$20,008	$15,241

Other comprehensive income (loss):
Net unrealized gain (loss) on restricted investments, net of tax	48	(43)	118	(2)
Change in funded status of pension plans, net of tax	125	128	247	259
Foreign currency translation adjustment	1,796	(142)	1,887	1,395
Total other comprehensive income (loss)	1,969	(57)	2,252	1,652

Comprehensive income	$11,140	$7,822	$22,260	$16,893

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at November 30, 2019	9,423,946	$942	$15,063	$(14,003)	$271,471	$273,473
Restricted stock grants, net of forfeitures	24,674	3	(3)			—
Amortization of restricted stock grants			594			594
Amortization of stock option grants			228			228
Change in funded status of pension plans, net of tax $47				128		128
Foreign currency translation adjustment				(142)		(142)
Net unrealized gain (loss) on restricted investments, net of tax ($15)				(43)		(43)
Net income					7,879	7,879
Balance at February 29, 2020	9,448,620	$945	$15,882	$(14,060)	$279,350	$282,117

Balance at November 30, 2020	9,446,281	$945	$17,264	$(12,809)	$301,546	$306,946
Restricted stock grants, net of forfeitures	3,314	1	(1)			—
Amortization of restricted stock grants			620			620
Amortization of stock option grants			(23)			(23)
Common stock retained to pay statutory minimum withholding taxes on common stock	(1,224)	—	(139)			(139)
Change in funded status of pension plans, net of tax $40				125		125
Foreign currency translation adjustment				1,796		1,796
Net unrealized gain (loss) on restricted investments, net of tax $15				48		48
Net income					9,171	9,171
Balance at February 28, 2021	9,448,371	$946	$17,721	$(10,840)	$310,717	$318,544

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2019	9,400,748	$940	$14,351	$(14,324)	$270,260	$271,227
Restricted stock grants, net of forfeitures	45,311	5	(5)			—
Amortization of restricted stock grants			1,080			1,080
Amortization of stock option grants			456			456
Exercise of stock options	3,618	—	123			123
Common stock received for payment of stock option exercises	(1,057)	—	(123)			(123)
Cash dividend on common stock, $0.80 per share					(7,539)	(7,539)
Change in funded status of pension plans, net of tax $91				259		259
Foreign currency translation adjustment				1,395		1,395
Net unrealized gain (loss) on restricted investments, net of tax ($1)				(2)		(2)
Adoption of ASU 2018-02				(1,388)	1,388	—
Net income					15,241	15,241
Balance at February 29, 2020	9,448,620	$945	$15,882	$(14,060)	$279,350	$282,117

Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792
Restricted stock grants, net of forfeitures	10,693	2	(2)			—
Amortization of restricted stock grants			1,190			1,190
Amortization of stock option grants			225			225
Exercise of stock options	2,532	—	40			40
Common stock received for payment of stock option exercises	(386)	—	(40)			(40)
Common stock retained to pay statutory minimum withholding taxes on common stock	(3,550)	—	(366)			(366)
Cash dividend on common stock, $0.80 per share					(7,557)	(7,557)
Change in funded status of pension plans, net of tax $83				247		247
Foreign currency translation adjustment				1,887		1,887
Net unrealized gain (loss) on restricted investments, net of tax $39				118		118
Net income					20,008	20,008
Balance at February 28, 2021	9,448,371	$946	$17,721	$(10,840)	$310,717	$318,544

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,008	$15,241
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,952	2,041
Amortization	6,190	5,826
Provision for allowance for doubtful accounts and credit losses	7	81
Stock-based compensation	1,415	1,536
Realized gain on restricted investments	(49)	(28)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(4,712)	1,169
Inventory	3,344	3,338
Prepaid expenses and other assets	(913)	(356)
Accounts payable	1,862	2,425
Accrued compensation and other expenses	(1,470)	(3,375)
Accrued income taxes	(1,248)	(437)
Net cash provided by operating activities	26,386	27,461

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,060)	(827)
Payments for acquisitions	(31,238)	—
Changes in restricted investments	10	(40)
Net cash used in investing activities	(32,288)	(867)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	(7,557)	(7,539)
Payments of taxes on stock options and restricted stock	(366)	—
Net cash used in financing activities	(7,923)	(7,539)

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(13,825)	19,055
Effect of foreign exchange rates on cash	986	838
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,068	47,771
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,229	$67,664

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$40	$123
Property, plant and equipment additions included in accounts payable	$220	$154

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

The results of operations for the interim period ended February 28, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2020 which are contained in the Company’s 2020 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 28, 2021, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended February 28, 2021 and February 29, 2020.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France (including ABchimie acquired September 1, 2020) are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all Chase Corporation’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were ($341) and ($437) for the three- and six-month periods ended February 28, 2021, respectively, and ($105) and ($606) for the three- and six-month periods ended February 29, 2020, respectively.

Other Business Developments

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997, comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after purchase, pending any final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs during the three-month period ended February 28, 2021 associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed and anticipates completion within fiscal 2021. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment. See Note 17 to the condensed consolidated financial statements for additional information on the acquisition of the assets and operations of ETi.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesive, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there will terminate in the current fiscal year. The Company recognized $98 in expense related to the move in both the three-month and six-month periods ended February 28, 2021.

On September 1, 2020 (the first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 (with $133 recognized in the second quarter of fiscal 2020) and with a potential earn out based on performance potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and the protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded with cash on hand. The financial results of the business were included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, including finalizing the recording of deferred taxes, and anticipates completion within fiscal 2021. See Note 17 to the condensed consolidated financial statements for additional information on the acquisition of the assets and operations of ABchimie.

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

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around the facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first half of fiscal 2020, with nothing recognized in the first half of fiscal 2021. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations from its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $60 and $559 in expense related to the move in the three-month and six-month periods ended February 29, 2020, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the six months ended February 28, 2021, and future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

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

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The ASU applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. ASU 2020-04 has not had, and the Company does not expect it to have in future periods, a material impact on the Company's condensed consolidated financial statements and disclosures.

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

As a result of the adoption of ASU 2016-13, the Company has updated its critical accounting policy related to trade account receivables and allowances for credit losses effective September 1, 2020 from the critical accounting policies previously disclosed in our audited financial statements for the year ended August 31, 2020 as follows:

All trade account receivables are reported net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade account receivables over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. The Company regularly performs detailed reviews of our pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

Note 3 — Inventory

Inventory consisted of the following as of February 28, 2021 and August 31, 2020:

	February 28,	August 31,
	2021	2020
Raw materials	$20,274	$18,993
Work in process	6,026	7,761
Finished goods	10,734	12,304
Total Inventory	$37,034	$39,058

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Basic Earnings per Share

Net income	$9,171	$7,879	$20,008	$15,241
Less: Allocated to participating securities	62	69	142	118
Net income available to common shareholders	$9,109	$7,810	$19,866	$15,123

Basic weighted average shares outstanding	9,381,666	9,355,821	9,378,743	9,353,985
Net income per share - Basic	$0.97	$0.83	$2.12	$1.62

Diluted Earnings per Share

Net income	$9,171	$7,879	$20,008	$15,241
Less: Allocated to participating securities	62	69	142	118
Net income available to common shareholders	$9,109	$7,810	$19,866	$15,123

Basic weighted average shares outstanding	9,381,666	9,355,821	9,378,743	9,353,985
Additional dilutive common stock equivalents	44,960	88,390	43,908	85,230
Diluted weighted average shares outstanding	9,426,626	9,444,211	9,422,651	9,439,215
Net income per share - Diluted	$0.97	$0.83	$2.11	$1.60

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options. For the three-month and six-month periods ended February 28, 2021, stock options to purchase 68,815 and 80,045 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the three-month and six-month periods ended February 29, 2020, stock options to purchase 8,805 and 8,805 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.

Note 5 — Stock-Based Compensation

In August 2019, the Board of Directors of the Company approved the fiscal year 2020 Long Term Incentive Plan (“2020 LTIP”) for the executive officers and other members of management. The 2020 LTIP is an equity-based plan with a grant date of September 1, 2019 and contains (a) a restricted stock grant of 7,386 shares in the aggregate (of which 3,697 included a performance-based vesting component and were subject to adjustment as discussed below), with a vesting date of August 31, 2022, and (b) options to purchase 13,418 shares of common stock in the aggregate with an exercise price of $100.22 per share, vesting in three equal annual installments ending on August 31, 2022.

Based on the fiscal year 2020 financial results, 387 shares of restricted stock already granted under the 2020 LTIP were forfeited following the end of fiscal year 2020 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award. Compensation expense for the 2020 LTIP awards is recognized on a ratable basis over the vesting period.

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

In August 2020, the Board of Directors of the Company approved the fiscal year 2021 Long Term Incentive Plan (“2021 LTIP”) for the executive officers and other members of management. The 2021 LTIP is an equity-based plan with a grant date of September 1, 2020 and initially contained the following equity components:

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

In December 2020, restricted stock in the amount of 110 shares were granted to certain non-employee members of the board of directors in relation to their service on the board. These shares vested during the second fiscal quarter of 2021.

In January 2021, restricted stock in the amount of 4,409 shares and 18,129 stock options were forfeited in conjunction with the termination without cause of a now former executive of the Company.

In February 2021, a performance and service-based restricted stock grant totaling 521 shares, a time-vesting restricted stock grant in the amount of 261 shares and 749 stock options with an exercise price of $104.04 per share were granted in conjunction with the appointment of a new executive of the Company. The restricted shares and stock options vest on the same terms as those granted under the 2021 LTIP in September 2020. Compensation expense is recognized over the period of the award consistent with the vesting terms.

In February 2021, as part of their standard compensation for board service, non-employee members of the Board received a total grant of 4,525 shares of restricted stock for service for the period from January 31, 2021 through January 31, 2022.  The shares of restricted stock will vest at the conclusion of this service period.  Compensation is being recognized on a ratable basis over the twelve-month vesting period.

In February 2021, restricted stock in the amount of 2,306 shares were granted to a consultant of the Company, with a two-year vesting term including continued service requirements. Compensation expense is recognized over the period of the award consistent with the vesting terms.

Note 6 — Segment Data and Foreign Operations

The Company is organized into three reportable operating segments: Adhesives, Sealants and Additives; Industrial Tapes; and Corrosion Protection and Waterproofing. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets.

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are used in, or integrated into, another company’s product. Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and cleaners, and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 1, 2020, the Adhesives, Sealants and Additives segment includes the acquired operations of ABchimie, within the electronic and industrial coatings product line and beginning February 5, 2021, the acquired operations of ETi, within the functional additives product line.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended				Six Months Ended
	February 28, 2021		February 29, 2020		February 28, 2021		February 29, 2020
Revenue
Adhesives, Sealants and Additives	$31,575		$24,440		$61,646		$50,262
Industrial Tapes	28,345		30,055		54,836		60,179
Corrosion Protection and Waterproofing	8,527		11,087		19,141		21,943
Total	$68,447		$65,582		$135,623		$132,384

Income before income taxes
Adhesives, Sealants and Additives	$10,137	(a)	$6,750		$20,116	(a)	$14,232
Industrial Tapes	8,460		8,402	(c)	16,328		15,039	(e)
Corrosion Protection and Waterproofing	2,415		4,127		6,501		8,091
Total for reportable segments	21,012		19,279		42,945		37,362
Corporate and common costs	(8,147)	(b)	(8,474)	(d)	(16,103)	(b)	(16,486)	(f)
Total	$12,865		$10,805		$26,842		$20,876

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$24		$21		$54		$42
Depreciation	247		278		489		592
Amortization	2,643		2,356		5,216		4,693

Industrial Tapes
Interest	$15		$29		$42		$54
Depreciation	428		418		893		819
Amortization	387		450		773		900

Corrosion Protection and Waterproofing
Interest	$28		$6		$40		$15
Depreciation	136		151		275		305
Amortization	89		106		201		233

(a)	Includes $733 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $98 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the second quarter of fiscal 2021
(b)	Includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi
(c)	Includes $60 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the second quarter of fiscal 2020
(d)	Includes $133 in acquisition-related expense attributable to the September 2020 acquisition of the operations of ABchimie
(e)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first half of fiscal 2020
(f)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to our companywide ERP system and $133 in acquisition-related expense attributable to the September 2020 acquisition of the operations of ABchimie

Total assets for the Company’s reportable segments as of February 28, 2021 and August 31, 2020 were:

	February 28,	August 31,
	2021	2020
Total Assets
Adhesives, Sealants and Additives	$165,139	$129,457
Industrial Tapes	71,012	71,229
Corrosion Protection and Waterproofing	29,451	32,642
Total for reportable segments	265,602	233,328
Corporate and common assets	103,416	113,502
Total	$369,018	$346,830

The Company’s products are sold worldwide. Revenue for the three- and six-month periods ended February 28, 2021 and February 29, 2020 was attributed to operations located in the following countries:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenue
United States	$55,629	$57,236	$111,371	$115,597
United Kingdom	6,997	4,788	13,024	9,419
All other foreign (1)	5,821	3,558	11,228	7,368
Total	$68,447	$65,582	$135,623	$132,384

(1)	Comprises sales originated from the Company’s French locations (including ABchimie for fiscal 2021), royalty revenue attributable to its licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of February 28, 2021 and August 31, 2020 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	February 28,	August 31,
	2021	2020
Long-Lived Assets
United States
Property, plant and equipment, net	$21,688	$22,427
Goodwill and Intangible assets, less accumulated amortization	121,643	117,930

United Kingdom
Property, plant and equipment, net	2,311	2,320
Goodwill and Intangible assets, less accumulated amortization	4,356	4,403

All other foreign
Property, plant and equipment, net	1,073	827
Goodwill and Intangible assets, less accumulated amortization	26,125	1,269

Total
Property, plant and equipment, net	$25,072	$25,574
Goodwill and Intangible assets, less accumulated amortization	$152,124	$123,602

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2020	$50,487	$21,215	$10,700	$82,402
Acquisition of ABchimie	13,055	—	—	13,055
Acquisition of Emerging Technologies, Inc.	2,451	—	—	2,451
Foreign currency translation adjustment	327	—	9	336
Balance at February 28, 2021	$66,320	$21,215	$10,709	$98,244

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

Intangible assets subject to amortization consisted of the following as of February 28, 2021 and August 31, 2020:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
February 28, 2021
Patents and agreements	14.6	years	$1,760	$1,711	$49
Formulas and technology	7.9	years	11,030	9,486	1,544
Trade names	5.9	years	8,857	8,056	801
Customer lists and relationships	9.2	years	117,227	65,741	51,486
			$138,874	$84,994	$53,880

August 31, 2020
Patents and agreements	14.6	years	$1,760	$1,705	$55
Formulas and technology	7.8	years	10,250	9,121	1,129
Trade names	5.8	years	8,575	7,781	794
Customer lists and relationships	9.1	years	98,966	59,744	39,222
			$119,551	$78,351	$41,200

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2021 and February 29, 2020 was $6,190 and $5,826 respectively. Estimated amortization expense for the remainder of fiscal year 2021 and for the next five years is as follows:

Years ending August 31,
2021 (remaining 6 months)	$6,507
2022	12,002
2023	8,734
2024	7,527
2025	5,927
2026	5,132

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of February 28, 2021 and August 31, 2020:

	February 28,	August 31,
	2021	2020
Assets
Operating lease right-of-use asset	$8,307	$8,821

Liabilities
Current (accrued expense)	$1,609	$1,865
Operating lease long-term liabilities	6,122	6,395
Total lease liability	$7,731	$8,260

Lease cost

The components of lease costs for the three and six months ended February 28, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Operating lease cost (a)	$971	$919	$1,922	$1,850

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at February 28, 2021 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2021 (remaining 6 months)	$836
2022	1,574
2023	1,420
2024	1,434
2025	1,364
2026 and thereafter	1,637
Less: Interest	(534)
Present value of lease liabilities	$7,731

The weighted average remaining lease term and discount rates are as follows:

	February 28,	August 31,
	2021	2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	5.4	5.5
Weighted average discount rate (percentage)
Operating leases	3.1%	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	February 28, 2021	February 29, 2020

Operating cash outflows from operating leases	$1,328	$1,217
Total cash paid for amounts included in the measurement of lease liabilities	$1,328	$1,217

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of February 28, 2021 and August 31, 2020:

	February 28,	August 31,
	2021	2020
Contract Assets
Adhesives, Sealants and Additives	$24	$20
Industrial Tapes	134	21
Corrosion Protection and Waterproofing	59	41
Total	$217	$82

The Company did not have any contract liabilities as of February 28, 2021 and August 31, 2020.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and six months ended February 28, 2021 and February 29, 2020 was as follows:

	Three Months Ended February 28, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$17,724	$24,504	$6,946	$49,174
Asia	8,599	2,155	1,119	11,873
Europe	5,124	1,039	430	6,593
All other foreign	128	647	32	807
Total Revenue	$31,575	$28,345	$8,527	$68,447

	Six Months Ended February 28, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$36,109	$47,809	$15,431	$99,349
Asia	14,928	3,836	2,569	21,333
Europe	10,330	2,052	1,077	13,459
All other foreign	279	1,139	64	1,482
Total Revenue	$61,646	$54,836	$19,141	$135,623

	Three Months Ended February 29, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$16,335	$26,661	$8,932	$51,928
Asia	4,284	1,712	1,592	7,588
Europe	3,642	805	500	4,947
All other foreign	179	877	63	1,119
Total Revenue	$24,440	$30,055	$11,087	$65,582

	Six Months Ended February 29, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$34,041	$53,674	$17,688	$105,403
Asia	8,727	3,403	2,682	14,812
Europe	7,221	1,546	1,451	10,218
All other foreign	273	1,556	122	1,951
Total Revenue	$50,262	$60,179	$21,943	$132,384

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2021 and February 29, 2020 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Components of net periodic benefit cost
Service cost	$91	$74	$183	$147
Interest cost	85	113	170	226
Expected return on plan assets	(98)	(98)	(196)	(196)
Amortization of prior service cost	1	1	2	2
Amortization of accumulated loss	164	174	328	348
Net periodic benefit cost	$243	$264	$487	$527

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company has made contributions of $783 in the six months ended February 28, 2021 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2021 to ensure the qualified plan continues to be adequately funded given the current market conditions, including conditions related to the coronavirus disease 2019 (COVID-19) pandemic. The Company made contributions of $785 in the six months ended February 29, 2020.

Note 12 — Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers are: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists , therefore requiring an entity to develop its own assumptions.

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of February 28, 2021 and August 31, 2020 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2021 and August 31, 2020:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	February 28, 2021	$1,817	$1,576	$241	$—

Restricted investments	August 31, 2020	$1,619	$1,395	$224	$—

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of February 28, 2021 and August 31, 2020:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	February 28, 2021	$—	$—	$—	$—
Contingent consideration	February 28, 2021	$1,666	$—	$—	$1,666

Long-term debt	August 31, 2020	$—	$—	$—	$—
Contingent consideration	August 31, 2020	$—	$—	$—	$—

The long-term debt (including any current portion of long-term debt) had no outstanding balance as of February 28, 2021 and August 31, 2020. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the condensed consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss (gain) on contingent consideration on the condensed consolidated statement of operations until the liability is settled. As of February 28, 2021, the liability increased to $1,666 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date. See Note 17 to the condensed consolidated financial statements for additional information on the acquisition of ABchimie.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2019	$154	$(6,271)	$(8,207)	$(14,324)

Other comprehensive gains (losses) before reclassifications (1)	19	—	1,395	1,414
Reclassifications to net income of previously deferred (gains) losses (2)	(21)	259	—	238
Other comprehensive income (loss)	(2)	259	1,395	1,652

Adoption of ASU 2018-02	—	(1,388)	—	(1,388)

Balance at February 29, 2020	$152	$(7,400)	$(6,812)	$(14,060)

Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

Other comprehensive gains (losses) before reclassifications (3)	154	—	1,887	2,041
Reclassifications to net income of previously deferred (gains) losses (4)	(36)	247	—	211
Other comprehensive income (loss)	118	247	1,887	2,252

Balance at February 28, 2021	$387	$(8,070)	$(3,157)	$(10,840)
(1)	Net of tax benefit of $7, $0 and $0, respectively.
(2)	Net of tax expense of $8, tax benefit of $91 and $0, respectively.
(3)	Net of tax benefit of $52, $0 and $0, respectively.
(4)	Net of tax expense of $13, tax benefit of $83 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended		Six Months Ended		Location of Gain (Loss) Reclassified from Accumulated
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(44)	$(23)	$(49)	$(28)	Selling, general and administrative expenses
Tax expense (benefit)	12	6	13	7
Gain net of tax	$(32)	$(17)	$(36)	$(21)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	165	175	330	350	Other income (expense)
Tax expense (benefit)	(40)	(47)	(83)	(91)
Loss net of tax	$125	$128	$247	$259

Total net loss reclassified for the period	$93	$111	$211	$238

Note 14 — Income Taxes

For the three and six months ended February 28, 2021, the Company’s recognized effective tax rate was 28.7% and 25.5%, respectively. For the three and six months ended February 29, 2020, the Company’s recognized and effective tax rate was 27.1% and 27.0%, respectively.

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for both the quarters and six-month periods ended February 28, 2021 and February 29, 2020.

During the quarter ended November 30, 2018 (the first quarter of fiscal 2019), the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the quarters and six-month periods ended February 28, 2021 and February 29, 2020.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the six-month periods ended February 28, 2021 and February 29, 2020. Additionally, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) in July 2020 that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for foreign-derived intangible income (“FDII”). The Company, which had previously deferred the application of FDII, is evaluating these new regulations and will assess the potential impact on the effective tax rate by the end of the next reporting period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the qualified improvement property correction or other provisions of the CARES Act will result in a material tax benefit in future periods. The CARES Act had no material effect on the effective tax rate for the first six months of fiscal 2021 or 2020.

Note 15 — Operations Optimization Costs

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there will terminate in the current fiscal year. The Company recognized $98 in expense related to the move in both the three-month and six-month periods ended February 28, 2021.

IT Studies Related to the Upgrade of the Company’s Worldwide ERP System

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around its facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first half of fiscal 2020, with nothing recognized in the first half of fiscal 2021. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

Relocation of Pulling and Detection Manufacturing to Hickory, NC

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations from its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $60 and $559 in expense related to the move in the three-month and six-month periods ended February 29, 2020, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the six months ended February 28, 2021, and future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Note 16 — Long-Term Debt

On December 15, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021 (the second quarter of fiscal 2022). The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size. It also requires the Company to maintain certain financial ratios, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The Company was compliant with its debt covenants as of February 28, 2021. The Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of $254,191 at February 28, 2021. The Company entered into the Credit Agreement both to refinance its previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes. The Company expects to renew this facility prior to its expiration to maintain its ability to support its strategic initiatives.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At February 28, 2021, there was no outstanding principal balance, and therefore no applicable interest rate.  The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021. In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

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

Note 17 – Acquisitions

Acquisition of Emerging Technologies, Inc.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997, comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after the purchase, pending any final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs during the three-month period ended February 28, 2021 associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, and anticipates completion within fiscal 2021. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment. The ETi acquisition does not represent a significant business combination so pro forma financial information is not provided.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $2,451 that is largely attributable to the synergies and economies of scale from combining the operations, technologies and research and development capabilities of ETi and Chase, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce and marketing efforts. This goodwill is deductible for income tax purposes.

Acquisition of ABchimie

On September 1, 2020 (first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 (with $133 recognized in the second quarter of fiscal 2020) and with a performance-based earn out potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). The Company accrued $1,666 at February 28, 2021 within Other liabilities on the condensed consolidated balance sheet related to its current estimate of the earn out. Following its initial recording at the acquisition date, a $733 increase in the performance-based earn out accrual was recorded within Loss (gain) on contingent consideration in the condensed consolidated statement of operations for both the three and six months ended February 28, 2021. ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and the protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded with available cash on hand. The financial results of the business are included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, including finalizing the recording of deferred taxes, and anticipates completion within fiscal 2021. The ABchimie acquisition does not represent a significant business combination so pro forma financial information is not provided.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $13,055 that is largely attributable to the synergies and economies of scale from combining the operations, technologies and research and development capabilities of ABchimie and Chase, particularly as it pertains to the expansion of the Company's product and service offerings, the established workforce and marketing efforts. A portion of this goodwill is deductible in the U.S. for calculation of GILTI period costs but is nondeductible for French income tax purposes.

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

Overview

Revenue, operating income and net income for the second quarter and first six months of fiscal 2021 all exceeded prior year results, as the Adhesives, Sealants and Additives segment continued to achieve strong organic and inorganic growth, especially with sales into foreign markets, including Asia and Europe. The Company’s results were aided by the February 2021 acquisition of the operations of Emerging Technologies, Inc. (“ETi”) and the September 2020 acquisition of ABchimie, results of which are reported under the Adhesives, Sealants and Additives segment. However, the Industrial Tapes and Corrosion Protection and Waterproofing segments’ sales were down from the prior year periods, as the segments have not recovered as quickly from the global economic disruptions caused by the coronavirus pandemic (COVID-19). Further, both segments have wider exposure in energy markets, which continue to be negatively affected by lower oil and gas prices and related decreases in investment into exploration and transportation activities. The Corrosion Protection and Waterproofing segment was additionally affected by weather events in Houston, TX and the surrounding region during the last month of the quarter. Despite its topline decline, the Industrial Tapes segment was able to improve its relative gross margin on a more favorable sales mix, and operational efficiencies realized over the prior year. Our facilities rationalization and consolidation initiative made further progress in the quarter, as the Company began moving the sealant systems production from Newark, CA to its location in Hickory, NC; this move is anticipated to be completed within fiscal 2021.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a Greensboro, NC-located solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition expands Chase Corporation’s market share in the growing superabsorbent polymers vertical, following our fiscal 2018 acquisition of Zappa Stewart. This second quarter acquisition comes following the September 1, 2020 purchase of ABchimie, a Corbelin, France-headquartered solutions provider for the cleaning and the protection of electronic assemblies, with additional formulation, production, and research and development capabilities. Both the fiscal 2021 acquisitions were funded with available cash on hand and broaden our specialty chemical offerings within the Adhesives, Sealants, and Additives reporting segment with high performance, environmentally-friendly technologies that are complementary to our existing product offerings.

While net cash provided by operating activities was lower than in the first six months of the prior year, the Company’s cash position remained healthy, with cash flow from operations offsetting the majority of the costs to acquire ETi and ABchimie during the six-month period. The Company held no outstanding balance on its $150,000,000 revolving credit facility as of February 28, 2021. The revolving credit facility allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. Our current credit facility is set to mature in December 2021, and the Company expects to renew this facility within the current fiscal year, prior to its expiration, to maintain our ability to support our strategic initiatives.

Revenue from the Adhesives, Sealants and Additives segment increased for the second quarter and year-to-date period versus the prior year. Sales volumes within the electronic and industrial coatings product line increased driven by Asian and European markets showing recovery and the inorganic growth provided by the acquired operations of ABchimie. The Company’s functional additives product line sales, which have a North American concentration, also experienced both organic and inorganic volume growth over both the comparative periods, with the operations of ETi added to the product line following its February 5, 2021 acquisition.

Sales decreased in the Industrial Tapes segment for the quarter and six-month period ended February 28, 2021 as compared to the prior year, with the cable materials and specialty products product lines driving the topline remission. The cable materials and specialty products product line both have a North American concentration, with the specialty products sales reductions further impacted in the year-to-date period by the Company’s prior year planned exit from providing low margin transitional toll manufacturing services to the purchaser of the structural composites rod and the fiber optical cable components businesses. The pulling and detection product line, which also has a North American focus, had sales slightly up for the current quarter, but continued to trail the prior year on a year-to-date basis. The Company’s electronic materials product line, which sells nearly exclusively to Asian markets, saw sales volume growth for the quarter, driving year-to-date growth over the prior year.

The Corrosion Protection and Waterproofing segment’s sales decreased compared to both the prior year second quarter and first six months. The pipeline coatings, coating and lining systems, and bridge and highway product lines sales were unfavorable to the second quarter and the first half of the prior year. Building envelope product line sales partially offset these declines for the second quarter but was short of repeating prior year year-to-date sales amounts.

Chase Corporation’s balance sheet remained strong on February 28, 2021, with cash on hand of $86,229,000, a current ratio of 7.2 and no outstanding principal balance owed on the Company’s $150,000,000 revolving credit facility.

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

(1)	Formerly referred to as the specialty chemical intermediates product line

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Six Months Ended		Total	Six Months Ended		Total
	February 28, 2021		Revenue	February 29, 2020		Revenue	February 28, 2021		Revenue	February 29, 2020		Revenue

Revenue
Adhesives, Sealants and Additives	$31,575		46%	$24,440		37%	$61,646		45%	$50,262		38%
Industrial Tapes	28,345		41%	30,055		46%	54,836		40%	60,179		45%
Corrosion Protection and Waterproofing	8,527		12%	11,087		17%	19,141		14%	21,943		17%
Total	$68,447			$65,582			$135,623			$132,384

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Six Months Ended		Segment	Six Months Ended		Segment
	February 28, 2021		Revenue	February 29, 2020		Revenue	February 28, 2021		Revenue	February 29, 2020		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$10,137	(a)	32%	$6,750		28%	$20,116	(a)	33%	$14,232		28%
Industrial Tapes	8,460		30%	8,402	(c)	28%	16,328		30%	15,039	(e)	25%
Corrosion Protection and Waterproofing	2,415		28%	4,127		37%	6,501		34%	8,091		37%
Total for reportable segments	21,012		31%	19,279		29%	42,945		32%	37,362		28%
Corporate and Common Costs	(8,147)	(b)		(8,474)	(d)		(16,103)	(b)		(16,486)	(f)
Total	$12,865		19%	$10,805		16%	$26,842		20%	$20,876		16%

Note: Some percentage of revenue amounts may not sum due to rounding

(a)	Includes $733 in loss on upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $98 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the second quarter of fiscal 2021
(b)	Includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi
(c)	Includes $60 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the second quarter of fiscal 2020
(d)	Includes $133 in acquisition-related expense attributable to the September 2020 acquisition of the operations of ABchimie
(e)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first half of fiscal 2020
(f)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to our companywide ERP system and $133 in acquisition-related expense attributable to the September 2020 acquisition of the operations of ABchimie

Total Revenue

Total revenue increased $2,865,000 or 4% to $68,447,000 for the quarter ended February 28, 2021, compared to $65,582,000 in the same quarter of the prior year. Total revenue increased $3,239,000 or 2% to $135,623,000 in the fiscal year-to-date period compared to $132,384,000 in the same period in fiscal 2020.

Revenue in the Company’s Adhesives, Sealants and Additives segment increased $7,135,000 or 29% and $11,384,000 or 23% in the current quarter and year-to-date period, respectively. Organic revenue growth accounted for $5,363,000 and $8,151,000 of the segment’s overall second quarter and year-to-date period sales increases, respectively. The increases in revenue from the Adhesives, Sealants and Additives segment in fiscal 2021 for the current quarter and year-to-date period, respectively, were primarily due to the electronic and industrial coatings product line’s $6,100,000 and $10,662,000 organic and inorganic increases. The operations of ABchimie, acquired September 1, 2020, provided the product line accretive topline gains, while strong organic gains were most specifically seen internationally. Also positively impacting the segment’s sales were organic and inorganic increases in revenue from the North American-focused functional additives product line totaling $1,035,000 and $722,000 in the current quarter and year-to-date period. The functional additives product line sales totals included the operations of ETi, following its acquisition on February 5, 2021.

Revenue in the Industrial Tapes segment decreased $1,710,000 or 6% and $5,343,000 or 9% in the current quarter and year-to-date period, respectively. The decreases in revenue for the segment were primarily due to the following for the current quarter and year-to-date period, respectively: (a) a sales volume demand decrease of $2,157,000 and $4,623,000 from the North American-focused cable materials product line, with both COVID-19 and certain exposure to oil and gas markets negatively impacting results; and (b) revenue reductions of $45,000 and $754,000 for the specialty products product line, as the Company ended its arrangement to provide low margin transitional toll manufacturing services in the second quarter of fiscal 2020 (prior year). The pulling and detection tapes product line saw sales growth of $25,000 as compared to the prior year second fiscal quarter, but remained $365,000 behind for the year-to-date period. Positively impacting sales for both the current quarter and year-to-date period were volume-driven sales increases of $466,000 and $398,000, respectively, for the electronic materials product line, which has a nearly exclusive Asian end-market.

Compared to the prior year second quarter and year-to-date period, revenue from the Corrosion Protection and Waterproofing segment decreased $2,560,000 or 23% and $2,802,000 or 13%, respectively. The segment’s sales decreases in the current quarter and year-to-date period were predominantly driven by: (a) the pipeline coatings product line’s $1,218,000 and $1,391,000 declines most acutely seen in the Company’s North American operations and attributable to a net prolonged decrease in worldwide oil and gas prices, with the Rye, U.K.-based facility’s Middle East sales prospects and margin also negatively impacted by energy prices; (b) the coating and lining systems product line sales decreases of $1,486,000 and $889,000, with shipments impacted in the final month of the quarter by weather events impacting the Houston, TX manufacturing facility and the surrounding region; and (c) the bridge and highway product line’s $84,000 and $212,000 sales volume reductions. The building envelope product line’s sales increased $228,000 over the prior year second quarter, but still trailed the prior year-to-date period by $310,000.

Cost of Products and Services Sold

Cost of products and services sold increased $249,000 or 1% to $40,915,000 for the quarter ended February 28, 2021, compared to $40,666,000 in the prior year quarter. Cost of products and services sold decreased $1,929,000 or 2% to $80,520,000 in the first six months of fiscal 2021, compared to $82,449,000 in the comparative year-to-date period.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended		Six Months Ended
Cost of products and services sold	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Adhesives, Sealants and Additives	54%	58%	55%	57%
Industrial Tapes	66	67	65	69
Corrosion Protection and Waterproofing	61	56	58	55
Total Company	60%	62%	59%	62%

Cost of products and services sold in the Adhesives, Sealants and Additives segment was $16,998,000 and $33,611,000 in the current quarter and year-to-date period compared to $14,255,000 and $28,787,000 in the comparable periods in the prior year.  Cost of products and services sold in the Industrial Tapes segment was $18,693,000 and $35,810,000 in the current quarter and year-to-date period compared to $20,203,000 and $41,522,000 in the same periods in the prior year. Cost of products and services sold in the Corrosion Protection and Waterproofing segment was $5,224,000 and $11,099,000 for the quarter and year-to-date period ended February 28, 2021, compared to $6,208,000 and $12,140,000 in the comparable periods of the prior year.

As a percentage of revenue, cost of products and services sold was reduced for both the Adhesives, Sealants and Additives and Industrial Tapes segments and increased for the Corrosion Protection and Waterproofing segment as compared to the second quarter and first six months of the prior year. These changes in relative gross margin were primarily due to: (a) more favorable sales mixes in the Adhesives, Sealants and Additives and Industrial Tapes segments, as higher margin products and offerings constituted a comparatively higher portion of total sales, and a less favorable sales mix for the Corrosion Protection and Waterproofing segment; and (b) production and operational efficiencies realized in the current quarter and year-to-date period, including those gained in part through the facility rationalization and consolidation initiative.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $277,000 or 2% to $12,331,000 for the quarter ended February 28, 2021 compared to $12,608,000 in the prior year quarter. Selling, general and administrative expenses decreased $639,000 or 3% to $24,591,000 in the fiscal year-to-date period compared to $25,230,000 in the same period in fiscal 2020. As a percentage of revenue, selling, general and administrative expenses represented 18% for both the current year second quarter and fiscal year-to-date period, compared to 19% for both the comparable periods in the prior year.

Research and Product Development Costs

Research and Product Development Costs decreased $43,000 or 4% to $1,026,000 during the second quarter of fiscal 2021, compared to $1,069,000 in fiscal 2020. Research and Product Development Costs decreased $10,000 or less than one percent to $2,077,000 during the first six months of fiscal 2021, compared to $2,087,000 in the same period of fiscal 2020. Research and development stayed relatively consistent from fiscal 2020 to 2021 as the Company continued focused development work on strategic product lines.

Operations Optimization Costs

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there will terminate in the current fiscal year. The Company recognized $98,000 in expense related to the move in both the three-month and six-month periods ended February 28, 2021.

During the first quarter of fiscal 2020 (prior year), the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around the Company’s facilities rationalization and consolidation initiative. The Company recognized $150,000 in expense related to these services in the first half of fiscal 2020. Given the ongoing nature of the review, an estimate of future costs, including costs that could be capitalized, cannot currently be determined.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations from its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020 (prior year). The Company recognized $60,000 and $559,000 in expense related to the move in the three-month and six-month periods ended February 29, 2020, having recognized $526,000 in expense during the second half of fiscal 2019. Future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Acquisition-Related Costs

In the second quarter of fiscal 2021, the Company incurred $128,000 of costs related to our February 5, 2021 acquisition of Emerging Technologies, Inc (“ETi”). This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including legal, accounting and actuarial fees) were expensed as incurred within the second fiscal quarter of 2021.

In the second quarter of fiscal 2020, the Company incurred $133,000 of costs related to our September 1, 2020 acquisition of ABchimie. This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting and actuarial fees) were expensed as incurred within the second, third and fourth quarters of fiscal 2020 (total of $274,000 in acquisition-related expense recognized during the last three quarters of fiscal 2020). The transaction was consummated at the beginning of fiscal 2021.

Loss (Gain) on Contingent Consideration

As a component of the September 1, 2020 acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording at the acquisition date, a $733,000 increase in the performance-based earn out accrual was recorded for both the three and six months ended February 28, 2021.

Interest Expense

Interest expense increased $11,000 or 20% to $67,000 for the quarter ended February 28, 2021 compared to $56,000 in the prior year first quarter. Interest expense increased $25,000 or 22% to $136,000 for the first six months of fiscal 2021 compared to $111,000 in the prior year period. As the Company had no outstanding balance on its revolving debt facility for both periods, interest expense has remained relatively low.

Other Income (Expense)

Other income (expense) was an expense of $284,000 in the quarter ended February 28, 2021, compared to an expense of $185,000 in the same period in the prior year, an increase of $99,000. Other income (expense) was an expense of $498,000 in the six months ended February 28, 2021, compared to an expense of $789,000 in the comparable period in the prior year, a decrease of $291,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of the Company’s subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other receipts that are not classified as trade, royalties or commissions.

Income Taxes

The effective tax rate for the quarter ended February 28, 2021 was 28.7%, compared to 27.1% for the quarter ended February 29, 2020. The effective tax rate for the six months ended February 28, 2021 was 25.5%, compared to 27.0% for the six months ended February 29, 2020.

The current and prior year effective tax rates were most prominently affected by the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. For fiscal 2021 and 2020, the Company is utilizing the 21% Federal tax rate enacted by the Tax Act. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income increased $1,292,000 or 16% to $9,171,000 in the quarter ended February 28, 2021 compared to $7,879,000 in the prior year second quarter. Net income increased $4,767,000 or 31% to $20,008,000 in the six months ended February 28, 2021 compared to $15,241,000 in the same period in the prior year. The increase in net income in both the second fiscal quarter and year-to-date period was primarily due to higher sales and an improved relative gross margin.

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance decreased $12,839,000 to $86,229,000 at February 28, 2021, from $99,068,000 at August 31, 2020. The decreased cash balance is primarily attributable to $22,241,000 utilized to acquire ABchimie on September 1, 2020, $8,997,000 in cash utilized to acquire the operations of Emerging Technologies, Inc. (“ETi”) on February 5, 2021 and the $7,557,000 dividend paid in December 2020, net of cash provided by operations of $26,386,000. Of the above-noted amounts, $25,653,000 and $42,615,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of February 28, 2021 and August 31, 2020, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions (as evidenced by the recent acquisition of ABchimie in France), prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020 and the first six months of fiscal 2021. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $26,386,000 in the first six months of fiscal year 2021 compared to $27,461,000 in the same period in the prior year. Cash provided by operations during the current period was primarily related to operating income. Negatively impacting the cash flow from operations was an increase in accounts receivable, on higher sales in the current year second quarter, partially offset by a decrease in the volume of inventory on hand.

The ratio of current assets to current liabilities was 7.2 as of February 28, 2021 compared to 7.7 as of August 31, 2020. The ratio decreased over the first six months of fiscal 2021 primarily as a result of the net cash decrease, with the acquisitions of ABchimie and ETi, and the payment of the annual dividend netted against cash provided by operations.

Cash flow used in investing activities of $32,288,000 was largely due to the cash on hand purchases of both ABchimie and ETi and cash spent on capital purchases of machinery and equipment in fiscal 2021.

Cash flow used in financing activities of $7,923,000 was related to payments of our annual dividend in December 2020 and taxes on restricted stock vested in fiscal 2021.

On November 12, 2020, Chase Corporation announced a cash dividend of $0.80 per share (totaling $7,557,000). The dividend was paid on December 7, 2020 (the second quarter of fiscal 2021) to shareholders of record on November 27, 2020.

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021 (second quarter of fiscal 2022). The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict the ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size. It also requires the Company to maintain certain financial ratios, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The Company was compliant with the debt covenants as of February 28, 2021. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio or, at the Company’s option, at the bank’s base lending rate. At February 28, 2021, there was no outstanding principal balance, and as such no applicable interest rate. The Company expects to renew this facility prior to its expiration to maintain its ability to support our strategic initiatives.

The Company has several ongoing capital projects, as well as its facility rationalization and consolidation initiative, which are important to its long-term strategic goals.  Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in the Company’s production facilities.

The Company may acquire companies or other assets in future periods which are complementary to the existing business. The acquisition of ABchimie included a potential earnout based on performance of up to an additional €7,000,000 (approximately $8,330,000 at the time of the transaction), which the Company expects to pay with cash on hand if the applicable conditions are met. The acquisition of ETi includes a $1,000,000 withholding, which is payable by the Company within eighteen months of the acquisition. The Company believes that its existing resources, including cash on hand and the Credit Agreement, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurance that additional financing, if needed, will be available on favorable terms, if at all.

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

Critical Accounting Policies

Chase Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, the Company must make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, the Company reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the Company’s estimates.  To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected.  The Company bases its estimates and judgments on historical experience and other assumptions that it believes to be reasonable at the time and under the circumstances, and it evaluates these estimates and judgments on an ongoing basis.  The Company refers to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Other than changes which came as a result of adopting ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is discussed within Note 2 — “Recent Accounting Standards” of the Condensed Consolidated Financial Statements contained herein, management believes that there have been no material changes during the six months ended February 28, 2021 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase Corporation limits the amount of credit exposure to any one issuer.  At February 28, 2021, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of its funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase Corporation’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of February 28, 2021, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at February 28, 2021
GBP	British Pound	$12,977
EUR	Euro	$5,664
CAD	Canadian Dollar	$1,628
INR	Indian Rupee	$344
CNY	Chinese Yuan	$343

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation gain for the six months ended February 28, 2021 in the amount of $1,887,000 related to Chase Corporation’s European and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt on February 28, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material direct effect on the Company’s Condensed Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended February 28, 2021, the Company continued the process of implementing financial internal controls on the operations associated with ABchimie, acquired in September 2020, and began the process of integrating operations of Emerging Technologies, Inc. (ETi), acquired in February 2021.

Effective with its annual shareholders meeting held on February 2, 2021, and as approved by the board at that time, Michael J. Bourque was named Treasurer and Chief Financial Officer of Chase Corporation. The Board had previously named Adam P. Chase, President and Chief Executive Officer, as the interim Treasurer and Chief Financial Officer following the January 15, 2021 departure of the Company’s former Treasurer and Chief Financial Officer.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 5 — Other Matters

Effective December 1, 2020, the Board of Directors of Chase Corporation (the “Company”), in accordance with the Company’s 2013 Equity Incentive Plan (the “Plan”), amended the Plan (the “Amended Plan”). The changes primarily relate to certain compliance requirements under the Chase 2020 Stock Ownership Policy and certain other modernizing and clarifying amendments, none of which represents a material amendment to the Plan.

The foregoing description of the Amended Plan is qualified in its entirety by reference to the Amended Plan, which is furnished as Exhibit 10.8.7 hereto and is incorporated herein by reference.

Item 6 — Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
10.7.3	Separation agreement dated February 1, 2021 by and between Chase Corporation and Christian J. Talma.*
10.8.7	Amended 2013 Equity Incentive Plan of Chase Corporation dated December 1, 2020*
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

Chase Corporation

Dated: April 8, 2021	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: April 8, 2021	By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer