Form 10-Q
period 2021-05-31
CHASE CORP
filed 2021-07-12
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2021

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

The number of shares of Common Stock outstanding as of June 30, 2021 was 9,449,248.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2021

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

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$102,947	$99,068
Accounts receivable, less allowance for doubtful accounts and credit losses of $434 and $438	45,515	36,993
Inventory	38,395	39,058
Prepaid expenses and other current assets	2,616	2,470
Prepaid income taxes	5,018	231
Total current assets	194,491	177,820

Property, plant and equipment, less accumulated depreciation of $52,263 and $52,283	24,685	25,574

Other Assets
Goodwill	98,457	82,402
Intangible assets, less accumulated amortization of $88,593 and $78,351	50,617	41,200
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,038	1,619
Deferred income taxes	4,856	4,929
Operating lease right-of-use asset (Note 8)	9,787	8,821
Other assets	853	15
Total assets	$390,234	$346,830

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$16,419	$12,525
Accrued payroll and other compensation	6,619	5,751
Accrued expenses	4,159	4,867
Total current liabilities	27,197	23,143

Operating lease long-term liabilities (Note 8)	7,601	6,395
Deferred compensation	2,045	1,629
Accumulated pension obligation	9,992	10,930
Other liabilities	2,939	—
Deferred income taxes	3,327	—
Accrued income taxes	1,847	1,941

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,449,786 shares at May 31, 2021 and 9,439,082 shares at August 31, 2020 issued and outstanding	946	944
Additional paid-in capital	18,596	16,674
Accumulated other comprehensive loss	(9,262)	(13,092)
Retained earnings	325,006	298,266
Total equity	335,286	302,792
Total liabilities and equity	$390,234	$346,830

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020

Revenue
Sales	$78,822	$64,157	$212,533	$194,540
Royalties and commissions	771	714	2,683	2,715
	79,593	64,871	215,216	197,255
Costs and Expenses
Cost of products and services sold	46,312	39,689	126,832	122,138
Selling, general and administrative expenses	13,969	11,795	38,560	37,025
Research and product development costs	957	958	3,034	3,045
Operations optimization costs (Note 15)	22	268	120	977
Acquisition-related costs (Note 17)	—	20	128	153
Gain on sale of real estate (Note 15)	—	(760)	—	(760)
Loss (gain) on contingent consideration (Note 17)	262	—	995	—

Operating income	18,071	12,901	45,547	34,677

Interest expense	(68)	(67)	(204)	(178)
Other income (expense)	(260)	(307)	(758)	(1,096)

Income before income taxes	17,743	12,527	44,585	33,403

Income taxes (Note 14)	3,454	2,619	10,288	8,254

Net income	$14,289	$9,908	$34,297	$25,149

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$1.51	$1.05	$3.63	$2.67

Diluted	$1.50	$1.04	$3.61	$2.64

Weighted average shares outstanding
Basic	9,386,814	9,363,559	9,381,433	9,357,176
Diluted	9,435,335	9,429,263	9,426,879	9,435,897

Annual cash dividends declared per share			$0.80	$0.80

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net income	$14,289	$9,908	$34,297	$25,149

Other comprehensive income (loss):
Net unrealized gain on restricted investments, net of tax	68	7	186	5
Change in funded status of pension plans, net of tax	124	185	371	444
Foreign currency translation adjustment	1,386	(1,077)	3,273	318
Total other comprehensive income (loss)	1,578	(885)	3,830	767

Comprehensive income	$15,867	$9,023	$38,127	$25,916

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MAY 31, 2021 AND 2020

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at February 29, 2020	9,448,620	$945	$15,882	$(14,060)	$279,350	$282,117
Restricted stock grants, net of forfeitures	(432)	—	—			—
Amortization of restricted stock grants			606			606
Amortization of stock option grants			231			231
Common stock retained to pay statutory minimum withholding taxes on common stock	(5,790)	—	(484)			(484)
Change in funded status of pension plans, net of tax $65				185		185
Foreign currency translation adjustment				(1,077)		(1,077)
Net unrealized gain (loss) on restricted investments, net of tax $4				7		7
Net income					9,908	9,908
Balance at May 31, 2020	9,442,398	$945	$16,235	$(14,945)	$289,258	$291,493

Balance at February 28, 2021	9,448,371	$946	$17,721	$(10,840)	$310,717	$318,544
Amortization of restricted stock grants			600			600
Amortization of stock option grants			195			195
Exercise of stock options	2,149	—	166			166
Common stock received for payment of stock option exercises	(689)	—	(80)			(80)
Common stock retained to pay statutory minimum withholding taxes on common stock	(45)	—	(6)			(6)
Change in funded status of pension plans, net of tax $41				124		124
Foreign currency translation adjustment				1,386		1,386
Net unrealized gain (loss) on restricted investments, net of tax $24				68		68
Net income					14,289	14,289
Balance at May 31, 2021	9,449,786	$946	$18,596	$(9,262)	$325,006	$335,286

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED MAY 31, 2021 AND 2020

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2019	9,400,748	$940	$14,351	$(14,324)	$270,260	$271,227
Restricted stock grants, net of forfeitures	44,879	5	(5)			—
Amortization of restricted stock grants			1,686			1,686
Amortization of stock option grants			687			687
Exercise of stock options	3,618	—	123			123
Common stock received for payment of stock option exercises	(1,057)	—	(123)			(123)
Common stock retained to pay statutory minimum withholding taxes on common stock	(5,790)	—	(484)			(484)
Cash dividend on common stock, $0.80 per share					(7,539)	(7,539)
Change in funded status of pension plans, net of tax $156				444		444
Foreign currency translation adjustment				318		318
Net unrealized gain (loss) on restricted investments, net of tax $3				5		5
Adoption of ASU 2018-02				(1,388)	1,388	—
Net income					25,149	25,149
Balance at May 31, 2020	9,442,398	$945	$16,235	$(14,945)	$289,258	$291,493

Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792
Restricted stock grants, net of forfeitures	10,693	2	(2)			—
Amortization of restricted stock grants			1,789			1,789
Amortization of stock option grants			420			420
Exercise of stock options	4,681	—	207			207
Common stock received for payment of stock option exercises	(1,075)	—	(121)			(121)
Common stock retained to pay statutory minimum withholding taxes on common stock	(3,595)	—	(371)			(371)
Cash dividend on common stock, $0.80 per share					(7,557)	(7,557)
Change in funded status of pension plans, net of tax $124				371		371
Foreign currency translation adjustment				3,273		3,273
Net unrealized gain (loss) on restricted investments, net of tax $63				186		186
Net income					34,297	34,297
Balance at May 31, 2021	9,449,786	$946	$18,596	$(9,262)	$325,006	$335,286

See accompanying notes to the condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine Months Ended May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,297	$25,149
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(760)
Depreciation	2,925	2,989
Amortization	9,566	8,724
Recovery of allowance for doubtful accounts and credit losses	(8)	(307)
Stock-based compensation	2,209	2,373
Realized gain on restricted investments	(54)	(32)
Pension curtailment and settlement loss	—	75
Deferred taxes	—	(15)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(6,946)	3,656
Inventory	2,062	1,835
Prepaid expenses and other assets	(260)	(154)
Accounts payable	3,049	(183)
Accrued compensation and other expenses	1,044	(1,263)
Accrued income taxes	(4,884)	578
Net cash provided by operating activities	43,000	42,665

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,749)	(1,044)
Payments for acquisitions	(31,238)	—
Proceeds from sale of real estate	—	1,810
Changes in restricted investments	(119)	(115)
Net cash (used in) provided by investing activities	(33,106)	651

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	(7,557)	(7,539)
Proceeds from exercise of common stock options	86	—
Payments of taxes on stock options and restricted stock	(371)	(484)
Net cash used in financing activities	(7,842)	(8,023)

INCREASE IN CASH & CASH EQUIVALENTS	2,052	35,293
Effect of foreign exchange rates on cash	1,827	195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,068	47,771
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,947	$83,259

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$121	$123
Property, plant and equipment additions included in accounts payable	$141	$236

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

The results of operations for the interim period ended May 31, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2020 which are contained in the Company’s 2020 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2021, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended May 31, 2021 and 2020.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France (including ABchimie acquired September 1, 2020) are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all Chase Corporation’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were ($241) and ($678) for the three- and nine-month periods ended May 31, 2021, respectively, and $155 and ($451) for the three- and nine-month periods ended May 31, 2020, respectively.

Other Business Developments

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesive, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to its location in Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to this initiative during the third fiscal quarter, with the majority of future costs anticipated to occur in the first half of fiscal 2022.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997, comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after purchase, subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs during the three-month period ended February 28, 2021 associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, and anticipates completion within fiscal 2021. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment. See Note 17 to the condensed consolidated financial statements for additional information on the acquisition of the assets and operations of ETi.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesive, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminates in the current fiscal year. The Company recognized $22 and $120 in expense related to the move in the three-month and nine-month periods ended May 31, 2021.

On September 1, 2020 (the first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 (with $20 and $153 recognized in the three and nine months ended May 31, 2020, respectively) and with a potential earn out based on performance potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded with cash on hand. The financial results of the business were included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company is currently in the process of finalizing purchase accounting regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, including finalizing the recording of deferred taxes, and anticipates completion within fiscal 2021. See Note 17 to the condensed consolidated financial statements for additional information on the acquisition of ABchimie.

The Company’s second quarter of fiscal 2020 (prior year) saw the beginning of the global spread of the coronavirus pandemic (COVID-19), which subsequently grew to create significant volatility, uncertainty, and global economic disruption. While the Company remains profitable with sufficient cash on hand to continue to meet its short- and long-term strategic objectives, COVID-19 continues to impact nearly all geographies served by the Company to varying degrees. Given the magnitude of the uncertainty that COVID-19 has broadly placed on global markets, the pandemic’s long-term effects on the Company’s results and the Company’s ability to maintain service levels cannot currently be estimated. The Company will continue to assess the situation and take the appropriate actions to address the impact of COVID-19 on its operations.

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around the facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first nine months of fiscal 2020, with nothing recognized in the first nine months of fiscal 2021. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations from its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559 in expense related to the move in the six-month period ended February 29, 2020, having recognized $526 in expense during the second half of fiscal 2019. This project is now substantively complete, and no costs were recognized in the second half of fiscal 2020 or in the nine months ended May 31, 2021, and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

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

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The ASU applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. ASU 2020-04 has not had, and the Company does not expect it to have in future periods, a material impact on the Company's condensed consolidated financial statements and disclosures.

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

Note 3 — Inventory

Inventory consisted of the following as of May 31, 2021 and August 31, 2020:

	May 31,	August 31,
	2021	2020
Raw materials	$21,534	$18,993
Work in process	6,017	7,761
Finished goods	10,844	12,304
Total Inventory	$38,395	$39,058

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020

Basic Earnings per Share

Net income	$14,289	$9,908	$34,297	$25,149
Less: Allocated to participating securities	94	86	239	201
Net income available to common shareholders	$14,195	$9,822	$34,058	$24,948

Basic weighted average shares outstanding	9,386,814	9,363,559	9,381,433	9,357,176
Net income per share - Basic	$1.51	$1.05	$3.63	$2.67

Diluted Earnings per Share

Net income	$14,289	$9,908	$34,297	$25,149
Less: Allocated to participating securities	94	86	239	201
Net income available to common shareholders	$14,195	$9,822	$34,058	$24,948

Basic weighted average shares outstanding	9,386,814	9,363,559	9,381,433	9,357,176
Additional dilutive common stock equivalents	48,521	65,704	45,446	78,721
Diluted weighted average shares outstanding	9,435,335	9,429,263	9,426,879	9,435,897
Net income per share - Diluted	$1.50	$1.04	$3.61	$2.64

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options. For the three-month and nine-month periods ended May 31, 2021, stock options to purchase 17,947 and 59,346 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the three-month and nine-month periods ended May 31, 2020, stock options to purchase 17,913 and 11,841 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.

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

In January 2021, restricted stock in the amount of 4,409 shares and options to purchase 18,129 shares of common stock were forfeited in conjunction with the termination without cause of a now former executive of the Company. Options to purchase an additional 306 shares of common stock were forfeited in April 2021 related to this same termination.

In February 2021, a performance and service-based restricted stock grant totaling 521 shares, a time-vesting restricted stock grant in the amount of 261 shares and options to purchase 749 shares of common stock with an exercise price of $104.04 per share were granted in conjunction with the appointment of a new executive of the Company. The restricted shares and stock options vest on the same terms as those granted under the 2021 LTIP in September 2020. Compensation expense is recognized over the period of the award consistent with the vesting terms.

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

The Industrial Tapes segment features wire and cable materials, specialty tapes and other laminated and coated products. The segment derives its competitive advantage through its proven chemistries, its diverse specialty offerings and the reliability its supply chain offers to end customers. These products are generally used in the assembly of other manufacturers’ products, with demand typically dependent upon general economic conditions. The Industrial Tapes segment sells mostly to established markets, with some exposure to growth opportunities through further development of existing products. Markets served include cable manufacturing, utilities and telecommunications, and electronics packaging. The segment’s offerings include insulating and conducting materials for wire and cable manufacturers, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines and cover tapes essential to delivering semiconductor components via tape-and-reel packaging.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2021		2020		2021		2020
Revenue
Adhesives, Sealants and Additives	$33,861		$22,922		$95,507		$73,184
Industrial Tapes	32,249		31,752		87,085		91,931
Corrosion Protection and Waterproofing	13,483		10,197		32,624		32,140
Total	$79,593		$64,871		$215,216		$197,255

Income before income taxes
Adhesives, Sealants and Additives	$10,982	(a)	$6,704		$31,098	(c)	$20,936
Industrial Tapes	10,945		9,011		27,273		24,050	(e)
Corrosion Protection and Waterproofing	5,098		4,149		11,599		12,240
Total for reportable segments	27,025		19,864		69,970		57,226
Corporate and common costs	(9,282)		(7,337)	(b)	(25,385)	(d)	(23,823)	(f)
Total	$17,743		$12,527		$44,585		$33,403

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$25		$26		$79		$68
Depreciation	255		199		744		791
Amortization	2,715		2,340		7,931		7,033

Industrial Tapes
Interest	$15		$33		$57		$87
Depreciation	412		428		1,305		1,247
Amortization	387		450		1,160		1,350

Corrosion Protection and Waterproofing
Interest	$28		$8		$68		$23
Depreciation	157		144		432		449
Amortization	274		108		475		341

(a)	Includes $262 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $22 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the third quarter of fiscal 2021
(b)	Includes $760 in gain related to the April 2020 sale of the Company’s Pawtucket, RI location, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, $75 of pension-related settlement costs due to the timing of lump-sum distributions and $20 in acquisition-related expense attributable to the September 2020 acquisition of ABchimie
(c)	Includes $995 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $120 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the first nine months of fiscal 2021
(d)	Includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi
(e)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first nine months of fiscal 2020
(f)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to the companywide ERP system, a $760 gain related to the April 2020 sale of the Company’s Pawtucket, RI location, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, $75 of pension-related settlement costs due to the timing of lump-sum distributions and $153 in acquisition-related expense attributable to the September 2020 acquisition of ABchimie

Total assets for the Company’s reportable segments as of May 31, 2021 and August 31, 2020 were:

	May 31,	August 31,
	2021	2020
Total Assets
Adhesives, Sealants and Additives	$166,085	$129,457
Industrial Tapes	70,036	71,229
Corrosion Protection and Waterproofing	30,744	32,642
Total for reportable segments	266,865	233,328
Corporate and common assets	123,369	113,502
Total	$390,234	$346,830

The Company’s products are sold worldwide. Revenue for the three- and nine-month periods ended May 31, 2021 and 2020 was attributed to operations located in the following countries:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Revenue
United States	$67,264	$56,177	$178,635	$171,774
United Kingdom	6,184	5,070	19,208	14,489
All other foreign (1)	6,145	3,624	17,373	10,992
Total	$79,593	$64,871	$215,216	$197,255

(1)	Comprises sales originated from the Company’s French locations (including ABchimie for fiscal 2021), royalty revenue attributable to its licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of May 31, 2021 and 2020 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	May 31,	August 31,
	2021	2020
Long-Lived Assets
United States
Property, plant and equipment, net	$21,199	$22,427
Goodwill and Intangible assets, less accumulated amortization	118,789	117,930

United Kingdom
Property, plant and equipment, net	2,352	2,320
Goodwill and Intangible assets, less accumulated amortization	4,192	4,403

All other foreign
Property, plant and equipment, net	1,134	827
Goodwill and Intangible assets, less accumulated amortization	26,093	1,269

Total
Property, plant and equipment, net	$24,685	$25,574
Goodwill and Intangible assets, less accumulated amortization	$149,074	$123,602

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2020	$50,487	$21,215	$10,700	$82,402
Acquisition of ABchimie	13,055	—	—	13,055
Acquisition of Emerging Technologies, Inc.	2,451	—	—	2,451
Foreign currency translation adjustment	536	—	13	549
Balance at May 31, 2021	$66,529	$21,215	$10,713	$98,457

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

Intangible assets subject to amortization consisted of the following as of May 31, 2021 and August 31, 2020:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
May 31, 2021
Patents and agreements	14.6	years	$1,760	$1,713	$47
Formulas and technology	7.9	years	11,042	9,654	1,388
Trade names	5.9	years	8,871	8,191	680
Customer lists and relationships	9.2	years	117,537	69,035	48,502
			$139,210	$88,593	$50,617

August 31, 2020
Patents and agreements	14.6	years	$1,760	$1,705	$55
Formulas and technology	7.8	years	10,250	9,121	1,129
Trade names	5.8	years	8,575	7,781	794
Customer lists and relationships	9.1	years	98,966	59,744	39,222
			$119,551	$78,351	$41,200

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2021 and 2020 was $9,566 and $8,724 respectively. Estimated amortization expense for the remainder of fiscal year 2021 and for the next five years is as follows:

Years ending August 31,
2021 (remaining 3 months)	$3,335
2022	11,862
2023	8,746
2024	7,538
2025	5,939
2026	5,144

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of May 31, 2021 and August 31, 2020:

	May 31,	August 31,
	2021	2020
Assets
Operating lease right-of-use asset	$9,787	$8,821

Liabilities
Current (accrued expense)	$1,584	$1,865
Operating lease long-term liabilities	7,601	6,395
Total lease liability	$9,185	$8,260

Lease cost

The components of lease costs for the three and nine months ended May 31, 2021 and 2020 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020

Operating lease cost (a)	$911	$952	$2,833	$2,802

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at May 31, 2021 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2021 (remaining 3 months)	$469
2022	1,718
2023	1,564
2024	1,487
2025	1,326
2026 and thereafter	3,380
Less: Interest	(759)
Present value of lease liabilities	$9,185

The weighted average remaining lease term and discount rates are as follows:

	May 31,	August 31,
	2021	2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	7.0	5.5
Weighted average discount rate (percentage)
Operating leases	3.1%	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended May 31,
	2021	2020

Operating cash outflows from operating leases	$1,797	$1,818
Total cash paid for amounts included in the measurement of lease liabilities	$1,797	$1,818

Note 9 — Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” This revenue is generated from the manufacture of specialty chemical products including coatings, linings, adhesives, sealants, specialty tapes, polymers and laminates. Certain of these manufactured products can incorporate customer-owned materials. The Company also recognizes, to a lesser extent, revenue through royalties and commissions from licensed manufacturers and from providing custom manufacturing-related services. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers, which can be either at a point in time or over time based on contractual terms with customers. Revenue is generally recognized at a point in time when control passes upon either shipment to or receipt by the customer of the Company’s products, while revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company analyzes several factors, including but not limited to the nature of the products being sold and contractual terms and conditions in contracts with customers, to help the Company make such judgments about revenue recognition.

Contract Balances

The Company’s contract assets primarily relate to unbilled revenue for products currently in production at the Company’s facilities and which incorporate customer-owned material. Revenue is recognized in advance of billing to the customer in these specific circumstances, whereas billing is typically performed at the time of shipment to or receipt by the customer.

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of May 31, 2021 and August 31, 2020:

	May 31,	August 31,
	2021	2020
Contract Assets
Adhesives, Sealants and Additives	$13	$20
Industrial Tapes	46	21
Corrosion Protection and Waterproofing	86	41
Total	$145	$82

The Company did not have any contract liabilities as of May 31, 2021 and August 31, 2020.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and nine months ended May 31, 2021 and 2020 was as follows:

	Three Months Ended May 31, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$20,497	$28,620	$11,631	$60,748
Asia	7,030	2,019	1,023	10,072
Europe	6,167	1,009	746	7,922
All other foreign	167	601	83	851
Total Revenue	$33,861	$32,249	$13,483	$79,593

	Nine Months Ended May 31, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$56,606	$76,429	$27,062	$160,097
Asia	21,958	5,855	3,592	31,405
Europe	16,497	3,061	1,823	21,381
All other foreign	446	1,740	147	2,333
Total Revenue	$95,507	$87,085	$32,624	$215,216

	Three Months Ended May 31, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$15,094	$28,137	$7,635	$50,866
Asia	4,541	2,239	1,737	8,517
Europe	3,201	840	750	4,791
All other foreign	86	536	75	697
Total Revenue	$22,922	$31,752	$10,197	$64,871

	Nine Months Ended May 31, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$49,135	$81,811	$25,323	$156,269
Asia	13,268	5,642	4,419	23,329
Europe	10,422	2,386	2,201	15,009
All other foreign	359	2,092	197	2,648
Total Revenue	$73,184	$91,931	$32,140	$197,255

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2021 and 2020 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$91	$74	$274	$221
Interest cost	86	112	256	338
Expected return on plan assets	(97)	(98)	(293)	(294)
Amortization of prior service cost	1	1	3	3
Amortization of accumulated loss	164	174	492	522
Curtailment and settlement loss	—	75	—	75
Net periodic benefit cost	$245	$338	$732	$865

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company has made contributions of $1,174 in the nine months ended May 31, 2021 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2021 to ensure the qualified plan continues to be adequately funded given the current market conditions, including conditions related to the coronavirus disease 2019 (COVID-19) pandemic. The Company made contributions of $1,170 in the nine months ended May 31, 2020.

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of May 31, 2021 and August 31, 2020 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2021 and August 31, 2020:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	May 31, 2021	$2,038	$1,796	$242	$—

Restricted investments	August 31, 2020	$1,619	$1,395	$224	$—

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of May 31, 2021 and August 31, 2020:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	May 31, 2021	$—	$—	$—	$—
Contingent consideration	May 31, 2021	$1,939	$—	$—	$1,939

Long-term debt	August 31, 2020	$—	$—	$—	$—
Contingent consideration	August 31, 2020	$—	$—	$—	$—

The long-term debt (including any current portion of long-term debt) had no outstanding balance as of May 31, 2021 and August 31, 2020. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the condensed consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss (gain) on contingent consideration on the condensed consolidated statement of operations until the liability is settled. As of May 31, 2021, the liability increased to $1,939 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date. See Note 17 to the condensed consolidated financial statements for additional information on the acquisition of ABchimie.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2019	$154	$(6,271)	$(8,207)	$(14,324)

Other comprehensive gains (losses) before reclassifications (1)	29	—	318	347
Reclassifications to net income of previously deferred (gains) losses (2)	(24)	444	—	420
Other comprehensive income (loss)	5	444	318	767

Adoption of ASU 2018-02	—	(1,388)	—	(1,388)

Balance at May 31, 2020	$159	$(7,215)	$(7,889)	$(14,945)

Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

Other comprehensive gains (losses) before reclassifications (3)	226	—	3,273	3,499
Reclassifications to net income of previously deferred (gains) losses (4)	(40)	371	—	331
Other comprehensive income (loss)	186	371	3,273	3,830

Balance at May 31, 2021	$455	$(7,946)	$(1,771)	$(9,262)
(1)	Net of tax benefit of $11, $0 and $0, respectively.
(2)	Net of tax expense of $8, tax benefit of $156 and $0, respectively.
(3)	Net of tax benefit of $77, $0 and $0, respectively.
(4)	Net of tax expense of $14, tax benefit of $124 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended May 31,		Nine Months Ended May 31,		Location of Gain (Loss) Reclassified from Accumulated
	2021	2020	2021	2020	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(5)	$(4)	$(54)	$(32)	Selling, general and administrative expenses
Tax expense (benefit)	1	1	14	8
Gain net of tax	$(4)	$(3)	$(40)	$(24)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	165	175	495	525	Other income (expense)
Settlement and curtailment loss	—	75	—	75	Other income (expense)
Tax expense (benefit)	(41)	(65)	(124)	(156)
Loss net of tax	$124	$185	$371	$444

Total net loss reclassified for the period	$120	$182	$331	$420

Note 14 — Income Taxes

For the three and nine months ended May 31, 2021, the Company’s recognized effective tax rate was 19.5% and 23.1%, respectively. For the three and nine months ended May 31, 2020, the Company’s recognized and effective tax rate was 20.9% and 24.7%, respectively.

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for both the quarters and nine-month periods ended May 31, 2021 and 2020.

During the quarter ended November 30, 2018 (the first quarter of fiscal 2019), the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the quarters and nine-month periods ended May 31, 2021 and 2020. Additionally, the Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the nine-month periods ended May 31, 2021 and 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the qualified improvement property correction or other provisions of the CARES Act will result in a material tax benefit in future periods. The CARES Act had no material effect on the effective tax rate for the first nine months of fiscal 2021 or 2020.

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During both the three and nine months ended May 31, 2021, the Company’s effective tax rate included an FDII deduction benefit of $1,696. Also during the three and nine months ended May 31, 2021, the Company favorably resolved multiple uncertain tax positions and established international management fee charges which resulted in $933 of tax benefit and $1,229 of tax expense, respectively.

Note 15 — Operations Optimization Costs

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to its location in Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to this initiative during the third fiscal quarter, with the majority of future costs anticipated to occur in the first half of fiscal 2022.

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminates in the current fiscal year. The Company recognized $22 and $120 in expense related to the move in the three-month and nine-month periods, respectively, ended May 31, 2021.

COVID-19 Related Cost Structure Changes

During the third fiscal quarter of 2020 (prior year), the Company implemented changes in its cost structure designed to address market changes brought on, in part, by COVID-19. These changes included a targeted reduction of approximately 4.5% of the Company’s global workforce. This reduction, which was contemplated pre-pandemic but catalyzed by COVID-19, resulted in the recognition of $183 in severance costs during the third quarter of 2020. The reduction in force, which impacted operations in the Blawnox, PA, Hickory, NC, Lenoir, NC, Evanston, IL, Oxford, MA and Westwood, MA facilities, was effective May 7, 2020.

IT Studies Related to the Upgrade of the Company’s Worldwide ERP System

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around its facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first nine months of fiscal 2020, with nothing recognized in the first nine months of fiscal 2021. Given the ongoing nature of the review, an estimate of future costs, including those that may be capitalized, cannot currently be determined.

Relocation of Pulling and Detection Manufacturing to Hickory, NC

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations from its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559 in expense related to the move in the six-month period ended February 29, 2020, having recognized $526 in expense during the second half of fiscal 2019. This project is now substantively complete, and no costs were recognized in the second half of fiscal 2020 or the nine months ended May 31, 2021, and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

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

Note 16 — Long-Term Debt

On December 15, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is an all-revolving credit facility with a borrowing capacity of $150,000, which can be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021 (the second quarter of fiscal 2022). The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size. It also requires the Company to maintain certain financial ratios, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The Company was compliant with its debt covenants as of May 31, 2021. The Credit Agreement is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of $271,705 at May 31, 2021. The Company entered into the Credit Agreement both to refinance its previously existing term loan and revolving line of credit, and to provide for additional liquidity to finance potential acquisitions, working capital, capital expenditures, and for other general corporate purposes.

The applicable interest rate for the revolver portion of the Credit Agreement (the “Revolving Facility”) and any Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At May 31, 2021, there was no outstanding principal balance, and therefore no applicable interest rate.  The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, December 15, 2021. In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter.

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

The Company expects to renew this facility, or enter into a new facility, prior to its expiration to maintain Chase’s ability to support its strategic initiatives.

Note 17 – Acquisitions

Acquisition of Emerging Technologies, Inc.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997, comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after the purchase, subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs during the three-month period ended February 28, 2021 associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company is currently in the process of finalizing purchase accounting regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, and anticipates completion within fiscal 2021. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment. The ETi acquisition does not represent a significant business combination so pro forma financial information is not provided.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in preliminary goodwill of $2,451 that is largely attributable to the synergies and economies of scale from combining the operations, technologies and research and development capabilities of ETi and Chase, particularly as they pertain to the expansion of the Company's product and service offerings, the established workforce and marketing efforts. This goodwill is deductible for income tax purposes.

Acquisition of ABchimie

On September 1, 2020 (first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 (with $20 and $153 recognized in the three- and nine-month periods ended May 31, 2020) and with a performance-based earn out potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). The Company accrued $1,939 at May 31, 2021 within Other liabilities on the condensed consolidated balance sheet related to its current estimate of the earn out. Following its initial recording at the acquisition date, a $262 and $995 increase in the performance-based earn out accrual was recorded within Loss (gain) on contingent consideration in the condensed consolidated statement of operations for the three and nine months ended May 31, 2021, respectively. ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded with available cash on hand. The financial results of the business are included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, including finalizing the recording of deferred taxes, and anticipates completion within fiscal 2021. The ABchimie acquisition does not represent a significant business combination so pro forma financial information is not provided.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill preliminarily measured at $13,055 that is largely attributable to the synergies and economies of scale from combining the operations, technologies and research and development capabilities of ABchimie and Chase, particularly as they pertain to the expansion of the Company's product and service offerings, the established workforce and marketing efforts. A portion of this goodwill is deductible in the U.S. for calculation of GILTI period costs but is nondeductible for French income tax purposes.

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

Overview

General

Strong revenue in the quarter and nine-month period ended May 31, 2021 resulted in improvements in operating income and net income compared to the prior year periods. All three of Chase Corporation’s operating segments achieved top-line improvement over the COVID-19 affected third quarter of fiscal 2020. The Adhesives, Sealants and Additives segment led the improvement by achieving both organic and inorganic growth, with sales into automotive, industrial, medical and consumer markets, and continued an upward trajectory in international markets. The results of both the Company’s current year acquisitions (the February 2021 acquisition of the operations of Emerging Technologies, Inc. (“ETi”) and the September 2020 acquisition of ABchimie) are reported under the Adhesives, Sealants and Additives segment and combined provided accretive results for both the quarter and year-to-date period. The Industrial Tapes and Corrosion Protection and Waterproofing segments achieved recovery in sales over the prior year. The Corrosion Protection and Waterproofing sales in the third quarter brought the year-to-date total over the prior year-to-date period with domestic waterproofing projects work leading the rebound. However, challenges resulting from the global economic disruptions caused by the COVID-19 pandemic during the first nine months of fiscal 2021 resulted in the Industrial Tapes segment unable to surpass prior year sales results on a year-to-date basis. All of Chase Corporation’s segments are subject to current global raw material inflationary pressures and supply chain challenges, and the Company, in line with customer agreements, is addressing this by instituting customer price adjustments across impacted product lines in an effort to protect gross margins.

Business Development

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to its location in Hickory, NC. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a Greensboro, NC-located solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. Following its fiscal 2018 acquisition of Zappa Stewart, the acquisition of ETi expands Chase Corporation’s market share in the growing superabsorbent polymers vertical. This second quarter acquisition comes following the September 1, 2020 purchase of ABchimie, a Corbelin, France-headquartered solutions provider for the cleaning and protection of electronic assemblies, with additional formulation, production, and research and development capabilities. Both the fiscal 2021 acquisitions were funded with available cash on hand and broaden the Company’s specialty chemical offerings within the Adhesives, Sealants, and Additives reporting segment with high performance, environmentally-friendly technologies that are complementary to Chase’s existing product offerings.

Revenue by Segment

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

(1)	Formerly referred to as the specialty chemical intermediates product line

Revenue from the Adhesives, Sealants and Additives segment increased for the third quarter and year-to-date period versus the prior year. Driven by Asian and European markets showing growth and the inorganic boost provided by the acquired operations of ABchimie, sales volumes within the electronic and industrial coatings product line increased. The Company’s North American-focused functional additives product line sales also experienced both organic and inorganic volume growth over both the comparative periods, with the operations of ETi added to the product line following its February 5, 2021 acquisition.

Sales showed recovery in the Industrial Tapes segment for the quarter ended May 31, 2021 over the COVID-19 impacted third quarter of the prior year, but remained below the prior year for the nine-month period ended May 31, 2021, with the cable materials, specialty products and pulling and detection product lines driving the top-line remission for the year-to-date period. The cable materials, specialty products and pulling and detection product lines all have a North American concentration, with the specialty products sales reductions further impacted in the year-to-date period by the Company’s prior year planned exit from providing low margin transitional toll manufacturing services to the purchaser of the structural composites rod and the fiber optical cable components businesses. By contrast, for the third quarter of fiscal 2021 the specialty products, pulling and detection and cable materials product lines had sales up from the prior year period. The Company’s electronic materials product line, which sells nearly exclusively to Asian markets, saw a sales volume decrease for the current year third quarter, but remained above the prior year on a year-to-date basis.

The Corrosion Protection and Waterproofing segment’s sales increased compared to both the third quarter and the first nine months of the prior year. The coating and lining systems and building envelope product lines were favorable to the prior year for both the current quarter and year-to-date period, with the pipeline coatings product line favorable for the third quarter, but remaining behind on a year-to-date basis. The bridge and highway product line sales were unfavorable to the third quarter and the first nine months of the prior year.

Balance Sheet

Chase Corporation’s balance sheet remained strong on May 31, 2021, with cash on hand of $102,947,000, and a current ratio of 7.2. Favorable third quarter cash flow generation resulted in higher cash provided by operating activities over the prior year for both the quarter and year-to-date period. The Company’s cash position remains healthy, with cash flow from operations more than offsetting the costs to acquire ETi and ABchimie during the nine-month period.

The Company held no outstanding balance on its $150,000,000 revolving credit facility as of May 31, 2021. The revolving credit facility allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. Chase’s current credit facility matures in December 2021. The Company expects to enter a new facility within the current fiscal year, prior to the current facility’s expiration, to maintain its ability to support Chase’s strategic initiatives.

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Nine Months Ended		Total	Nine Months Ended		Total
	May 31, 2021		Revenue	May 31, 2020		Revenue	May 31, 2021		Revenue	May 31, 2020		Revenue

Revenue
Adhesives, Sealants and Additives	$33,861		43%	$22,922		35%	$95,507		44%	$73,184		37%
Industrial Tapes	32,249		41%	31,752		49%	87,085		40%	91,931		47%
Corrosion Protection and Waterproofing	13,483		17%	10,197		16%	32,624		15%	32,140		16%
Total	$79,593			$64,871			$215,216			$197,255

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Nine Months Ended		Segment	Nine Months Ended		Segment
	May 31, 2021		Revenue	May 31, 2020		Revenue	May 31, 2021		Revenue	May 31, 2020		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$10,982	(a)	32%	$6,704		29%	$31,098	(c)	33%	$20,936		29%
Industrial Tapes	10,945		34%	9,011		28%	27,273		31%	24,050	(e)	26%
Corrosion Protection and Waterproofing	5,098		38%	4,149		41%	11,599		36%	12,240		38%
Total for reportable segments	27,025		34%	19,864		31%	69,970		33%	57,226		29%
Corporate and Common Costs	(9,282)			(7,337)	(b)		(25,385)	(d)		(23,823)	(f)
Total	$17,743		22%	$12,527		19%	$44,585		21%	$33,403		17%

Note: Some percentage of revenue amounts may not sum due to rounding

(a)	Includes $262 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $22 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the third quarter of fiscal 2021
(b)	Includes $760 in gain related to the April 2020 sale of the Company’s Pawtucket, RI location, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, $75 of pension-related settlement costs due to the timing of lump-sum distributions and $20 in acquisition-related expense attributable to the September 2020 acquisition of ABchimie
(c)	Includes $995 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $120 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the first nine months of fiscal 2021
(d)	Includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi
(e)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first nine months of fiscal 2020
(f)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to the companywide ERP system, a $760 gain related to the April 2020 sale of the Company’s Pawtucket, RI location, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, $75 of pension-related settlement costs due to the timing of lump-sum distributions and $153 in acquisition-related expense attributable to the September 2020 acquisition of ABchimie

Total Revenue

Total revenue increased $14,722,000 or 23% to $79,593,000 for the quarter ended May 31, 2021, compared to $64,871,000 in the same quarter of the prior year. Total revenue increased $17,961,000 or 9% to $215,216,000 in the fiscal year-to-date period compared to $197,255,000 in the same period in fiscal 2020.

Revenue in the Company’s Adhesives, Sealants and Additives segment increased $10,939,000 or 48% and $22,323,000 or 31% in the current quarter and year-to-date period, respectively. Organic revenue growth accounted for $7,229,000 and $15,380,000 of the segment’s overall third quarter and year-to-date period sales increases, respectively. The increases in revenue from the Adhesives, Sealants and Additives segment in fiscal 2021 for the current quarter and year-to-date period, respectively, were primarily due to the electronic and industrial coatings product line’s $7,301,000 and $17,963,000 organic and inorganic increases. The operations of ABchimie, acquired September 1, 2020 (first day of fiscal 2021), provided the product line accretive top-line gains, while strong organic gains were seen both domestically and internationally. Also positively impacting the segment’s sales were organic and inorganic increases in revenue from the North American-focused functional additives product line totaling $3,638,000 and $4,360,000 in the current quarter and year-to-date period. The functional additives product line sales totals included the operations of ETi, following its acquisition on February 5, 2021 (second quarter of fiscal 2021).

Revenue in the Industrial Tapes segment increased $497,000 or 2% in the current quarter but decreased $4,846,000 or 5% for the year-to-date period. The net changes in revenue for the segment were primarily due to the following: (a) revenue increase of $493,000 for the quarter but a reduction of $261,000 for the year-to-date period for the specialty products product line, as the Company ended its arrangement to provide low margin transitional toll manufacturing services in the second quarter of fiscal 2020 (prior year); (b) the pulling and detection tapes product line saw sales growth of $136,000 over the prior year quarter but a reduction of $229,000 for the year-to-date period on lower sales volume; (c) the North American-focused cable materials product line achieved a sales volume and price increase of $94,000 for the quarter but remained $4,529,000 behind for the year-to-date period, with both COVID-19 and certain exposure to oil and gas markets negatively impacting year-to-date results; and (d) the electronic materials product line, which has a nearly exclusive Asian end-market, saw a reduction of $226,000 for the quarter but remained $173,000 above the prior year-to-date period.

Compared to the prior year third quarter and year-to-date period, revenue from the Corrosion Protection and Waterproofing segment increased $3,286,000 or 32% and $484,000 or 2%, respectively. The segment’s sales increases in the current quarter and year-to-date period were predominantly driven by: (a) the coating and lining systems product line sales increases of $2,542,000 and $1,652,000, with recovery and growth achieved following winter weather events which impacted the Houston, TX manufacturing facility and the surrounding region in the second quarter of fiscal 2021; and (b) the building envelope product line’s sales increases of $518,000 and $208,000, respectively. While achieving revenue growth of $492,000 over the prior year third quarter, the pipeline coatings product line remained $898,000 behind the prior year to-date period, with the Company’s North American operations effected by a net prolonged decrease in worldwide oil and gas prices, and with the Rye, U.K.-based facility’s Middle East sales prospects and margin also negatively impacted by energy prices during the current year periods. The bridge and highway product line sales saw reductions of $266,000 and $478,000 compared to the prior year third quarter and year-to-date period on lower project demand.

Cost of Products and Services Sold

Cost of products and services sold increased $6,623,000 or 17% to $46,312,000 for the quarter ended May 31, 2021, compared to $39,689,000 in the prior year quarter. Cost of products and services sold increased $4,694,000 or 4% to $126,832,000 in the first nine months of fiscal 2021, compared to $122,138,000 in the comparative year-to-date period.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2021	2020	2021	2020
Adhesives, Sealants and Additives	56%	57%	55%	57%
Industrial Tapes	62	67	64	68
Corrosion Protection and Waterproofing	55	54	57	55
Total Company	58%	61%	59%	62%

Cost of products and services sold in the Adhesives, Sealants and Additives segment was $18,850,000 and $52,461,000 in the current quarter and year-to-date period compared to $13,044,000 and $41,831,000 in the comparable periods in the prior year.  Cost of products and services sold in the Industrial Tapes segment was $20,043,000 and $55,853,000 in the current quarter and year-to-date period compared to $21,118,000 and $62,640,000 in the same periods in the prior year. Cost of products and services sold in the Corrosion Protection and Waterproofing segment was $7,419,000 and $18,518,000 for the quarter and year-to-date period ended May 31, 2021, compared to $5,527,000 and $17,667,000 in the comparable periods of the prior year.

As a percentage of revenue, cost of products and services sold was reduced for both the Adhesives, Sealants and Additives and Industrial Tapes segments and increased for the Corrosion Protection and Waterproofing segment as compared to the third quarter and first nine months of the prior year. These changes in relative gross margin were primarily due to: (a) more favorable sales mixes in the Adhesives, Sealants and Additives and Industrial Tapes segments, as higher margin products and offerings constituted a comparatively higher portion of total sales; and (b) net production and operational efficiencies realized in the Adhesives, Sealants and Additives and Industrial Tapes segments for the current quarter and year-to-date period, including those gained in part through the facility rationalization and consolidation initiative. All of Chase Corporation’s segments are subject to current global raw material inflationary pressures and supply chain challenges, and the Company, in line with customer agreements, is addressing this by instituting customer price adjustments across affected product lines.

With the composition of the Company’s finished goods and the markets it serves, the costs of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) directly and indirectly affect both the purchase price of the raw materials and market demand for its product offerings. The Company diligently monitors raw materials and commodities pricing across all its product lines in an effort to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,174,000 or 18% to $13,969,000 for the quarter ended May 31, 2021 compared to $11,795,000 in the prior year quarter. Selling, general and administrative expenses increased $1,535,000 or 4% to $38,560,000 in the fiscal year-to-date period compared to $37,025,000 in the same period in fiscal 2020. As a percentage of revenue, selling, general and administrative expenses represented 18% for both the current year third quarter and fiscal year-to-date period, compared to 18% and 19% for the three- and nine-month periods of the prior year, respectively.

Research and Product Development Costs

Research and Product Development Costs decreased $1,000 or less than one percent to $957,000 during the third quarter of fiscal 2021, compared to $958,000 in fiscal 2020. Research and Product Development Costs decreased $11,000 or less than one percent to $3,034,000 during the first nine months of fiscal 2021, compared to $3,045,000 in the same period of fiscal 2020. Research and development stayed relatively consistent from fiscal 2020 to 2021 as the Company continued focused development work on strategic product lines.

Operations Optimization Costs

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to its location in Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to this initiative during the third fiscal quarter, with the majority of future costs anticipated to occur in the first half of fiscal 2022.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there will terminate in the current fiscal year. The Company recognized $22,000 and $120,000 in expense related to the move in the three-month and nine-month periods ended May 31, 2021.

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

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations from its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020 (prior year). The Company recognized $559,000 in expense related to the move in the nine-month period ended May 31, 2020, having recognized $526,000 in expense during the second half of fiscal 2019. This project is substantively completed, and no costs were recorded in the first nine months of fiscal 2021, and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

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

In the three- and nine-month periods ended May 31, 2020, the Company incurred $20,000 and $153,000 of costs related to our September 1, 2020 acquisition of ABchimie, respectively. This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including banking, legal, accounting and actuarial fees) were expensed as incurred within the second, third and fourth quarters of fiscal 2020 (total of $274,000 in acquisition-related expense recognized over the last three quarters of fiscal 2020). The transaction was consummated at the beginning of fiscal 2021.

Gain on Sale of Real Estate

In April 2020, the Company finalized the sale of its Pawtucket, RI location for net proceeds of $1,810,000. This transaction resulted in a gain of $760,000 which was recorded during the quarter ended May 31, 2020.

Loss (Gain) on Contingent Consideration

As a component of the September 1, 2020 acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording at the acquisition date, $262,000 and $995,000 in expense related to adjustments to the performance-based earn out accrual were recorded for the three and nine months ended May 31, 2021, respectively.

Interest Expense

Interest expense increased $1,000 or 1% to $68,000 for the quarter ended May 31, 2021 compared to $67,000 in the prior year third quarter. Interest expense increased $26,000 or 15% to $204,000 for the first nine months of fiscal 2021 compared to $178,000 in the prior year period. As the Company had no outstanding balance on its revolving debt facility for both periods, interest expense has remained relatively low.

Other Income (Expense)

Other income (expense) was an expense of $260,000 in the quarter ended May 31, 2021, compared to an expense of $307,000 in the same period in the prior year, a decrease of $47,000. Other income (expense) was an expense of $758,000 in the nine months ended May 31, 2021, compared to an expense of $1,096,000 in the comparable period in the prior year, a decrease of $338,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of the Company’s subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other receipts that are not classified as trade, royalties or commissions.

Income Taxes

The effective tax rate for the quarter ended May 31, 2021 was 19.5%, compared to 20.9% for the quarter ended May 31, 2020. The effective tax rate for the nine months ended May 31, 2021 was 23.1%, compared to 24.7% for the nine months ended May 31, 2020.

Net Income

Net income increased $4,381,000 or 44% to $14,289,000 in the quarter ended May 31, 2021 compared to $9,908,000 in the prior year third quarter. Net income increased $9,148,000 or 36% to $34,297,000 in the nine months ended May 31, 2021 compared to $25,149,000 in the same period in the prior year. The increase in net income in both the third fiscal quarter and year-to-date period was primarily due to higher sales and an improved relative gross margin.

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance increased $3,879,000 to $102,947,000 at May 31, 2021, from $99,068,000 at August 31, 2020. The increased cash balance is primarily attributable to cash provided by operations of $43,000,000, net of $22,241,000 utilized to acquire ABchimie on September 1, 2020, $8,997,000 in cash utilized to acquire the operations of Emerging Technologies, Inc. (“ETi”) on February 5, 2021 and the $7,557,000 dividend paid in December 2020. Of the above-noted balances, $27,023,000 and $42,615,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of May 31, 2021 and August 31, 2020, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions (as evidenced by the recent acquisition of ABchimie in France), prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020 or the first nine months of fiscal 2021. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $43,000,000 in the first nine months of fiscal year 2021 compared to $42,665,000 in the same period in the prior year. Cash provided by operations during the current period was primarily related to operating income. Negatively impacting the cash flow from operations was an increase in accounts receivable, on higher sales in the current year third quarter, partially offset by a decrease in the volume of inventory on hand and a rise in accounts payable.

The ratio of current assets to current liabilities was 7.2 as of May 31, 2021 compared to 7.7 as of August 31, 2020. The ratio decreased over the first nine months of fiscal 2021 primarily due to increases accounts payable at May 31, 2021.

Cash flow used in investing activities of $33,106,000 was largely due to the cash on hand purchases of both ABchimie and ETi and cash spent on capital purchases of machinery and equipment in fiscal 2021.

Cash flow used in financing activities of $7,842,000 was primarily related to payments of our annual dividend in December 2020 and taxes on restricted stock vested in fiscal 2021.

On November 12, 2020, Chase Corporation announced a cash dividend of $0.80 per share (totaling $7,557,000). The dividend was paid on December 7, 2020 (the second quarter of fiscal 2021) to shareholders of record on November 27, 2020.

On December 15, 2016, the Company entered an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, acting as administrative agent, and with participation from Citizens Bank and JPMorgan Chase Bank (collectively with Bank of America, the “Lenders”). The Credit Agreement is an all-revolving credit facility with a borrowing capacity of $150,000,000, which can be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the Lenders. The facility matures December 15, 2021 (second quarter of fiscal 2022). The Credit Agreement contains customary affirmative and negative covenants that, among other things, restrict the ability to incur additional indebtedness and require lender approval for acquisitions by the Company and its subsidiaries over a certain size. It also requires the Company to maintain certain financial ratios, including a consolidated net leverage ratio (as defined in the facility) of no more than 3.25 to 1.00, and a consolidated fixed charge coverage ratio (as defined in the facility) of at least 1.25 to 1.00. The Company was compliant with the debt covenants as of May 31, 2021. The applicable interest rate for the Credit Agreement is based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on the consolidated net leverage ratio or, at the Company’s option, at the bank’s base lending rate. At May 31, 2021, there was no outstanding principal balance, and as such no applicable interest rate. The Company expects to renew this facility, or enter into a new facility, prior to the current facility’s expiration to maintain Chase’s ability to support its strategic initiatives.

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

Critical Accounting Policies

Chase Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  To apply these principles, the Company must make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  In many instances, the Company reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the Company’s estimates.  To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected.  The Company bases its estimates and judgments on historical experience and other assumptions that it believes to be reasonable at the time and under the circumstances, and it evaluates these estimates and judgments on an ongoing basis.  The Company refers to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates.  Other than changes which came as a result of adopting ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is discussed within Note 2 — “Recent Accounting Standards” of the Condensed Consolidated Financial Statements contained herein, management believes that there have been no material changes during the nine months ended May 31, 2021 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase Corporation limits the amount of credit exposure to any one issuer.  At May 31, 2021, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of its funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase Corporation’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of May 31, 2021, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at May 31, 2021
GBP	British Pound	$13,465
EUR	Euro	$6,236
CAD	Canadian Dollar	$1,810
CNY	Chinese Yuan	$666
INR	Indian Rupee	$528

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation gain for the nine months ended May 31, 2021 in the amount of $3,273,000 related to Chase Corporation’s European and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt on May 31, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt.  An immediate hypothetical 10% change in variable interest rates would not have a material direct effect on the Company’s Condensed Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended May 31, 2021, the Company continued the process of implementing financial internal controls on the operations associated with ABchimie, acquired in September 2020, and Emerging Technologies, Inc. (ETi), acquired in February 2021.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6 — Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
10.1	Severance Agreement between the Company and Michael J. Bourque, dated January 27, 2021**
10.3.3	Second Amendment to the Chase Corporation Employees’ Supplemental Savings Plan, dated April 6, 2021**
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

*Furnished, not filed

**Identifies management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chase Corporation

Dated: July 12, 2021	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: July 12, 2021	By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer