Form 10-K
period 2021-08-31
CHASE CORP
filed 2021-11-15
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

AUGUST 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧ NO ◻

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, February 28, 2021, was approximately $573,033,000.

As of October 31, 2021, the Company had outstanding 9,457,489 shares of common stock, $0.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended August 31, 2021, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2021

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

We are organized into three reportable operating segments: an Adhesives, Sealants and Additives segment, an Industrial Tapes segment and a Corrosion Protection and Waterproofing segment. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets.

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are generally used in, or integrated into, another company’s product. Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and cleaners, and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 1, 2020, the Adhesives, Sealants and Additives segment includes the acquired operations of ABchimie, within the electronic and industrial coatings product line and beginning February 5, 2021, the acquired operations of Emerging Technologies, Inc (“ETi”), within the functional additives product line.

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

A summary of our operating structure as of August 31, 2021 is as follows:

ADHESIVES, SEALANTS AND ADDITIVES SEGMENT
Primary
Operating
Key Products	Locations	Background/History

Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry including circuitry used in automobiles, industrial controls and home appliances.

	O'Hara Township, PA	The HumiSeal business and product lines were acquired in the early 1970s.
Advanced adhesives, sealants, and coatings for automotive and industrial applications that require specialized bonding, encapsulating, environmental protection, or thermal management functionality.	Woburn, MA Hickory, NC

In September 2016, we acquired certain assets and the operations of Resin Designs, LLC. In the second quarter of 2021, we began relocating the sealants system manufacturing process from our Newark, CA, location to our Hickory, NC location. This relocation was completed in the fourth quarter of fiscal 2021.

Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry including circuitry used in automobiles, industrial controls and home appliances.

Winnersh, Wokingham, England Paris, France Pune, India

In October 2005, we acquired all of the capital stock of Concoat Holdings Ltd. and its subsidiaries. In 2006, Concoat was renamed HumiSeal Europe.

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

Solutions provider for the cleaning and protection of electronic assemblies under the brand name ABchimie.	Corbelin, France	In September 2020, we acquired all the capital stock of ABchimie.

Polymeric microspheres, sold under the Dualite® brand, which are utilized for weight and density reduction and sound dampening across varied industries.

Polyurethane dispersions utilized for various coating products.

Greenville, SC

In January 2015, we acquired two product lines from Henkel Corporation. They, along with the Superabsorbents business acquired in December 2017, comprise our functional additives product line.

The Company currently contracts with manufacturing partners to produce its polyurethane dispersions.

Superabsorbent polymers, sold through our Zappa Stewart and Emerging Technologies, Inc. divisions, which are utilized for water and liquid management, remediation and protection in diverse markets including wire and cable, medical, environmental, infrastructure, energy and consumer products.

Hickory, NC Greensboro, NC

In December 2017, we acquired Stewart Superabsorbents, LLC and its Zappa-Tec business (collectively “Zappa Stewart”).

In February 2021, we acquired the assets and operations of Emerging Technologies, Inc. (ETi).

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

The ServiWrap® brand pipeline protection tapes and products, which offer long-term corrosion protection for buried pipelines in the most challenging natural environments.

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

Other Business Developments

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesive, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to the adhesive systems initiative during fiscal 2021, with the majority of future costs anticipated to occur in the first half of fiscal 2022.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997,000 comprising $8,997,000 paid on February 5, 2021 and an accrual of $1,000,000 to be paid out up to eighteen months after purchase, subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128,000 of acquisition-related costs during fiscal 2021 associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, and anticipates completion within the first quarter of fiscal 2022. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesive, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977,000 in expense related to the move in fiscal 2021.

On September 1, 2020 (the first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654,000 (approximately $22,241,000 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs totaling $274,000 recognized in fiscal 2020 and with a potential earn out based on performance potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction). ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded with cash on hand. The financial results of the business were included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company finalized its purchase accounting regarding the allocation of the purchase price to tangible and identifiable intangible assets assumed, including finalizing the recording of deferred taxes, during the fourth quarter of fiscal 2021, without any material adjustments from amounts initially recorded.

Products and Markets

Our principal products are specialty tapes, laminates, adhesives, sealants, coatings and chemical intermediates which are sold by our salespeople, manufacturers' representatives and distributors.

In our Adhesives, Sealants and Additives segment, these products consist of:

(i)	moisture protective coatings and cleaning solutions, which are sold to the electronics industry for circuitry manufacturing, including circuitry used in automobiles, industrial controls and home appliances;

(ii)	advanced adhesives, sealants, and coatings for automotive and industrial applications that require specialized bonding, encapsulating, environmental protection, or thermal management functionality;

(iii)	polymeric microspheres utilized by various industries to allow for weight and density reduction and sound dampening;

(iv)	polyurethane dispersions utilized for various coating products; and

(v)	superabsorbent polymers utilized for water and liquid management, remediation and protection in diverse markets including wire and cable, medical, environmental, infrastructure, energy and consumer products.

In our Industrial Tapes segment, these products consist of:

(i)	insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers;

(ii)	laminated film foils, including EMI/RFI shielding tapes used in communication and local area network (LAN) cable;

(iii)	industrial coated or laminate products and custom manufacturing services sold into medical, consumer, automotive, packaging, energy, telecommunications and other specialized markets;

(iv)	laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

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

Human Capital Management

Chase Corporation’s success derives from its dedicated employees worldwide, who are responsible for the operations, innovation and ethics core to our business and its future. In 2021, our employees continued to navigate the challenges of COVID-19, and, with an overarching commitment to health and safety, maintained a commitment to our customers, including providing products to critical industries such as healthcare, utilities, infrastructure and telecommunications.

As of October 31, 2021, we employed approximately 661 people (including union employees). 81% were U.S. based and 19% international. 26% of our employees worked in administrative, selling and research and development functions, while 74% worked in the manufacture of our products at our facilities. Given macrotrends faced worldwide, Chase currently operates in an increasingly competitive landscape in hiring and retaining a manufacturing labor force. We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

We have policies in place designed to provide a safe and healthy workplace and comply with applicable safety and health regulations and our own internal requirements. We work to provide and maintain a safe, healthy and productive workplace, in consultation with our employees, by addressing and remediating identified risks of accidents, injury and health impacts.

We strive to maintain workplace environments that are free from discrimination or harassment on the basis of race, sex, color, national or social origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, political opinion, or any other status protected by applicable law. The qualities and characteristics we seek for recruitment, hiring, placement, development, training, compensation, and advancement at the Company are job qualifications, performance, skills, and experience.

Respect for human rights is a fundamental value of the Company. Chase strives to respect and promote human rights in accordance with the United Nations Guiding Principles on Business and Human Rights in our relationships with our employees, customers, suppliers, and vendors. Our aim is to further advance human rights within the communities in which we operate. The Chase Corporation’s Human Rights and Supplier Code of Conduct policies and statements on Safety Performance, Environmental Impact and Energy and Resources are available on the Chase Corporation website (www.chasecorp.com).

Backlog, Customers and Competition

As of October 31, 2021, the backlog of customer orders believed to be firm was approximately $30,390,000.  This compared with a backlog of $15,949,000 as of October 31, 2020. The increase in backlog from the prior year amount was primarily due to: (a) raw material supply and logistics challenges broadly seen worldwide increasing the balance for the current year; and (b) a reduction from historical norms in the prior year given the impact of COVID-19 on that period. While we continue to work with our customers, venders and supply chain partners to prioritize the flow of goods, our backlog has increased to over one month’s worth of sales. During fiscal 2021 and 2020, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

As of August 31, 2021, we owned the following trademarks that we believe were of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company’s business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons®, a trademark for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water-blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; DuraDocument®, a trademark for durable, laminated papers sold to the digital print industry; Defender® a trademarked RFID protective material sold to the personal accessories and paper industries; Tapecoat®, a trademark for corrosion preventive surface coatings and primers; Maflowrap®, a trademark for anti-corrosive tapes incorporating self-adhesive mastic or rubber-backed strips, made of plastic materials; Royston®, a trademark for a corrosion-inhibiting coating composition for use on pipes; Ceva®, a trademark for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid-applied coating and lining systems used in the water and wastewater industry; ServiWrap® trademarks for pipeline protection tapes, coatings and accessories; NEPTCO®, a trademark used in conjunction with most of NEPTCO’s products marketing material and communications; NEPTAPE®, a trademark for coated shielding and insulation materials used in the wire and cable industry; Muletape®, a trademark for pulling and installation tapes sold to the telecommunications industry; Trace-Safe®, a trademark for detection tapes sold to the telecommunications and water and gas utilities industries; Dualite®, a trademark for polymeric microspheres utilized for density and weight reduction and sound dampening by various industries; 4EvaSeal®, a trademark for adhesive-backed tape utilized in various industries; Resin Designs®, a trademark for adhesives and sealants sold into the microelectronics and semiconductor industries; SlickTape®, a trademark for a lubricated shielding tape sold to the wire and cable industry; HighDraw®, a trademark for a highly extensible shielding tape sold to the wire and cable industry; ZapZorb®, a trademark for environmental solidification products that are designed to meet the specific challenges posed by a wide range of liquid-bearing waste streams; ZapLoc®, a trademark for medical waste solidifier products packaged in bottles or larger packages; ZapPak®, a trademark for medical waste solidifier products packaged in dissolvable film; and ABchimie®, a trademark used in conjunction with most of ABchimie’s products marketing material and communications.

We do not have any other material trademarks, licenses, franchises, or concessions. While we do hold various patents, as well as other trademarks, we do not believe that they are material to the success of our business.

Research and Development

We expensed approximately $4,056,000, $4,007,000 and $4,021,000 for Company-sponsored research and development during fiscal 2021, 2020 and 2019, respectively, which was recorded within Research and Product Development Costs on the Consolidated Statement of Operations. Research and development costs have stayed relatively consistent from fiscal 2019 through fiscal 2021 as the Company continued focused development work on strategic product lines.

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

We obtain raw materials needed to manufacture our products from a number of suppliers. Many of these raw materials are petroleum-based derivatives. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate (as was experienced in the second half of fiscal 2021), which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. If the prices of raw materials increase, and we are unable to pass these increases on to our customers, we could experience reduced profit margins.

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

The global spread of the coronavirus disease 2019 (COVID-19) pandemic has created significant volatility, uncertainty and economic disruption. The Company experienced lower sales as a result of the economic disruption (most acutely in the second half of fiscal 2020 and the first half of fiscal 2021), and has initiated cost-saving measures, including a targeted workforce reduction, in response to the uncertainties associated with the scope and duration of the pandemic. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results in future periods will depend on numerous evolving factors that it may not be able to accurately predict, including: the duration and scope of the pandemic; future domestic and international waves and variants of COVID-19 and current vaccines’ effectiveness against such variants; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on its customers’ demand for its goods and services and its vendor’s ability to supply it with raw materials; its ability to sell and provide goods and services, including as a result of travel restrictions and people working from home; the ability of its customers to pay for goods and services; and any closures of its customers’ offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

Further, the effects of the pandemic may also increase the Company’s cost of capital or make additional capital more difficult or available only on terms less favorable to it. A sustained downturn may also result in the carrying value of the Company’s goodwill or other intangible assets exceeding their fair value, which may require it to recognize an impairment to those assets. A sustained downturn in the financial markets and asset values may have the effect of increasing the Company’s pension funding obligations in order to ensure that its qualified pension plan continues to be adequately funded, which may divert cash flow from other uses. The effects of the pandemic, including remote working arrangements for employees, may also impact the Company’s financial reporting systems and internal control over financial reporting, including its ability to ensure information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we engage in discussions with potential target companies concerning potential acquisitions. In executing our acquisition strategy, we may be unable to identify suitable acquisition candidates. In addition, we may face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms. We have historically financed larger acquisitions with additional borrowings under our bank credit agreements. Our credit agreement places certain restrictions on our ability to acquire other businesses, and imposes certain financial covenants on us that may limit our ability to borrow. If we incur additional indebtedness in order to finance an acquisition, that indebtedness may reduce the availability of our cash flow to fund future working capital, capital expenditures, and other general corporate purposes, may increase our vulnerability to adverse economic conditions, and may expose us to the risk of increased interest rates. If we finance an acquisition through the issuance of equity securities, the ownership interest of our existing shareholders would be proportionately diluted.

Even if we do identify a suitable acquisition target and are able to negotiate and close a transaction (as we did in fiscal 2021 for both ABchimie and the operations of Emerging Technologies, Inc. (“ETI”)), the integration of an acquired business into our operations involves numerous risks, including potential difficulties in integrating an acquired company’s product line with ours; the diversion of our resources and management’s attention from other business concerns; the potential loss of key employees; limitations imposed by antitrust or merger control laws in the United States or other jurisdictions; risks associated with entering a new geographical or product market; and the day-to-day management of a larger and more diverse combined company.

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

Global economic and political conditions can affect the businesses of our customers and the markets they serve. A severe or prolonged economic downturn or a negative or uncertain political climate could adversely affect, among others, the automotive, housing, construction, pipeline, energy, transportation, infrastructure or electronics industries. This may reduce demand for our products or depress pricing of those products, either of which may have a material adverse effect on our results of operations. Changes in global economic conditions or foreign and domestic trade policy could also shift demand to products for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.

General economic factors, domestically and internationally, may also adversely affect our financial performance through increased raw material costs or other expenses and by making access to capital more difficult.

The cumulative effect of higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, unsettled financial markets, and other economic factors (including changes in foreign currency exchange rates and changes to federal, state, local and international tax laws or the application or enforcement practices of such laws) could adversely affect our financial condition by increasing our manufacturing costs and other expenses at the same time that our customers may be scaling back demand for our products. Prices of certain commodity products, including oil and petroleum-based products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, weather events and climate change (such as winter storm Uri’s effects on our Houston, TX location and the surrounding region in February 2021 and Hurricane Ida’s impact on the Gulf Coast region in August 2021), regional and global public health crises, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors can increase our cost of products and services sold and/or selling, general and administrative expenses, and otherwise adversely affect our operating results. Disruptions in the credit markets may limit our ability to access debt capital for use in acquisitions or other purposes on advantageous terms or at all. If we are unable to manage our expenses in response to general economic conditions and margin pressures, or if we are unable to obtain capital for strategic acquisitions or other needs, then our results of operations would be negatively affected.

Other Risks

We are dependent on key personnel.

We depend significantly on our executive officers including our President and Chief Executive Officer, Adam P. Chase, and on other key employees. The loss of the services of any of these key employees could have a material impact on our business and results of operations. In addition, our acquisition strategy will require that we attract, motivate and retain additional skilled and experienced personnel. We have experienced in the past, and may continue to experience, an increasingly competitive landscape relating to obtaining and retaining a manufacturing labor force. The inability to satisfy such requirements could have a negative impact on our ability to remain competitive in the future.

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

As discussed in our Annual Report on Form 10-K for the year ended August 31, 2018, our management concluded that, as of August 31, 2018, we had a material weakness in our internal control over financial reporting related to our business combination processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have remediated the identified material weakness, but no assurances can be given that management will not identify in the future other internal control deficiencies that constitute a material weakness in our internal control over financial reporting or that any such material weakness will be remediated in a timely fashion.

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

We could be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, pandemics, computer viruses, cyber-attacks, malware, ransomware, and electrical/telecommunications outages). All of these risks are also applicable wherever we rely on outside vendors to provide services.  Operating system failures, disruptions, or the compromise of security with respect to operating systems or portable electronic devices (with information technology security threats increasing in frequency and sophistication) could subject us to liability claims, harm our reputation, interrupt our operations, or adversely affect our business, results from operations, financial condition, cash flow or internal control over financial reporting.

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

The principal properties of the Company as of August 31, 2021 are situated at the following locations and have the following characteristics:

	Square	Owned /
Location	Feet	Leased	Principal Use
Westwood, MA	20,200	Leased	Corporate headquarters, executive office and global operations center, including research and development, sales and administrative services
Blawnox, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
Coreblin, France	9,600	Leased	Manufacture and sale of protective electronic coatings, as well as research and development
Evanston, IL	100,000	Owned	Manufacture and sale of protective coatings and tape products
Granite Falls, NC	108,000	Owned	The building is currently being leased to a third party
Greenville, SC	34,600	Leased	Manufacture and sale of polymeric microspheres, as well as research and development
Greensboro, NC	16,000	Leased	Formulation and sale of superabsorbent polymer products
Hickory, NC	180,000	Leased

Manufacture and sale of superabsorbent polymer products, pulling and detection tapes and sealant systems, as well as research and development (includes operations formerly housed in our Granite Falls, NC facility beginning in the second quarter of fiscal 2020, and operations formerly housed in our Newark, CA facility beginning in the fourth quarter of fiscal 2021)

Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Lenoir, NC	110,000	Owned	Manufacture and sale of laminated film foils and cover tapes
Mississauga, Canada	2,500	Leased	Distribution center
O’Hara Township, PA	109,000	Owned	Manufacture and sale of protective electronic coatings, expansion joints and accessories
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paris, France	1,900	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market
Pune, India	4,650	Leased	Manufacture, packaging and sale of protective electronic coatings
Rotterdam, Netherlands	2,500	Leased	Distribution center
Rye, East Sussex, England	36,600	Owned	Manufacture and sale of protective coatings and tape products
Suzhou, China	48,000	Leased	Manufacture of packaging tape products for the electronics industries
Winnersh, Wokingham, England	18,800	Leased	Manufacture and sale of protective electronic coatings, as well as research and development
Woburn, MA	34,000	Leased	Manufacture and sale of adhesive systems, as well as research and development

The above facilities vary in age, are in good condition and, in the opinion of management, are adequate and suitable for present operations. We also own equipment and machinery that is in good repair and, in the opinion of management, adequate and suitable for present operations. We believe that we could significantly add to our capacity by increasing shift operations. Availability of machine hours through additional shifts would provide expansion of current production volume without significant additional capital investment.

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

Item 4a – INFORMATION ABOUT OUR Executive OfficerS

The following table sets forth information concerning our Executive Officers as of October 31, 2021.  Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Adam P. Chase	49	President of the Company since January 2008, Chief Executive Officer of the Company since February 2015. Adam Chase was the Chief Operating Officer of the Company from February 2007 to February 2015.
Peter R. Chase	73

Chairman of the Board of the Company since February 2007, and Executive Chairman of the Company since February 2015. Peter Chase was the Chief Executive Officer of the Company from September 1993 to February 2015. Peter Chase is the father of Adam Chase.

Michael J. Bourque	58

Chief Financial Officer of the Company since February 2021. Previously, Chief Financial Officer of Keystone Dental, Inc., since April 2019. Prior to that, Michael Bourque was employed at Analogic Corporation since 2014, most recently as Senior Vice President, Chief Financial Officer and Treasurer.

Jeffery D. Haigh	54

Vice President, General Counsel and Corporate Secretary since February 2021. Previously, Vice President, General Counsel since joining Chase in July 2020. Prior to that Jeffery Haigh worked in private practice from 2018 to 2020, and having worked at Clean Harbors, Inc. from 2008 to 2018, most recently as Senior Counsel.

PART II

Item 5 – Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol CCF.  As of October 29, 2021 (last trading day before October 31, 2021), there were 263 shareholders of record of our Common Stock and we believe there were approximately 9,643 beneficial shareholders who held shares in nominee name. On that date, the closing price of our common stock was $96.00 per share as reported by the NYSE American.

Single annual cash dividend payments were declared and scheduled to be paid subsequent to each year ended August 31, 2021, 2020 and 2019 in the amounts of $1.00, $0.80 and $0.80 per common share, respectively. Our revolving credit facility contains financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the “S&P 500 Index”), and a composite peer index that is weighted by market equity capitalization (the “Peer Group Index”). The companies included in the Peer Group Index are Henkel AG & Co KGaA, H.B. Fuller Company, Intertape Polymer Group, Rogers Corporation and RPM International, Inc. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2016 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

	2016	2017	2018	2019	2020	2021
Chase Corp	$100	$147	$196	$160	$156	$185
S&P 500 Index	$100	$116	$139	$143	$175	$229
Peer Group Index	$100	$104	$106	$89	$96	$100

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

Item 6 – Reserved

This item is reserved as a result of the Company’s adoption of Item 301 of Regulation S-K, pursuant to rules adopted by the Securities and Exchange Commission on November 19, 2020, which included removing the requirement to include selected financial data.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations. This material should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

The discussion of the comparison of our fiscal 2020 and fiscal 2019 results was previously presented in the Management’s Discussion & Analysis in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2020, and has been omitted from this section pursuant to Instruction 1 to Item 303(a) of Regulation S-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2021	2020	2019

	(Dollars in thousands)
Revenue	$293,336	$261,162	$281,351
Net income	$44,920	$34,157	$32,711
Increase (decrease) in revenue from prior year
Amount	$32,174	$(20,189)	$(2,837)
Percentage	12%	(7)%	(1)%
Increase (decrease) in net income from prior year
Amount	$10,763	$1,446	$(10,432)
Percentage	32%	4%	(24)%

Percentage of revenue:
Revenue	100%	100%	100%
Cost of products and services sold	60	62	64
Selling, general and administrative expenses	18	19	17
Research and Product Development Costs	1	2	1
Other (income) expense, net	1	*	2
Income before income taxes	20%	17%	15%
Income taxes	5	4	4
Net income	15%	13%	12%

* denotes less than one percent

Note: Some percentage of revenue amounts may not sum due to rounding

Overview

General

Fiscal 2021 was a year marked by strong revenue and margin performance as Chase Corporation rebounded and grew over the COVID-19 impacted fiscal 2020. The Adhesives, Sealants and Additives segment led the improvement by achieving both organic and inorganic growth, with sales into automotive, industrial, medical and consumer markets, and an upward trajectory in international markets. The results of both the Company’s current year acquisitions (the February 2021 acquisition of the operations of Emerging Technologies, Inc. (“ETi”) and the September 2020 acquisition of ABchimie) are reported under the Adhesives, Sealants and Additives segment and combined provided accretive results for the year. The Industrial Tapes segment achieved recovery in sales over the prior year, with especially strong comparative results in the fourth quarter of fiscal 2021. Due to lower sales into the pipeline line and transportation infrastructure markets, the Corrosion Protection and Waterproofing segment sales fell short of the prior year.

All of Chase Corporation’s segments are currently facing global raw material inflationary pressures, supply chain challenges and an increasingly competitive landscape related to obtaining and retaining a manufacturing labor force. These challenges, most specifically those related to raw material costs and logistics complications, were seen in the Company’s fiscal third quarter and became even more pressing in its fourth fiscal quarter. Chase anticipates these trends to continue well into our fiscal 2022. Chase continues to meet its customers’ increasing demands by leveraging its global network, partnering with customers and suppliers and driving further efficiencies throughout the Company’s production and logistics processes. While the Company looks to drive cost savings, it will also continue to institute customer price adjustments as needed across all affected product lines to protect gross margins.

Business Development

Through mergers, acquisitions and divestitures, its marketing and product development efforts and its ability to rationalize and consolidate its operations, Chase Corporation remains focused on its core strategies for sustainable long-term growth.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC. The Company completed the Newark, CA to Hickory, NC move in the fourth quarter of fiscal 2021, and anticipates completing the Woburn, MA to O’Hara Township, PA relocation during the first half of fiscal 2022. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a Greensboro, NC-located solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer and sanitation markets. Following its fiscal 2018 acquisition of Zappa Stewart, the acquisition of ETi expands Chase Corporation’s market share in the growing superabsorbent polymers vertical. This second quarter acquisition comes following the September 1, 2020 (first day of fiscal 2021) purchase of ABchimie, a Corbelin, France-headquartered solutions provider for the cleaning and protection of electronic assemblies, that includes additional formulation, production, and research and development capabilities. Both the fiscal 2021 acquisitions were funded with available cash on hand and broaden the Company’s specialty chemical offerings within the Adhesives, Sealants, and Additives reporting segment with high performance, environmentally-friendly technologies that are complementary to Chase’s existing product offerings.

Revenue by Segment

The Company has three reportable operating segments summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Adhesives, Sealants and Additives	Electronic and Industrial Coatings Functional Additives (1)

Protective coatings, including moisture protective coatings and cleaning solutions, and customized sealant and adhesive systems for electronics; polyurethane dispersions, polymeric microspheres and superabsorbent polymers.

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

(1)	Formerly referred to as the specialty chemical intermediates product line

Revenue from the Adhesives, Sealants and Additives segment increased in fiscal 2021 versus the prior year. Driven by Asian and European markets showing growth and the inorganic boost provided by the acquired operations of ABchimie, sales volumes within the electronic and industrial coatings product line increased. The Company’s North American-focused functional additives product line sales also experienced both organic and inorganic volume and price growth over the prior year, with the operations of ETi added to the product line following its February 5, 2021 acquisition.

Sales showed recovery in the Industrial Tapes segment over the COVID-19 impacted prior year, with the pulling and detection, electronic materials, and specialty products product lines driving top-line improvements for the year-to-date period. The segment’s cable materials, specialty products and pulling and detection product lines all have a North American concentration, and (in addition to the Asian-focused electronic materials product line) showed combined volume and price growth in the fourth quarter to move the segment into a favorable comparative position for the year.

The Corrosion Protection and Waterproofing segment’s sales fell short of the prior year in fiscal 2021. While the coating and lining systems and building envelope product lines sales were favorable to the prior year, declines in both domestic and international infrastructure markets resulted in lower sales volume in the pipeline coatings and bridge and highway product lines, and the segment as a whole.

Balance Sheet and Cash Flow

Chase Corporation’s balance sheet remained strong as of August 31, 2021, with cash on hand of $119,429,000, and a current ratio of 6.5. Cash provided by operating activities of $61,217,000 for fiscal 2021 surpassed the prior year mark of $55,734,000. The Company’s cash position remains healthy, with cash flow from operations more than offsetting the costs to acquire ETi and ABchimie, and to pay an annual dividend during the fiscal year.

The Company held no outstanding balance on its $200,000,000 revolving credit facility as of August 31, 2021. The revolving credit facility, which was amended and restated in July 2021 (fourth quarter of fiscal 2021) to increase its capacity from $150,000,000 to $200,000,000, allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. The new facility also gives Chase the ability to request an increase in this amount by an additional $100,000,000 ($300,000,000 in total borrowing capacity) at the individual or collective option of any of the lenders. Through amending and restating the credit agreement in the fourth quarter of fiscal 2021, Chase also extended the maturity date of the facility through July 2026.

Results of Operations

Revenue and Income Before Income Taxes by Segment are as follows:

		Income Before		% of
	Revenue	Income Taxes		Revenue

	(Dollars in thousands)
Fiscal 2021
Adhesives, Sealants and Additives	$126,864	$36,520	(a)	29%
Industrial Tapes	120,873	37,407		31%
Corrosion Protection and Waterproofing	45,599	15,913	(b)	35%
	$293,336	89,840		31%
Less corporate and common costs		(31,246)	(c)
Income before income taxes		$58,594

Fiscal 2020
Adhesives, Sealants and Additives	$96,208	$25,953		27%
Industrial Tapes	118,960	31,237	(d)	26%
Corrosion Protection and Waterproofing	45,994	16,638	(e)	36%
	$261,162	73,828		28%
Less corporate and common costs		(28,508)	(f)
Income before income taxes		$45,320

Fiscal 2019
Adhesives, Sealants and Additives	$104,796	$27,142	(g)	26%
Industrial Tapes	129,845	28,216	(h)	22%
Corrosion Protection and Waterproofing	46,710	15,909	(i)	34%
	$281,351	71,267		25%
Less corporate and common costs		(27,714)	(j)
Income before income taxes		$43,553
(a)	Includes $1,664 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $977 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during fiscal 2021
(b)	Includes expense of $100 for the write-down of certain assets under construction
(c)	Includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi
(d)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first six months of fiscal 2020
(e)	Includes $170 gain on the refund of a payment made in fiscal 2019 related to engineering studies performed to assess potential operational changes and further plant rationalization and consolidation and an expense of $405 for the write-down of certain assets under construction
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
(g)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business
(h)	Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019, and $526 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the second half of fiscal 2019
(i)	Includes $200 of expense related to engineering studies performed to assess potential future operational changes and further plant rationalization and consolidation, see note (e)
(j)	Includes $511 of pension-related settlement costs due to the timing of lump-sum distributions

Total Revenue

Total revenue in fiscal 2021 increased $32,174,000 or 12% to $293,336,000 from $261,162,000 in the prior year.

Revenue in our Adhesives, Sealants and Additives segment increased $30,656,000 or 32% to $126,864,000 for the year ended August 31, 2021 compared to $96,208,000 in fiscal 2020. Organic revenue growth accounted $20,330,000 of the segment’s overall year-to-date period sales increase. The increase in revenue from the Adhesives, Sealants and Additives segment in fiscal 2021 was primarily due to the electronic and industrial coatings product line’s $22,392,000 organic and inorganic increase. The operations of ABchimie, acquired September 1, 2020 (first day of fiscal 2021), provided the product line accretive top-line gains, while strong organic gains were seen both domestically and internationally. Also positively impacting the segment’s sales were organic and inorganic increases in revenue from the North American-focused functional additives product line totaling $8,264,000 in the current year. The functional additives product line sales totals included the operations of ETi, following its acquisition on February 5, 2021 (second quarter of fiscal 2021).

Revenue in our Industrial Tapes segment increased $1,913,000 or 2% to $120,873,000 for the year ended August 31, 2021 compared to $118,960,000 in fiscal 2020. The net increase in revenue for the segment was primarily due to the following: (a) the pulling and detection tapes product line saw sales growth of $867,000 over the prior year year-to-date period on a volume and price driven increase; (b) the electronic materials product line, which has a nearly exclusive Asian end-market, saw a volume-driven increase of $865,000 over the prior year-to-date period; and (c) a revenue increase of $329,000 for the year-to-date period for the specialty products product line, with current year growth achieved despite the Company ending its arrangement to provide low margin transitional toll manufacturing services in the second quarter of fiscal 2020 (prior year). Partially offsetting the segment’s sales growth was the North American-focused cable materials product line with a net sales decrease of $148,000 for the full year period.

Revenue from our Corrosion Protection and Waterproofing segment decreased $395,000 or 1% to $45,599,000 for the year ended August 31, 2021 compared to $45,994,000 for fiscal 2020. The segment’s sales decrease in the current year was predominantly driven by: (a) the pipeline coatings product line’s $2,183,000 largely volume-driven reduction as compared to the prior year to-date period, with the Company’s North American and Rye, U.K.-based facility’s negatively impacted in the current year by industry-wide material supply challenges and a tight labor market; and (b) the bridge and highway product line sales falling short of repeating prior year results by $1,408,000 on lower project demand. Positively affecting the results of the segment were volume and price sales increases of $2,076,000 and $1,120,000 by the coating and lining systems and the building envelope product lines, respectively.

Royalties and commissions in the Adhesive, Sealants and Additives and Industrial Tapes segments totaled $3,534,000 and $3,420,000 for the years ended August 31, 2021 and 2020, respectively. The increase in royalties and commissions in fiscal 2021 compared to fiscal 2020 was primarily due to increased sales of electronic and industrial coatings products by our licensed manufacturer in Asia.

Export sales from domestic operations to unaffiliated third parties were $33,439,000 and $30,067,000 for the years ended August 31, 2021 and 2020, respectively.  The increase in export sales in fiscal 2021 compared to fiscal 2020 is reflective of the company-wide year-over-year increase in sales results, as the Company showed recovery and growth following the period most significantly affected by COVID-19.

Cost of Products and Services Sold

Cost of products and services sold increased $13,045,000 or 8% to $174,660,000 for the fiscal year ended August 31, 2021 compared to $161,615,000 in fiscal 2020. As a percentage of revenue, cost of products and services sold decreased to 60% in fiscal 2021 compared to 62% for fiscal 2020.

The following table summarizes the relative percentages of cost of products and services sold to revenue for our three operating segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2021	2020	2019
Adhesives, Sealants and Additives	57%	58%	58%
Industrial Tapes	64%	68%	72%
Corrosion Protection and Waterproofing	57%	55%	57%
Total Company	60%	62%	64%

Cost of products and services sold in our Adhesives, Sealants and Additives segment was $71,805,000 for the fiscal year ended August 31, 2021 compared to $55,902,000 in fiscal 2020. As a percentage of revenue, cost of products and services sold in this segment decreased to 57% for fiscal 2021 compared to 58% for fiscal 2020. Cost of products and services sold in our Industrial Tapes segment was $77,013,000 for the fiscal year ended August 31, 2021 compared to $80,351,000 in fiscal 2020. As a percentage of revenue, cost of products and services sold in this segment decreased to 64% in fiscal 2021 compared to 68% for fiscal 2020. Cost of products and services sold in our Corrosion Protection and Waterproofing segment was $25,842,000 for the fiscal year ended August 31, 2021 compared to $25,362,000 in fiscal 2020. As a percentage of revenue, cost of products and services sold in this segment increased to 57% in fiscal 2021 compared to 55% in fiscal 2020. As a percentage of revenue, cost of products and services overall decreased primarily due to: (a) more favorable sales mixes in the Adhesives, Sealants and Additives and Industrial Tapes segments, as higher margin products and offerings constituted a comparatively higher portion of total sales; and (b) net production and operational efficiencies realized in the Adhesives, Sealants and Additives and Industrial Tapes segments in the current year, including those gained in part through the facility rationalization and consolidation initiative. All of Chase Corporation’s segments are subject to current global raw material inflationary pressures and supply chain and labor market challenges, and the Company, in line with customer agreements, is addressing this by instituting customer price adjustments across impacted product lines. However, most notably in the fourth quarter of fiscal 2021, raw material cost increases outpaced customer price adjustments given customer agreement required lead times for price adjustments. Chase Corporation continues to monitor and adjust prices as needed to protect margins in the intermediate and long-term periods.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,736,000 or 6% to $52,100,000 during fiscal 2021 compared to $49,364,000 in fiscal 2020. As a percentage of revenue, selling, general and administrative expenses decreased to 18% of total revenue in fiscal 2021 compared to 19% for fiscal 2020. The Company continues to closely monitor spending with an emphasis on controlling costs and leveraging existing resources.

Research and Product Development Costs

Research and Product Development Costs increased $49,000 or 1% to $4,056,000 during fiscal 2021, compared to $4,007,000 in fiscal 2020. Research and development stayed relatively consistent from fiscal 2020 to 2021 as the Company continued focused development work on strategic product lines.

Operations Optimization Costs

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to the adhesive systems initiative during fiscal 2021, with the majority of future costs anticipated to occur in the first half of fiscal 2022.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in the current fiscal year. The Company recognized $977,000 in expense related to the move during the fiscal year ended August 31, 2021. This project is now substantively completed, and any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

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

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559,000 in expense related to the move in the first half of fiscal 2020, having recognized $526,000 in expense during the second half of fiscal 2019. This project is substantively completed. No costs were recorded in the second half of fiscal 2020 or in fiscal 2021, and any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

During the fourth quarter of fiscal 2019, Chase commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s ongoing facility rationalization and consolidation initiative. Chase completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020 (prior year). The Company recognized $200,000 in expense related to these services in fiscal 2019, and a gain of $170,000 in fiscal 2020, as certain amounts expensed in fiscal 2019 were refunded. Chase may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

During the fourth quarter of 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period. The Company completed the sale of its Pawtucket, RI location to a third-party in April 2020, for net proceeds totaling $1,810,000. This transaction resulted in a gain of $760,000 which was recorded during the third quarter of fiscal 2020. Also, during the third quarter of fiscal 2020, the Company recognized $85,000 in final Pawtucket, RI transition and exit costs, with no further costs related to this initiative anticipated in future periods.

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

Write-down of certain assets under construction

In the fourth quarter of fiscal 2021, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $100,000 related to the machinery.

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

Loss on Contingent Consideration

As a component of the September 1, 2020 acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording of an accrual for $928,000 at the acquisition date, $1,664,000 in expense related to adjustments to the performance-based earn out accrual were recorded to the consolidated statement of operations for the year ended August 31, 2021.

Interest Expense

Interest expense increased $51,000 or 21% to $297,000 in fiscal 2021 compared to $246,000 in fiscal 2020. As the Company had no outstanding balance on its revolving debt facility for both periods, interest expense has remained relatively low.

Other Income (Expense)

Other expense was $760,000 in fiscal 2021 compared to other expense of $1,675,000 in fiscal 2020, a decrease of $915,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts. The decrease in total other expense in fiscal 2021 compared to fiscal 2020 was largely due to the recognition of a smaller foreign exchange loss in fiscal 2021 as compared to fiscal 2020.

Income Taxes

Our effective tax rate for fiscal 2021 was 23.3% as compared to 24.6% in fiscal 2020.

The current and prior years’ effective tax rates were most prominently affected by the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. For fiscal 2021 and 2020, the Company utilized the new 21% Federal tax rate enacted by the Tax Act. Please see Note 7 — “Income Taxes” to the Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income increased $10,763,000 or 32% to $44,920,000 compared to $34,157,000 in fiscal 2020. The increase in net income in the year-to-date period was primarily due to higher sales and an improved relative gross margin.

Liquidity and Sources of Capital

Our cash balance increased $20,361,000 to $119,429,000 at August 31, 2021 from $99,068,000 at August 31, 2020. The increased cash balance was primarily attributable to cash from operations of $61,217,000, net of $22,241,000 utilized to acquire ABchimie on September 1, 2020, $8,997,000 utilized to acquire the operations of Emerging Technologies, Inc. (“ETi”) on February 5, 2021 and the $7,557,000 dividend paid in December 2020. Of the above noted balances, $26,309,000 and $42,615,000 were held outside the U.S. by Chase Corporation and our foreign subsidiaries as of August 31, 2021 and 2020, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018, we did not have a history of repatriating a significant portion of our foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. We repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. We do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested. See Note 7 — “Income Taxes” to the Consolidated Financial Statements included in this Report for further discussion of the effects of the Tax Act.

Cash provided by operations was $61,217,000 for the year ended August 31, 2021 compared to $55,734,000 in fiscal 2020.  Cash provided by operations during fiscal 2021 was primarily due to operating income and increased accounts payable, partially offset by an elevated level of accounts receivable (resulting from increased sales).

The ratio of current assets to current liabilities was 6.5 as of August 31, 2021 compared to 7.7 as of August 31, 2020. The decrease in our current ratio in fiscal 2021 was primarily attributable to increased accounts payable on normal trade activity during the period.

Cash used in investing activities was $33,927,000 for the year ended August 31, 2021 compared to $2,077,000 in cash provided by investing activities in fiscal 2020. During fiscal 2021, cash used in investing activities was largely due to the cash on hand purchases of both ABchimie and ETi and cash spent on capital purchases of machinery and equipment.

Cash used in financing activities was $8,248,000 for the year ended August 31, 2021 compared to $8,420,000 used in financing activities in fiscal 2020. Chase paid annual dividends of $7,557,000 and $7,539,000 in 2021 and 2020, respectively.

On November 15, 2021, Chase announced a cash dividend of $1.00 per share (totaling approximately $9,457,000) to shareholders of record on November 30, 2021 and payable on December 9, 2021.

On November 12, 2020, Chase announced a cash dividend of $0.80 per share (totaling $7,557,000) to shareholders of record on November 27, 2020 and payable on December 7, 2020.

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) by and among the Company (the “Chase Borrower”), NEPTCO Incorporated (“NEPTCO”), the subsidiary guarantors party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The New Credit Agreement was entered into to amend, restate and extend the Company’s preexisting Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which had a maturity date of December 15, 2021 and is discussed in more detail below, and to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the New Credit Agreement, Chase obtained an increased revolving credit loan (the “New Revolving Facility”), with borrowing capabilities not to exceed $200,000,000 at any time, with the ability to request an increase in this amount by an additional $100,000,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the New Revolving Facility and New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At August 31, 2021, there was no outstanding principal balance, and as such, no applicable interest rate. The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, July 27, 2026. The New Credit Agreement contains provisions that may replace LIBOR as the benchmark index under certain circumstances. In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter. Subject to certain conditions set forth in the New Credit Agreement, the Company may elect to convert all or a portion of the outstanding New Revolving Facility into a new term loan twice during the term of the New Revolving Facility (each, a “New Term Loan”, and collectively with the New Revolving Facility, the “New Credit Facility”), which New Term Loan shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a ten year amortization schedule. The outstanding balance on the New Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries. The New Credit Facility is subject to restrictive covenants under the New Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the New Credit Agreement). Chase Corporation was in compliance with the debt covenants as of August 31, 2021. The New Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

In connection with entry into the New Credit Agreement, Chase amended and restated its Prior Credit Agreement, the full amount of which was substantially available as of July 27, 2021.

The Prior Credit Agreement was an all-revolving credit facility with a borrowing capacity of $150,000,000, which could be increased by an additional $50,000,000 at the request of the Company and the individual or collective option of any of the lenders, and with an interest rate based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at the Company’s option, at the bank’s base lending rate. At August 31, 2020 there was no outstanding principal balance, and as such, no applicable interest rate. Chase Corporation was in compliance with the covenants under the Prior Credit Facility as of August 31, 2020 (prior year).

The Company has several ongoing capital projects, as well as its facility rationalization and consolidation initiative, which are important to its long-term strategic goals. Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in the Company’s production facilities.

During the second and third fiscal quarters of 2021, respectively, the Company announced plans to consolidate its Newark, CA operations into its Hickory, NC facility, and its Woburn, MA operations into its O’Hara Township, PA facility. The consolidation of the Newark, CA facility was completed in the fourth quarter of fiscal 2021, and the consolidation of the Woburn, MA facility is anticipated to be completed in the first half of fiscal 2022. During the third fiscal quarter of 2020, the Company implemented changes in its cost structure designed to address market changes brought on, in part, by COVID-19. These changes included a targeted reduction of approximately 4.5% of the Company’s global workforce. During fiscal 2019, the Company announced it had begun moving the production of its pulling and detection products from its Granite Falls, NC location to its Hickory, NC location, with completion of the move occurring in the first half of fiscal 2020. During fiscal 2018, the Company announced the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. The manufacturing of products previously produced in the Pawtucket, RI facility was moved to Company facilities in Oxford, MA and Lenoir, NC, and the facility was subsequently sold in fiscal 2020. During the fourth quarter of fiscal 2019, the Company commissioned engineering studies to assess potential future operational changes and further plant rationalization and consolidation. These actions are in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its processes. A total of all potential future costs arising from any further plant rationalization and consolidation cannot be estimated at this time.

We may acquire companies or other assets in future periods which are complementary to our business. The acquisition of ABchimie included a potential earnout based on performance of up to an additional €7,000,000 (approximately $8,330,000 at the time of the transaction), which the Company expects to pay with cash on hand if the applicable conditions are met. The acquisition of ETi includes a $1,000,000 withholding, which is payable by the Company within eighteen months of the acquisition. The Company believes that its existing resources, including cash on hand and the New Amended and Restated Credit Agreement, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurance that additional financing, if needed, will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no material off-balance sheet arrangements.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at August 31, 2021 under operating leases and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

		Payments Due
Contractual Obligations	Total	2022	2023	2024	2025	2026	2027 and thereafter

Operating leases	$9,628	$1,750	$1,596	$1,519	$1,358	$1,075	$2,330

Total	$9,628	$1,750	$1,596	$1,519	$1,358	$1,075	$2,330

We may be required to make payments related to our unrecognized tax benefits. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, the Company’s unrecognized tax benefits was $2,190,000 as of August 31, 2021. See Note 7 — “Income Taxes” to the Consolidated Financial Statements for further information.

We also expect to make payments as needed to satisfy our funding obligations for our obligations for pension and other post-retirement benefit plans. As of August 31, 2021, we had recognized an accrued benefit plan liability of $10,981,000 representing the unfunded obligations of the pension benefit plans. See Note 9 — “Benefits and Pension Plans” to the Consolidated Financial Statements for further information, including expected pension benefit payments for the next 10 years.

The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements or extend beyond one year.

Recently Issued Accounting Standards

For discussion of the newly issued accounting pronouncements see “Recently Adopted Accounting Standards” in Note 1 — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in this Report.

Critical Accounting Policies, Judgments, and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are described in Note 1 — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in this Report.

The U.S. Securities and Exchange Commission (“SEC”) requires companies to provide additional disclosure and commentary on their most critical accounting policies and estimates. The SEC has defined critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most significant estimates and judgments in the preparation of its Consolidated Financial Statements. The SEC has defined critical accounting estimates as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of a company.

Judgments, assumptions, and estimates are used for, but not limited to, the allowances for accounts receivable; inventory allowances; business combinations, goodwill, intangible assets, and other long-lived assets; revenue; income tax reserves; deferred income taxes; stock-based compensation; as well as discount and return rates used to calculate pension obligations. The accounting policies described below are significantly affected by critical accounting estimates.

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired, and liabilities assumed on the basis of their fair values at the date of acquisition. The Company’s assess the fair value of assets, including intangible assets, using a variety of methods, and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for the Company are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

Contingent Consideration

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the consolidated balance sheet. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs requiring significant judgments and estimates to be made by the Company, including forecasts of future earnings over the multiyear period encompassed by the earnout, and that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss on contingent consideration on the consolidated statement of operations until the liability is settled. If fully realized, the contingent consideration due would total €7,000,000 (approximately $8,330,000 at the time of the initial transaction).

Impact of Inflation

Inflation has not had a significant long-term impact on our earnings, with the impact of the current inflationary period most acutely limited to the fourth quarter of fiscal 2021.  In the event of significant inflation over an extended period of time, our continued efforts to recover cost increases could be hampered as a result of the competitive nature of the industries in which we operate. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Item 7a – Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer. At August 31, 2021, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound or euro and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of August 31, 2021, the Company had cash balances in the following foreign currencies (with USD equivalents in thousands):

Currency Code	Currency Name	USD Equivalent at August 31, 2021
GBP	British Pound	$14,613
EUR	Euro	$5,840
CAD	Canadian Dollar	$1,990
CNY	Chinese Yuan	$375
INR	Indian Rupee	$365

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation gain for the year ended August 31, 2021 in the amount of $1,295,000 related to our European and Indian operations, which is recorded in accumulated other comprehensive income (loss) within our consolidated statement of equity. The functional currency for all our other operations is the U.S. Dollar. We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt at August 31, 2021 and 2020. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” Note 6 — “Long-Term Debt” and Note 16 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

Item 8 – Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Chase Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Chase Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of August 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of August 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 15, 2021 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole and, we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the acquisition-date fair value of customer relationships

As described in Note 14 to the consolidated financial statements, on September 1, 2020 the Company acquired ABchimie for a total purchase price of $22.2 million. The Company’s accounting for this included estimating the fair value of the customer relationships intangible asset for $11.1 million. We identified the valuation of the acquisition-date fair value of the customer relationships intangible asset acquired in the ABchimie transaction as a critical audit matter.

The principal considerations for our determination that the fair value of the customer relationships intangible asset is a critical audit matter is that a high degree of subjective auditor judgment was required in evaluating certain assumptions used in the valuation method to calculate the fair value of this asset. The valuation model included a number of internally developed assumptions for which there was limited observable market information, and the calculated fair value of this intangible asset was sensitive to possible changes in the following key assumptions: forecasted cash flows and the customer attrition rate.

Our audit procedures related to the valuation of the acquisition-date fair value of the customer relationships intangible asset included the following, among others:

●	We tested internal controls over the Company’s acquisition-date valuation process, including controls over the development of the key assumptions.

●	We evaluated the annual customer attrition rate by examining the Company’s historical customer attrition data, as well as comparing attrition rates to prior acquisitions.

●	We tested the reasonableness of management’s forecasted customer relationships cash flows by comparing forecasts to historical actual results, projected industry growth rates and market factors and trends.

●	We involved valuation professionals with specialized skills and knowledge, who assisted in:

o	evaluating the valuation approach used by the Company to calculate the fair value of the customer relationships intangible asset;

o	performing a sensitivity analysis over the customer attrition rate assumption.

Valuation of contingent consideration

As described in Note 14 to the consolidated financial statements, on September 1, 2020 the Company acquired ABchimie for a total purchase price of $22.2 million. The acquisition included a contingent consideration provision based on future annual earnings before interest and taxes exceeding certain thresholds in each of the four years subsequent to the acquisition, with a potential total consideration of $8.3 million. We identified the valuation of the acquisition-date fair value and subsequent reporting period-end revaluation of the contingent consideration as a critical audit matter.

The principal considerations for our determination that the valuation of the fair value of the contingent consideration is a critical audit matter is that a high degree of subjective auditor judgment was required in evaluating certain inputs to the Monte Carlo simulation model used to determine the fair value of the contingent consideration. Specifically, the key inputs included forecasted earnings before interest and taxes and the volatility rate. There was limited observable market information, and the calculated fair value of the contingent consideration was sensitive to possible changes to these key inputs

Our audit procedures related to the valuation of the contingent consideration included the following, among others:

●	We tested internal controls over the Company’s acquisition-date and reporting period end valuation process, including controls over the key inputs listed above.

●	We compared forecasted earnings before interest and taxes to historical actual results, prior acquisitions, projected industry growth rates and market factors and trends.

●	We involved valuation professionals with specialized skills and knowledge, who assisted in:

o	evaluating the valuation model used by the Company to calculate the fair value of contingent consideration; and

o	comparing the selected volatility used against publicly available volatility of comparable companies.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019

Boston, Massachusetts November 15, 2021

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,	August 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$119,429	$99,068
Accounts receivable, less allowances of $451 and $438	46,212	36,993
Inventory	41,217	39,058
Prepaid expenses and other current assets	2,851	2,470
Prepaid income taxes and refunds due	3,255	231
Total current assets	212,964	177,820

Property, plant and equipment, less accumulated depreciation of $50,666 and $52,283	24,267	25,574

Other Assets
Goodwill	97,866	82,402
Intangible assets, less accumulated amortization of $91,484 and $78,351	46,954	41,200
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,260	1,619
Deferred income taxes	5,265	4,929
Operating lease right-of-use asset (Note 8)	9,312	8,821
Other assets	821	15
Total assets	$404,159	$346,830

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$19,575	$12,525
Accrued payroll and other compensation	7,179	5,751
Income taxes payable	761	—
Accrued expenses	5,407	4,867
Total current liabilities	32,922	23,143

Operating lease long-term liabilities (Note 8)	7,202	6,395
Deferred compensation	2,267	1,629
Accumulated pension obligation	9,416	10,930
Other liabilities	2,537	—
Deferred income taxes	3,301	—
Accrued income taxes	2,190	1,941

Commitments and contingencies (Notes 6, 8, 21)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,447,905 shares at August 31, 2021 and 9,439,082 shares at August 31, 2020 issued and outstanding	946	944
Additional paid-in capital	18,959	16,674
Accumulated other comprehensive loss	(11,210)	(13,092)
Retained earnings	335,629	298,266
Total equity	344,324	302,792
Total liabilities and equity	$404,159	$346,830

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2021	2020	2019

Revenue
Sales	$289,802	$257,742	$276,839
Royalties and commissions	3,534	3,420	4,512
	293,336	261,162	281,351
Costs and Expenses
Cost of products and services sold	174,660	161,615	180,163
Selling, general and administrative expenses	52,100	49,364	48,707
Research and product development costs	4,056	4,007	4,021
Operations optimization costs (Note 20)	977	807	986
Acquisition-related costs (Note 14)	128	274	—
Gain on sale of real estate (Note 19)	—	(2,551)	—
Write-down of certain assets under construction (Note 20)	100	405	—
Loss on impairment of goodwill (Note 4)	—	—	2,410
Loss on contingent consideration (Note 14)	1,664	—	—

Operating income	59,651	47,241	45,064

Interest expense	(297)	(246)	(519)
Other income (expense)	(760)	(1,675)	(992)

Income before income taxes	58,594	45,320	43,553

Income taxes (Note 7)	13,674	11,163	10,842

Net income	$44,920	$34,157	$32,711

Net income available to common shareholders, per common and common equivalent share (Note 17)

Basic	$4.75	$3.62	$3.48

Diluted	$4.73	$3.59	$3.46

Weighted average shares outstanding
Basic	9,383,085	9,359,940	9,334,232
Diluted	9,428,416	9,439,750	9,379,207

Annual cash dividends declared per share	$0.80	$0.80	$0.80

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Years Ended August 31,
	2021	2020	2019
Net income	$44,920	$34,157	$32,711

Other comprehensive income (loss):
Net unrealized gain on restricted investments, net of tax	249	115	28
Change in funded status of pension plans, net of tax	338	(658)	(475)
Foreign currency translation adjustment	1,295	3,163	(1,541)
Total other comprehensive income (loss)	1,882	2,620	(1,988)

Comprehensive income	$46,802	$36,777	$30,723

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2018	9,396,947	$939	$13,104	$(12,336)	$245,049	$246,756
Restricted stock grants, net of forfeitures	8,818	1	(1)			—
Amortization of restricted stock grants			1,673			1,673
Amortization of stock option grants			503			503
Exercise of stock options	7,022	1	300			301
Common stock received for payment of stock option exercises	(954)	—	(119)			(119)
Common stock retained to pay statutory minimum withholding taxes on common stock	(11,085)	(1)	(1,109)			(1,110)
Cash dividend paid, $0.80 per share					(7,522)	(7,522)
Change in funded status of pension plans, net of tax $218				(475)		(475)
Foreign currency translation adjustment				(1,541)		(1,541)
Net unrealized gain on restricted investments, net of tax ($5)				28		28
Adoption of ASC 606 (Note 1)					22	22
Net income					32,711	32,711
Balance at August 31, 2019	9,400,748	$940	$14,351	$(14,324)	$270,260	$271,227
Restricted stock grants, net of forfeitures	45,621	5	(5)			—
Amortization of restricted stock grants			2,290			2,290
Amortization of stock option grants			918			918
Exercise of stock options	3,618	—	123			123
Common stock received for payment of stock option exercises	(1,057)	—	(123)			(123)
Common stock retained to pay statutory minimum withholding taxes on common stock	(9,848)	(1)	(880)			(881)
Cash dividend paid, $0.80 per share					(7,539)	(7,539)
Change in funded status of pension plans, net of tax ($215)				(658)		(658)
Foreign currency translation adjustment				3,163		3,163
Net unrealized gain on restricted investments, net of tax $40				115		115
Adoption of ASU 2018-02 (Note 1)				(1,388)	1,388	-
Net income					34,157	34,157
Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792
Restricted stock grants, net of forfeitures	10,245	2	(2)			—
Amortization of restricted stock grants			2,351			2,351
Amortization of stock option grants			627			627
Exercise of stock options	7,546	1	292			293
Common stock received for payment of stock option exercises	(1,809)	—	(206)			(206)
Common stock retained to pay statutory minimum withholding taxes on common stock	(7,159)	(1)	(777)			(778)
Cash dividend on common stock, $0.80 per share					(7,557)	(7,557)
Change in funded status of pension plans, net of tax $585				338		338
Foreign currency translation adjustment				1,295		1,295
Net unrealized gain (loss) on restricted investments, net of tax $75				249		249
Net income					44,920	44,920
Balance at August 31, 2021	9,447,905	$946	$18,959	$(11,210)	$335,629	$344,324

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended August 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,920	$34,157	$32,711
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(2,551)	—
Loss on impairment of goodwill	—	—	2,410
Write-down of certain assets under construction	100	405	—
Loss on contingent consideration	1,664	—	—
Depreciation	3,946	4,015	4,762
Amortization	12,858	11,576	12,445
Provision (recovery) of allowance for doubtful accounts and credit losses	11	(307)	183
Stock-based compensation	2,978	3,208	2,176
Realized gain on restricted investments	(65)	(37)	(11)
Pension curtailment and settlement loss	—	155	511
Deferred taxes	(908)	(769)	(2,312)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(7,921)	3,092	4,858
Inventory	(910)	3,562	(2,864)
Prepaid expenses and other assets	(490)	43	356
Accounts payable	6,164	260	(5,493)
Accrued compensation and other expenses	954	(1,865)	(1,536)
Accrued income taxes	(2,084)	790	1,339
Net cash provided by operating activities	61,217	55,734	49,535

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,441)	(1,371)	(2,488)
Cost to acquire intangible assets	—	—	(36)
Payments for acquisitions	(31,238)	—	—
Proceeds from sale of real estate	—	3,615	—
Proceeds from sale of businesses	—	—	400
Changes in restricted investments	(248)	(167)	(122)
Proceeds from settlement of life insurance policies	—	—	80
Net cash (used in) provided by investing activities	(33,927)	2,077	(2,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	—	—	(25,000)
Dividend paid	(7,557)	(7,539)	(7,522)
Proceeds from exercise of common stock options	87	—	182
Payments of taxes on stock options and restricted stock	(778)	(881)	(1,110)
Net cash used in financing activities	(8,248)	(8,420)	(33,450)

INCREASE IN CASH & CASH EQUIVALENTS	19,042	49,391	13,919
Effect of foreign exchange rates on cash	1,319	1,906	(976)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,068	47,771	34,828
CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,429	$99,068	$47,771

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

In our Adhesives, Sealants and Additives segment, these products consist of:

(i)	moisture protective coatings and cleaning solutions, which are sold to the electronics industry for circuitry manufacturing, including circuitry used in automobiles, industrial controls and home appliances;

(ii)	advanced adhesives, sealants, and coatings for automotive and industrial applications that require specialized bonding, encapsulating, environmental protection, or thermal management functionality;

(iii)	polymeric microspheres utilized by various industries to allow for weight and density reduction and sound dampening;

(iv)	polyurethane dispersions utilized for various coating products; and

(v)	superabsorbent polymers utilized for water and liquid management, remediation and protection in diverse markets including wire and cable, medical, environmental, infrastructure, energy and consumer products.

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

Other Business Developments

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesive, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to the adhesive systems initiative during the second half of fiscal 2021, with the majority of future costs anticipated to occur in the first half of fiscal 2022.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997, comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after purchase, subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company is currently in the process of finalizing purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, and anticipates completion within the first quarter of fiscal 2022. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesive, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977 in expense related to the move in fiscal 2021.

On September 1, 2020 (the first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 and with a potential earn out based on performance potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded with cash on hand. The financial results of the business were included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company finalized purchase accounting during the fourth quarter of fiscal 2021, with no significant change to amounts initially recorded.

Fiscal 2020 saw the beginning of the global spread of the coronavirus pandemic (COVID-19), which grew to create significant volatility, uncertainty and global economic disruption. During the third fiscal quarter of 2020, the Company implemented changes to its cost structure designed to address market changes brought on by COVID-19 and demonstrate its commitment to fiscal prudence: (a) the Company made a targeted reduction in its global workforce, contemplated pre-pandemic but catalyzed by COVID-19, which resulted in the recognition of $183 in severance costs during the period; and (b) the Company also instituted a temporary 20% reduction in the base salaries of its named executive officers and select members of senior management, as well as the cash compensation of the non-employee members of its Board of Directors. The reduction in force, which impacted operations in the Company’s U.S. facilities, and the adjustments in compensation, were both effective May 2020. The executive officers’ and Board of Directors’ temporary compensation reductions were lifted on December 1, 2020, retroactive to September 1, 2020.

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

During the third quarter of fiscal 2019, the Company began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559 in expense related to the first half of fiscal 2020, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the second half of 2020 or during fiscal 2021, and future costs related to this move are not anticipated to be significant to the consolidated financial statements.

During the fourth quarter of fiscal 2019, Chase Corporation commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s ongoing facility rationalization and consolidation initiative. Chase completed its review of the data and recommendations provided by the study in the fourth quarter of

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

fiscal 2020. The Company recognized $200 in expense related to these services in fiscal 2019, and a gain of $170 in fiscal 2020, as certain amounts expensed in fiscal 2019 were refunded. Also in the fourth quarter of fiscal 2020 and related to the recommendations of the commissioned engineering studies, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $405 related to the machinery. The Company recognized an additional $100 in the fourth quarter of fiscal 2021, to fully write-down the equipment’s value. Chase may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

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

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than the cash dividend announced on November 15, 2021 of $1.00 per share to shareholders of record on November 30, 2021 and payable on December 9, 2021, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date, but prior to filing, that would require recognition or disclosure in its consolidated financial statements.

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

Credit risk related to cash and cash equivalents is limited based on the creditworthiness of the financial institutions at which these funds are held. We maintain cash balances in multiple banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. Certain of our account balances exceed the FDIC limit. Cash balances held outside the United States totaled $26,309 as of August 31, 2021.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Accounts Receivable

As a result of the adoption of ASU 2016-13, the Company has updated its critical accounting policy related to trade accounts receivable and allowances for credit losses effective September 1, 2020 as follows:

All trade accounts receivable are reported net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade accounts receivable over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. The Company regularly performs detailed reviews of our pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Receivables are written off against these reserves in the period they are determined to be uncollectable.

Prior to September 1, 2020, the Company evaluated the collectability of accounts receivable balances based on a combination of factors. In cases where the Company was aware of circumstances that may have impaired a specific customer’s ability to meet its financial obligations to it, a specific allowance against amounts due to the Company was recorded, and thereby reduced the net recognized receivable to the amount the Company reasonably believed would be collected. For all other customers, the Company recognized allowances for doubtful accounts based on the length of time the receivables were past due, industry and geographic factors, the current business environment and its historical experience.

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

During the three-month period ended February 28, 2019 (fiscal 2019), the ordering patterns of the polyurethane dispersions reporting unit’s customers, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019, indicated that an impairment in the carrying value of the reporting unit might have occurred. The Company performed an impairment test on the indefinite-lived and long-lived assets related to the polyurethane dispersions reporting unit, now part of the Adhesives, Sealants and Additives operating segment and reporting unit (part of the former Industrial Materials segment during the second fiscal quarter of 2019), in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure — Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410 to loss on impairment of goodwill within the consolidated statement of operations during the quarter

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

ended February 28, 2019. The polyurethane dispersions reporting unit’s fair value was determined based on the income approach (discounted cash flow method).

The Company has adopted Accounting Standards Update (“ASU”) No. 2017-04 “Intangibles — Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.” When evaluating the potential impairment of goodwill, Chase first assesses a range of qualitative factors, including but not limited to, industry conditions, the competitive environment, changes in the market for our products and services, entity-specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units relative to historical or projected future operating results. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded. Fair values for reporting units are determined based on the income approach (discounted cash flow method).

For the annual fiscal 2021 fourth quarter review, no goodwill impairment, nor at-risk reporting units, was indicated as of August 31, 2021. For the annual fiscal 2021 goodwill impairment test, we performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that our reporting units' fair values exceeded their carrying values (i.e. indicated no impairment of goodwill). Accordingly, it was not necessary for us to perform the quantitative analysis.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Restricted Investments and Deferred Compensation

The Company has a non-qualified deferred savings plan that covers its Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s restricted investments under the plans were $2,260 and $1,619 at August 31, 2021 and 2020, respectively, and corresponding deferred compensation liabilities were $2,267 and $1,629 at August 31, 2021 and 2020, respectively. The Company accounts for the restricted investments as available for sale by recording net unrealized gains or losses in other comprehensive income as a component of stockholders’ equity.

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

The adoption of ASC 606 represents a change in accounting principle that provides enhanced revenue recognition disclosures. The Company accounts for revenue from contracts with customers when: (a) there is approval and commitment from both parties; (b) the rights of the parties are identified; (c) payment terms are identified; (d) the contract has commercial substance; and (e) collectability of consideration is probable. Revenue is primarily derived from customer purchase orders, master sales agreements, and negotiated contracts, all of which represent contracts with customers. See Note 15 to the consolidated financial statements for more information on our accounting for revenue.

Research and Product Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $4,056, $4,007 and $4,021 for the years ended August 31, 2021, 2020 and 2019, respectively, and was recorded within Research and product development costs on the consolidated statements of operations.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Stock-Based Compensation

In accordance with the accounting for stock-based compensation guidance, ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), the Company measures and recognizes compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. This includes restricted stock, restricted stock units and stock options. The guidance allows for the continued use of the simplified method as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis for estimating expected term.

Stock-based compensation expense recognized in fiscal years 2021, 2020 and 2019 was $2,978, $3,208 and $2,176, respectively.

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2021, 2020 and 2019:

	2021		2020		2019
Expected dividend yield	0.7%		0.7%		0.7%
Expected life	6.0	years	6.0	years	6.0	years
Expected volatility	39.5%		31.0%		31.4%
Risk-free interest rate	0.4%		1.4%		2.7%

Expected volatility is determined by looking at a combination of historical volatility over the past six years as well as implied future volatility.

Translation of Foreign Currency

The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings Ltd businesses are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s HumiSeal Europe SARL and ABchimie businesses in France are measured using euros as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business in India are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Revenue and expenses of these international businesses have been translated at average exchange rates. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income (a component of stockholders’ equity). Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of these international operations are included in other income (expense) on the consolidated statements of operations and were gains (losses) of ($512), ($911) and ($48) for the fiscal years ended August 31, 2021, 2020 and 2019, respectively.

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

The Company estimates contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, “Income Taxes.” See Note 7 for more information on the Company’s income taxes, including information on the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on our financial position and results of operations.

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

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are generally used in, or integrated into, another company’s products. Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company, and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and cleaners and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 1, 2020 (first day of fiscal 2021), the Adhesives, Sealants and Additives segment includes the acquired operations of ABchimie, within the electronic and industrial coatings product line and beginning February 5, 2021, the acquired operations of Emerging Technologies, Inc. (“ETi”), within the functional additives product line.

The Industrial Tapes segment features wire and cable materials, specialty tapes, and other laminated and coated products. The segment derives its competitive advantage through its proven chemistries, diverse specialty offerings and the reliability its supply chain offers to end customers. These products are generally used in the assembly of other manufacturers’ products, with demand typically dependent upon general economic conditions. The Industrial Tapes segment sells mostly to established markets, with some exposure to growth opportunities through further development of existing products. Markets served include cable manufacturing, utilities and telecommunications, and electronics packaging. The segment’s offerings include insulating and conducting materials for wire and cable manufacturers, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cable and water and natural gas lines, and cover tapes essential to delivering semiconductor components via tape and reel packaging.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Contingent Consideration

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the consolidated balance sheet. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs requiring significant judgments and estimates to be made by the Company, including forecasts of future earnings over the multiyear period encompassed by the earnout, and that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss on contingent consideration on the consolidated statement of operations until the liability is settled. If fully realized, the contingent consideration due would total €7,000 (approximately $8,330 at the time of the initial transaction)

Recently Adopted Accounting Standards

Fiscal 2021

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The ASU applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. ASU 2020-04 has not had, and the Company does not expect it to have in future periods, a material impact on the Company's consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13. This amendment provides clarity and improves the codification to ASU 2016-13. The pronouncements are concurrently effective for fiscal years beginning after December 15, 2019 and interim periods therein. The Company adopted ASU 2016-13 on September 1, 2020, using the modified retrospective transition method which resulted in no material impact on the consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

As a result of the adoption of ASU 2016-13, the Company has updated its critical accounting policy related to trade accounts receivable and allowances for credit losses effective September 1, 2020 from the critical accounting policies previously disclosed in our audited financial statements for the year ended August 31, 2020 as follows:

All trade accounts receivable are reported net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade accounts receivable over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. The Company regularly performs detailed reviews of our pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The new guidance dictates that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The Company adopted the ASU on September 1, 2018. The adoption had no material effect on the financial statements and related disclosures in fiscal 2021, 2020 or 2019. The effect ASU No. 2017-01 will have on the financial statements and related disclosures of the Company in future periods will be dependent on the nature of potential future acquisitions and divestitures.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The Company adopted ASU No. 2017-07 on September 1, 2018.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 2—Inventory

Inventory consisted of the following as of August 31, 2021 and 2020:

	August 31,	August 31,
	2021	2020
Raw materials	$24,055	$18,993
Work in process	5,928	7,761
Finished goods	11,234	12,304
Total Inventory	$41,217	$39,058

Note 3—Property, Plant and Equipment

Property, plant and equipment consisted of the following as of August 31, 2021 and 2020:

	August 31,	August 31,
	2021	2020
Land and improvements	$5,020	$4,997
Buildings	16,904	17,992
Machinery and equipment	49,505	51,942
Leasehold improvements	2,891	2,212
Construction in progress	613	714
	74,933	77,857
Accumulated depreciation	(50,666)	(52,283)
Property, plant and equipment, net	$24,267	$25,574

Note 4—Goodwill and Intangible Assets

The changes in the carrying value of goodwill, by operating segment, were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2019	$50,090	$21,215	$10,681	$81,986
Foreign currency translation adjustment	397	—	19	416
Balance at August 31, 2020	$50,487	$21,215	$10,700	$82,402
Acquisition of ABchimie	13,055	—	—	13,055
Acquisition of Emerging Technologies, Inc.	2,451	—	—	2,451
Foreign currency translation adjustment	(48)	—	6	(42)
Balance at August 31, 2021	$65,945	$21,215	$10,706	$97,866

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

The Company adopted Accounting Standards Update (“ASU”) No. 2017-04 “Intangibles — Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.” When evaluating the potential impairment of goodwill, we first assess a range of qualitative factors, including but not limited to, industry conditions, the competitive environment, changes in the market for our products and services, entity-specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units relative to historical or projected future operating results. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded. Fair values for reporting units are determined based on the income approach (discounted cash flow method).

During the three-month period ended February 28, 2019 (fiscal 2019), the ordering patterns of the polyurethane dispersions reporting unit’s customers, especially those in the automotive industry, combined with a decrease in the reporting unit’s backlog of customer orders believed to be firm as of February 28, 2019, indicated that an impairment in the carrying value of the reporting unit might have occurred. The Company performed an impairment test on the indefinite-lived and long-lived assets related to the polyurethane dispersions reporting unit, now part of the Adhesives, Sealants and Additives operating segment and reporting unit (part of the former Industrial Materials segment during the second fiscal quarter of 2019), in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” and ASC Topic 360, “Disclosure — Impairment or Disposal of Long-Lived Assets.” As a result of impairment testing, which included first testing long-lived assets other than goodwill for impairment under applicable guidance, the Company recorded a charge of $2,410 to loss on impairment of goodwill within the consolidated statement of operations during the quarter ended February 28, 2019. The polyurethane dispersions reporting unit’s fair value was determined based on the income approach (discounted cash flow method).

The Company performs impairment reviews annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. For the annual fiscal 2021 goodwill impairment test, we performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that our reporting units' fair values exceeded their carrying values (i.e. indicated no impairment of goodwill). Accordingly, it was not necessary for us to perform the quantitative analysis.

As of August 31, 2021 and 2020, the Company had a total goodwill balance of $97,866 and $82,402, respectively, related to its acquisitions, of which $30,697 and $31,591 respectively, remained deductible for income taxes.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Intangible assets subject to amortization consisted of the following as of August 31, 2021 and 2020:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
August 31, 2021
Patents and agreements	14.6	years	$1,760	$1,715	$45
Formulas and technology	7.9	years	10,987	9,769	1,218
Trade names	5.9	years	8,836	8,285	551
Customer lists and relationships	9.2	years	116,855	71,715	45,140
			$138,438	$91,484	$46,954

August 31, 2020
Patents and agreements	14.6	years	$1,760	$1,705	$55
Formulas and technology	7.8	years	10,250	9,121	1,129
Trade names	5.8	years	8,575	7,781	794
Customer lists and relationships	9.1	years	98,966	59,744	39,222
			$119,551	$78,351	$41,200

Aggregate amortization expense related to intangible assets for the years ended August 31, 2021, 2020 and 2019 was $12,858, $11,576 and $12,445, respectively. As of August 31, 2021 estimated amortization expense for the next five fiscal years is as follows:

Years ending August 31,
2022	11,862
2023	8,746
2024	7,538
2025	5,939
2026	5,144

Note 5—Cash Surrender Value of Life Insurance

The Company recognized cash surrender value of a life insurance policy with the following carrier as of August 31, 2021 and 2020:

	2021	2020
John Hancock	$4,450	$4,450
Cash surrender value of life insurance policies	$4,450	$4,450

The policy is subject to periodic review. The Company currently intends to maintain the policy through the life or retirement of the insured, and records at the premium paid balance.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 6—Long-Term Debt

Long-term debt consisted of the following at August 31, 2021 and 2020:

	2021	2020
All-revolving credit facility with a borrowing capacity of $150,000	$—	$—
All-revolving credit facility with a borrowing capacity of $200,000	—	—
Long-term debt	$—	$—

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) by and among the Company (the “Chase Borrower”), NEPTCO Incorporated (“NEPTCO”), the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The New Credit Agreement was entered into to amend, restate and extend the Company’s preexisting Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which previously had a maturity date of December 15, 2021 and is discussed in more detail below, and to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the New Credit Agreement, Chase obtained an increased revolving credit loan (the “New Revolving Facility”), with borrowing capabilities not to exceed $200,000 at any time, with the ability to request an increase in this amount by an additional $100,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the New Revolving Facility and New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At August 31, 2021, there was no outstanding principal balance, and as such, no applicable interest rate.

The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, July 27, 2026. The New Credit Agreement contains provisions that may replace LIBOR as the benchmark index under certain circumstances. In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter. Subject to certain conditions set forth in the New Credit Agreement, the Company may elect to convert all or a portion of the outstanding New Revolving Facility into a new term loan twice during the term of the New Revolving Facility (each, a “New Term Loan”, and collectively with the New Revolving Facility, the “New Credit Facility”), which New Term Loan shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a ten year amortization schedule.

The outstanding balance on the New Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $283,610 at August 31, 2021. The New Credit Facility is subject to restrictive covenants under the New Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the New Credit Agreement). Chase Corporation was in compliance with the debt covenants as of August 31, 2021. The New Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the New Credit Agreement at any

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

In connection with entry into the New Credit Agreement, Chase amended and restated its Prior Credit Agreement, the Revolving Facility which was substantially available as of July 27, 2021, and the Term Loan option of which was never utilized, and which together fully constituted the Prior Credit Agreement.

The Prior Credit Agreement was an all-revolving credit facility with a borrowing capacity of $150,000, which could be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the lenders, and with an interest rate based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at the Company’s option, at the bank’s base lending rate.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 7—Income Taxes

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for fiscal years end August 31, 2021, 2020 and 2019.

In fiscal 2019, the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the years ended August 31, 2021, 2020 and 2019.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on our effective tax rate for fiscal 2021, 2020 or 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the qualified improvement property correction nor other provisions of the CARES Act would result in a material tax benefit to us in future periods. The CARES Act had no material effect on the effective tax rate for fiscal 2021 and 2020.

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During fiscal 2021, the Company’s effective tax rate included an FDII deduction benefit of $665. Also during fiscal 2021, the Company favorably resolved multiple uncertain tax positions and established international management fee and other transactions which resulted in $933 of tax benefit and $791 of tax expense, respectively.

Domestic and foreign pre-tax income for the years ended August 31, 2021, 2020 and 2019 was:

	Year Ended August 31,
	2021	2020	2019
United States	$52,182	$42,027	$37,088
Foreign	6,412	3,293	6,465
	$58,594	$45,320	$43,553

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The provision (benefit) for income taxes for the years ended August 31, 2021, 2020 and 2019 was:

	Year Ended August 31,
	2021	2020	2019
Current:
Federal	$11,677	$9,157	$9,880
State	782	1,813	1,699
Foreign	2,123	962	1,575
Total current income tax provision	14,582	11,932	13,154

Deferred:
Federal	(832)	(520)	(1,699)
State	(124)	(184)	(529)
Foreign	48	(65)	(84)
Total deferred income tax benefit	(908)	(769)	(2,312)

Total income tax provision	$13,674	$11,163	$10,842

The provision (benefit) for income taxes differs from the amount computed by applying the Federal statutory income tax rate to income before income taxes. The Company’s combined federal, state and foreign effective tax rate as a percentage of income before taxes for fiscal 2021, 2020 and 2019, net of offsets generated by federal, state and foreign tax benefits, was 23.3%, 24.6% and 24.9%, respectively. The following is a reconciliation of the effective income tax rate with the U.S. Federal statutory income tax rate for the years ended August 31, 2021, 2020 and 2019:

	Year Ended August 31,
	2021	2020	2019
Federal statutory rates	21.0%	21.0%	21.0%
Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	2.3%	3.0%	2.1%
Foreign tax rate differential	(0.3)%	0.0%	0.1%
Adjustment to uncertain tax position	0.1%	(1.1)%	1.0%
Transaction costs not deductible	0.0%	0.5%	0.0%
Research credit generated	(0.1)%	(0.1)%	(0.3)%
Stock Compensation	(0.3)%	(0.3)%	(0.4)%
Permanent items	1.1%	0.9%	1.1%
GILTI and Subpart F, net of foreign tax credit	0.3%	0.3%	0.6%
Other	(0.4)%	0.4%	(0.4)%
Change in valuation allowance	0.0%	0.0%	0.1%
Deferred income tax remeasurement	0.1%	0.0%	0.0%
Foreign Derived Intangible Income	(1.1)%	0.0%	0.0%
Performance-based earnout contingency	0.6%	0.0%	0.0%

Effective income tax rate	23.3%	24.6%	24.9%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$320	$309
Inventories	520	994
Accruals	966	504
Warranty reserve	6	14
Pension accrual	2,386	2,749
Deferred compensation	545	391
Foreign currency loss on previously taxed income	96	96
Loan finance costs	3	7
Restricted stock grants	327	823
Non-qualified stock options	347	211
Lease liability	2,328	2,354
Foreign net operating loss, net of valuation allowance	192	247
Other	41	572
	8,077	9,271
Deferred tax liabilities:
Prepaid liabilities	(18)	(16)
Foreign intangibles	(3,156)	—
Right-of-use asset	(2,280)	(2,693)
Depreciation and amortization	(659)	(1,633)
	(6,113)	(4,342)
Net deferred tax assets (liabilities)	$1,964	$4,929

As of August 31, 2021, the Company had $599 of gross foreign operating loss carry forwards to offset future taxable income, the net balance of which was included within deferred income taxes. The net operating losses will begin to expire in fiscal year ending August 31, 2025.

Chase Corporation is required to apply a valuation allowance to reduce the deferred tax assets reported if based on the weight of the evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of August 31, 2021, the Company determined that a valuation allowance was not needed.

Consistent with the Company’s practice prior to the passage of the Tax Act, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

A summary of the Company’s adjustments to its uncertain tax positions, included within long-term accrued income taxes on the consolidated balance sheet, in fiscal years ended August 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, at beginning of the year	$1,941	$2,324	$1,889
Increase for tax positions related to the current year	—	101	55
Increase (decrease) for tax positions related to prior years	1,180	(609)	300
Decreases for settlement of uncertain tax positions	(705)	—	—
Increase for interest and penalties	208	125	106
Decrease for lapses of statute of limitations	(434)	—	(26)
Balance, at end of year	$2,190	$1,941	$2,324

The unrecognized tax benefits mentioned above include an aggregate of $487 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $208, net of Federal tax expense, was recorded as a tax expense during the current fiscal year. The Company anticipates that its accrual for uncertain tax positions could change by approximately $510 over the next twelve-month period due to statute of limitations expiration.

The Company is subject to U.S. Federal income tax, as well as to income tax of multiple state, local and foreign tax jurisdictions. The statute of limitations for all material U.S. Federal, state, and local tax filings remains open for fiscal years subsequent to 2017. For foreign jurisdictions, the statute of limitations remains open in the U.K and France for fiscal years subsequent to 2017.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheet as of August 31, 2021 and 2020:

	August 31,	August 31,
	2021	2020
Assets
Operating lease right-of-use asset	$9,312	$8,821

Liabilities
Current (accrued expenses)	$1,515	$1,865
Operating lease long-term liabilities	7,202	6,395
Total lease liability	$8,717	$8,260

Lease cost

The components of lease costs for the years ended August 31, 2021 and 2020 are as follows:

	Year Ended August 31,
	2021	2020

Operating lease cost (a)	$3,772	$3,783

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities on August 31, 2021 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2022	1,750
2023	1,596
2024	1,519
2025	1,358
2026	1,075
2027 and thereafter	2,330
Less: Interest	(911)
Present value of lease liabilities	$8,717

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The weighted average remaining lease term and discount rates are as follows:

	August 31,	August 31,
	2021	2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	6.8	5.5
Weighted average discount rate (percentage)
Operating leases	3.1%	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended August 31,
	2021	2020

Operating cash outflows from operating leases	$2,266	$2,444
Total cash paid for amounts included in the measurement of lease liabilities	$2,266	$2,444

Total rental expense for all operating leases amounted to $3,772, $3,783 and $3,734 for the years ended August 31, 2021, 2020 and 2019, respectively.

Note 9—Benefits and Pension Plans

401(k) Plans

The Company has a defined contribution plan adopted pursuant to section 401(k) of the Internal Revenue Code of 1986 (the “Chase 401(k) Plan”). Any qualified employee who has attained age 21 and has been employed by the Company for at least three months may contribute a portion of his or her salary to the plan and the Company will match 100% of the first one percent of salary contributed and 50% thereafter, up to an amount equal to three and one-half percent of such employee’s annual salary.

The Company’s contribution expense for all 401(k) plans was $844, $852 and $787 for the years ended August 31, 2021, 2020 and 2019, respectively.

Non-Qualified Deferred Savings Plans

The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s liability under the plans was $2,267 and $1,629 on August 31, 2021 and 2020, respectively.

Pension Plans

The Company has noncontributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan (“Qualified Plan”) and an unfunded supplemental plan (“Supplemental Plan”) designed to maintain benefits for certain employees at the plan formula level. The plans provide

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

for pension benefits determined by a participant’s years of service and final average compensation. The Qualified Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2021.

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

In August 2019, the Board of Directors approved a plan to terminate the NEPTCO Pension Plan. The Company established November 15, 2019 as the plan termination date and during fiscal 2020 performed the administrative actions required to carry out the termination. No balance related to the NEPTCO defined benefit plan was carried on the Company’s consolidated balance sheet as of August 31, 2021 or 2020.

The following tables reflect the status of the Company’s pension plans for the years ended August 31, 2021 2020 and 2019:

	Year Ended August 31,
	2021	2020	2019
Change in benefit obligation
Projected benefit obligation at beginning of year	$20,663	$20,087	$21,860
Service cost	366	295	283
Interest cost	341	451	696
Actuarial (gain) loss	645	2,253	995
Benefits paid	(1,754)	(2,423)	(3,747)
Projected benefit obligation at end of year	$20,261	$20,663	$20,087

Change in plan assets
Fair value of plan assets at beginning of year	$8,168	$7,859	$9,855
Actual return on plan assets	1,301	868	181
Employer contribution	1,565	1,864	1,570
Benefits paid	(1,754)	(2,423)	(3,747)
Fair value of plan assets at end of year	$9,280	$8,168	$7,859

Funded status at end of year	$(10,981)	$(12,495)	$(12,228)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	Year Ended August 31,
	2021	2020	2019
Amounts recognized in consolidated balance sheets
Noncurrent assets	$—	$—	$—
Current liabilities	(1,565)	(1,565)	(1,743)
Noncurrent liabilities	(9,416)	(10,930)	(10,485)
Net amount recognized in consolidated balance sheets	$(10,981)	$(12,495)	$(12,228)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$17,898	$18,307	$18,244
Projected benefit obligations	$20,261	$20,663	$20,087
Plan assets at fair value	$9,280	$8,168	$7,859

Amounts recognized in accumulated other comprehensive income
Prior service cost	$40	$44	$47
Net actuarial loss	9,674	10,595	9,638
Adjustment to pre-tax accumulated other comprehensive income	$9,714	$10,639	$9,685

	Year Ended August 31,
	2021	2020	2019
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss	$(884)	$711	$1,863
Amortization of loss	(656)	(664)	(472)
Supplemental plan assumption change	619	1,065	(620)
Amortization of prior service cost	(3)	(3)	(3)
Effect of settlement on accumulated other comprehensive income	—	(155)	(511)
Total recognized in other comprehensive income	(924)	954	257

Net periodic pension cost	975	1,178	1,537

Total recognized in net periodic pension cost and other comprehensive income	$51	$2,132	$1,794

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$3	$3	$3
Net actuarial loss	593	656	500

Prior service cost arose from the amendment of the plan’s benefit schedules to comply with the Tax Reform Act of 1986 and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Components of net periodic pension cost for the fiscal years ended August 31, 2021, 2020 and 2019 included the following:

	2021	2020	2019
Components of net periodic benefit cost
Service cost	$366	$295	$283
Interest cost	341	451	696
Expected return on plan assets	(391)	(390)	(428)
Amortization of prior service cost	3	3	3
Amortization of accumulated loss	656	664	472
Curtailment and settlement loss	—	155	511
Net periodic benefit cost	$975	$1,178	$1,537

Weighted average assumptions used to determine benefit obligations as of August 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Discount rate
Qualified plan	2.15%	1.92%	2.58%
Supplemental plan	1.95%	1.65%	2.37%
NEPTCO plan	—%	—%	2.29%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

Weighted average assumptions used to determine net periodic benefit cost for the years ended August 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Discount rate
Qualified plan	1.92%	2.58%	3.80%
Supplemental plan	1.65%	2.37%	3.57%
NEPTCO plan	—%	2.29%	3.59%
Expected long-term return on plan assets
Qualified plan	5.25%	5.60%	5.40%
Supplemental plan	—%	—%	—%
NEPTCO plan	—%	5.60%	5.40%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The Company estimates that each 100-basis point reduction in the discount rate would result in additional (decreased) net periodic pension cost, the Company’s primary pension obligation, of approximately $41 for the Qualified Plan and ($49) for the Supplemental Plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100-basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $75 for the Qualified Plan. No rate of return is assumed for the Supplemental Plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

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

The Qualified Plan assets are invested in a diversified mix of both domestic and foreign equity investments and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company’s expected return for the Qualified Plan is 4.85%. To determine the expected long-term rate of return on the assets for the Qualified Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

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

The Qualified Plan has the following target allocation and weighted average asset allocations as of August 31, 2021, 2020 and 2019:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2021	2020	2019
Equity securities	10-80%	46%	49%	44%
Debt securities	20-70%	54%	51%	56%
Other	0-100%	—%	—%	—%
Total	100%	100%	100%	100%

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

Given the plan’s termination and full payout in 2020, the plan no longer holds assets as of August 31, 2021 and 2020. The NEPTCO Pension Plan had the following target allocation and weighted average asset allocations as of August 31, 2021, 2020 and 2019:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2021	2020	2019
Equity securities	10-80%	—%	—%	44%
Debt securities	20-70%	—%	—%	56%
Other	0-100%	—%	—%	—%
Total	100%	—%	—%	100%

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

The following table presents the Company’s pension plan assets at August 31, 2021 and 2020 by asset category:

		Fair value measurements at				Fair value measurements at
		August 31, 2021				August 31, 2020
			Significant				Significant
		Quoted prices	other	Significant		Quoted prices	other	Significant
		in active	observable	unobservable		in active	observable	unobservable
	August 31,	markets	inputs	inputs	August 31,	markets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)	2020	(Level 1)	(Level 2)	(Level 3)
Asset Category
Equity securities	$4,241	$4,241	$—	$—	$3,986	$3,986	$—	$—
Debt securities	5,039	5,039	—	—	4,182	4,182	—	—

Total	$9,280	$9,280	$—	$—	$8,168	$8,168	$—	$—

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

Estimated Future Benefit Payments

The following pension benefit payments (which include expected future service) are assumed to be paid in each of the following fiscal years based on the participants’ normal retirement age, and giving consideration to the termination of the NEPTCO Pension plan:

Year ending August 31,	Pension Benefits
2022	$3,150
2023	2,333
2024	1,997
2025	1,818
2026	1,785
2027-2031	$4,875

The Company contributed $1,565, $1,864 and $1,570 to fund its obligations under the pension plans for the years ended August 31, 2021, 2020 and 2019, respectively, including final cash outlays related to the termination of the NEPTCO plan in fiscal 2020. The Company plans to make the necessary contributions during fiscal 2022 to ensure its pension plans continue to be adequately funded given the current market conditions and does not anticipate a material change from amounts contributed during the current fiscal year.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 10—Stockholders’ Equity

2013 Equity Incentive Plan

In October 2012, the Company adopted, and the stockholders subsequently approved, the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2013 Plan was initially 1,200,000. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2021, 949,220 shares remained available for future grant under the 2013 Plan.

2005 Incentive Plan

In November 2005, the Company adopted, and the stockholders subsequently approved, the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2005 Plan was initially 1,000,000. The Company is no longer granting equity awards under the 2005 Plan. Options to purchase 34,076 shares of common stock remained outstanding under the 2005 Plan as of August 31, 2021.

Restricted Stock

Employees and Executive Management

During the first quarter of fiscal 2016, a grant of 5,000 restricted shares was made to a non-executive member of management with a vesting date of October 20, 2020. Compensation expense was recognized on a ratable basis over the vesting period.

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

In August 2016, the Board of Directors of the Company also approved equity retention agreements with certain executive officers. The equity-based retention agreements had a grant date of September 1, 2016. In addition to the stock option component described below, the equity retention agreements contained a time-based restricted stock grant of 16,312 shares in the aggregate, with 7,768 shares having a vesting date of August 31, 2019, and 8,544 shares initially having a vesting date of August 31, 2021. The latter award was amended in August 2017 to vest in five equal annual installments over the five-year period following the grant date. Compensation expense was recognized on a ratable basis over the vesting period.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

During the first quarter of fiscal 2017, additional grants totaling 8,805 shares of restricted stock were issued to non-executive members of management with a vesting date of August 31, 2021. Compensation expense was recognized on a ratable basis over the vesting period.

In August 2017, the Board of Directors of the Company approved the fiscal year 2018 LTIP for the executive officers and other members of management. The 2018 LTIP was an equity-based plan with a grant date of September 1, 2017. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service-based restricted stock grant of 4,249 shares in the aggregate, subject to adjustment based on fiscal 2018 results, with a vesting date of August 31, 2020, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,473 shares in the aggregate, with a vesting date of August 31, 2020, for which compensation expense was recognized on a ratable basis over the vesting period.

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

In August 2018, the Board of Directors of the Company approved the fiscal year 2019 LTIP for the executive officers and other members of management. The 2019 LTIP was an equity-based plan with a grant date of September 1, 2018. In addition to the stock option component described below, the plan contained the following restricted stock components: (a) a performance and service-based restricted stock grant of 3,541 shares in the aggregate, subject to adjustment based on fiscal 2019 results, with a vesting date of August 31, 2021, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,068 shares in the aggregate, with a vesting date of August 31, 2021, for which compensation expense was recognized on a ratable basis over the vesting period.

In September 2018, restricted stock in the amount of 2,472 shares related to a first quarter of fiscal 2017 grant was forfeited in conjunction with the termination of employment of a non-executive member of management of the Company.

During the fourth quarter of fiscal 2019, an additional grant of restricted stock was made related to the 2019 LTIP grant in conjunction with an amendment to the equity compensation program for a promoted employee. The additional grant contained the following restricted stock components: (a) a performance and service-based restricted stock grant of 211 shares in the aggregate, subject to adjustment based on fiscal 2019 results, with a vesting date of August 31, 2021, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 132 shares in the aggregate, with a vesting date of August 31, 2021, for which compensation expense was recognized on a ratable basis over the vesting period.

In August 2019, restricted stock in the amount of 833 shares related to the 2019 LTIP grant was forfeited in conjunction with an amendment in the equity compensation agreement of an employee.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Based on the fiscal year 2019 financial results, 2,694 shares of restricted stock already granted under the 2019 LTIP were forfeited subsequent to the end of fiscal year 2019 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award. Compensation expense relating to the remaining portion was recognized on a ratable basis over the vesting period.

In August 2019, the Board of Directors of the Company approved the fiscal year 2020 LTIP for the executive officers and other members of management. The 2020 LTIP is an equity-based plan with a grant date of September 1, 2019 and contains the following equity components: (a) a performance and service-based restricted stock grant of 3,697 shares in the aggregate, subject to adjustment based on fiscal 2020 results, with a vesting date of August 31, 2022, for which compensation expense is being recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,689 shares in the aggregate, with a vesting date of August 31, 2022, for which compensation expense is being recognized on a ratable basis over the vesting period.

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

During the second quarter of fiscal 2020, additional grants of 432,616 and 18,720 shares of restricted stock (total of 19,768) were issued to non-executive members of management with vesting dates of December 31, 2021, 2022 and 2024, respectively. Compensation expense is being recognized on a ratable basis over the vesting period.

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

In August 2020, the Board of Directors of the Company approved the fiscal year 2021 LTIP for the executive officers and other members of management. The 2021 LTIP is an equity-based plan with a grant date of September 1, 2020 and contains the following equity components: (a) a performance and service-based restricted stock grant of 3,798 shares in the aggregate, subject to adjustment based on fiscal 2021 results, with a vesting date of August 31, 2023, for which compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 4,919 shares in the aggregate, with a vesting date of August 31, 2023, for which compensation expense is recognized on a ratable basis over the vesting period.

In the first quarter of 2021, restricted stock in the amount of 952 shares related to the second quarter of fiscal 2020 grant was forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

In January 2021, restricted stock in the amount of 4,409 shares of common stock were forfeited in conjunction with the termination without cause of a now former executive of the Company.

In February 2021, a performance and service-based restricted stock grant totaling 521 shares, and a time-vesting restricted stock grant in the amount of 261 shares was granted in conjunction with the appointment of a new executive of the Company. The restricted shares vest on the same terms as those granted under the 2021 LTIP in September 2020. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In the fourth quarter of 2021, restricted stock in the amount of 447 shares related to the second quarter of fiscal 2020 grant was forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

Non-employee Consultants and Advisors

In February 2021, restricted stock in the amount of 2,306 shares were granted to a consultant of the Company, with a two-year vesting term including continued service requirements. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

Non-employee Board of Directors

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

A summary of the transactions of the Company’s restricted stock plans for the years ended August 31, 2021, 2020 and 2019 is presented below:

	Non Employee Directors	Weighted Average Grant Date Fair Value	Non Employee Consultants and Advisors	Weighted Average Grant Date Fair Value	Officers and Employees	Weighted Average Grant Date Fair Value
Unvested restricted stock at August 31, 2018	2,779	$101.05	—		65,579	$61.85
Granted	4,599	$101.92	—		7,524	$121.64
Vested	(2,779)	$101.05	—		(25,443)	$65.79
Forfeited or cancelled	—		—		(3,305)	$79.39
Unvested restricted stock at August 31, 2019	4,599	$101.92	—		44,355	$67.18
Granted	4,906	$95.59	—		43,841	$108.47
Vested	(4,599)	$101.92	—		(25,195)	$61.51
Forfeited or cancelled	—		—		(3,126)	$123.19
Unvested restricted stock at August 31, 2020	4,906	$95.59	—		59,875	$97.72
Granted	4,635	$104.09	2,306	$108.42	9,499	$98.10
Vested	(5,016)	$95.59	—		(19,978)	$80.13
Forfeited or cancelled	—		—		(6,195)	$103.86
Unvested restricted stock at August 31, 2021	4,525	$104.09	2,306	$108.42	43,201	$107.37

Stock Options

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

In August 2018, the Board of Directors of the Company approved the fiscal year 2019 LTIP for the executive officers and other members of management. The 2019 LTIP was an equity-based plan with a grant date of September 1, 2018 and included options to purchase 8,603 shares of common stock in the aggregate with an exercise price of $123.95 per share. The options vested in three equal annual installments ending on August 31, 2021. Of the options granted, 3,927 options will expire on August 31, 2028, and 4,676 options will expire on September 1, 2028. Compensation expense was recognized over the period of the award consistent with the vesting terms.

During the fourth quarter of fiscal 2019, an additional grant of 483 options to purchase shares of common stock with an exercise price of $99.38 per share was made related to the 2019 LTIP grant and in conjunction with an amendment to the equity compensation program for a promotion of an employee. The options vested in three equal installments on August 31, 2019, 2020 and 2021, and will expire on August 31, 2028. Compensation expense was recognized on a ratable basis over the vesting period.

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

In August 2019, the Board of Directors of the Company also approved equity retention agreements with certain executive officers. The equity-based retention agreements have a grant date of September 1, 2019 and contain stock options to purchase 53,642 shares of common stock in the aggregate with an exercise price of $100.22 per share. The options will cliff vest on August 31, 2022 and will expire on August 31, 2029. Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2020, the Board of Directors of the Company approved the fiscal year 2021 LTIP for the executive officers and other members of management. The 2020 LTIP is an equity-based plan with a grant date of September 1, 2020 and included options to purchase 14,845 shares of common stock in the aggregate with an exercise price of $97.57 per share. The options vest in three equal annual installments ending on August 31, 2023. Of the options granted, 5,391 options will expire on August 31, 2030, and 9,454 options will expire on September 1, 2030. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

In January 2021, options to purchase 18,129 shares of common stock were forfeited in conjunction with the termination without cause of a now former executive of the Company. Options to purchase an additional 306 shares of common stock were forfeited in April 2021 related to this same termination.

In February 2021, options to purchase 749 shares of common stock with an exercise price of $104.04 per share were granted in conjunction with the appointment of a new executive of the Company. The stock options vest on the same terms as those granted in September 2020 under the 2021 LTIP. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes information about stock options outstanding as of August 31, 2021:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$16.00	2,533	1.1	$16.00	$250	2,533	$16.00	$250
$29.72	10,925	2.0	$29.72	$926	10,925	$29.72	$926
$35.50	13,372	3.0	$35.50	$1,056	13,372	$35.50	$1,056
$39.50	12,753	4.0	$39.50	$956	12,753	$39.50	$956
$64.37	32,920	5.0	$64.37	$1,650	32,920	$64.37	$1,650
$93.50	8,704	6.0	$93.50	$183	8,704	$93.50	$183
$97.57	13,579	9.0	$97.57	$230	4,526	$97.57	$77
$100.22	50,024	8.0	$100.22	$714	7,972	$100.22	$114
$104.00	606	6.5	$104.00	$6	606	$104.00	$6
$104.04	749	9.0	$104.04	$8	250	$104.04	$3
$123.95	8,144	7.0	$123.95	$—	8,144	$123.95	$—
	154,309	6.0	$76.24	$5,979	102,705	$64.41	$5,221

Options are granted with an exercise price that is equal to the closing market value of the Company’s common stock on the day preceding the grant date, which is determined not to be materially different from the opening market value on the date of grant.

A summary of the transactions of the Company’s stock option plans for the years ended August 31, 2021, 2020 and 2019 is presented below:

	Officers and Employees	Weighted Average Exercise Price
Options outstanding at August 31, 2018	99,190	$50.17
Granted	9,086	$122.64
Exercised	(7,022)	$42.86
Forfeited or cancelled	—
Options outstanding at August 31, 2019	101,254	$57.18
Granted	67,060	$100.22
Exercised	(3,618)	$34.21
Forfeited or cancelled	—
Options outstanding at August 31, 2020	164,696	$75.21
Granted	15,594	$97.88
Exercised	(7,546)	$38.79
Forfeited or cancelled	(18,435)	100.62
Options outstanding at August 31, 2021	154,309	$76.24
Options exercisable at August 31, 2021	102,705	$64.41

The weighted average grant date fair value of options granted in the years ended August 31, 2021, 2020 and 2019 was $34.45, $29.79 and $40.12 per share, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The total pretax intrinsic value of stock options exercised was $558, $311 and $403 for the years ended August 31, 2021, 2020, and 2019, respectively.

Excluding the effects of common stock reserved for issuance upon exercise of the 154,309 outstanding options, there were 949,220 shares of common stock available for future issuance under the Company’s 2013 Equity Incentive Plan on August 31, 2021. Based on historic experience, management estimates all outstanding stock options will vest.

The income tax benefit realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was $114, $149 and $157 for the years ended August 31, 2021, 2020 and 2019, respectively.

As of August 31, 2021, unrecognized expense related to all stock-based compensation described above was $3,687 (including $3,076 for restricted stock and $611 for stock options), which will be recognized over the next four fiscal years.

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

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are generally used in, or integrated into, another company’s product. Demand for the segment’s product offerings is typically dependent upon general economic conditions. This segment leverages the core specialty chemical competencies of the Company, and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 1, 2020, the Adhesives, Sealants and Additives segment includes the acquired operations of ABchimie, within the electronic and industrial coatings product line and beginning February 5, 2021, the acquired operations of ETi, within the functional additives product line.

The Industrial Tapes segment features wire and cable materials, specialty tapes, and other laminated and coated products. The segment derives its competitive advantage through its proven chemistries, diverse specialty offerings and the reliability its supply chain offers to end customers. These products are generally used in the assembly of other manufacturers’ products, with demand typically dependent upon general economic conditions. This segment sells mostly to established markets, with some exposure to growth opportunities through further development of existing products. Markets served include cable manufacturing, utilities and telecommunications, and electronics packaging. The segment’s offerings include insulating and conducting materials for wire and cable manufacturers, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cable and water and natural gas lines, and cover tapes essential to delivering semiconductor components via tape and reel packaging.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following tables summarize information about the Company’s segments:

	Years Ended August 31,
	2021		2020		2019
Revenue
Adhesives, Sealants and Additives	$126,864		$96,208		$104,796
Industrial Tapes	120,873		118,960		129,845
Corrosion Protection and Waterproofing	45,599		45,994		46,710
Total	$293,336		$261,162		$281,351

Income before income taxes
Adhesives, Sealants and Additives	$36,520	(a)	$25,953		$27,142	(g)
Industrial Tapes	37,407		31,237	(d)	28,216	(h)
Corrosion Protection and Waterproofing	15,913	(b)	16,638	(e)	15,909	(i)
Total for reportable segments	89,840		73,828		71,267
Corporate and common costs	(31,246)	(c)	(28,508)	(f)	(27,714)	(j)
Total	$58,594		$45,320		$43,553

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$116		$98		$177
Depreciation	1,065		994		1,467
Amortization	10,685		9,313		9,359

Industrial Tapes
Interest	$83		$111		$216
Depreciation	1,718		1,746		1,755
Amortization	1,537		1,800		1,800

Corrosion Protection and Waterproofing
Interest	$98		$37		$126
Depreciation	588		615		674
Amortization	636		463		1,286
(a)	Includes $1,664 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $977 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during fiscal 2021
(b)	Includes expense of $100 for the write-down of certain assets under construction
(c)	Includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi
(d)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first six months of fiscal 2020
(e)	Includes $170 gain on the refund of a payment made in fiscal 2019 related to engineering studies performed to assess potential operational changes and further plant rationalization and consolidation and an expense of $405 for the write-down of certain assets under construction
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
(g)	Includes $2,410 of loss on impairment of goodwill related to the Company’s polyurethane dispersions business
(h)	Includes $260 of expense related to the closure and exit of our Pawtucket, RI location recognized in the first quarter of fiscal 2019, and $526 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the second half of fiscal 2019
(i)	Includes $200 of expense related to engineering studies performed to assess potential future operational changes and further plant rationalization and consolidation, see note (e)
(j)	Includes $511 of pension-related settlement costs due to the timing of lump-sum distributions

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	August 31,	August 31,
	2021	2020
Total Assets
Adhesives, Sealants and Additives	$161,968	$129,457
Industrial Tapes	72,301	71,229
Corrosion Protection and Waterproofing	31,067	32,642
Total for reportable segments	265,336	233,328
Corporate and common assets	138,823	113,502
Total	$404,159	$346,830

Note 12—Export Sales and Foreign Operations

Export sales from continuing domestic operations to unaffiliated third parties were $33,439, $30,067 and $30,582 for the years ended August 31, 2021, 2020 and 2019, respectively. The increase in export sales in fiscal 2021 against fiscal 2020 in a reflection of the overall year-over-year increase in sales results.

The Company’s products are sold worldwide. Revenue for the years ended August 31, 2021, 2020 and 2019, are attributed to operations located in the following countries:

	Years Ended August 31,
	2021	2020	2019
Revenue
United States	$245,476	$226,690	$248,281
United Kingdom	24,846	20,543	17,504
All other foreign (1)	23,014	13,929	15,566
Total	$293,336	$261,162	$281,351

(1)	Inclusive of sales originated from the Company’s French locations (including ABchimie for fiscal 2021), royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

As of August 31, 2021 and 2020, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization in the following countries:

	August 31,	August 31,
	2021	2020
Long-Lived Assets
United States
Property, plant and equipment, net	$20,990	$22,427
Goodwill and Intangible assets, less accumulated amortization	115,936	117,930

United Kingdom
Property, plant and equipment, net	2,174	2,320
Goodwill and Intangible assets, less accumulated amortization	3,905	4,403

All other foreign
Property, plant and equipment, net	1,103	827
Goodwill and Intangible assets, less accumulated amortization	24,979	1,269

Total
Property, plant and equipment, net	$24,267	$25,574
Goodwill and Intangible assets, less accumulated amortization	$144,820	$123,602

Note 13—Supplemental Cash Flow Data

Supplemental cash flow information for the years ended August 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Income taxes paid	$17,074	$11,186	$11,714
Interest paid	$245	$230	$728

Noncash Investing and Financing Activities
Common stock received for payment of stock option exercises	$206	$123	$119
Property, plant and equipment additions included in accounts payable	$256	$92	$67

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Supplemental cash flow information as related to acquisitions and divestitures for the years ended August 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Acquisition of Emerging Technologies, Inc (ETi)
Accounts receivable	$481
Inventory	919
Prepaids and other current assets	8
Property, plant & equipment	7
Goodwill	2,451
Intangible assets	6,650
Accounts payable and accrued liabilities	(519)
Other liabilities (due to sellers)	(1,000)
Payments for acquisitions	(8,997)

Acquisition of ABchimie
Accounts receivable	$697
Inventory	239
Prepaids and other current assets	696
Property, plant & equipment	245
Goodwill	13,055
Intangible assets	12,055
Operating lease right-of-use asset	473
Deferred tax liability	(3,387)
Accounts payable and accrued liabilities	(431)
Operating lease liabilities (inclusive of short- and long-term)	(473)
Other liabilities (due to sellers)	(928)
Payments for acquisitions, net of cash received	(22,241)

Sale of Randolph, MA Property
Asset held for sale		$(14)
Gain on sale of real estate		(1,791)
Cash received from sale of real estate, net		1,805

Sale of Pawtucket, RI Location
Asset held for sale		$(1,050)
Gain on sale of real estate		(760)
Cash received from sale of real estate, net		1,810

Sale of Fiber Optic Cable Components Product Line
Due from sale of business			$(400)
Cash received from sale of product line, net of transaction costs			400

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 14—Acquisitions

Acquisition of Emerging Technologies, Inc. (“ETi”)

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997, comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after the purchase (included in accrued expenses at August 31, 2021), subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs in fiscal 2021 associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company is currently in the process of finalizing purchase accounting regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, and anticipates completion within the first half of fiscal 2022. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment. The ETi acquisition does not represent a significant business combination so pro forma financial information is not provided.

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

Acquisition of ABchimie

On September 1, 2020 (first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 and with a performance-based earn out (measured over four years post-acquisition) potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). The Company accrued $2,537 at August 31, 2021 within Other liabilities on the consolidated balance sheet related to its current estimate of the earn out. Following its initial recording at the acquisition date, a $1,664 increase in the performance-based earn out accrual was recorded within Loss on contingent consideration in the condensed consolidated statement of operations for the year ended August 31, 2021. See Note 16 to the consolidated financial statements for additional information on the estimate of contingent consideration payable.

ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded with available cash on hand. The financial results of the business are included in the Company's fiscal 2021 financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company finalized purchase accounting during the fourth quarter of fiscal 2021, with no significant change to amounts initially recorded. The ABchimie acquisition does not represent a significant business combination so pro forma financial information is not provided.

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

Note 15—Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” adopted September 1, 2018 (beginning of fiscal 2019). This revenue is generated from the manufacture of specialty chemical products including coatings, linings, adhesives, sealants, specialty tapes, polymers and laminates. Certain of these manufactured products can incorporate customer-owned materials. The Company also recognizes, to a lesser extent, revenue through royalties and commissions from licensed manufacturers and from providing custom manufacturing-related services. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers, which can be either at a point in time or over time based on contractual terms with customers. Revenue is generally recognized at a point in time when control passes upon either shipment to or receipt by the customer of the Company’s products, while revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition.

Contract Balances

The Company’s contract assets primarily relate to unbilled revenue for products currently in production at the Company’s facilities and which incorporate customer-owned material. Revenue is recognized in advance of billing to the customer in these specific circumstances, whereas billing is typically performed at the time of shipment to or receipt by the customer. Contract assets are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. The following table presents contract assets by reportable operating segment as of August 31, 2021 and 2020:

	August 31,	August 31,
	2021	2020
Contract Assets
Adhesives, Sealants and Additives	$21	$20
Industrial Tapes	82	21
Corrosion Protection and Waterproofing	25	41
Total	$128	$82

The Company did not have any contract liabilities as of August 31, 2021 and 2020.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the years ended August 31, 2021, 2020 and 2019 was as follows:

	Year Ended August 31, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$76,388	$106,084	$37,879	$220,351
Asia	28,033	7,903	4,933	40,869
Europe	21,846	4,657	2,591	29,094
All other foreign	597	2,229	196	3,022
Total Revenue	$126,864	$120,873	$45,599	$293,336

	Year Ended August 31, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$64,711	$105,911	$36,252	$206,874
Asia	17,877	7,150	6,361	31,388
Europe	13,201	3,286	3,047	19,534
All other foreign	419	2,613	334	3,366
Total Revenue	$96,208	$118,960	$45,994	$261,162

	Year Ended August 31, 2019
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$70,320	$117,955	$37,463	$225,738
Asia	19,430	7,126	6,524	33,080
Europe	14,773	2,637	2,455	19,865
All other foreign	273	2,127	268	2,668
Total Revenue	$104,796	$129,845	$46,710	$281,351

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of August 31, 2021 and 2020 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of August 31, 2021 and 2020:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	August 31, 2021	$2,260	$2,016	$244	$—

Restricted investments	August 31, 2020	$1,619	$1,395	$224	$—

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of August 31, 2021 and 2020:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	August 31, 2021	$—	$—	$—	$—
Contingent consideration	August 31, 2021	$2,537	$—	$—	$2,537

Long-term debt	August 31, 2020	$—	$—	$—	$—
Contingent consideration	August 31, 2020	$—	$—	$—	$—

The long-term debt (including any current portion of long-term debt) had no outstanding balance as of August 31, 2021 and 2020. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 6 to the consolidated financial statements for additional information on long-term debt.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the then fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss on contingent consideration on the consolidated statement of operations until the liability is settled. As of August 31, 2021, the liability increased to $2,537 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date. See Note 14 to the consolidated financial statements for additional information on the acquisition of ABchimie.

Note 17—Net Income Per Share

The determination of earnings per share under the two-class method is as follows:

	Years Ended August 31,
	2021	2020	2019
Net income	$44,920	$34,157	$32,711
Less: Allocated to participating securities	309	273	257
Available to common shareholders	$44,611	$33,884	$32,454
Basic weighted average shares outstanding	9,383,085	9,359,940	9,334,232
Additional dilutive common stock equivalents	45,331	79,810	44,975
Diluted weighted average shares outstanding	9,428,416	9,439,750	9,379,207
Net income available to common shareholders, per common and common equivalent share
Basic	$4.75	$3.62	$3.48
Diluted	$4.73	$3.59	$3.46

For the years ended August 31, 2021, 2020 and 2019, stock options to purchase 59,508, 11,183 and 12,901 shares of common stock were outstanding but were not included in the calculation of diluted net income per share because their inclusion would be antidilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 18—Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2019	$154	$(6,271)	$(8,207)	$(14,324)

Other comprehensive gains (losses) before reclassifications	143	(1,278)	3,163	2,028
Reclassifications to net income of previously deferred (gains) losses	(28)	620	—	592
Other comprehensive income (loss)	115	(658)	3,163	2,620

Adoption of ASU 2018-02	—	(1,388)	—	(1,388)

Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

Other comprehensive gains (losses) before reclassifications	297	(159)	1,295	1,433
Reclassifications to net income of previously deferred (gains) losses	(48)	497	—	449
Other comprehensive income (loss)	249	338	1,295	1,882

Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income:

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Year Ended	Year Ended	Location of Gain (Loss) Reclassified from Accumulated
	August 31, 2021	August 31, 2020	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(65)	$(37)	Selling, general and administrative expenses
Tax expense (benefit)	17	9
Gain net of tax	$(48)	$(28)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$659	$667	Other income (expense)
Settlement and curtailment loss	—	155	Other income (expense)
Tax expense (benefit)	(162)	(202)
Loss net of tax	$497	$620

Total net loss reclassified for the period	$449	$592

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

Note 20—Operations Optimization Costs

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to the adhesive systems initiative during the second half of fiscal 2021, with the majority of future costs anticipated to occur in the first half of fiscal 2022.

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease in Newark, CA terminated in fiscal 2021. The Company recognized $977 in expense related to the move in the nine-month period, ended August 31, 2021, and future costs related to this move are not anticipated to be significant to the consolidated financial statements.

Strategic Actions Taken Related to COVID-19

Fiscal 2020 saw the global spread of the coronavirus pandemic (COVID-19), which grew to create significant volatility, uncertainty and global economic disruption. During the third fiscal quarter of 2020, the Company implemented changes to its cost structure designed to address market changes brought on by COVID-19 and demonstrate its commitment to fiscal prudence: (a) the Company made a targeted reduction in its global workforce, contemplated pre-pandemic but catalyzed by COVID-19, which resulted in the recognition of $183 in severance costs during the period; and (b) the Company also instituted a temporary 20% reduction in the base salaries of its named executive officers and select members of senior management, as well as the cash compensation of the non-employee members of its Board of Directors. The reduction in force, which impacted operations in the Company’s U.S. facilities, and the adjustments in compensation, were both effective May 2020. The temporary executive and Board of Director compensation reductions were lifted on December 1, 2020, retroactive to September 1, 2020.

ERP System Upgrade

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase Corporation is currently reviewing the data and recommendations provided by the study and may further utilize third-party engineering, IT and other professional services firms in the future for similar work, as well as work around the facilities rationalization and consolidation initiative. The Company recognized $150 in expense related to these services in the first quarter of fiscal 2020, with no expense recognized in subsequent periods.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Relocation of Pulling and Detection Manufacturing to Hickory, NC

During the third quarter of fiscal 2019, Chase Corporation began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559 in expense related to the move in the first half of fiscal 2020, having recognized $526 in expense during the second half of fiscal 2019. No costs were recognized in the second half of fiscal 2020 or in the year-ended August 31, 2021, and future costs related to this move are not anticipated to be significant to the consolidated financial statements.

Engineering Studies Related to Facility Consolidation and Rationalization Initiative

During the fourth quarter of fiscal 2019, the Company commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s facility rationalization and consolidation initiative. Chase Corporation completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020 (prior year). The Company recognized $200 in expense related to these services in fiscal 2019, and a gain of $170 in fiscal 2020, as certain amounts expensed in fiscal 2019 were refunded. Also in the fourth quarter of fiscal 2020 and related to the recommendations of the commissioned engineering studies, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $405 related to the machinery. The Company recognized an additional $100 in the fourth quarter of fiscal 2021, to fully write-down the equipment’s value. The Company may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

Closure of Pawtucket, RI Facility

On June 25, 2018, the Company announced to its employees the planned closing of its Pawtucket, RI manufacturing facility effective August 31, 2018. This is in line with the Company’s ongoing efforts to consolidate its manufacturing plants and streamline its existing processes. The manufacture of products previously produced in the Pawtucket, RI facility was substantially moved to Company facilities in Oxford, MA and Lenoir, NC during a two-month transition period. In the fourth quarter of fiscal 2018, the Company expensed $1,272 related to the closure. The Company also recognized $260 in expense related to the move in the three-month period ended November 30, 2018 (fiscal 2019), with no additional expense recognized in the remainder of fiscal 2019. The Company completed the sale of its Pawtucket, RI location to a third party in the third quarter of fiscal 2020 for net proceeds totaling $1,810, recognizing a gain on sale of real estate of $760. Also, during the third quarter of fiscal 2020, the Company recognized $85 in final Pawtucket, RI transition and exit costs, with no further costs related to this initiative anticipated in future periods.

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

Note 22—Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s accounts receivable and sales return reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2021	$438	$751	$(738)	$451
August 31, 2020	$739	$921	$(1,222)	$438
August 31, 2019	$559	$1,775	$(1,595)	$739

The following table sets forth activity in the Company’s warranty reserve (the warranty reserve is included within accrued expenses on the consolidated balance sheet):

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2021	$—	$—	$—	$—
August 31, 2020	$37	$—	$(37)	$—
August 31, 2019	$—	$37	$—	$37

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of August 31, 2021. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of August 31, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2021, the Company continued the process of refining financial internal controls on the operations associated with ABchimie, acquired in September 2020, and Emerging Technologies, Inc. (ETi), acquired in February 2021.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Chase Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Chase Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of August 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended August 31, 2021, and our report dated November 15, 2021 expressed an unqualified opinion on those financial statements.

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

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

November 15, 2021

Item 9b – Other Information

Not applicable.

Item 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company’s code of ethics applicable to senior management, procedures for shareholder nominations to the Company’s Board of Directors, and the Company’s Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2021. Information regarding the Company’s executive officers found in the section captioned “Information About Our Executive Officers” in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

Item 11 – Executive Compensation

The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company’s Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2021.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2021.

The following table summarizes the Company’s equity compensation plans as of August 31, 2021. Further details on the Company’s equity compensation plans are discussed in the notes to the Consolidated Financial Statements. The adoption of each of the Company’s equity compensation plans was approved by its shareholders.

	Number of shares of	Weighted
	Chase common	average exercise	Number of shares of
	stock to be issued	price of	Chase common stock
	upon the exercise of	outstanding	remaining available for
	outstanding options	options	future issuance

2005 Incentive Plan	34,076	$33.05	—
2013 Equity Incentive Plan	120,233	88.49	949,220
Total	154,309	$76.24	949,220

Item 13 – Certain Relationships and Related Transactions, and director independence

The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company’s Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2021.

Item 14 – Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K, relating to fees paid to the Company’s independent registered public accounting firm and pre-approval policies of the Company’s Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2021.

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

10.1

Amended and Restated Stock Agreement dated as of August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company’s current report on Form 8-K filed on September 2, 2004).*

10.2

Chase Corporation Employee’s Supplemental Pension Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008). *

10.3.1

Chase Corporation Employee’s Supplemental Savings Plan, as Amended and Restated Effective December 31, 2016 (incorporated by reference from Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed on November 12, 2020).*

10.3.2

Amendment No. 1 to the Amended and Restated Chase Corporation Employee’s Supplemental Savings Plan, dated July 15, 2020 (incorporated by reference from Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed on November 12, 2020).*

10.3.3

Amendment No. 2 to the Chase Corporation Employee’s Supplemental Savings Plan, dated April 6, 2021 (incorporated by reference to Exhibit 10.3.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2021, filed on July 12, 2021).*

10.4

Chase Corporation Non-Qualified Retirement Savings Plan for the Board of Directors, amended and restated effective January 1, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed on April 9, 2009). *

10.5

Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, filed on July 17, 2006).*

10.6

Amended and Restated Severance Agreement between the Company and Adam P. Chase dated January 2, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K on January 8, 2018). *

10.7

Separation Agreement between the Company and Christian J. Talma effective January 15, 2021 (incorporated by reference from Exhibit 10.7.2 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2021, filed on April 8, 2021).*

10.8.1

Offer letter dated January 28, 2021 by and between Chase Corporation and Michael J. Bourque (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K on February 3, 2021).*

10.8.2

Severance Agreement between the Company and Michael J. Bourque dated January 27, 2021 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2021, filed on July 12, 2021).*

10.8.3	Offer letter dated July 6, 2020 by and between Chase Corporation and Jeffery D. Haigh*

10.8.4	Severance Agreement between the Company and Jeffery D. Haigh dated November 11, 2021.*

10.9.1	2005 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 9, 2006).*

10.9.2	2013 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit A to the Company’s 2012 Proxy Statement filed on December 21, 2012).*

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

10.10.2	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed on January 14, 2005).*

10.11.1	FY 2021 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company's current report on Form 8-K filed on August 31, 2020).*

10.11.2	FY 2021 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 99.2 to the Company's current report on Form 8-K filed on August 31, 2020).*
10.11.3	FY 2022 Chase Corporation Annual Incentive Plan.*

10.11.4	FY 2022 Chase Corporation Long Term Incentive Plan.*

10.12

Second Amended and Restated Credit Agreement, dated as of July 27, 2021 by and among Chase Corporation, NEPTCO Incorporated, the Guarantors, Bank of America, N.A., as administrative agent and Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K for filed on August 2, 2021).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Chase Corporation Annual Report on Form 10-K for the fiscal year ended August 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
November 15, 2021

By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer
November 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Chase	Executive Chairman	November 15, 2021
Peter R. Chase

/s/ Adam P. Chase	Director, President and Chief Executive Officer (Principal Executive Officer)	November 15, 2021
Adam P. Chase

/s/ Michael J. Bourque	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 15, 2021
Michael J. Bourque

/s/ Mary Claire Chase	Director	November 15, 2021
Mary Claire Chase

/s/ Thomas DeByle	Director	November 15, 2021
Thomas DeByle

/s/ John H. Derby III	Director	November 15, 2021
John H. Derby III

/s/ Chad A. McDaniel	Director	November 15, 2021
Chad A. McDaniel

/s/ Dana Mohler-Faria	Director	November 15, 2021
Dana Mohler-Faria

/s/ Joan Wallace-Benjamin	Director	November 15, 2021
Joan Wallace-Benjamin

/s/ Thomas Wroe, Jr	Director	November 15, 2021
Thomas Wroe, Jr.