Form 10-Q
period 2021-11-30
CHASE CORP
filed 2022-01-06
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2021

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

The number of shares of Common Stock outstanding as of December 31, 2021 was 9,459,685.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2021

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, statements relating to future dividend payments, as well as the expected impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's businesses. Forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2021	2021
ASSETS
Current Assets
Cash and cash equivalents	$124,234	$119,429
Accounts receivable, less allowances of $410 and $451	43,726	46,212
Inventory	47,075	41,217
Prepaid expenses and other current assets	3,808	2,851
Prepaid income taxes and refunds due	2,450	3,255
Total current assets	221,293	212,964

Property, plant and equipment, less accumulated depreciation of $51,227 and $50,666	23,752	24,267

Other Assets
Goodwill	97,124	97,866
Intangible assets, less accumulated amortization of $94,179 and $91,484	43,359	46,954
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,348	2,260
Deferred income taxes	5,110	5,265
Operating lease right-of-use asset (Note 8)	9,949	9,312
Other assets	1,145	821
Total assets	$408,530	$404,159

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,427	$19,575
Accrued payroll and other compensation	5,263	7,179
Income taxes payable	348	761
Accrued expenses	5,121	5,407
Dividend payable	9,460	—
Total current liabilities	37,619	32,922

Operating lease long-term liabilities (Note 8)	7,841	7,202
Deferred compensation	2,355	2,267
Accumulated pension obligation	9,114	9,416
Other liabilities	2,888	2,537
Deferred income taxes	3,325	3,301
Accrued income taxes	2,113	2,190

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,459,685 shares at November 30, 2021 and 9,447,905 shares at August 31, 2021 issued and outstanding	947	946
Additional paid-in capital	19,733	18,959
Accumulated other comprehensive loss	(13,301)	(11,210)
Retained earnings	335,896	335,629
Total equity	343,275	344,324
Total liabilities and equity	$408,530	$404,159

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2021	2020

Revenue
Sales	$74,192	$66,136
Royalties and commissions	818	1,040
	75,010	67,176
Costs and Expenses
Cost of products and services sold	47,281	39,605
Selling, general and administrative expenses	13,375	12,260
Research and product development costs	993	1,051
Operations optimization costs (Note 15)	59	—
Loss on contingent consideration (Note 17)	475	—

Operating income	12,827	14,260

Interest expense	(87)	(69)
Other income (expense)	377	(214)

Income before income taxes	13,117	13,977

Income taxes (Note 14)	3,390	3,140

Net income	$9,727	$10,837

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$1.03	$1.15

Diluted	$1.02	$1.14

Weighted average shares outstanding
Basic	9,397,873	9,375,819
Diluted	9,438,434	9,418,675

Annual cash dividends declared per share	$1.00	$0.80

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2021	2020
Net income	$9,727	$10,837

Other comprehensive income (loss):
Net unrealized gain (loss) on restricted investments, net of tax	(30)	70
Change in funded status of pension plans, net of tax	112	122
Foreign currency translation adjustment	(2,173)	91
Total other comprehensive income (loss)	(2,091)	283

Comprehensive income	$7,636	$11,120

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792
Restricted stock grants, net of forfeitures	7,378	1	(1)			—
Amortization of restricted stock grants			569			569
Amortization of stock option grants			248			248
Exercise of stock options	2,532	—	40			40
Common stock received for payment of stock option exercises	(386)	—	(40)			(40)
Common stock retained to pay statutory minimum withholding taxes on common stock	(2,325)	—	(226)			(226)
Cash dividend declared, $0.80 per share					(7,557)	(7,557)
Change in funded status of pension plans, net of tax $43				122		122
Foreign currency translation adjustment				91		91
Net unrealized gain (loss) on restricted investments, net of tax $25				70		70
Net income					10,837	10,837
Balance at November 30, 2020	9,446,281	$945	$17,264	$(12,809)	$301,546	$306,946

Balance at August 31, 2021	9,447,905	$946	$18,959	$(11,210)	$335,629	$344,324
Restricted stock grants, net of forfeitures	11,780	1	(1)			—
Amortization of restricted stock grants			556			556
Amortization of stock option grants			219			219
Cash dividend declared, $1.00 per share					(9,460)	(9,460)
Change in funded status of pension plans, net of tax $37				112		112
Foreign currency translation adjustment				(2,173)		(2,173)
Net unrealized gain (loss) on restricted investments, net of tax ($10)				(30)		(30)
Net income					9,727	9,727
Balance at November 30, 2021	9,459,685	$947	$19,733	$(13,301)	$335,896	$343,275

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Three Months Ended November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,727	$10,837
Adjustments to reconcile net income to net cash provided by operating activities
Loss on contingent consideration	475	—
Depreciation	877	1,003
Amortization	3,125	3,071
Provision (recovery) of allowance for doubtful accounts	(40)	41
Stock-based compensation	775	817
Realized gain on restricted investments	(7)	(5)
Deferred taxes	34	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	2,272	(1,253)
Inventory	(6,021)	3,336
Prepaid expenses and other assets	(1,331)	(1,239)
Accounts payable	(2,024)	(701)
Accrued compensation and other expenses	(2,254)	(1,285)
Accrued income taxes	295	(570)
Net cash provided by operating activities	5,903	14,052

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(496)	(660)
Payments for acquisitions	—	(22,241)
Changes in restricted investments	(121)	(62)
Net cash used in investing activities	(617)	(22,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of taxes on stock options and restricted stock	—	(226)
Net cash used in financing activities	—	(226)

INCREASE IN CASH & CASH EQUIVALENTS	5,286	(9,137)
Effect of foreign exchange rates on cash	(481)	131
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,429	99,068
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,234	$90,062

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$—	$40
Property, plant and equipment additions included in accounts payable	$207	$159
Annual cash dividend declared	$9,460	$7,557

See accompanying notes to the unaudited condensed consolidated financial statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Chase Corporation filed audited consolidated financial statements which included all information and notes necessary for such a complete presentation for the three years ended August 31, 2021 in conjunction with its 2021 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

The results of operations for the interim period ended November 30, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2021 which are contained in the Company’s 2021 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2021, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended November 30, 2021 and 2020.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all Chase Corporation’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $241 and ($96) for the three-month periods ended November 30, 2021 and 2020, respectively.

Other Business Developments

During the first quarter of fiscal 2022, Chase took steps to prepare for the future relocation of its Corporate Headquarters to a new location also located within Westwood, MA. The move, part of the Company’s ongoing consolidation and optimization initiative, takes advantage of the new work from home hybrid realities of many of Chase’s corporate employees and is expected to provide future operational cost savings. The facility will also house research and development operations currently performed at the existing Westwood, MA location as well as those currently housed in our Woburn, MA location. Operations optimization costs of $59 related to the planned relocation were expensed in the first quarter. The relocation to the new Corporate Headquarters is anticipated to be completed during the second fiscal quarter of 2022.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the second quarter of fiscal 2021 announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to the adhesive systems initiative during the first quarter of fiscal 2022, with the majority of future costs now anticipated to occur in the second half of fiscal 2022.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997 comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after purchase, subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs during fiscal 2021 associated with this acquisition (but with no expense recognized in the first quarter of fiscal 2021). The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company finalized purchase accounting during the first quarter of fiscal 2022, with no significant change to amounts initially recorded. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977 in expense related to the move during the prior fiscal year ended August 31, 2021 (but with no expense recognized in the first quarter of fiscal 2021). This project is now substantively completed, and no expense was recognized in the first quarter of fiscal 2022. Any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

On September 1, 2020 (the first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustment, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 and with a potential earn out based on performance potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded with cash on hand. Since the effective date of the acquisition, the financial results of the business have been included in the Company's financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in Note 1 — “Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2021. See Note 2 of the condensed consolidated financial statements for a discussion of the effects of recently issued accounting pronouncements.

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Pronouncements

The Company’s significant accounting policies are detailed in Note 1 – “Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2021. The Company did not adopt any new accounting pronouncements in the first quarter of fiscal 2022.

Note 3 — Inventory

Inventory consisted of the following as of November 30, 2021 and August 31, 2021:

	November 30,	August 31,
	2021	2021
Raw materials	$28,080	$24,055
Work in process	6,631	5,928
Finished goods	12,364	11,234
Total Inventory	$47,075	$41,217

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended November 30,
	2021	2020

Basic Earnings per Share

Net income	$9,727	$10,837
Less: Allocated to participating securities	64	78
Net income available to common shareholders	$9,663	$10,759

Basic weighted average shares outstanding	9,397,873	9,375,819
Net income per share - Basic	$1.03	$1.15

Diluted Earnings per Share

Net income	$9,727	$10,837
Less: Allocated to participating securities	64	78
Net income available to common shareholders	$9,663	$10,759

Basic weighted average shares outstanding	9,397,873	9,375,819
Additional dilutive common stock equivalents	40,561	42,856
Diluted weighted average shares outstanding	9,438,434	9,418,675
Net income per share - Diluted	$1.02	$1.14

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options. For the three-month periods ended November 30, 2021 and 2020, stock options to purchase 72,690 and 91,275 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.

Note 5 — Stock-Based Compensation

In August 2020, the Board of Directors of the Company approved the fiscal year 2021 Long Term Incentive Plan (“2021 LTIP”) for the executive officers and other members of management. The 2021 LTIP is an equity-based plan with a grant date of September 1, 2020 and contains (a) a restricted stock grant of 8,717 shares in the aggregate (of which 3,798 included a performance-based vesting component and were subject to adjustment as discussed below), with a vesting date of August 31, 2023, and (b) options to purchase 14,845 shares of common stock in the aggregate with an exercise price of $97.57 per share, vesting in three equal annual installments ending on August 31, 2023.

Based on the fiscal year 2021 results, 2,633 additional shares of restricted stock were earned and granted subsequent to the end of fiscal year 2021 in accordance with the performance measurement criteria. No further performance-based measurements apply to this award. Compensation expense is being recognized on a ratable basis over the vesting period.

In August 2021, the Board of Directors of the Company approved the fiscal year 2022 Long Term Incentive Plan (“2022 LTIP”) for executive officers and other members of management. The 2022 LTIP is an equity-based plan with a grant date of September 1, 2021 and contains the following equity components:

Restricted Shares — (a) a performance and service-based restricted stock grant of 3,304 shares in the aggregate, subject to adjustment based on fiscal 2022 results, with a vesting date of August 31, 2024. Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 6,280 shares in the aggregate, with a vesting date of August 31, 2024. Compensation expense is recognized on a ratable basis over the vesting period.

Stock Options — options to purchase 12,942 shares of common stock in the aggregate with an exercise price of $114.50 per share. The options will vest in three equal annual installments beginning on August 31, 2022 and ending on August 31, 2024. The options will expire ten years after the grant date. Compensation expense is recognized over the period of the award consistent with the vesting terms.

In the first quarter of fiscal 2022, restricted stock in the amount of 437 shares related to a second quarter of fiscal 2020 grant was forfeited in conjunction with the termination of employment of a non-executive member of management of the Company.

Note 6 — Segment Data and Foreign Operations

The Company is organized into three reportable operating segments: Adhesives, Sealants and Additives; Industrial Tapes; and Corrosion Protection and Waterproofing. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets.

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are used in, or integrated into, another company’s product. Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and cleaners, customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 1, 2020, the Adhesives, Sealants and Additives segment includes the acquired operations of ABchimie, within the electronic and industrial coatings product line and beginning February 5, 2021, the acquired operations of ETi, within the functional additives product line.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2021		2020
Revenue
Adhesives, Sealants and Additives	$31,049		$30,071
Industrial Tapes	32,761		26,491
Corrosion Protection and Waterproofing	11,200		10,614
Total	$75,010		$67,176

Income before income taxes
Adhesives, Sealants and Additives	$7,597	(a)	$9,979
Industrial Tapes	9,290		7,868
Corrosion Protection and Waterproofing	4,446		4,086
Total for reportable segments	21,333		21,933
Corporate and common costs	(8,216)	(b)	(7,956)
Total	$13,117		$13,977

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$35		$30
Depreciation	243		242
Amortization	2,740		2,573

Industrial Tapes
Interest	$35		$27
Depreciation	410		465
Amortization	384		386

Corrosion Protection and Waterproofing
Interest	$17		$12
Depreciation	118		139
Amortization	1		112

(a)	Includes $475 in loss on the upward adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie
(b)	Includes $59 restructuring expense related to the future relocation of the Corporate Headquarters to another location in Westwood, MA

Total assets for the Company’s reportable segments as of November 30, 2021 and August 31, 2021 were:

	November 30,	August 31,
	2021	2021
Total Assets
Adhesives, Sealants and Additives	$157,926	$161,968
Industrial Tapes	73,956	72,301
Corrosion Protection and Waterproofing	31,601	31,067
Total for reportable segments	263,483	265,336
Corporate and common assets	145,047	138,823
Total	$408,530	$404,159

The Company’s products are sold worldwide. Revenue for the three-month periods ended November 30, 2021 and 2020 was attributed to operations located in the following countries:

	Three Months Ended November 30,
	2021	2020
Revenue
United States	$65,053	$55,742
United Kingdom	4,594	6,027
All other foreign (1)	5,363	5,407
Total	$75,010	$67,176

(1)	Comprises sales originated from the Company’s French locations, royalty revenue attributable to its licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of November 30, 2021 and August 31, 2021 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	November 30,	August 31,
	2021	2021
Long-Lived Assets
United States
Property, plant and equipment, net	$20,621	$20,990
Goodwill and Intangible assets, less accumulated amortization	113,081	115,936

United Kingdom
Property, plant and equipment, net	2,037	2,174
Goodwill and Intangible assets, less accumulated amortization	3,781	3,905

All other foreign
Property, plant and equipment, net	1,094	1,103
Goodwill and Intangible assets, less accumulated amortization	23,621	24,979

Total
Property, plant and equipment, net	$23,752	$24,267
Goodwill and Intangible assets, less accumulated amortization	$140,483	$144,820

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2021	$65,945	$21,215	$10,706	$97,866
Foreign currency translation adjustment	(734)	—	(8)	(742)
Balance at November 30, 2021	$65,211	$21,215	$10,698	$97,124

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified a total of three reporting units, corresponding to its three operating segments, that are used to evaluate the possible impairment of goodwill. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors, including the anticipated future impact of the coronavirus disease 2019 (COVID-19) pandemic. When testing, fair values of the reporting units are established using discounted cash flows. The Company evaluates the possible impairment of goodwill annually during the fourth quarter, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

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

Intangible assets subject to amortization consisted of the following as of November 30, 2021 and August 31, 2021:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
November 30, 2021
Patents and agreements	14.6	years	$1,760	$1,717	$43
Formulas and technology	7.8	years	10,924	9,881	1,043
Trade names	5.9	years	8,799	8,373	426
Customer lists and relationships	9.1	years	116,055	74,208	41,847
			$137,538	$94,179	$43,359

August 31, 2021
Patents and agreements	14.6	years	$1,760	$1,715	$45
Formulas and technology	7.9	years	10,987	9,769	1,218
Trade names	5.9	years	8,836	8,285	551
Customer lists and relationships	9.2	years	116,855	71,715	45,140
			$138,438	$91,484	$46,954

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2021 and 2020 was $3,125 and $3,071 respectively. Estimated amortization expense for the remainder of fiscal year 2022 and for the next five years is as follows:

Years ending August 31,
2022 (remaining 9 months)	$8,658
2023	8,660
2024	7,453
2025	5,853
2026	5,055
2027	2,508

Note 8 — Leases

The Company accounts for leases in accordance to ASU 2016-02, Leases (Topic 842). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases that are material in nature.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of November 30, 2021 and August 31, 2021:

	November 30,	August 31,
	2021	2021
Assets
Operating lease right-of-use asset	$9,949	$9,312

Liabilities
Current (accrued expenses)	$1,520	$1,515
Operating lease long-term liabilities	7,841	7,202
Total lease liability	$9,361	$8,717

Lease cost

The components of lease costs for the three months ended November 30, 2021 and 2020 are as follows:

	Three Months Ended November 30,
	2021	2020

Operating lease cost (a)	$828	$951

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at November 30, 2021 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2022 (remaining 9 months)	1,361
2023	1,695
2024	1,620
2025	1,462
2026	1,189
2027 and thereafter	2,999
Less: Interest	(965)
Present value of lease liabilities	$9,361

The weighted average remaining lease term and discount rates are as follows:

	November 30,	August 31,
	2021	2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	7.1	6.8
Weighted average discount rate (percentage)
Operating leases	2.8%	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended November 30,
	2021	2020

Operating cash outflows from operating leases	$476	$603
Total cash paid for amounts included in the measurement of lease liabilities	$476	$603

Note 9 — Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company’s revenue is generated from the manufacture of specialty chemical products including coatings, linings, adhesives, sealants, specialty tapes, polymers and laminates. Certain of these manufactured products can incorporate customer-owned materials. The Company also recognizes, to a lesser extent, revenue through royalties and commissions from licensed manufacturers and from providing custom manufacturing-related services. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers, which can be either at a point in time or over time based on contractual terms with customers. Revenue is generally recognized at a point in time when control passes upon either shipment to or receipt by the customer of the Company’s products, while revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company analyzes several factors, including but not limited to the nature of the products being sold and contractual terms and conditions in contracts with customers, to help the Company make such judgments about revenue recognition.

Contract Balances

The Company’s contract assets primarily relate to unbilled revenue for products currently in production at the Company’s facilities and which incorporate customer-owned material. Revenue is recognized in advance of billing to the customer in these specific circumstances, whereas billing is typically performed at the time of shipment to or receipt by the customer.

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of November 30, 2021 and August 31, 2021:

	November 30,	August 31,
	2021	2021
Contract Assets
Adhesives, Sealants and Additives	$26	$21
Industrial Tapes	13	82
Corrosion Protection and Waterproofing	60	25
Total	$99	$128

The Company did not have any contract liabilities as of November 30, 2021 and August 31, 2021.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three months ended November 30, 2021 and 2020 was as follows:

	Three Months Ended November 30, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$20,095	$29,634	$9,377	$59,106
Asia	5,970	1,798	890	8,658
Europe	4,796	912	915	6,623
All other foreign	188	417	18	623
Total Revenue	$31,049	$32,761	$11,200	$75,010

	Three Months Ended November 30, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$18,385	$23,305	$8,485	$50,175
Asia	6,329	1,681	1,450	9,460
Europe	5,206	1,013	647	6,866
All other foreign	151	492	32	675
Total Revenue	$30,071	$26,491	$10,614	$67,176

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2021 and 2020 were as follows:

	Three Months Ended November 30,
	2021	2020
Components of net periodic benefit cost
Service cost	$95	$92
Interest cost	96	85
Expected return on plan assets	(103)	(98)
Amortization of prior service cost	1	1
Amortization of accumulated loss	148	164
Net periodic benefit cost	$237	$244

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company has made contributions of $391 in the three months ended November 30, 2021 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2022 to ensure the qualified plan continues to be adequately funded given the current market conditions, including conditions related to the coronavirus disease 2019 (COVID-19) pandemic. The Company made contributions of $392 in the three months ended November 30, 2020.

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of November 30, 2021 and August 31, 2021 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2021 and August 31, 2021:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	November 30, 2021	$2,348	$2,120	$228	$—

Restricted investments	August 31, 2021	$2,260	$2,016	$244	$—

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of November 30, 2021 and August 31, 2021:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	November 30, 2021	$—	$—	$—	$—
Contingent consideration	November 30, 2021	$2,888	$—	$—	$2,888

Long-term debt	August 31, 2021	$—	$—	$—	$—
Contingent consideration	August 31, 2021	$2,537	$—	$—	$2,537

The long-term debt (including any current portion of long-term debt) had no outstanding balance as of November 30, 2021 and August 31, 2021. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the condensed consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss (gain) on contingent consideration on the condensed consolidated statement of operations until the liability is settled. As of November 30, 2021, the liability increased to $2,888 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date. See Note 17 to the condensed consolidated financial statements for additional information on the acquisition of ABchimie.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

Other comprehensive gains (losses) before reclassifications (1)	74	—	91	165
Reclassifications to net income of previously deferred (gains) losses (2)	(4)	122	—	118
Other comprehensive income (loss)	70	122	91	283

Balance at November 30, 2020	$339	$(8,195)	$(4,953)	$(12,809)

Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

Other comprehensive gains (losses) before reclassifications (3)	(25)	—	(2,173)	(2,198)
Reclassifications to net income of previously deferred (gains) losses (4)	(5)	112	—	107
Other comprehensive income (loss)	(30)	112	(2,173)	(2,091)

Balance at November 30, 2021	$488	$(7,867)	$(5,922)	$(13,301)
(1)	Net of tax benefit of $26, $0 and $0, respectively.
(2)	Net of tax expense of $1, tax benefit of $43 and $0, respectively.
(3)	Net of tax benefit of $12, $0 and $0, respectively.
(4)	Net of tax expense of $2, tax benefit of $37 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Income
	(Loss) into Income
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated
	2021	2020	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(7)	$(5)	Selling, general and administrative expenses
Tax expense (benefit)	2	1
Gain net of tax	$(5)	$(4)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$149	$165	Other income (expense)
Tax expense (benefit)	(37)	(43)
Loss net of tax	$112	$122

Total net loss reclassified for the period	$107	$118

Note 14 — Income Taxes

For the three months ended November 30, 2021 and 2020, the Company’s recognized effective tax rate was 25.8% and 22.5%, respectively.

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for both the quarters ended November 30, 2021 and 2020 (with the prior year first quarter benefiting from a discrete item that did not repeat in the current fiscal year first quarter).

In addition, the Company also recognizes an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the three-month periods ended November 30, 2021 and 2020. Additionally, the Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the three-month periods ended November 30, 2021 and 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company has evaluated the impact of the CARES Act, and at present does not expect that the qualified improvement property correction or other provisions of the CARES Act will result in a material tax benefit in future periods. The CARES Act had no material effect on the effective tax rate for the three months November 30, 2021.

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During the three months ended November 30, 2021, FDII had a favorable impact on the Company’s effective tax rate.

0Note 15 — Operations Optimization Costs

Relocation of Chase Corporate Headquarters

During the first quarter of fiscal 2022, Chase took steps to prepare for the future relocation of its Corporate Headquarters to a new location also located within Westwood, MA. The move, part of the Company’s ongoing consolidation and optimization initiative, takes advantage of the new work from home hybrid realities of many of Chase’s corporate employees and is expected to provide future operational cost savings. The facility will also house research and development operations currently performed at the existing Westwood, MA location as well as those currently housed in our Woburn, MA location. Operations optimization costs of $59 related to the planned relocation were expensed in the first quarter. The relocation to the new Corporate Headquarters is anticipated to be completed during the second fiscal quarter of 2022.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the second quarter of fiscal 2021 announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to the adhesive systems initiative during the first quarter of fiscal 2022, with the majority of future costs now anticipated to occur in the second half of fiscal 2022.

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977 in expense related to the move during the prior fiscal year ended August 31, 2021 (but with no expense recognized in the first quarter of fiscal 2021). This project is now substantively completed, and no expense was recognized during the first quarter of fiscal 2022. Any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

Note 16 — Long-Term Debt

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) by and among the Company (the “Chase Borrower”), NEPTCO Incorporated (“NEPTCO”), the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The New Credit Agreement was entered into to amend, restate and extend the Company’s preexisting Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which previously had a maturity date of December 15, 2021 and is discussed in more detail below, and to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the New Credit Agreement, Chase obtained an increased revolving credit loan (the “New Revolving Facility”), with borrowing capabilities not to exceed $200,000 at any time, with the ability to request an increase in this amount by an additional $100,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the New Revolving Facility and New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At November 30, 2021, there was no outstanding principal balance, and as such, no applicable interest rate.

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

The outstanding balance on the New Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $284,249 at November 30, 2021. The New Credit Facility is subject to restrictive covenants under the New Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the New Credit Agreement). Chase Corporation was in compliance with the debt covenants as of November 30, 2021. The New Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

The Prior Credit Agreement was an all-revolving credit facility with a borrowing capacity of $150,000, which could be increased by an additional $50,000 at the request of the Company and the individual or collective option of any of the lenders, and with an interest rate based on the effective LIBOR plus an additional amount in the range of 1.00% to 1.75%, depending on our consolidated net leverage ratio or, at the Company’s option, at the bank’s base lending rate. It was substantially available at July 27, 2021, the time of its amendment and restatement.

Note 17 – Acquisitions

Acquisition of Emerging Technologies, Inc.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997, comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after the purchase, subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs during the three-month period ended February 28, 2021 associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company finalized purchase accounting during the first quarter of fiscal 2022, with no significant change to amounts initially recorded. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment. The ETi acquisition does not represent a significant business combination so pro forma financial information is not provided.

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

Acquisition of ABchimie

On September 1, 2020 (first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustments, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 and with a performance-based earn out (measured over four years post-acquisition) potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). The Company accrued $2,888 at November 30, 2021 within Other liabilities on the condensed consolidated balance sheet related to its current estimate of the earn out. Following its initial recording at the acquisition date, changes in the performance-based earn out accrual have been recorded within Loss on contingent consideration in the condensed consolidated statement of operations (including $475 recognized in the first quarter of fiscal 2022).

ABchimie is a Corbelin, France headquartered solutions provider for the cleaning and protection of electronic assemblies, with further formulation, production, and research and development capabilities. The transaction was funded with available cash on hand. The financial results of the business are included in the Company's financial statements within the Adhesives, Sealants and Additives operating segment in the electronic and industrial coatings product line. The Company finalized purchase accounting during the fourth quarter of fiscal 2021, with no significant change to amounts initially recorded. The ABchimie acquisition does not represent a significant business combination so pro forma financial information is not provided.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2021.

Overview

General

In the quarter ended November 30, 2021, the Company’s revenue grew as compared to the prior year period, with all three of our reportable operating segments surpassing sales achieved in the prior year period. However, a less favorable relative margin and higher operating expenses (including those recognized in relation to the ABchimie contingent earn-out accrual) resulted in lower company-wide operating income and net income. The contracted relative margin in the quarter was due to both: a.) increased input costs caused by continued global raw material inflationary pressures, increased logistics costs and a more competitive labor market; and b.) a less favorable sales mix, with sales increases in our lower margin Industrial Tapes segment outpacing revenue gains seen in our Adhesive, Sealants and Additives and Corrosion Protections and Waterproofing segments. Further to this, the Adhesives, Sealants and Additives and Industrial Tapes segments also experienced less favorable sales mixes within the segments themselves — with historically less favorable margin products constituting a comparatively larger part of total segment sales. The Company has implemented and continues to implement customer price adjustments and work with our customers and suppliers in an effort to counteract margin compression but with a benefit lag reflected in current quarter results — given some delay experienced due to notification period requirements with certain customers.

Revenue for our Adhesives, Sealants and Additives segment increased for the first quarter against the comparable period with increased demand for our North American focused functional additives product line, including inorganic growth from our Emerging Technologies, Inc. (“ETi”) business acquired in the second quarter of fiscal 2021. Partially offsetting this increase in revenue was a quarter-to-quarter reduction in sales volume from our electronic and industrial coatings product line due to delayed quarterly demand most acutely seen with sales into the automotive industry.

First quarter revenue for our Industrial Tapes segment surpassed the COVID-19 impacted prior year period with increased demand for our cable material, pulling and detection and electronic materials product lines. Tempering this overall increase in revenue were quarter-to-quarter reduction in sales volume from our specialty products product line.

Revenue for our Corrosion Protection and Waterproofing segment surpassed the prior year with increased demand for our coating and lining systems and bridge and highway product lines. Partially offsetting these increases in revenue were quarter-to-quarter reductions in sales volume from our pipeline coatings and building envelope product lines.

Business Developments

During the first quarter of fiscal 2022, Chase took steps to prepare for the future relocation of its Corporate Headquarters to another location within Westwood, MA. The move, part of the Company’s ongoing consolidation and optimization initiative, takes advantage of the new work from home hybrid realities of many of Chase’s corporate employees and is expected to provide future operational cost savings. The facility will also house research and development operations currently performed at the existing Westwood, MA location as well as those currently housed in our Woburn, MA location. The relocation to the new Corporate Headquarters is anticipated to be completed during the second fiscal quarter of 2022.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the second quarter of fiscal 2021 announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to the adhesive systems initiative during the first quarter of fiscal 2022, with the majority of future costs anticipated to occur in the second half of fiscal 2022.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a Greensboro, NC-located solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer and sanitation markets. Following its fiscal 2018 acquisition of Zappa Stewart, the acquisition of ETi expands Chase Corporation’s market share in the growing superabsorbent polymers vertical. This second quarter of fiscal 2021 acquisition came following the September 1, 2020 (first day of fiscal 2021) purchase of ABchimie, a Corbelin, France-headquartered solutions provider for the cleaning and protection of electronic assemblies, that includes additional formulation, production, and research and development capabilities. Both the fiscal 2021 acquisitions were funded with available cash on hand and broaden the Company’s specialty chemical offerings within the Adhesives, Sealants and Additives reporting segment with high performance, environmentally-friendly technologies that are complementary to Chase’s existing product offerings.

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

Balance Sheet and Cash Flow

Chase Corporation’s balance sheet remained strong as of November 30, 2021, with cash on hand of $124,234,000, and a current ratio of 5.9. The Company’s cash position continues to remain healthy, as does cash flow from operations. Chase continued its strategic inventory build during the quarter to ensure our ability to satisfy our customers’ demands and to address our elevated backlog caused in part by supply chain challenges. In addition, Chase Corporation paid out an annual cash dividend of $9,460,000 on December 9, 2021 during the second fiscal quarter.

The Company held no outstanding balance on its $200,000,000 revolving credit facility as of November 30, 2021. The revolving credit facility, which was amended and restated in July 2021 (fourth quarter of fiscal 2021) to increase its capacity from $150,000,000 to $200,000,000, allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. The new facility also gives Chase the ability to request an increase in this amount by an additional $100,000,000 ($300,000,000 in total borrowing capacity) at the individual or collective option of any of the lenders. Through this amendment and restatement, Chase also extended the maturity date of the facility through July 2026.

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

			% of		% of
	Three Months Ended		Total	Three Months Ended	Total
	November 30, 2021		Revenue	November 30, 2020	Revenue

Revenue
Adhesives, Sealants and Additives	$31,049		41%	$30,071	45%
Industrial Tapes	32,761		44%	26,491	39%
Corrosion Protection and Waterproofing	11,200		15%	10,614	16%
Total	$75,010			$67,176

			% of		% of
	Three Months Ended		Segment	Three Months Ended	Segment
	November 30, 2021		Revenue	November 30, 2020	Revenue
Income before income taxes
Adhesives, Sealants and Additives	$7,597	(a)	24%	$9,979	33%
Industrial Tapes	9,290		28%	7,868	30%
Corrosion Protection and Waterproofing	4,446		40%	4,086	38%
Total for reportable segments	21,333		28%	21,933	33%
Corporate and Common Costs	(8,216)	(b)		(7,956)
Total	$13,117		17%	$13,977	21%

(a)	Includes $475 in loss on the upward adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie
(b)	Includes $59 of optimization expense related to the future relocation of the Company’s Corporate Headquarters to another location within Westwood, MA

Total Revenue

Total revenue increased $7,834,000 or 12% to 75,010,000 for the quarter ended November 30, 2021, compared to $67,176,000 in the same quarter of the prior year.

Revenue in the Company’s Adhesives, Sealants and Additives segment increased $978,000 or 3% to $31,049,000 in the current quarter. The increase in revenue for the Adhesives, Sealants and Additives segment for the current quarter was primarily due to our functional additives product line’s $2,243,000 increase, which includes the inorganic growth attributable to ETi in the quarter. Negatively impacting the segment’s sales was a decrease in revenue from our electronic and industrial coatings line totaling $1,265,000, with logistics and raw material supply constraints effecting sales in automotive verticals.

Revenue in the Company’s Industrial Tapes segment increased $6,270,000 or 24% to $32,761,000 in the current quarter. The increase in revenue for the Industrial Tapes segment for the current quarter was primarily due to our wire and cable, pulling and detection, and electronic materials product lines’ combined $6,385,000 increase over the COVID-19 impacted prior year period. Negatively impacting the segment’s sales was a decrease in revenue from our specialty products product line totaling $115,000.

Revenue in the Company’s Corrosion Protection and Waterproofing segment increased $586,000 or 6% to $11,200,000 in the current quarter. The increase in revenue for the Corrosion Protection and Waterproofing segment for the current quarter was primarily due to our coatings and lining systems and bridge and highway product lines’ combined $778,000 increase. Negatively impacting the segment’s sales was a decrease in revenue from our pipeline coatings and building envelope product lines, totaling a combined $192,000. The pipeline coatings product line saw a net decrease for the period, with COVID-19 overhang delays in products sold into Middle East and Asian markets outpacing North American sales gains into oil and gas markets.

Cost of Products and Services Sold

Cost of products and services sold increased $7,676,000 or 19% to $47,281,000 for the quarter ended November 30, 2021, compared to $39,605,000 in the prior year quarter.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended November 30,
Cost of products and services sold	2021	2020
Adhesives, Sealants and Additives	61%	55%
Industrial Tapes	68	65
Corrosion Protection and Waterproofing	55	55
Total Company	63%	59%

Cost of products and services sold in the Adhesives, Sealants and Additives segment was $18,905,000 in the current quarter compared to $16,613,000 in the comparable prior year period. Cost of products and services sold in the Industrial Tapes segment was $22,231,000 in the current quarter compared to $17,117,000 in the comparable prior year period. Cost of products and services sold in the Corrosion Protection and Waterproofing segment was $6,145,000 in the current quarter compared to $5,875,000 in the same prior year period.

As a percentage of revenue, cost of products and services sold increased for both the Adhesives, Sealants and Additives and Industrial Tapes segments and held steady for the Corrosion Protection and Waterproofing segment as compared to the prior year first quarter. The decrease in the relative gross margin for the Adhesives, Sealants and Additives and Industrial Tapes segments was due to continued global raw material inflationary pressures, increased logistics and freight costs, and a more competitive labor market. Additionally, the Company’s overall relative margin was affected by a less favorable sales mix with sales increases in our lower margin Industrial Tapes segment outpacing revenue gains seen in our Adhesive, Sealants and Additives and Corrosion Protections and Waterproofing segments. The Adhesives, Sealants and Additives and Industrial Tapes segments also experienced less favorable sales mixes within the segments themselves, with historically less favorable margin products constituting a comparatively larger part of total segment sales. The Company has implemented and continues to implement customer price adjustments and continues to work with our customers and suppliers in an effort to counteract margin compression but with a lag reflected in current quarter results.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,115,000 or 9% to $13,375,000 for the quarter ended November 30, 2021 compared to $12,260,000 in the prior year quarter. As a percentage of revenue, selling, general and administrative expenses represented 18% for both the current and prior year periods.

Research and Product Development Costs

Research and Product Development Costs decreased $58,000 to $993,000 during the first quarter of fiscal 2022, compared to $1,051,000 in the prior year quarter. Research and development stayed relatively consistent from fiscal 2021 to 2022 as the Company continued focused development work on strategic product lines.

Operations Optimization Costs

During the first quarter of fiscal 2022, Chase took steps to prepare for the future relocation of its Corporate Headquarters to a new location also located within Westwood, MA. The move, part of the Company’s ongoing consolidation and optimization initiatives, takes advantage of the new work from home hybrid realities of many of Chase’s corporate employees and is expected to provide future operational cost savings. The facility will also house research and development operations currently performed at the existing Westwood, MA location as well as those currently housed in our Woburn, MA location. Operations optimization expenses of $59,000 related to the relocation were expensed in the first quarter. The relocation to the new Corporate Headquarters is anticipated to be completed during the second fiscal quarter of 2022.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the second quarter of fiscal 2021 announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. No expense was recognized related to the adhesive systems initiative during the first quarter of fiscal 2022, with the majority of future costs anticipated to occur in the second half of fiscal 2022.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977,000 in expense related to the move during the prior fiscal year ended August 31, 2021 (but with no expense recognized in the first quarter of 2021). This project is now substantively completed, and no expense was recognized during the first quarter of fiscal 2022. Any future costs related to this move are not anticipated to be significant to the Condensed Consolidated Financial Statements.

Loss (Gain) on Contingent Consideration

As a component of the September 1, 2020 acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording of an accrual for $928,000 at the acquisition date, $1,664,000 in expense related to adjustments to the performance-based earn out accrual were recorded during fiscal year ended August 31, 2021 (but with no expense recognized in the first quarter of fiscal 2021). The Company recognized an additional $475,000 in the first quarter of fiscal 2022 related to the contingent consideration.

Interest Expense

Interest expense increased $18,000 or 26% to $87,000 in fiscal 2022 compared to $69,000 in the first quarter of fiscal 2021. As the Company had no outstanding balance on its revolving debt facility for both periods, interest expense has remained relatively low.

Other Income (Expense)

Other income was $377,000 in the first quarter of fiscal 2022 compared to other expense of $214,000 in the comparable fiscal quarter, a change of $591,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts. The change in total other income (expense) in fiscal 2022 compared to fiscal 2021 was largely due to the recognition of a foreign exchange gain in fiscal 2022 as compared to a loss in fiscal 2021.

Income Taxes

The effective tax rate for the quarter ended November 30, 2021 was 25.8%, compared to 22.5% for the quarter ended November 30, 2020. The prior year first quarter benefited from a discrete item that did not repeat in the current fiscal year first quarter.

For fiscal 2021 and 2020, the Company is utilizing the 21% Federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income decreased $1,110,000 or 10% to 9,727,000 in the quarter ended November 30, 2021 compared to $10,837,000 in the prior year first quarter. The decrease in net income in the first quarter was primarily due to: a.) a lower relative margin, brought on by continued global raw material inflationary pressures, increased logistics costs and a more competitive labor market; b.) a less favorable sales mix; and c.) increased operating expenses (including those recognized in relation to the ABchimie contingent earn-out accrual).

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance increased $4,805,000 to $124,234,000 at November 30, 2021, from $119,429,000 at August 31, 2021. The increased cash balance is primarily attributable to cash flow from operations. Of the above-noted amounts, $27,428,000 and $26,309,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of November 30, 2021 and August 31, 2021, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions (as evidenced by the fiscal 2021 acquisition of ABchimie), prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020, 2021 and the first quarter of fiscal 2022. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $5,903,000 in the first three months of fiscal year 2022 compared to $14,052,000 in the same period in the prior year. Cash provided by operations during the current period was primarily related to operating income. Negatively impacting the cash flow from operations in the current period was a strategic build up in inventory, and a decrease in accrued compensation and other expenses, due in part to the payment of the Company’s domestic annual bonus to its employees during the first quarter of fiscal 2022.

The ratio of current assets to current liabilities was 5.9 as of November 30, 2021 compared to 6.5 as of August 31, 2021. The ratio decreased over the first three months of fiscal 2022 due largely to the dividend payable which was recorded at November 30, 2021 and paid out in the second quarter of fiscal 2022.

Cash flow used in investing activities of $617,000 was largely due to the cash spent on capital purchases of machinery and equipment in the first quarter of fiscal 2022.

Cash flows from financing activities had no activity during the first quarter ended November 30, 2021.

On November 15, 2021, Chase Corporation announced a cash dividend of $1.00 per share (totaling $9,460,000). The dividend was paid on December 9, 2021 (the second quarter of fiscal 2022) to shareholders of record on November 30, 2021.

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) by and among the Company (the “Chase Borrower”), NEPTCO Incorporated (“NEPTCO”), the subsidiary guarantors party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The New Credit Agreement was entered into to amend, restate and extend the Company’s preexisting Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which had a maturity date of December 15, 2021, and to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the New Credit Agreement, Chase obtained an increased revolving credit loan (the “New Revolving Facility”), with borrowing capabilities not to exceed $200,000,000 at any time, with the ability to request an increase in this amount by an additional $100,000,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the New Revolving Facility and New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At November 30, 2021, there was no outstanding principal balance, and as such, no applicable interest rate. The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, July 27, 2026. The New Credit Agreement contains provisions that may replace LIBOR as the benchmark index under certain circumstances. In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter. Subject to certain conditions set forth in the New Credit Agreement, the Company may elect to convert all or a portion of the outstanding New Revolving Facility into a new term loan twice during the term of the New Revolving Facility (each, a “New Term Loan”, and collectively with the New Revolving Facility, the “New Credit Facility”), which New Term Loan shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a ten year amortization schedule. The outstanding balance on the New Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries. The New Credit Facility is subject to restrictive covenants under the New Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the New Credit Agreement). Chase Corporation was in compliance with the debt covenants as of November 30, 2021. The New Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

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

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021 for a complete discussion of its contractual obligations.

Recent Accounting Standards

Please see Note 2 — “Recent Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of the effects of recently issued and recently adopted accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the three months ended November 30, 2021 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase Corporation limits the amount of credit exposure to any one issuer.  At November 30, 2021, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of its funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase Corporation’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of November 30, 2021, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at November 30, 2021
GBP	British Pound	$15,155
EUR	Euro	$6,165
CAD	Canadian Dollar	$2,189
CNY	Chinese Yuan	$430
INR	Indian Rupee	$197

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation loss for the three months ended November 30, 2021 in the amount of $2,173,000 related to Chase Corporation’s European and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt on November 30, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended November 30, 2021, the Company continued the process of refining financial internal controls on the operations associated with Emerging Technologies, Inc. (ETi), acquired in February 2021.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

Item 6 — Exhibits

Exhibit Number	Description
10.1

Severance Agreement between the Company and Jeffery D. Haigh dated November 11, 2021 (incorporated by reference to Exhibit 10.8.4 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2021).**

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

Chase Corporation

Dated: January 6, 2022	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: January 6, 2022	By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer