Form 10-Q
period 2022-02-28
CHASE CORP
filed 2022-04-07
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2022

Commission File Number: 1-9852

CHASE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	11-1797126
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

375 University Avenue, Westwood, Massachusetts 02090

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

The number of shares of Common Stock outstanding as of March 31, 2022 was 9,468,888.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2022

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

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	February 28,	August 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$116,044	$119,429
Accounts receivable, less allowances of $529 and $451	46,081	46,212
Inventory	52,996	41,217
Prepaid expenses and other current assets	4,629	2,851
Prepaid income taxes and refunds due	3,280	3,255
Total current assets	223,030	212,964

Property, plant and equipment, less accumulated depreciation of $51,796 and $50,666	24,137	24,267

Other Assets
Goodwill	97,131	97,866
Intangible assets, less accumulated amortization of $97,287 and $91,484	40,305	46,954
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,323	2,260
Deferred income taxes	4,879	5,265
Operating lease right-of-use asset	9,554	9,312
Other assets	952	821
Total assets	$406,761	$404,159

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,331	$19,575
Accrued payroll and other compensation	4,212	7,179
Income taxes payable	—	761
Accrued expenses	5,250	5,407
Total current liabilities	26,793	32,922

Operating lease long-term liabilities	7,493	7,202
Deferred compensation	2,329	2,267
Accumulated pension obligation	8,811	9,416
Other liabilities	2,692	2,537
Deferred income taxes	3,162	3,301
Accrued income taxes	2,207	2,190

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,468,888 shares at February 28, 2022 and 9,447,905 shares at August 31, 2021 issued and outstanding	948	946
Additional paid-in capital	20,513	18,959
Accumulated other comprehensive loss	(13,209)	(11,210)
Retained earnings	345,022	335,629
Total equity	353,274	344,324
Total liabilities and equity	$406,761	$404,159

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021

Revenue
Sales	$73,182	$67,575	$147,374	$133,711
Royalties and commissions	771	872	1,589	1,912
	73,953	68,447	148,963	135,623
Costs and Expenses
Cost of products and services sold	46,911	40,915	94,192	80,520
Selling, general and administrative expenses	13,125	12,331	26,500	24,591
Research and product development costs	1,095	1,026	2,088	2,077
Operations optimization costs (Note 15)	589	98	648	98
Acquisition-related costs (Note 17)	—	128	—	128
(Gain) loss on contingent consideration (Note 17)	(200)	733	275	733

Operating income	12,433	13,216	25,260	27,476

Interest expense	(86)	(67)	(173)	(136)
Other income (expense)	20	(284)	397	(498)

Income before income taxes	12,367	12,865	25,484	26,842

Income taxes (Note 14)	3,241	3,694	6,631	6,834

Net income	$9,126	$9,171	$18,853	$20,008

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$0.96	$0.97	$1.99	$2.12

Diluted	$0.96	$0.97	$1.98	$2.11

Weighted average shares outstanding
Basic	9,399,231	9,381,666	9,398,552	9,378,743
Diluted	9,436,415	9,426,626	9,437,425	9,422,651

Annual cash dividends declared per share			$1.00	$0.80

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net income	$9,126	$9,171	$18,853	$20,008

Other comprehensive income (loss):
Net unrealized (loss) gain on restricted investments, net of tax	(135)	48	(165)	118
Change in funded status of pension plans, net of tax	112	125	224	247
Foreign currency translation adjustment	115	1,796	(2,058)	1,887
Total other comprehensive income (loss)	92	1,969	(1,999)	2,252

Comprehensive income	$9,218	$11,140	$16,854	$22,260

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED FEBRUARY 28, 2022 AND 2021

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at November 30, 2020	9,446,281	$945	$17,264	$(12,809)	$301,546	$306,946
Restricted stock grants, net of forfeitures	3,314	1	(1)			—
Amortization of restricted stock grants			620			620
Amortization of stock option grants			(23)			(23)
Common stock retained to pay statutory minimum withholding taxes on common stock	(1,224)	—	(139)			(139)
Change in funded status of pension plans, net of tax $40				125		125
Foreign currency translation adjustment				1,796		1,796
Net unrealized gain (loss) on restricted investments, net of tax $15				48		48
Net income					9,171	9,171
Balance at February 28, 2021	9,448,371	$946	$17,721	$(10,840)	$310,717	$318,544

Balance at November 30, 2021	9,459,685	$947	$19,733	$(13,301)	$335,896	$343,275
Restricted stock grants, net of forfeitures	9,203	1	(1)			—
Amortization of restricted stock grants			552			552
Amortization of stock option grants			229			229
Change in funded status of pension plans, net of tax $37				112		112
Foreign currency translation adjustment				115		115
Net unrealized gain (loss) on restricted investments, net of tax ($46)				(135)		(135)
Net income					9,126	9,126
Balance at February 28, 2022	9,468,888	$948	$20,513	$(13,209)	$345,022	$353,274

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792
Restricted stock grants, net of forfeitures	10,693	2	(2)			—
Amortization of restricted stock grants			1,190			1,190
Amortization of stock option grants			225			225
Exercise of stock options	2,532	—	40			40
Common stock received for payment of stock option exercises	(386)	—	(40)			(40)
Common stock retained to pay statutory minimum withholding taxes on common stock	(3,550)	—	(366)			(366)
Cash dividend on common stock, $0.80 per share					(7,557)	(7,557)
Change in funded status of pension plans, net of tax $83				247		247
Foreign currency translation adjustment				1,887		1,887
Net unrealized gain (loss) on restricted investments, net of tax $39				118		118
Net income					20,008	20,008
Balance at February 28, 2021	9,448,371	$946	$17,721	$(10,840)	$310,717	$318,544

Balance at August 31, 2021	9,447,905	$946	$18,959	$(11,210)	$335,629	$344,324
Restricted stock grants, net of forfeitures	20,983	2	(2)			—
Amortization of restricted stock grants			1,108			1,108
Amortization of stock option grants			448			448
Cash dividend on common stock, $1.00 per share					(9,460)	(9,460)
Change in funded status of pension plans, net of tax $74				224		224
Foreign currency translation adjustment				(2,058)		(2,058)
Net unrealized gain (loss) on restricted investments, net of tax ($57)				(165)		(165)
Net income					18,853	18,853
Balance at February 28, 2022	9,468,888	$948	$20,513	$(13,209)	$345,022	$353,274

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,853	$20,008
Adjustments to reconcile net income to net cash provided by operating activities
Loss on contingent consideration	275	—
Depreciation	1,776	1,952
Amortization	6,167	6,190
Provision for allowance for doubtful accounts	80	7
Stock-based compensation	1,556	1,415
Realized gain on restricted investments	(80)	(49)
Deferred taxes	419	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(197)	(4,712)
Inventory	(11,917)	3,344
Prepaid expenses and other assets	(1,953)	(913)
Accounts payable	(2,100)	1,862
Accrued compensation and other expenses	(3,371)	(1,470)
Accrued income taxes	(751)	(1,248)
Net cash provided by operating activities	8,757	26,386

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,769)	(1,060)
Payments for acquisitions	—	(31,238)
Changes in restricted investments	(205)	10
Net cash used in investing activities	(1,974)	(32,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	(9,460)	(7,557)
Payments of taxes on stock options and restricted stock	—	(366)
Net cash used in financing activities	(9,460)	(7,923)

DECREASE IN CASH & CASH EQUIVALENTS	(2,677)	(13,825)
Effect of foreign exchange rates on cash	(708)	986
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,429	99,068
CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,044	$86,229

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$—	$40
Property, plant and equipment additions included in accounts payable	$186	$220

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

The results of operations for the interim period ended February 28, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2021 which are contained in the Company’s 2021 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 28, 2022, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended February 28, 2022 and 2021.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all Chase Corporation’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $96 and $337 for the three- and six-month periods ended February 28, 2022, respectively, and ($341) and ($437) for the three- and six-month periods ended February 28, 2021, respectively.

Other Business Developments

The Company substantially completed the relocation of its Corporate Headquarters to another location within Westwood, MA during the second quarter of the fiscal year. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $141 and $200 were expensed in the second quarter and first half of the fiscal year, respectively. The Company does not anticipate any significant additional operations optimization costs related to the new Corporate Headquarters during the second half of the fiscal year.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the second quarter of fiscal 2021 announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $301 related to the consolidation of the Woburn, MA location during the second quarter of the fiscal year and expects to recognize additional expense during the second half of the fiscal year.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997 comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after purchase, subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs during the second quarter of fiscal 2021 associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company finalized purchase accounting during the first quarter of fiscal 2022, with no significant change to amounts initially recorded. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977 in expense related to the move during the entire prior fiscal year ended August 31, 2021 and $147 of expense in the second quarter and first half of fiscal 2022. This project is now substantially completed and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

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

Note 2 — Recent Accounting Standards

Recently Issued Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which requires entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605. The ASU is effective for the Company beginning September 1, 2022 (the start of fiscal 2023). ASU 2021-10 has not had, and the Company does not expect it to have in future periods, a material impact on the Company’s condensed consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which amends the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. The amendment requires that an entity acquiring the contract assets and contract liabilities in a business combination be recognized in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU is effective for all public entities for fiscal years beginning after December 15, 2022, and interim periods therein. The Company early adopted ASU 2021-08 on February 28, 2022 and any impact on the condensed consolidated financial statements will be dependent on the magnitude and nature of future acquired entities.

Note 3 — Inventory

Inventory consisted of the following as of February 28, 2022 and August 31, 2021:

	February 28,	August 31,
	2022	2021
Raw materials	$30,957	$24,055
Work in process	7,825	5,928
Finished goods	14,214	11,234
Total Inventory	$52,996	$41,217

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021

Basic Earnings per Share

Net income	$9,126	$9,171	$18,853	$20,008
Less: Allocated to participating securities	61	62	124	142
Net income available to common shareholders	$9,065	$9,109	$18,729	$19,866

Basic weighted average shares outstanding	9,399,231	9,381,666	9,398,552	9,378,743
Net income per share - Basic	$0.96	$0.97	$1.99	$2.12

Diluted Earnings per Share

Net income	$9,126	$9,171	$18,853	$20,008
Less: Allocated to participating securities	61	62	124	142
Net income available to common shareholders	$9,065	$9,109	$18,729	$19,866

Basic weighted average shares outstanding	9,399,231	9,381,666	9,398,552	9,378,743
Additional dilutive common stock equivalents	37,184	44,960	38,873	43,908
Diluted weighted average shares outstanding	9,436,415	9,426,626	9,437,425	9,422,651
Net income per share - Diluted	$0.96	$0.97	$1.98	$2.11

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options. For the three- and six-month periods ended February 28, 2022, stock options to purchase 100,524 and 86,607 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the three- and six-month periods ended February 28, 2021, stock options to purchase 68,815 and 80,045 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.

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

In the first and second quarter of fiscal 2022, restricted stock in the amount of 437 and 1,129 shares, respectively, related to the second quarter of fiscal 2020 grants were forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

In February 2022, the Board of Directors of the Company approved an equity retention agreements with the Treasurer and Chief Financial Officer. The equity-based retention agreements have a grant date of February 1, 2022 and contain the following equity components: (a) a time-based restricted stock grant of 5,332 shares with a vesting date of January 31, 2025; and (b) options to purchase 14,480 shares of common stock with an exercise price of $94.88 per share. The options will vest on January 31, 2025 and will expire on February 1, 2032. Compensation expense for both the restricted stock and the stock option components of the equity retention agreements is being recognized on a ratable basis over the vesting period.

In February 2022, as part of their standard compensation for board service, non-employee members of the Board received a total grant of 5,000 shares of restricted stock for service for the period from January 31, 2022 through January 31, 2023. The shares of restricted stock will vest at the conclusion of this service period. Compensation expense for restricted stock is being recognized on a ratable basis over the twelve-month vesting period.

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

The Industrial Tapes segment features wire and cable materials, specialty tapes and other laminated and coated products. The segment derives its competitive advantage through its proven chemistries, its diverse specialty offerings and the reliability its supply chain offers to end customers. These products are generally used in the assembly of other manufacturers’ products, with demand typically dependent upon general economic conditions. The Industrial Tapes segment sells mostly to established markets, with some exposure to growth opportunities through further development of existing products. Markets served include wire and cable manufacturing, utilities and telecommunications, and electronics packaging. The segment’s offerings include insulating and conducting materials for wire and cable manufacturers, laminated durable papers, laminates for the packaging and industrial laminate markets, custom manufacturing services, pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines and cover tapes essential to delivering semiconductor components via tape-and-reel packaging.

The Corrosion Protection and Waterproofing segment is principally composed of project-oriented product offerings that are primarily sold and used as “Chase” branded products. End markets include new and existing infrastructure projects on oil, gas, water and wastewater pipelines, highways and bridge decks, water and wastewater containment systems, and commercial and industrial structures. The segment’s products include protective coatings for pipeline applications, coating and lining systems for waterproofing and liquid storage applications, adhesives and sealants used in architectural and building envelope waterproofing applications, high-performance polymeric asphalt additives, and expansion joint systems for waterproofing applications in transportation and architectural markets. With sales generally dependent on outdoor project work, the segment experiences highly seasonal sales patterns.

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended February 28,				Six Months Ended February 28,
	2022		2021		2022		2021
Revenue
Adhesives, Sealants and Additives	$31,780		$31,575		$62,829		$61,646
Industrial Tapes	33,330		28,345		66,091		54,836
Corrosion Protection and Waterproofing	8,843		8,527		20,043		19,141
Total	$73,953		$68,447		$148,963		$135,623

Income before income taxes
Adhesives, Sealants and Additives	$7,802	(a)	$10,137	(c)	$15,399	(a)	$20,116	(c)
Industrial Tapes	10,250		8,460		19,540		16,328
Corrosion Protection and Waterproofing	2,884		2,415		7,330		6,501
Total for reportable segments	20,936		21,012		42,269		42,945
Corporate and common costs	(8,569)	(b)	(8,147)	(c)	(16,785)	(b)	(16,103)	(c)
Total	$12,367		$12,865		$25,484		$26,842

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$34		$24		$69		$54
Depreciation	220		247		463		489
Amortization	2,658		2,643		5,398		5,216

Industrial Tapes
Interest	$34		$15		$69		$42
Depreciation	411		428		821		893
Amortization	383		387		767		773

Corrosion Protection and Waterproofing
Interest	$18		$28		$35		$40
Depreciation	129		136		247		275
Amortization	1		89		2		201

(a)	Includes a $200 gain in the second quarter and a $275 year-to-date loss on the adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie and $301 in operation optimization costs related to the move from Woburn, MA to O’Hara Township, PA and $147 of operations optimization costs related to the move from Newark, CA to Hickory, NC
(b)	Includes $141 of operations optimization costs in the second quarter and $200 year-to-date related to the Company’s move to the new Corporate Headquarters within Westwood, MA substantially completed in the second quarter of the fiscal year
(c)	Includes $733 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $98 operations optimization in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the second quarter of fiscal 2021. Also includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi

Total assets for the Company’s reportable segments as of February 28, 2022 and August 31, 2021 were:

	February 28,	August 31,
	2022	2021
Total Assets
Adhesives, Sealants and Additives	$159,326	$161,968
Industrial Tapes	76,773	72,301
Corrosion Protection and Waterproofing	30,775	31,067
Total for reportable segments	266,874	265,336
Corporate and common assets	139,887	138,823
Total	$406,761	$404,159

The Company’s products are sold worldwide. Revenue for the three- and six-month periods ended February 28, 2022 and 2021 was attributed to operations located in the following countries:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Revenue
United States	$62,816	$55,629	$127,869	$111,371
United Kingdom	5,927	6,997	10,521	13,024
All other foreign (1)	5,210	5,821	10,573	11,228
Total	$73,953	$68,447	$148,963	$135,623

(1)	Comprises sales orders originated from the Company’s French locations, royalty revenue attributable to its licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of February 28, 2022 and August 31, 2021 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	February 28,	August 31,
	2022	2021
Long-Lived Assets
United States
Property, plant and equipment, net	$21,046	$20,990
Goodwill and Intangible assets, less accumulated amortization	110,305	115,936

United Kingdom
Property, plant and equipment, net	2,023	2,174
Goodwill and Intangible assets, less accumulated amortization	3,807	3,905

All other foreign
Property, plant and equipment, net	1,068	1,103
Goodwill and Intangible assets, less accumulated amortization	23,324	24,979

Total
Property, plant and equipment, net	$24,137	$24,267
Goodwill and Intangible assets, less accumulated amortization	$137,436	$144,820

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2021	$65,945	$21,215	$10,706	$97,866
Foreign currency translation adjustment	(729)	—	(6)	(735)
Balance at February 28, 2022	$65,216	$21,215	$10,700	$97,131

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

Intangible assets subject to amortization consisted of the following as of February 28, 2022 and August 31, 2021:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
February 28, 2022
Patents and agreements	14.6	years	$1,760	$1,720	$40
Formulas and technology	7.8	years	10,930	10,000	930
Trade names	5.9	years	8,804	8,451	353
Customer lists and relationships	9.1	years	116,098	77,116	38,982
			$137,592	$97,287	$40,305

August 31, 2021
Patents and agreements	14.6	years	$1,760	$1,715	$45
Formulas and technology	7.9	years	10,987	9,769	1,218
Trade names	5.9	years	8,836	8,285	551
Customer lists and relationships	9.2	years	116,855	71,715	45,140
			$138,438	$91,484	$46,954

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2022 and 2021 was $6,167 and $6,190 respectively. Estimated amortization expense for the remainder of fiscal year 2022 and for the next five years is as follows:

Years ending August 31,
2022 (remaining 6 months)	$5,617
2023	8,660
2024	7,453
2025	5,853
2026	5,055
2027	2,508

Note 8 — Leases

The Company accounts for leases in accordance to ASU 2016-02, “Leases (Topic 842).” At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases that are material in nature.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of February 28, 2022 and August 31, 2021:

	February 28,	August 31,
	2022	2021
Assets
Operating lease right-of-use asset	$9,554	$9,312

Liabilities
Current (accrued expenses)	$1,484	$1,515
Operating lease long-term liabilities	7,493	7,202
Total lease liability	$8,977	$8,717

Lease cost

The components of lease costs for the three and six months ended February 28, 2022 and 2021 are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021

Operating lease cost (a)	$833	$971	$1,661	$1,922

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at February 28, 2022 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2022 (remaining 6 months)	868
2023	1,697
2024	1,622
2025	1,464
2026	1,189
2027 and thereafter	3,009
Less: Interest	(872)
Present value of lease liabilities	$8,977

The weighted average remaining lease term and discount rates are as follows:

	February 28,	August 31,
	2022	2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	6.8	6.8
Weighted average discount rate (percentage)
Operating leases	2.8%	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

	Six Months Ended February 28,
	2022	2021

Operating cash outflows from operating leases	$881	$1,328
Total cash paid for amounts included in the measurement of lease liabilities	$881	$1,328

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of February 28, 2022 and August 31, 2021:

	February 28,	August 31,
	2022	2021
Contract Assets
Adhesives, Sealants and Additives	$36	$21
Industrial Tapes	25	82
Corrosion Protection and Waterproofing	27	25
Total	$88	$128

The Company did not have any contract liabilities as of February 28, 2022 and August 31, 2021.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and six months ended February 28, 2022 and 2021 was as follows:

	Three Months Ended February 28, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$18,882	$29,643	$7,827	$56,352
Asia\Middle East	7,179	1,781	494	9,454
Europe	5,575	1,449	450	7,474
All other foreign	144	457	72	673
Total Revenue	$31,780	$33,330	$8,843	$73,953

	Six Months Ended February 28, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$38,977	$59,277	$17,204	$115,458
Asia\Middle East	13,149	3,579	1,384	18,112
Europe	10,371	2,361	1,365	14,097
All other foreign	332	874	90	1,296
Total Revenue	$62,829	$66,091	$20,043	$148,963

	Three Months Ended February 28, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$17,724	$24,504	$6,946	$49,174
Asia\Middle East	8,599	2,155	1,119	11,873
Europe	5,124	1,039	430	6,593
All other foreign	128	647	32	807
Total Revenue	$31,575	$28,345	$8,527	$68,447

	Six Months Ended February 28, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$36,109	$47,809	$15,431	$99,349
Asia\Middle East	14,928	3,836	2,569	21,333
Europe	10,330	2,052	1,077	13,459
All other foreign	279	1,139	64	1,482
Total Revenue	$61,646	$54,836	$19,141	$135,623

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2022 and 2021 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$95	$91	$190	$183
Interest cost	96	85	192	170
Expected return on plan assets	(103)	(98)	(206)	(196)
Amortization of prior service cost	1	1	2	2
Amortization of accumulated loss	148	164	296	328
Net periodic benefit cost	$237	$243	$474	$487

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company has made contributions of $782 in the six months ended February 28, 2022 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2022 to ensure the qualified plan continues to be adequately funded given the current market conditions, including conditions related to the coronavirus disease 2019 (COVID-19) pandemic. The Company made contributions of $783 in the six months ended February 28, 2021.

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of February 28, 2022 and August 31, 2021 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2022 and August 31, 2021:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	February 28, 2022	$2,323	$2,122	$201	$—

Restricted investments	August 31, 2021	$2,260	$2,016	$244	$—

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of February 28, 2022 and August 31, 2021:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	February 28, 2022	$—	$—	$—	$—
Contingent consideration	February 28, 2022	$2,692	$—	$—	$2,692

Long-term debt	August 31, 2021	$—	$—	$—	$—
Contingent consideration	August 31, 2021	$2,537	$—	$—	$2,537

The long-term debt (including any current portion of long-term debt) had no outstanding balance as of February 28, 2022 and August 31, 2021. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the condensed consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss (gain) on contingent consideration on the condensed consolidated statement of operations until the liability is settled. As of February 28, 2022, the liability increased to $2,692 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date. See Note 17 to the condensed consolidated financial statements for additional information on the acquisition of ABchimie.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

Other comprehensive gains (losses) before reclassifications (1)	154	—	1,887	2,041
Reclassifications to net income of previously deferred (gains) losses (2)	(36)	247	—	211
Other comprehensive income (loss)	118	247	1,887	2,252

Balance at February 28, 2021	$387	$(8,070)	$(3,157)	$(10,840)

Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

Other comprehensive gains (losses) before reclassifications (3)	(106)	—	(2,058)	(2,164)
Reclassifications to net income of previously deferred (gains) losses (4)	(59)	224	—	165
Other comprehensive income (loss)	(165)	224	(2,058)	(1,999)

Balance at February 28, 2022	$353	$(7,755)	$(5,807)	$(13,209)
(1)	Net of tax benefit of $52, $0 and $0, respectively.
(2)	Net of tax expense of $13, tax benefit of $83 and $0, respectively.
(3)	Net of tax expense of $36, $0 and $0, respectively.
(4)	Net of tax expense of $21, tax benefit of $74 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended February 28,		Six Months Ended February 28,		Location of Gain (Loss) Reclassified from Accumulated
	2022	2021	2022	2021	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(73)	$(44)	$(80)	$(49)	Selling, general and administrative expenses
Tax expense (benefit)	19	12	21	13
Gain net of tax	$(54)	$(32)	$(59)	$(36)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	149	165	298	330	Other income (expense)
Tax expense (benefit)	(37)	(40)	(74)	(83)
Loss net of tax	$112	$125	$224	$247

Total net loss reclassified for the period	$58	$93	$165	$211

Note 14 — Income Taxes

For the three and six months ended February 28, 2022, the Company’s recognized effective tax rate was 26.2% and 26.0%, respectively. For the three and six months ended February 28, 2021, the Company’s recognized and effective tax rate was 28.7% and 25.5%, respectively.

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for both the second quarter and year-to-date fiscal periods ended February 28, 2022 and 2021.

In addition, the Company also recognizes an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the second quarter and year-to-date fiscal periods ended February 28, 2022 and 2021. Additionally, the Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the second quarter and year-to-date fiscal periods ended February 28, 2022 and 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company has evaluated the impact of the CARES Act, and at present does not expect that the qualified improvement property correction or other provisions of the CARES Act will result in a material tax benefit in future periods. The CARES Act had no material effect on the effective tax rate for the second quarter and year-to-date fiscal periods ended February 28, 2022 and 2021.

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During the second quarter and year-to-date fiscal periods ended February 28, 2022, FDII had a favorable impact on the Company’s effective tax rate.

0Note 15 — Operations Optimization Costs

Relocation of Chase Corporate Headquarters

The Company substantially completed the relocation of its Corporate Headquarters to another location within Westwood, MA during the second quarter of the fiscal year. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization expenses related to the Westwood move of $141 and $200 were expensed in the second quarter and first half of the fiscal year, respectively. The Company does not anticipate any significant additional operations optimization costs related to the new Corporate Headquarters during the remaining second half of the fiscal year.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the second quarter of fiscal 2021 announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $301 related to the consolidation of the Woburn, MA location during the second quarter of the fiscal year and expects to recognize additional expense during the second half of the fiscal year.

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977 of expense related to the move during the entire prior fiscal year ended August 31, 2021 and $147 of expense in the second quarter and first half of fiscal 2022. This project is now substantially completed and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Note 16 — Long-Term Debt

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The New Credit Agreement was entered into to amend, restate and extend the Company’s preexisting Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which previously had a maturity date of December 15, 2021 and is discussed in more detail below, and to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the New Credit Agreement, Chase obtained an increased revolving credit loan (the “New Revolving Facility”), with borrowing capabilities not to exceed $200,000 at any time, with the ability to request an increase in this amount by an additional $100,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the New Revolving Facility and New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At February 28, 2022, there was no outstanding principal balance, and as such, no applicable interest rate.

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

The outstanding balance on the New Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $291,810 at February 28, 2022. The New Credit Facility is subject to restrictive covenants under the New Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the New Credit Agreement). Chase Corporation was in compliance with the debt covenants as of February 28, 2022. The New Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

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

Acquisition of ABchimie

On September 1, 2020 (first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subject to final working capital adjustments, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 and with a performance-based earn out (measured over four years post-acquisition) potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). The Company had $2,692 accrued at February 28, 2022 within Other liabilities on the condensed consolidated balance sheet related to its estimate of the current fair value of the earn out. Following its initial recording at the acquisition date, changes in the performance-based earn out accrual have been recorded within (Gain) loss on contingent consideration in the condensed consolidated statement of operations (including a $200 gain in the second quarter and $275 year-to-date net loss adjustment in fiscal 2022).

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations. It should be read in conjunction with the Condensed Consolidated Financial Statements. Notes thereto are included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2021.

Overview

General

The Company’s revenue grew in the second fiscal quarter and six months ended February 28, 2022, with all three of its reportable operating segments surpassing sales achieved in the prior year quarter and year-to-date period. In spite of the second quarter’s traditional unfavorable seasonal impact on sales of the Company’s high margin Corrosion Protection and Waterproofing segment products and the continuation of the challenging operating environment detailed below, the Company was able to maintain a 37% gross margin for both the second quarter of fiscal 2022 and the first half of the fiscal year.

Despite healthy sales growth in both the second quarter and fiscal year-to-date period, the Company had a less favorable relative gross margin and higher operating expenses, as compared to the prior year periods, resulting in lower company-wide operating income. Chase’s relative gross margin in the quarter and first half of the fiscal year were negatively impacted by both: a.) increased input costs caused by continued global raw material inflationary pressures, increased logistics costs and a more competitive labor market; and b.) a less favorable sales mix, with sales increases in its lower margin Industrial Tapes segment outpacing revenue gains seen in its higher margin Adhesive, Sealants and Additives and Corrosion Protection and Waterproofing segments. Further, the Adhesives, Sealants and Additives segment also experienced a less favorable sales mix within the segment itself—with historically less favorable margin products constituting a comparatively larger part of total segment sales in the quarter-to-date and year-to-date periods.

The Company has implemented and continues to implement customer price adjustments and continues to work with our customers and suppliers in an effort to counteract margin compression. However, given the delay experienced due to notification period requirements with certain customers and the continuation of upward inflationary pressures on input costs, the current period and year-to-date results reflect a lag in the realization of the full benefits of these efforts.

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

Revenue for our Adhesives, Sealants and Additives segment increased for the second quarter and year-to-date period against the comparable prior year periods with increased demand for our North American-focused functional additives product line, including inorganic growth from our Emerging Technologies, Inc. (“ETi”) business acquired in the last month of the second quarter of fiscal 2021. Partially offsetting this increase in revenue was a quarter-to-quarter and year-to-date reduction in sales volume from our worldwide-focused electronic and industrial coatings product line due to reduced demand most acutely seen with sales within the automotive industry for the second quarter and first half of the fiscal year.

Revenue for our Industrial Tapes segment surpassed the COVID-19 impacted second quarter and year-to-date prior year sales with continued increased demand for our North American-focused cable materials, pulling and detection and specialty products product lines. Tempering this overall increase in revenue were quarter-to-quarter and year-to-date reductions in sales volume from our Asia-focused electronic materials product line.

Revenue for our Corrosion Protection and Waterproofing segment surpassed the prior year quarter and year-to-date period with increased demand for our coating and lining systems and building envelope product lines. Partially offsetting these increases in revenue were second quarter and year-to-date reductions in net sales volume from our pipeline coatings and highly seasonal bridge and highway product lines.

Balance Sheet and Cash Flow

Chase Corporation’s balance sheet remained strong as of February 28, 2022, with cash on hand of $116,044,000, and a current ratio of 8.3. The Company’s cash position remained healthy, as did cash flow from operations. Chase continued its strategic inventory build during the second quarter, undertaken to help ensure its ability to satisfy our customers’ demands and to address its elevated backlog caused in part by supply chain challenges. In addition, during the second fiscal quarter Chase Corporation paid out its largest ever annual cash dividend of $9,460,000 on December 9, 2021.

The Company held no outstanding balance on its $200,000,000 revolving credit facility as of February 28, 2022. The revolving credit facility, which was amended and restated in July 2021 (fourth quarter of fiscal 2021) to increase its capacity from $150,000,000 to $200,000,000, allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. The new facility also gives Chase the ability to request an increase in this amount by an additional $100,000,000 ($300,000,000 in total borrowing capacity) at the individual or collective option of any of the lenders. The facility matures in July 2026.

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Six Months Ended		Total	Six Months Ended		Total
	February 28, 2022		Revenue	February 28, 2021		Revenue	February 28, 2022		Revenue	February 28, 2021		Revenue

Revenue
Adhesives, Sealants and Additives	$31,780		43%	$31,575		46%	$62,829		42%	$61,646		45%
Industrial Tapes	33,330		45%	28,345		41%	66,091		44%	54,836		40%
Corrosion Protection and Waterproofing	8,843		12%	8,527		12%	20,043		13%	19,141		14%
Total	$73,953			$68,447			$148,963			$135,623

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Six Months Ended		Segment	Six Months Ended		Segment
	February 28, 2022		Revenue	February 28, 2021		Revenue	February 28, 2022		Revenue	February 28, 2021		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$7,802	(a)	25%	$10,137	(c)	32%	$15,399	(a)	25%	$20,116	(c)	33%
Industrial Tapes	10,250		31%	8,460		30%	19,540		30%	16,328		30%
Corrosion Protection and Waterproofing	2,884		33%	2,415		28%	7,330		37%	6,501		34%
Total for reportable segments	20,936		28%	21,012		31%	42,269		28%	42,945		32%
Corporate and Common Costs	(8,569)	(b)		(8,147)	(c)		(16,785)	(b)		(16,103)	(c)
Total	$12,367		17%	$12,865		19%	$25,484		17%	$26,842		20%

Note: Some percentage of total revenue amounts may not sum to 100% due to rounding.

(a)	Includes a $200 gain in the second quarter and a $275 year-to-date loss on the adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie and $301 in operation optimization costs related to the move from Woburn, MA to O’Hara Township, PA and $147 of operations optimization costs related to the move from Newark, CA to Hickory, NC
(b)	Includes $141 of operations optimization costs in the second quarter and $200 year-to-date related to the Company’s move to the new Corporate Headquarters to another location in Westwood, MA substantially completed in the second quarter of the fiscal year
(c)	Includes $733 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $98 operations optimization in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the second quarter of fiscal 2021. Also includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi

Total Revenue

Total revenue increased $5,506,000 or 8% to $73,953,000 for the quarter ended February 28, 2022, compared to $68,447,000 in the same quarter of the prior year. Total revenue increased $13,340,000 or 10% to $148,963,000 in the fiscal year-to-date period compared to $135,623,000 in the same period in fiscal 2021.

Revenue in the Company’s Adhesives, Sealants and Additives segment increased $205,000 or 1% and $1,183,000 or 2% in the current quarter and year-to-date period, respectively. Positively impacting sales for both the current quarter and year-to-date period were demand-driven sales increases of $2,145,000 and $4,388,000, respectively, by our North American-focused functional additives product line, which includes the inorganic growth attributable to ETi in the current quarter and year-to-date period. Negatively impacting the segment’s sales was a decrease in revenue in the current quarter and year-to-date period from our worldwide-focused electronic and industrial coatings line totaling $1,940,000 and $3,205,000, respectively, with logistics and raw material supply constraints affecting demand in automotive verticals.

Compared to the prior year quarter and year-to-date period, revenue in the Company’s Industrial Tapes segment increased $4,985,000 or 18% and $11,255,000 or 21%, respectively. Positively impacting sales for both the current quarter and year-to-date period were volume and price-driven sales increases of $5,443,000 and $11,283,000, respectively, due to its wire and cable, pulling and detection, and specialty products product lines over the COVID-19 impacted prior year periods. Negatively impacting the segment’s sales was a decrease in revenue from our electronic materials product line totaling $458,000 and $28,000 for the second quarter and year-to-date period, respectively, due to decreased demand in the Asian end-market.

Revenue in the Company’s Corrosion Protection and Waterproofing segment increased $316,000 or 4% and $902,000 or 5% in the current quarter and year-to-date period, respectively. Positively impacting sales for the segment were its coatings and lining systems and building envelope product lines’ combined $684,000 and $1,372,000 current quarter and year-to-date period increases, respectively. Negatively impacting the segment’s sales was a decrease in revenue from its pipeline coatings and bridge and highway product lines, totaling a combined $368,000 and $470,000 for the current quarter and year-to-date period, respectively. The pipeline coatings product line saw a net decrease for the current quarter and year-to-date period, with COVID-19 overhang delays in products sold into Middle East and Asian markets outpacing North American sales gains in oil and gas pipeline repair and construction markets. Because its sales are heavily dependent on infrastructure-related project and maintenance work in North America, the Company’s Corrosion Protection and Waterproofing segment customarily experiences a seasonal downturn in the winter months, our second fiscal quarter (with this trend repeating itself for fiscal 2022).

Cost of Products and Services Sold

Cost of products and services sold increased $5,996,000 or 15% to $46,911,000 for the quarter ended February 28, 2022, compared to $40,915,000 in the prior year quarter. Cost of products and services sold increased $13,672,000 or 17% to $94,192,000 in the first six months of fiscal 2022, compared to $80,520,000 in the comparative year-to-date period.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended February 28,		Six Months Ended February 28,
Cost of products and services sold	2022	2021	2022	2021
Adhesives, Sealants and Additives	62%	54%	62%	55%
Industrial Tapes	65	66	67	65
Corrosion Protection and Waterproofing	60	61	57	58
Total Company	63%	60%	63%	59%

Cost of products and services sold in the Adhesives, Sealants, and Additives segment was $19,838,000 and $38,755,000 in the current quarter and year-to-date period compared to $16,998,000 and $33,611,000 in the comparable periods in the prior year. Cost of products and services sold in the Industrial Tapes segment was $21,790,000 and $44,009,000 in the current quarter and year-to-date period compared to $18,693,000 and $35,810,000 in the comparable periods in the prior year. Cost of products sold in the Corrosion Protection and Waterproofing segment was $5,283,000 and $11,428,000 in the current quarter and year-to-date period compared to $5,224,000 and $11,099,000 in the comparable periods in the prior year.

As a percentage of revenue, cost of products and services sold increased for the Adhesives, Sealants and Additives segment in the current quarter and year-to-date period. As a percentage of revenue, cost of products and services sold decreased for the Industrial Tapes segment for the current quarter and increased in the year-to-date period. As a percentage of revenue, cost of products and services sold decreased for the Corrosion Protection and Waterproofing segment in the current quarter and year-to-date period. The decrease in the relative gross margin for the Adhesives, Sealants and Additives and Industrial Tapes segments in the year-to-date period (and for the second quarter period for Adhesives, Sealants and Additives) was due to continued global raw material inflationary pressures, increased logistics and freight costs and a more competitive labor market. Additionally, the Company’s overall relative margin was affected by a less favorable sales mix with sales increases in our lower margin Industrial Tapes segment outpacing revenue gains seen in our Adhesive, Sealants and Additives and Corrosion Protection and Waterproofing segments. The Adhesives, Sealants and Additives segment also experienced a less favorable sales mix within the segment itself, with historically less favorable margin products constituting a comparatively larger part of total segment sales. The Company has implemented and continues to implement customer price adjustments and continues to work with our customers and suppliers in an effort to counteract margin compression but with a lag reflected in current quarter and year-to-date period results.

With the composition of the Company’s finished goods and the markets it serves, the costs of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) directly and indirectly affect both the purchase price of the raw materials and market demand for its product offerings. In an effort to preserve margins, the Company diligently monitors raw materials and commodities pricing across all its product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $794,000 or 6% to $13,125,000 for the quarter ended February 28, 2022 compared to $12,331,000 in the prior year quarter. Selling, general and administrative expenses increased $1,909,000 or 8% to $26,500,000 in the fiscal year-to-date period compared to $24,591,000 in the same period in fiscal 2021. Selling, general and administrative expenses increased in the second quarter and year-to-date fiscal 2022 period. The increase was attributed to selling and sales activity costs as compared to the COVID-19 impacted comparable prior year quarter and year-to-date period. As a percentage of revenue, selling, general and administrative expenses represented 18% for both the current quarter and fiscal year-to-date period for both fiscal 2022 and 2021.

Research and Product Development Costs

Research and product development costs increased $69,000 or 7% percent to $1,095,000 during the second quarter of fiscal 2022, compared to $1,026,000 in fiscal 2021. Research and product development costs increased $11,000 or less than one percent to $2,088,000 during the first six months of fiscal 2022, compared to $2,077,000 in the same period of fiscal 2021. Research and development stayed relatively consistent from fiscal 2021 to 2022 as the Company continued focused development work on strategic product lines.

Operations Optimization Costs

The Company substantially completed the relocation of its Corporate Headquarters to another location within Westwood, MA during the second quarter of the fiscal year. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The facility will consolidate and house research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $141,000 and $200,000 were expensed in the second quarter and first half of the fiscal year, respectively. The Company does not anticipate any significant additional operations optimization costs related to the new Corporate Headquarters during the second half of the fiscal year.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the second quarter of fiscal 2021 announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $301,000, related to the consolidation of the Woburn, MA location during the second quarter of the fiscal year and expects to recognize additional expense during the second half of fiscal year.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977,000 in expense related to the move during the entire prior fiscal year ended August 31, 2021, of which $98,000 was recognized in the first half of the year. The Company recognized $147,000 in expense during both the second quarter and first half of fiscal 2022. This project is now substantially completed and any future costs related to this move are not anticipated to be significant to the Condensed Consolidated Financial Statements.

(Gain) loss on Contingent Consideration

As a component of the September 1, 2020 acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording of an accrual for $928,000 at the acquisition date, $1,664,000 in expense related to adjustments to the performance-based earn out accrual was recorded during fiscal year ended August 31, 2021 (with $733,000 of expense recognized in the second quarter and first half of fiscal 2021). The Company recognized a loss of $475,000 and a gain of $200,000 (net $275,000 year-to date) in the first and second quarters of fiscal 2022, respectively, related to the performance-based contingent consideration.

Interest Expense

Interest expense increased $19,000 or 28% to $86,000 for the quarter ended February 28, 2022, compared to $67,000 in the prior year comparable period. Interest expense increased $37,000 or 27% for the first six months of fiscal 2022, compared to $136,000 in the prior comparable period. As the Company had no outstanding balance on its revolving debt facility for both periods, interest expense has remained relatively low.

Other Income (Expense)

Other income (expense) was income of $20,000 in the quarter ended February 28, 2022, compared to an expense of $284,000 in the same period in the prior year, a difference of $304,000. Other income (expense) was income of $397,000 in the first six months of the fiscal year compared to an expense of $498,000 in the comparable period, a difference of $895,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts. The change in total other income (expense) in fiscal 2022 compared to fiscal 2021 for both the quarter-to-date and year-to-date periods was largely due to the recognition of net foreign exchange gains in fiscal 2022 as compared to a net losses in fiscal 2021.

Income Taxes

For the three and six months ended February 28, 2022, the Company’s recognized effective tax rate was 26.2% and 26.0%, respectively. For the three and six months ended February 28, 2021, the Company’s recognized and effective tax rate was 28.7% and 25.5%, respectively.

For fiscal 2022 and 2021, the Company is utilizing the 21% Federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income decreased $45,000 or less than 1% to $9,126,000 in the quarter ended February 28, 2022 compared to $9,171,000 in the comparable prior year second quarter. Net income decreased $1,155,000 or 6% to $18,853,000 in the six month year-to-date period ended February 28, 2022 compared to $20,008,000 in the comparable six month year-to-date prior period. The decrease in net income in the second quarter and year-to-date period was primarily due to a.) increased input costs caused by continued global raw material inflationary pressures, increased logistics costs and a more competitive labor market; and b.) a less favorable sales mix, with sales increases in its lower margin Industrial Tapes segment outpacing revenue gains seen in its higher margin Adhesive, Sealants and Additives and Corrosion Protection and Waterproofing segments.

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance decreased $3,385,000 to $116,044,000 at February 28, 2022, from $119,429,000 at August 31, 2021. The decreased cash balance is primarily attributable to the payment of the $9,460,000 annual dividend in the second quarter of fiscal 2022 and the strategic inventory build that was going over the first half of fiscal 2022. The net decrease in cash was offset by cash flow from operations. Of the above-noted amounts, $28,509,000 and $26,309,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of February 28, 2022 and August 31, 2021, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions (as evidenced by the fiscal 2021 acquisition of ABchimie), prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020, 2021 and the first half of fiscal 2022. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $8,757,000 in the first six months of fiscal year 2022 compared to $26,386,000 in the same period of the comparable year. Cash provided by operations during the current period was primarily related to operating income. Negatively impacting the cash flow from operations in the current period was our continued strategic inventory build, undertaken to help ensure our ability to satisfy our customers’ demands and to address our elevated backlog caused in part by macroeconomic supply chain challenges.

The ratio of current assets to current liabilities was 8.3 as of February 28, 2022 compared to 6.5 as of August 31, 2021, primarily due to decreases in accounts payable and accrued payroll and other compensation balances.

Cash flow used in investing activities of $1,974,000 was largely due to the cash spent on capital purchases of machinery and equipment in the first six months of fiscal 2022.

Cash flows used in financing activities of $9,460,000 was due to a cash dividend of $1.00 per share. The dividend was paid on December 9, 2021 to shareholders of record on November 30, 2021.

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each of the borrowers, the subsidiary guarantors party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The New Credit Agreement was entered into to amend, restate and extend the Company’s preexisting credit facility, which had a maturity date of December 15, 2021, and to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the New Credit Agreement, Chase obtained an increased revolving credit loan (the “New Revolving Facility”), with borrowing capabilities not to exceed $200,000,000 at any time, with the ability to request an increase in this amount by an additional $100,000,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the New Revolving Facility and New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At February 28, 2022, there was no outstanding principal balance, and as such, no applicable interest rate. The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, July 27, 2026. The New Credit Agreement contains provisions that may replace LIBOR as the benchmark index under certain circumstances. In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter. Subject to certain conditions set forth in the New Credit Agreement, the Company may elect to convert all or a portion of the outstanding New Revolving Facility into a new term loan twice during the term of the New Revolving Facility (each, a “New Term Loan”, and collectively with the New Revolving Facility, the “New Credit Facility”), which New Term Loan shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a ten year amortization schedule. The outstanding balance on the New Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries. The New Credit Facility is subject to restrictive covenants under the New Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the New Credit Agreement). Chase Corporation was in compliance with the debt covenants as of February 28, 2022. The New Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the six months ended February 28, 2022 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase Corporation limits the amount of credit exposure to any one issuer.  At February 28, 2022, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of its funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase Corporation’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of February 28, 2022, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at February 28, 2022
GBP	British Pound	$15,887
EUR	Euro	$6,259
CAD	Canadian Dollar	$2,363
CNY	Chinese Yuan	$483
INR	Indian Rupee	$213

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation loss for the six months ended February 28, 2022 in the amount of $2,058,000 related to Chase Corporation’s European and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt on February 28, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

During the quarter ended February 28, 2022, the Company continued the process of refining financial reporting controls on the operations associated with Emerging Technologies, Inc. (ETi), acquired in February 2021.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Chase Corporation

Dated: April 7, 2022	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: April 7, 2022	By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer