Form 10-Q
period 2022-05-31
CHASE CORP
filed 2022-07-11
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2022

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

The number of shares of Common Stock outstanding as of June 30, 2022 was 9,468,590.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2022

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

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	May 31,	August 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$124,683	$119,429
Accounts receivable, less allowances of $537 and $451	51,330	46,212
Inventory	58,551	41,217
Prepaid expenses and other current assets	3,434	2,851
Prepaid income taxes and refunds due	3,249	3,255
Total current assets	241,247	212,964

Property, plant and equipment, less accumulated depreciation of $52,154 and $50,666	24,531	24,267

Other Assets
Goodwill	96,321	97,866
Intangible assets, less accumulated amortization of $99,506 and $91,484	36,947	46,954
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,312	2,260
Deferred income taxes	5,273	5,265
Operating lease right-of-use asset	9,078	9,312
Other assets	732	821
Total assets	$420,891	$404,159

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$18,375	$19,575
Accrued payroll and other compensation	5,884	7,179
Income taxes payable	159	761
Accrued expenses	5,639	5,407
Total current liabilities	30,057	32,922

Operating lease long-term liabilities	7,060	7,202
Deferred compensation	2,320	2,267
Accumulated pension obligation	8,155	9,416
Other liabilities	2,099	2,537
Deferred income taxes	2,822	3,301
Accrued income taxes	1,813	2,190

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,468,590 shares at May 31, 2022 and 9,447,905 shares at August 31, 2021 issued and outstanding	948	946
Additional paid-in capital	21,375	18,959
Accumulated other comprehensive loss	(16,325)	(11,210)
Retained earnings	360,567	335,629
Total equity	366,565	344,324
Total liabilities and equity	$420,891	$404,159

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021

Revenue
Sales	$87,724	$78,822	$235,098	$212,533
Royalties and commissions	895	771	2,484	2,683
	88,619	79,593	237,582	215,216
Costs and Expenses
Cost of products and services sold	54,438	46,312	148,630	126,832
Selling, general and administrative expenses	13,807	13,969	40,307	38,560
Research and product development costs	1,186	957	3,274	3,034
Operations optimization costs (Note 15)	59	22	707	120
Acquisition-related costs (Note 17)	—	—	—	128
(Gain) loss on contingent consideration (Note 17)	(474)	262	(199)	995

Operating income	19,603	18,071	44,863	45,547

Interest expense	(89)	(68)	(262)	(204)
Other income (expense)	(166)	(260)	231	(758)

Income before income taxes	19,348	17,743	44,832	44,585

Income taxes (Note 14)	3,803	3,454	10,434	10,288

Net income	$15,545	$14,289	$34,398	$34,297

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$1.64	$1.51	$3.64	$3.63

Diluted	$1.64	$1.50	$3.62	$3.61

Weighted average shares outstanding
Basic	9,399,231	9,386,814	9,398,778	9,381,433
Diluted	9,431,259	9,435,335	9,435,369	9,426,879

Annual cash dividends declared per share	—	—	$1.00	$0.80

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Net income	$15,545	$14,289	$34,398	$34,297

Other comprehensive income (loss):
Net unrealized (loss) gain on restricted investments, net of tax	(112)	68	(277)	186
Change in funded status of pension plans, net of tax	112	124	336	371
Foreign currency translation adjustment	(3,116)	1,386	(5,174)	3,273
Total other comprehensive income (loss)	(3,116)	1,578	(5,115)	3,830

Comprehensive income	$12,429	$15,867	$29,283	$38,127

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MAY 31, 2022 AND 2021

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at February 28, 2021	9,448,371	$946	$17,721	$(10,840)	$310,717	$318,544
Amortization of restricted stock grants			600			600
Amortization of stock option grants			195			195
Exercise of stock options	2,149	—	166			166
Common stock received for payment of stock option exercises	(689)	—	(80)			(80)
Common stock retained to pay statutory minimum withholding taxes on common stock	(45)	—	(6)			(6)
Change in funded status of pension plans, net of tax $41				124		124
Foreign currency translation adjustment				1,386		1,386
Net unrealized gain (loss) on restricted investments, net of tax $24				68		68
Net income					14,289	14,289
Balance at May 31, 2021	9,449,786	$946	$18,596	$(9,262)	$325,006	$335,286

Balance at February 28, 2022	9,468,888	$948	$20,513	$(13,209)	$345,022	$353,274
Restricted stock grants, net of forfeitures	(298)	—				—
Amortization of restricted stock grants			613			613
Amortization of stock option grants			249			249
Change in funded status of pension plans, net of tax $37				112		112
Foreign currency translation adjustment				(3,116)		(3,116)
Net unrealized gain (loss) on restricted investments, net of tax ($37)				(112)		(112)
Net income					15,545	15,545
Balance at May 31, 2022	9,468,590	$948	$21,375	$(16,325)	$360,567	$366,565

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED MAY 31, 2022 AND 2021

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792
Restricted stock grants, net of forfeitures	10,693	2	(2)			—
Amortization of restricted stock grants			1,789			1,789
Amortization of stock option grants			420			420
Exercise of stock options	4,681	—	207			207
Common stock received for payment of stock option exercises	(1,075)	—	(121)			(121)
Common stock retained to pay statutory minimum withholding taxes on common stock	(3,595)	—	(371)			(371)
Cash dividend on common stock, $0.80 per share					(7,557)	(7,557)
Change in funded status of pension plans, net of tax $124				371		371
Foreign currency translation adjustment				3,273		3,273
Net unrealized gain (loss) on restricted investments, net of tax $63				186		186
Net income					34,297	34,297
Balance at May 31, 2021	9,449,786	$946	$18,596	$(9,262)	$325,006	$335,286

Balance at August 31, 2021	9,447,905	$946	$18,959	$(11,210)	$335,629	$344,324
Restricted stock grants, net of forfeitures	20,685	2	(2)			—
Amortization of restricted stock grants			1,721			1,721
Amortization of stock option grants			697			697
Cash dividend on common stock, $1.00 per share					(9,460)	(9,460)
Change in funded status of pension plans, net of tax $111				336		336
Foreign currency translation adjustment				(5,174)		(5,174)
Net unrealized gain (loss) on restricted investments, net of tax ($92)				(277)		(277)
Net income					34,398	34,398
Balance at May 31, 2022	9,468,590	$948	$21,375	$(16,325)	$360,567	$366,565

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine Months Ended May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,398	$34,297
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) Loss on contingent consideration	(199)	995
Depreciation	2,654	2,925
Amortization	9,092	9,566
Provision for allowance for doubtful accounts	91	(8)
Stock-based compensation	2,418	2,209
Realized gain on restricted investments	(86)	(54)
Deferred taxes	(187)	—
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(5,852)	(6,946)
Inventory	(17,768)	2,062
Prepaid expenses and other assets	(573)	(260)
Accounts payable	(936)	3,049
Accrued compensation and other expenses	(1,765)	49
Accrued income taxes	(1,001)	(4,884)
Net cash provided by operating activities	20,286	43,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,103)	(1,749)
Payments for acquisitions	—	(31,238)
Changes in restricted investments	(340)	(119)
Net cash used in investing activities	(3,443)	(33,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	(9,460)	(7,557)
Proceeds from exercise of common stock options	—	86
Payments of taxes on stock options and restricted stock	—	(371)
Net cash used in financing activities	(9,460)	(7,842)

INCREASE IN CASH & CASH EQUIVALENTS	7,383	2,052
Effect of foreign exchange rates on cash	(2,129)	1,827
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,429	99,068
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,683	$102,947

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$—	$121
Property, plant and equipment additions included in accounts payable	$207	$141

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

The results of operations for the interim period ended May 31, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2021 which are contained in the Company’s 2021 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2022, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended May 31, 2022 and 2021.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The functional currency for all Chase Corporation’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $94 and $431 for the three- and nine-month periods ended May 31, 2022, respectively, and ($241) and ($678) for the three- and nine-month periods ended May 31, 2021, respectively.

Other Business Developments

The Company substantially completed the relocation of its Corporate Headquarters to another location within Westwood, MA during the second quarter of the fiscal year. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $32 and $232 were expensed in the third quarter and year-to-date fiscal period, respectively. The Company does not anticipate any significant additional operations optimization costs related to the new Corporate Headquarters during the fourth quarter of the fiscal year.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the announcement in the second quarter of fiscal 2021 of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $27 and $328 related to the consolidation of the Woburn, MA location during the third quarter and year-to-date fiscal period, respectively, and expects to recognize additional expense during the fourth quarter of the fiscal year.

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

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977 in expense related to the move during the entire prior fiscal year ended August 31, 2021 and $147 of expense in the first half of fiscal 2022. This project is now substantially completed and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

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

Note 3 — Inventory

Inventory consisted of the following as of May 31, 2022 and August 31, 2021:

	May 31,	August 31,
	2022	2021
Raw materials	$36,192	$24,055
Work in process	7,835	5,928
Finished goods	14,524	11,234
Total Inventory	$58,551	$41,217

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021

Basic Earnings per Share

Net income	$15,545	$14,289	$34,398	$34,297
Less: Allocated to participating securities	104	94	228	239
Net income available to common shareholders	$15,441	$14,195	$34,170	$34,058

Basic weighted average shares outstanding	9,399,231	9,386,814	9,398,778	9,381,433
Net income per share - Basic	$1.64	$1.51	$3.64	$3.63

Diluted Earnings per Share

Net income	$15,545	$14,289	$34,398	$34,297
Less: Allocated to participating securities	104	94	228	239
Net income available to common shareholders	$15,441	$14,195	$34,170	$34,058

Basic weighted average shares outstanding	9,399,231	9,386,814	9,398,778	9,381,433
Additional dilutive common stock equivalents	32,028	48,521	36,591	45,446
Diluted weighted average shares outstanding	9,431,259	9,435,335	9,435,369	9,426,879
Net income per share - Diluted	$1.64	$1.50	$3.62	$3.61

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options. For the three- and nine-month periods ended May 31, 2022, stock options to purchase 108,392 and 93,869 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the three- and nine-month periods ended May 31, 2021, stock options to purchase 17,947 and 59,346 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.

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

Restricted stock from fiscal 2020 grants in the amount of 437 and 570 shares were forfeited in the first and second quarters, respectively, and restricted stock from fiscal 2022 grants of 559 and 298 shares were forfeited in the second and third quarters, respectively, in conjunction with the termination of employment of non-executive members of management of the Company.

In February 2022, the Board of Directors of the Company approved an equity retention agreement with the Treasurer and Chief Financial Officer. Awards under the equity-based retention agreement have a grant date of February 1, 2022 and contain the following equity components: (a) a time-based restricted stock grant of 5,332 shares with a vesting date of January 31, 2025; and (b) options to purchase 14,480 shares of common stock with an exercise price of $94.88 per share. The options will vest on January 31, 2025 and will expire on February 1, 2032. Compensation expense for both the restricted stock and the stock option components of the equity retention agreements is being recognized on a ratable basis over the vesting period.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2022		2021		2022		2021
Revenue
Adhesives, Sealants and Additives	$36,771		$33,861		$99,600		$95,507
Industrial Tapes	38,329		32,249		104,420		87,085
Corrosion Protection and Waterproofing	13,519		13,483		33,562		32,624
Total	$88,619		$79,593		$237,582		$215,216

Income before income taxes
Adhesives, Sealants and Additives	$12,320	(a)	$10,982	(c)	$27,719	(a)	$31,098	(c)
Industrial Tapes	10,985		10,945		30,525		27,273
Corrosion Protection and Waterproofing	5,353		5,098		12,683		11,599
Total for reportable segments	28,658		27,025		70,927		69,970
Corporate and common costs	(9,310)	(b)	(9,282)	(c)	(26,095)	(b)	(25,385)	(c)
Total	$19,348		$17,743		$44,832		$44,585

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$36		$25		$105		$79
Depreciation	234		255		697		744
Amortization	2,541		2,715		7,939		7,931

Industrial Tapes
Interest	$36		$15		$105		$57
Depreciation	363		412		1,184		1,305
Amortization	383		387		1,150		1,160

Corrosion Protection and Waterproofing
Interest	$17		$28		$52		$68
Depreciation	138		157		385		432
Amortization	1		274		3		475

(a)	Includes a $474 gain in the third quarter and a $199 year-to-date gain on the adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie and $27 and $328 in operation optimization costs in the third quarter and year-to-date period related to the move from Woburn, MA to O’Hara Township, PA and $0 and $147 of operations optimization costs in the third and year-to-date period related to the move from Newark, CA to Hickory, NC
(b)	Includes $32 and $232 of operations optimization costs in the three- and nine-month period, respectively, related to the Company’s move to the new Corporate Headquarters within Westwood, MA substantially completed in the second quarter of the fiscal year
(c)	Includes $262 and $995 loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie in the third quarter and year-to-date fiscal 2021 periods and $22 and $120 operations optimization in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the third and year-to-date period of fiscal 2021. Also includes $128 in acquisition-related expense in the nine month period in corporate and common costs attributable to the February 2021 acquisition of the operations of ETi

Total assets for the Company’s reportable segments as of May 31, 2022 and August 31, 2021 were:

	May 31,	August 31,
	2022	2021
Total Assets
Adhesives, Sealants and Additives	$156,385	$161,968
Industrial Tapes	85,264	72,301
Corrosion Protection and Waterproofing	33,447	31,067
Total for reportable segments	275,096	265,336
Corporate and common assets	145,795	138,823
Total	$420,891	$404,159

The Company’s products are sold worldwide. Revenue for the three- and nine-month periods ended May 31, 2022 and 2021 was attributed to operations located in the following countries:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Revenue
United States	$76,140	$67,264	$204,009	$178,635
United Kingdom	6,604	6,184	17,125	19,208
All other foreign (1)	5,875	6,145	16,448	17,373
Total	$88,619	$79,593	$237,582	$215,216

(1)	Comprises sales orders originated from the Company’s French locations, royalty revenue attributable to its licensed manufacturer in Asia, and Chase foreign manufacturing operations.

As of May 31, 2022 and August 31, 2021 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	May 31,	August 31,
	2022	2021
Long-Lived Assets
United States
Property, plant and equipment, net	$21,385	$20,990
Goodwill and Intangible assets, less accumulated amortization	107,633	115,936

United Kingdom
Property, plant and equipment, net	2,050	2,174
Goodwill and Intangible assets, less accumulated amortization	3,589	3,905

All other foreign
Property, plant and equipment, net	1,096	1,103
Goodwill and Intangible assets, less accumulated amortization	22,046	24,979

Total
Property, plant and equipment, net	$24,531	$24,267
Goodwill and Intangible assets, less accumulated amortization	$133,268	$144,820

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2021	$65,945	$21,215	$10,706	$97,866
Foreign currency translation adjustment	(1,527)	—	(18)	(1,545)
Balance at May 31, 2022	$64,418	$21,215	$10,688	$96,321

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

Intangible assets subject to amortization consisted of the following as of May 31, 2022 and August 31, 2021:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
May 31, 2022
Patents and agreements	14.6	years	$1,760	$1,722	$38
Formulas and technology	7.8	years	10,844	9,989	855
Trade names	5.9	years	8,747	8,435	312
Customer lists and relationships	9.1	years	115,102	79,360	35,742
			$136,453	$99,506	$36,947

August 31, 2021
Patents and agreements	14.6	years	$1,760	$1,715	$45
Formulas and technology	7.9	years	10,987	9,769	1,218
Trade names	5.9	years	8,836	8,285	551
Customer lists and relationships	9.2	years	116,855	71,715	45,140
			$138,438	$91,484	$46,954

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2022 and 2021 was $9,092 and $9,566 respectively. Estimated amortization expense for the remainder of fiscal year 2022 and for the next five years is as follows:

Years ending August 31,
2022 (remaining 3 months)	$2,669
2023	8,612
2024	7,405
2025	5,805
2026	5,007
2027	2,460

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of May 31, 2022 and August 31, 2021:

	May 31,	August 31,
	2022	2021
Assets
Operating lease right-of-use asset	$9,078	$9,312

Liabilities
Current (accrued expenses)	$1,466	$1,515
Operating lease long-term liabilities	7,060	7,202
Total lease liability	$8,526	$8,717

Lease cost

The components of lease costs for the three and nine months ended May 31, 2022 and 2021 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021

Operating lease cost (a)	$790	$911	$2,451	$2,833

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities at May 31, 2022 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2022 (remaining 3 months)	427
2023	1,677
2024	1,602
2025	1,444
2026	1,182
2027 and thereafter	3,002
Less: Interest	(808)
Present value of lease liabilities	$8,526

The weighted average remaining lease term and discount rates are as follows:

	May 31,	August 31,
	2022	2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	6.7	6.8
Weighted average discount rate (percentage)
Operating leases	2.8%	3.1%

Other Information

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended May 31,
	2022	2021

Operating cash outflows from operating leases	$1,311	$1,797
Total cash paid for amounts included in the measurement of lease liabilities	$1,311	$1,797

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of May 31, 2022 and August 31, 2021:

	May 31,	August 31,
	2022	2021
Contract Assets
Adhesives, Sealants and Additives	$27	$21
Industrial Tapes	75	82
Corrosion Protection and Waterproofing	102	25
Total	$204	$128

The Company did not have any contract liabilities as of May 31, 2022 and August 31, 2021.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and nine months ended May 31, 2022 and 2021 was as follows:

	Three Months Ended May 31, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$24,015	$34,044	$11,728	$69,787
Asia\Middle East	6,143	2,103	1,121	9,367
Europe	6,362	1,373	654	8,389
All other foreign	251	809	16	1,076
Total Revenue	$36,771	$38,329	$13,519	$88,619

	Nine Months Ended May 31, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$62,992	$93,321	$28,932	$185,245
Asia\Middle East	19,292	5,682	2,547	27,521
Europe	16,733	3,734	2,019	22,486
All other foreign	583	1,683	64	2,330
Total Revenue	$99,600	$104,420	$33,562	$237,582

	Three Months Ended May 31, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$20,497	$28,620	$11,631	$60,748
Asia\Middle East	7,030	2,019	1,023	10,072
Europe	6,167	1,009	746	7,922
All other foreign	167	601	83	851
Total Revenue	$33,861	$32,249	$13,483	$79,593

	Nine Months Ended May 31, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$56,606	$76,429	$27,062	$160,097
Asia\Middle East	21,958	5,855	3,592	31,405
Europe	16,497	3,061	1,823	21,381
All other foreign	446	1,740	147	2,333
Total Revenue	$95,507	$87,085	$32,624	$215,216

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2022 and 2021 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$95	$91	$285	$274
Interest cost	96	86	288	256
Expected return on plan assets	(103)	(97)	(309)	(293)
Amortization of prior service cost	1	1	3	3
Amortization of accumulated loss	148	164	444	492
Net periodic benefit cost	$237	$245	$711	$732

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company has made contributions of $1,526 in the nine months ended May 31, 2022 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2022 to ensure the qualified plan continues to be adequately funded given the current market conditions, including conditions related to the coronavirus disease 2019 (COVID-19) pandemic. The Company made contributions of $1,174 in the nine months ended May 31, 2021.

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of May 31, 2022 and August 31, 2021 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2022 and August 31, 2021:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	May 31, 2022	$2,312	$2,070	$242	$—

Restricted investments	August 31, 2021	$2,260	$2,016	$244	$—

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of May 31, 2022 and August 31, 2021:

Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	May 31, 2022	$—	$—	$—	$—
Contingent consideration	May 31, 2022	$2,099	$—	$—	$2,099

Long-term debt	August 31, 2021	$—	$—	$—	$—
Contingent consideration	August 31, 2021	$2,537	$—	$—	$2,537

The long-term debt (including any current portion of long-term debt) had no outstanding balance as of May 31, 2022 and August 31, 2021. The carrying value of the long-term debt approximates its fair value, as the interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the condensed consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss (gain) on contingent consideration on the condensed consolidated statement of operations until the liability is settled. As of May 31, 2022, the liability decreased to $2,099 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date. See Note 17 to the condensed consolidated financial statements for additional information on the acquisition of ABchimie.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

Other comprehensive gains (losses) before reclassifications (1)	226	—	3,273	3,499
Reclassifications to net income of previously deferred (gains) losses (2)	(40)	371	—	331
Other comprehensive income (loss)	186	371	3,273	3,830

Balance at May 31, 2021	$455	$(7,946)	$(1,771)	$(9,262)

Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

Other comprehensive gains (losses) before reclassifications (3)	(213)	—	(5,174)	(5,387)
Reclassifications to net income of previously deferred (gains) losses (4)	(64)	336	—	272
Other comprehensive income (loss)	(277)	336	(5,174)	(5,115)

Balance at May 31, 2022	$241	$(7,643)	$(8,923)	$(16,325)
(1)	Net of tax benefit of $77, $0 and $0, respectively.
(2)	Net of tax expense of $14, tax benefit of $124 and $0, respectively.
(3)	Net of tax expense of $70, $0 and $0, respectively.
(4)	Net of tax expense of $22, tax benefit of $111 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive
	Income (Loss) into Income
	Three Months Ended May 31,		Nine Months Ended May 31,		Location of Gain (Loss) Reclassified from Accumulated
	2022	2021	2022	2021	Other Comprehensive Income (Loss) into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(6)	$(5)	$(86)	$(54)	Selling, general and administrative expenses
Tax expense (benefit)	1	1	22	14
Gain net of tax	$(5)	$(4)	$(64)	$(40)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	149	165	447	495	Other income (expense)
Tax expense (benefit)	(37)	(41)	(111)	(124)
Loss net of tax	$112	$124	$336	$371

Total net loss reclassified for the period	$107	$120	$272	$331

Note 14 — Income Taxes

For the three and nine months ended May 31, 2022, the Company’s recognized effective tax rate was 19.7% and 23.3%, respectively. For the three and nine months ended May 31, 2021, the Company’s recognized effective tax rate was 19.5% and 23.1%, respectively.

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for both the third quarter and year-to-date fiscal periods ended May 31, 2022 and 2021.

In addition, the Company also recognizes an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the third quarter and year-to-date fiscal periods ended May 31, 2022 and 2021. Additionally, the Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the third quarter and year-to-date fiscal periods ended May 31, 2022 and 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company has evaluated the impact of the CARES Act, and at present does not expect that the qualified improvement property correction or other provisions of the CARES Act will result in a material tax benefit in future periods. The CARES Act had no material effect on the effective tax rate for the third quarter and year-to-date fiscal periods ended May 31, 2022 and 2021.

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During the third quarter and year-to-date fiscal periods ended May 31, 2022, FDII had a favorable impact on the Company’s effective tax rate.

0Note 15 — Operations Optimization Costs

Relocation of Chase Corporate Headquarters

The Company substantially completed the relocation of its Corporate Headquarters to another location within Westwood, MA during the second quarter of the fiscal year 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization expenses related to the Westwood move of $32 and $232 were expensed in the third quarter and fiscal year-to-date period of 2022, respectively. The Company does not anticipate any significant additional operations optimization costs related to the new Corporate Headquarters during the fourth quarter of the fiscal year.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the announcement in the second quarter of fiscal 2021 of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $27 and $328 related to the consolidation of the Woburn, MA location during the third quarter and fiscal 2022 period, respectively, and expects to recognize additional expense during the fourth quarter of the fiscal year.

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977 of expense related to the move during the entire prior fiscal year ended August 31, 2021 and $0 and $147 of expense in the third quarter and year-to-date fiscal 2022. This project is now substantially completed and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Note 16 — Long-Term Debt

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The New Credit Agreement was entered into to amend, restate and extend the Company’s preexisting Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which had a maturity date of December 15, 2021, and to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the New Credit Agreement, Chase obtained an increased revolving credit loan (the “New Revolving Facility”), with borrowing capabilities not to exceed $200,000 at any time, with the ability to request an increase in this amount by an additional $100,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the New Revolving Facility and New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At May 31, 2022, there was no outstanding principal balance, and as such, no applicable interest rate.

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

The outstanding balance on the New Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $302,914 at May 31, 2022. The New Credit Facility is subject to restrictive covenants under the New Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the New Credit Agreement). Chase Corporation was in compliance with the debt covenants as of May 31, 2022. The New Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

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

Acquisition of ABchimie

On September 1, 2020 (first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subject to final working capital adjustments, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 and with a performance-based earn out (measured over four years post-acquisition) potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). The Company had $2,692 accrued at February 28, 2022 within Other liabilities on the condensed consolidated balance sheet related to its estimate of the current fair value of the earn out. Following its initial recording at the acquisition date, changes in the performance-based earn out accrual have been recorded within (Gain) loss on contingent consideration in the condensed consolidated statement of operations (including a $474 gain in the third quarter and $199 year-to-date net gain adjustment in fiscal 2022).

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

Overview

General

The Company’s revenue grew in the third fiscal quarter and nine months ended May 31, 2022, with all three of its reportable operating segments surpassing sales achieved in the prior year quarter and year-to-date fiscal periods. Despite the ongoing challenges of the global operating environment detailed below, the Company increased its gross margin to 38.6% in the third quarter resulting in a 37.4% gross margin for the year-to-date fiscal period.

Despite the Company’s healthy sales growth in both the current quarter and year-to-date period, and an increase in third quarter gross margin compared to the [second quarter][first half of fiscal 2022], the Company continues to have a less favorable gross margin percentage in the current quarter and year-to-date period compared to the prior year periods. Lower operating costs seen in the current quarter resulted in higher operating income over the comparable quarter. Higher operating costs seen in the year-to-date current period resulted in decreased operating income over the comparable year-to-date period. Chase’s relative gross margin in the quarter and year-to-date period continue to be negatively impacted by both: a.) increased input costs caused by continued global raw material inflationary pressures, increased logistics costs and a more competitive labor market; and b.) a less favorable sales mix, with sales increases in its lower margin Industrial Tapes segment outpacing revenue gains seen in its higher margin Adhesives, Sealants and Additives, and Corrosion Protection and Waterproofing segments. Further, the Adhesives, Sealants and Additives segment also experienced a less favorable sales mix within the segment itself due to historically less favorable margin products constituting a comparatively larger part of total segment sales in the quarterly and year-to-date periods.

The Company continues to work with our customers and suppliers in an effort to counteract margin compression. However, given the delay experienced due to notification period requirements with certain customers and the continuation of upward inflationary pressures on input costs, the current period and year-to-date results reflect a lag in the realization of the full benefits of these efforts.

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

Revenue for our Adhesives, Sealants and Additives segment increased for the third quarter and year-to-date periods against the comparable prior year periods with increased demand for our North American-focused functional additives product line, including year-to-date inorganic growth from our Emerging Technologies, Inc. (“ETi”) business acquired in the last month of the second quarter of fiscal 2021. Partially offsetting this increase in revenue was a quarter to quarter and year-to-date reduction in sales volume from our worldwide-focused electronic and industrial coatings product line due to reduced demand acutely seen with sales within the automotive industry for the third quarter and year-to-date fiscal periods.

Revenue for our Industrial Tapes segment surpassed the COVID-19 impacted third quarter and year-to-date prior year sales with continued increased demand for our North American-focused cable materials, and pulling and detection product lines. Tempering the increase in third quarter revenue was a decrease in third quarter sales from the specialty products product line due to raw material supply constraints. However, the specialty products product line continues to experience a year-to-date increase in sales over the prior year-to-date comparable period.

Revenue for our Corrosion Protection and Waterproofing segment surpassed the prior year quarter and year-to-date periods with increased demand from our pipeline coatings line benefiting in the current quarter, and our building envelope lines benefitting both in the current quarter and year-to-date periods. Partially offsetting these increases in revenue were current quarter and year-to-date reductions in net sales volume from our bridge and highway product lines. The coatings and lining systems product line also experienced reduction in net sales volume in the current quarter compared to the prior year quarter and continues to experience an increase in year-to-date sales compared to the prior comparable period.

Balance Sheet and Cash Flow

Chase Corporation’s balance sheet remained strong as of May 31, 2022, with cash on hand of $124,683,000, and a current ratio of 8.1. The Company’s cash position remained healthy, as did cash flow from operations. Chase continued its strategic inventory build during the third quarter, undertaken to help ensure its ability to satisfy our customers’ demands and to address its elevated backlog caused in part by supply chain challenges. In addition, during the second fiscal quarter Chase Corporation paid out its largest ever annual cash dividend of $9,460,000 on December 9, 2021.

The Company held no outstanding balance on its $200,000,000 revolving credit facility as of May 31, 2022. The revolving credit facility, which was amended and restated in July 2021 (fourth quarter of fiscal 2021) to increase its capacity from $150,000,000 to $200,000,000, allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. The new facility also gives Chase the ability to request an increase in this amount by an additional $100,000,000 ($300,000,000 in total borrowing capacity) at the individual or collective option of any of the lenders. The facility matures in July 2026.

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

			% of			% of			% of			% of
	Three Months Ended		Total	Three Months Ended		Total	Nine Months Ended		Total	Nine Months Ended		Total
	May 31, 2022		Revenue	May 31, 2021		Revenue	May 31, 2022		Revenue	May 31, 2021		Revenue

Revenue
Adhesives, Sealants and Additives	$36,771		41%	$33,861		43%	$99,600		42%	$95,507		44%
Industrial Tapes	38,329		43%	32,249		41%	104,420		44%	87,085		40%
Corrosion Protection and Waterproofing	13,519		15%	13,483		17%	33,562		14%	32,624		15%
Total	$88,619			$79,593			$237,582			$215,216

			% of			% of			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment	Nine Months Ended		Segment	Nine Months Ended		Segment
	May 31, 2022		Revenue	May 31, 2021		Revenue	May 31, 2022		Revenue	May 31, 2021		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$12,320	(a)	34%	$10,982	(c)	32%	$27,719	(a)	28%	$31,098	(c)	33%
Industrial Tapes	10,985		29%	10,945		34%	30,525		29%	27,273		31%
Corrosion Protection and Waterproofing	5,353		40%	5,098		38%	12,683		38%	11,599		36%
Total for reportable segments	28,658		32%	27,025		34%	70,927		30%	69,970		33%
Corporate and Common Costs	(9,310)	(b)		(9,282)	(c)		(26,095)	(b)		(25,385)	(c)
Total	$19,348		22%	$17,743		22%	$44,832		19%	$44,585		21%

Note: Some percentage of total revenue amounts may not sum to 100% due to rounding.

(a)	Includes a $474 gain in the third quarter and a $199 year-to-date gain on the adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie and $27 and $328 in operation optimization costs in the third quarter and year-to-date period, respectively, related to the move from Woburn, MA to O’Hara Township, PA and $0 and $147 of operations optimization costs in the third quarter and year-to-date period related to the move from Newark, CA to Hickory, NC
(b)	Includes $32 and $232 of operations optimization costs in the three- and nine-month period, respectively, related to the Company’s move to the new Corporate Headquarters to another location in Westwood, MA substantially completed in the second quarter of the fiscal year
(c)	Includes $262 and $995 loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie in the third quarter and year-to-date fiscal 2021 periods and $22 and $120 operations optimization in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during the third and year-to-date period of fiscal 2021. Also includes $128 in acquisition-related expense in the nine month period in corporate and common costs attributable to the February 2021 acquisition of the operations of ETi

Total Revenue

Total revenue increased $9,026,000, or 11% to $88,619,000 for the quarter ended May 31, 2022, compared to $79,593,000 in the same quarter of the prior year. Total revenue increased $22,366,000, or 10% to $237,582,000 in the fiscal year-to-date period compared to $215,216,000 in the same period in fiscal 2021.

Revenue in the Company’s Adhesives, Sealants and Additives segment increased $2,910,000, or 9% and $4,093,000, or 4% in the current quarter and year-to-date period, respectively. Positively impacting sales for both the current quarter and year-to-date period were demand-driven sales increases of $3,416,000 and $7,804,000, respectively, by our North American-focused functional additives product line, which includes year-to-date inorganic growth attributable to the ETi business acquired in the last month of the second quarter of fiscal 2021. Negatively impacting the segment’s sales was volume-driven decreases in the current quarter and year-to-date period for its worldwide-focused electronic and industrial coatings line totaling $506,000 and $3,711,000, respectively, with logistics and raw material supply constraints affecting demand in automotive verticals.

Compared to the prior year quarter and year-to-date period, revenue in the Company’s Industrial Tapes segment increased $6,080,000, or 19% and $17,335,000, or 20%, respectively. Positively impacting sales for both the current quarter and year-to-date period were sales price and volume-driven increases of $6,351,000 and $17,063,000, respectively due to its wire and cable, pulling and detection, and electronic materials product lines over the COVID-19 impacted prior year periods. Negatively impacting the sales increase for the quarter was its specialty product line totaling a sales decrease of $271,000 due to raw material supply constraints. However, the specialty products line continues to experience a year-to-date sales increase of $272,000 over the comparable year-to-date period.

Revenue in the Company’s Corrosion Protection and Waterproofing segment increased $36,000, or less than 1% for the current quarter and increased $938,000, or 3% in the year-to-date period, respectively. Positively impacting segment sales for the current quarter was the demand-driven sales price and volume increases in its pipeline coatings and building envelope product lines totaling $728,000 and $299,000, respectively, due to continued recovery in our oil and gas pipeline business attributable to our pipeline coatings product line and increased construction demand attributable to our building envelope product lines. Negatively impacting the segment’s sales was a decrease in revenue from its bridge and highway product lines totaling $126,000 and $131,000 in the current quarter and year-to-date period, respectively, due to delayed project demand. Negatively impacting the quarter was the coatings and lining product lines totaling a loss of $566,000 due to the strong prior year quarter activity after the winter weather events which impacted the Houston, TX manufacturing facility and surrounding regions. However, the coatings and lining product line experienced an increase of $770,000 in the fiscal year-to-date period compared to the prior year comparable period.

Cost of Products and Services Sold

Cost of products and services sold increased $8,126,000, or 18% to $54,438,000 for the quarter ended May 31, 2022, compared to $46,312,000 in the prior year quarter. Costs of products and services sold increased $21,798,000, or 17% to $148,630,000 in the first nine months of fiscal 2022, compared to $126,832,000 in the comparative year-to-date period.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2022	2021	2022	2021
Adhesives, Sealants and Additives	57%	56%	60%	55%
Industrial Tapes	67	62	67	64
Corrosion Protection and Waterproofing	56	55	56	57
Total Company	61%	58%	63%	59%

Cost of products and services sold in the Adhesives, Sealants and Additives segment was $21,073,000 and $59,828,000 in the current quarter and year-to-date period compared to $18,850,000 and $52,461,000 in the comparable periods in the prior year. Cost of products and services sold in the Industrial Tapes segment was $25,836,000 and $69,845,000 in the current quarter and year-to-date period compared to $20,043,000 and $55,853,000 in the comparable periods in the prior year. Cost of products sold in the Corrosion Protection and Waterproofing segment was $7,529,000 and $18,957,000 in the current quarter and year-to-date period compared to $7,419,000 and $18,518,000 in the comparable periods in the prior year.

As a percentage of revenue, cost of products and services increased for the Adhesives, Sealants and Additives and Industrial Tapes segment in the current quarter and year-to-date period. As a percentage of revenue, costs of products and services sold for the Corrosion Protection and Waterproofing segment increased in the current quarter and decreased in the year-to-date period. The decrease in the relative gross margin for the Adhesives, Sealants and Additives and Industrial Tapes segment for the current quarter and year-to-date period was due to continued global raw material inflationary pressures, increased logistics and freight costs and a more competitive labor market. Additionally, the Company’s overall relative margin was affected by a less favorable sales mix with sales increases in our lower margin Industrial Tapes segment outpacing revenue gains seen in our Adhesive, Sealants and Additives and Corrosion Protection and Waterproofing segments. The Adhesives, Sealants and Additives segment also experienced a less favorable sales mix within the segment itself, with historically less favorable margin products constituting a comparatively larger part of total segment sales. The Company has implemented and continues to implement customer price adjustments and continues to work with our customers and suppliers in an effort to counteract margin compression but with a lag reflected in current quarter and year-to-date period results.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $162,000, or 1% to $13,807,000 for the quarter ended May 31, 2022 compared to $13,969,000 in the prior year quarter. Selling, general and administrative expenses increased $1,747,000, or 5% to $40,307,000 in the fiscal year-to-date period compared to $38,560,000 in the same period in fiscal 2021. The year-to-date increase in activity is attributed to total increased selling and sales activity costs over the comparable prior year-to-date period. As a percentage of revenue, selling, general and administrative expenses represented 16% and 17% for the three- and nine-month periods of the fiscal year, respectively, and 18% in the comparable three- and nine-month periods of the prior year.

Research and Product Development Costs

Research and product development costs increased $229,000, or 24% percent to $1,186,000 during the third quarter of fiscal 2022, compared to $957,000 in fiscal 2021. Research and product development costs increased $240,000, or 8% percent to $3,274,000 during the first nine months of fiscal 2022, compared to $3,034,000 in the same period of fiscal 2021. Research and development costs increased from fiscal 2021 to 2022 as the Company continued focused development work on strategic product lines.

Operations Optimization Costs

The Company substantially completed the relocation of its Corporate Headquarters to another location within Westwood, MA during the second quarter of the fiscal year. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The facility will consolidate and house research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $32,000 and $232,000 were expensed in the third quarter and year-to-date fiscal period, respectively. The Company does not anticipate any significant additional operations optimization costs related to the new Corporate Headquarters during the fourth quarter of the fiscal year.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the announcement in the second quarter of fiscal 2021 of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $27,000 and $328,000, related to the consolidation of the Woburn, MA location during the third quarter and year-to-date fiscal year, respectively, and expects to recognize additional expense during the fourth quarter of the fiscal year.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977,000 in expense related to the move during the entire prior fiscal year ended August 31, 2021, of which $98,000 was recognized in the first half of the year. The Company recognized $147,000 in expense during both the first half of fiscal 2022. This project is now substantially completed and any future costs related to this move are not anticipated to be significant.

(Gain) loss on Contingent Consideration

As a component of the September 1, 2020 acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording of an accrual for $928,000 at the acquisition date, $1,664,000 in expense related to adjustments to the performance-based earn out accrual was recorded during fiscal year ended August 31, 2021 (with $733,000 of expense recognized in the second quarter and first half of fiscal 2021). The Company recognized a gain of $474,000 in the third quarter and a net $199,000 gain over the fiscal year-to-date period related to the performance-based contingent consideration.

Interest Expense

Interest expense increased $21,000, or 31% to $89,000 for the quarter ended May 31, 2022, compared to $68,000 in the prior year comparable period. Interest expense increased $58,000, or 28% for the first nine months of fiscal 2022, compared to $204,000 in the prior comparable period. As the Company had no outstanding balance on its revolving debt facility for both periods, interest expense has remained relatively low.

Other Income (Expense)

Other income (expense) was expense of $166,000 in the quarter ended May 31, 2022, compared to an expense of $260,000 in the same period in the prior year, a difference of $94,000. Other income (expense) was income of $231,000 in the first nine months of the fiscal year compared to an expense of $758,000 in the comparable period, a difference of $989,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts. The change in total other income (expense) in fiscal 2022 compared to fiscal 2021 for both the quarter-to-date and year-to-date periods was largely due to the recognition of net foreign exchange gains in fiscal 2022 as compared to a net losses in fiscal 2021.

Income Taxes

For the three and nine months ended May 31, 2022, the Company’s recognized effective tax rate was 19.7% and 23.3%, respectively. For the three and nine months ended May 31, 2021, the Company’s recognized effective tax rate was 19.5% and 23.1%, respectively.

For fiscal 2022 and 2021, the Company is utilizing the 21% Federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income increased $1,256,000, or 9% to $15,545,000 in the quarter ended May 31, 2022 compared to $14,289,000 in the comparable prior year third quarter. Net income increased $101,000, or less than 1% to $34,398,000 in the nine month year-to-date period ended May 31, 2022 compared to $34,297,000 in the comparable nine month year-to-date prior period. The increase in net income in the third quarter and year-to-date period was primarily due to sales increases in its lower margin Industrial Tapes segment outpacing revenue gains seen in its higher margin Adhesives, Sealants and Additives segment and Corrosion Protection and Waterproofing segments.

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance increased $5,254,000 to $124,683,000 at May 31, 2022, from $119,429,000 at August 31, 2021. The increase cash balance is primarily attributable to cash provided by operations of $20,286,000 offset by the $9,460,000 annual dividend in the second quarter of fiscal 2022 and the continued strategic inventory build over the first half and third quarter of fiscal 2022. Of the above-noted amounts, $30,402,000 and $26,309,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of May 31, 2022 and August 31, 2021, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020, 2021 and year-to-date fiscal period 2022. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $20,286,000 in the first nine months of fiscal year 2022 compared to $43,000,000 in the same period of the comparable year. Cash provided by operations during the current period was primarily related to operating income. Negatively impacting the cash flow from operations in the current period was our continued strategic inventory build, undertaken to help ensure our ability to satisfy our customers’ demands and to address our elevated backlog caused in part by macroeconomic supply chain challenges.

The ratio of current assets to current liabilities was 8.0 as of May 31, 2022 compared to 6.5 as of August 31, 2021, primarily due to the year-to-date increase in cash and inventory balance offset by decreases in accounts payable and accrued payroll and other compensation balances.

Cash flow used in investing activities of $3,443,000 was largely due to the cash spent on capital purchases of machinery and equipment in the first nine months of fiscal 2022.

Cash flows used in financing activities of $9,460,000 was due to a cash dividend of $1.00 per share. The dividend was paid on December 9, 2021 to shareholders of record on November 30, 2021.

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each of the borrowers, the subsidiary guarantors party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The New Credit Agreement was entered into to amend, restate and extend the Company’s preexisting credit facility, which had a maturity date of December 15, 2021, to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the New Credit Agreement, Chase obtained an increased revolving credit loan (the “New Revolving Facility”), with borrowing capabilities not to exceed $200,000,000 at any time, with the ability to request an increase in this amount by an additional $100,000,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the New Revolving Facility and New Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. At May 31, 2022, there was no outstanding principal balance, and as such, no applicable interest rate. The New Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, July 27, 2026. The New Credit Agreement contains provisions that may replace LIBOR as the benchmark index under certain circumstances. In addition, the Company may elect a base rate option for all or a portion of the New Revolving Facility, in which case interest payments shall be due with respect to such portion of the New Revolving Facility on the last business day of each quarter. Subject to certain conditions set forth in the New Credit Agreement, the Company may elect to convert all or a portion of the outstanding New Revolving Facility into a new term loan twice during the term of the New Revolving Facility (each, a “New Term Loan”, and collectively with the

New Revolving Facility, the “New Credit Facility”), which New Term Loan shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a ten year amortization schedule. The outstanding balance on the New Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries. The New Credit Facility is subject to restrictive covenants under the New Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the New Credit Agreement). Chase Corporation was in compliance with the debt covenants as of May 31, 2022. The New Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the New Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the nine months ended May 31, 2022 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase Corporation limits the amount of credit exposure to any one issuer.  At May 31, 2022, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of its funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase Corporation’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of May 31, 2022, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at May 31, 2022
GBP	British Pound	$17,383
EUR	Euro	$6,518
CAD	Canadian Dollar	$2,528
CNY	Chinese Yuan	$421
INR	Indian Rupee	$223

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation loss for the nine months ended May 31, 2022 in the amount of $5,178,000 related to Chase Corporation’s European and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was no outstanding balance of long-term debt on May 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Chase Corporation

Dated: July 11, 2022	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: July 11, 2022	By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer