Form 10-K
period 2022-08-31
CHASE CORP
filed 2022-11-10
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

AUGUST 31, 2022

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2022, was approximately $507,783,000.

As of October 31, 2022, the Company had outstanding 9,493,914 shares of common stock, $0.10 par value, which is its only class of common stock.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended August 31, 2022, are incorporated by reference into Part III hereof.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2022

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, statements relating to future dividend payments, as well as the expected impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's businesses and the impact of inflation and other market forces. Forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are generally used in, or integrated into, another company’s product. Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and cleaners, and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 1, 2020 (the first day of our fiscal year 2021), the Adhesives, Sealants and Additives segment includes the acquired operations of ABchimie, within the electronic and industrial coatings product line and beginning February 5, 2021, the acquired operations of Emerging Technologies, Inc (“ETi”), within the functional additives product line. Beginning September 1, 2022 (the first day of our fiscal year 2023), this segment will include the acquired operations of NuCera Solutions within the functional additives product line.

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

A summary of our operating structure as of August 31, 2022 is as follows:

ADHESIVES, SEALANTS AND ADDITIVES SEGMENT
Primary
Operating
Key Products	Locations	Background/History

Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry including circuitry used in automobiles, industrial controls and home appliances.

O'Hara Township, PA

The HumiSeal business and product lines were acquired in the early 1970s. In the third quarter of 2021, we began relocating the electronic and industrial coatings manufacturing line from our Woburn, MA, location to our O’Hara Township, PA location. This relocation is expected to be completed in the first quarter of fiscal 2023.

Advanced adhesives, sealants, and coatings for automotive and industrial applications that require specialized bonding, encapsulating, environmental protection, or thermal management functionality.	Woburn, MA Hickory, NC

In September 2016, we acquired certain assets and the operations of Resin Designs, LLC. In the second quarter of 2021, we began relocating the sealants system manufacturing process from our Newark, CA, location to our Hickory, NC location. In the third quarter of 2021, we began relocating the electronic and industrial coatings manufacturing line from our Woburn, MA, location to our O’Hara Township, PA location. This relocation is expected to be completed in the first quarter of fiscal 2023.

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

Other Business Developments

On September 1, 2022 (the first day of fiscal 2023), the Company completed its acquisition of NuCera Solutions, a recognized global leader in the production and development of highly differentiated specialty polymers and polymerization technologies serving demanding applications, offering products critical to enabling end-product functionality, performance and reliability. The Company acquired all of the capital stock of NuCera for a purchase price of $250,000,000, net of debt, accrued income taxes and cash at closing, and pending any working capital adjustments. Chase will continue to market under the NuCera brands and the business will be integrated into Chase’s Adhesives, Sealants and Additives reporting unit. See Note 23 to the consolidated financial statements for additional information related to our subsequent event.

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the fiscal year ending August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $232,000 were expensed in fiscal 2022. No future costs related to the move are anticipated.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the announcement in the second quarter of fiscal 2021 of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $463,000 and $0 in fiscal 2022 and 2021, related to the move, and future costs related to this move are not anticipated to be significant to the consolidated financial statements.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $147,000 in expense related to the move during fiscal year ended August 31, 2022 and $977,000 in the fiscal year ended August 31, 2021. The project is now substantially completed and any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

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

Human Capital Management

Chase Corporation’s success derives from its dedicated employees worldwide, who are responsible for the operations, innovation and ethics core to our business and its future. In fiscal 2022, our employees continued to navigate the challenges of COVID-19, and, with an overarching commitment to health and safety, maintained a commitment to our customers, including providing products to critical industries such as healthcare, utilities, infrastructure and telecommunications.

As of August 31, 2022, we employed approximately 683 people (including union employees). Of these, 80% were U.S. based and 20% international. 26% of our employees worked in administrative, selling and research and development functions, while 74% worked in the manufacture of our products at our facilities. Given macrotrends faced worldwide, Chase currently operates in an increasingly competitive landscape in hiring and retaining a manufacturing labor force. We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

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

Respect for human rights is a fundamental value of the Company. Chase strives to respect and promote human rights in accordance with the United Nations Guiding Principles on Business and Human Rights in our relationships with our employees, customers, suppliers, and vendors. Our aim is to further advance human rights within the communities in which we operate. The Chase Corporation Human Rights and Supplier Code of Conduct policies and statements on Safety Performance, Environmental Impact and Energy and Resources are available on our website (www.chasecorp.com).

Backlog, Customers and Competition

As of August 31, 2022, the backlog of customer orders believed to be firm was approximately $40,600,000.  This compared with a backlog of approximately $30,400,000 as of August 31, 2021. The increase in backlog from the prior year amount was primarily due to raw material supply and logistics challenges broadly seen worldwide increasing the balance for the current year. We continue to work with our customers, vendors and supply chain partners to prioritize the flow of goods. During fiscal 2022 and 2021, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

As of August 31, 2022, we owned the following trademarks that we believe were of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company’s business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons®, a trademark for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water-blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; DuraDocument®, a trademark for durable, laminated papers sold to the digital print industry; Defender® a trademarked RFID protective material sold to the personal accessories and paper industries; Tapecoat®, a trademark for corrosion preventive surface coatings and primers; Maflowrap®, a trademark for anti-corrosive tapes incorporating self-adhesive mastic or rubber-backed strips, made of plastic materials; Royston®, a trademark for a corrosion-inhibiting coating composition for use on pipes; Ceva®, a trademark for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid-applied coating and lining systems used in the water and wastewater industry; ServiWrap® trademarks for pipeline protection tapes, coatings and accessories; NEPTCO®, a trademark used in conjunction with most of NEPTCO’s products marketing material and communications; NEPTAPE®, a trademark for coated shielding and insulation materials used in the wire and cable industry; Muletape®, a trademark for pulling and installation tapes sold to the telecommunications industry; Trace-Safe®, a trademark for detection tapes sold to the telecommunications and water and gas utilities industries; Dualite®, a trademark for polymeric microspheres utilized for density and weight reduction and sound dampening by various industries; 4EvaSeal®, a trademark for adhesive-backed tape utilized in various industries; Resin Designs®, a trademark for adhesives and sealants sold into the microelectronics and semiconductor industries; SlickTape®, a trademark for a lubricated shielding tape sold to the wire and cable industry; HighDraw®, a trademark for a highly extensible shielding tape sold to the wire and cable industry; ZapZorb®, a trademark for environmental solidification products that are designed to meet the specific challenges posed by a wide range of liquid-bearing waste streams; ZapLoc®, a trademark for medical waste solidifier products packaged in bottles or larger packages; ZapPak®, a trademark for medical waste solidifier products packaged in dissolvable film; and ABchimie®, a trademark used in conjunction with most of ABchimie’s products marketing material and communications.

We do not have any other material trademarks, licenses, franchises, or concessions. While we do hold various patents, as well as other trademarks, we do not believe that they are material to the success of our business.

Research and Development

We expensed approximately $4,415,000, $4,056,000 and $4,007,000 for Company-sponsored research and development during fiscal 2022, 2021 and 2020, respectively, which was recorded within Research and Product Development Costs on the Consolidated Statement of Operations. Research and development costs have stayed relatively consistent from fiscal 2020 through fiscal 2022 as the Company continued focused development work on strategic product lines.

Available Information

Chase maintains a website at http://www.chasecorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on this site as soon as is reasonably practicable after they are filed or furnished with the SEC. Our Code of Conduct and Ethics and the charters for the Audit Committee, the Nominating and Governance Committee and the Compensation and Management Development Committee of our Board of Directors are also available on our internet website. The Code of Conduct and Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to Shareholder and Investor Relations Department, at 375 University Avenue, Westwood, Massachusetts 02090. Our internet website and the information contained on it or connected to it are not part of nor incorporated by reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

We obtain raw materials needed to manufacture our products from a number of suppliers. Many of these raw materials are petroleum-based derivatives. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate (as was experienced in the second half of fiscal 2021 and in the fiscal 2022 period), which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. If the prices of raw materials increase, and we are unable to pass these increases on to our customers, we could experience reduced profit margins.

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

The global spread of the coronavirus disease 2019 (COVID-19) pandemic has created significant volatility, uncertainty and economic disruption. The Company experienced lower sales as a result of the economic disruption (most acutely in the second half of fiscal 2020 and the first half of fiscal 2021), and initiated cost-saving measures, including a targeted workforce reduction in 2020, in response to the uncertainties associated with the scope and duration of the pandemic. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results in future periods will depend on numerous evolving factors that it may not be able to accurately predict, including: the duration and scope of the pandemic; future domestic and international waves and variants of COVID-19 and current vaccines’ effectiveness against such variants; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on its customers’ demand for its goods and services and its vendor’s ability to supply it with raw materials; its ability to sell and provide goods and services, including as a result of travel restrictions and people working from home; the ability of its customers to pay for goods and services; and any closures of its customers’ offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

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

Even if we do identify a suitable acquisition target and are able to negotiate and close a transaction (as we did in fiscal 2021 for both ABchimie and the operations of Emerging Technologies, Inc. (“ETI”), and at the beginning of fiscal 2023 for NuCera), the integration of an acquired business into our operations involves numerous risks, including potential difficulties in integrating an acquired company’s product line with ours; the diversion of our resources and management’s attention from other business concerns; the potential loss of key employees; limitations imposed by antitrust or merger control laws in the United States or other jurisdictions; risks associated with entering a new geographical or product market; and the day-to-day management of a larger and more diverse combined company.

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

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

The principal properties of the Company as of August 31, 2022 are situated at the following locations and have the following characteristics:

	Square	Owned /
Location	Feet	Leased	Principal Use
Westwood, MA	10,000	Leased	Corporate headquarters, executive office and global operations center, including research and development, sales and administrative services
Blawnox, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
Corbelin, France	9,600	Leased	Manufacture and sale of protective electronic coatings, as well as research and development
Evanston, IL	100,000	Owned	Manufacture and sale of protective coatings and tape products
Granite Falls, NC	108,000	Owned	The building is currently being leased to a third party
Greenville, SC	34,600	Leased	Manufacture and sale of polymeric microspheres, as well as research and development
Greensboro, NC	16,000	Leased	Formulation and sale of superabsorbent polymer products
Hickory, NC	180,000	Leased	Manufacture and sale of superabsorbent polymer products, pulling and detection tapes and sealant systems, as well as research and development
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Lenoir, NC	110,000	Owned	Manufacture and sale of laminated film foils and cover tapes
Mississauga, Canada	2,500	Leased	Distribution center
O’Hara Township, PA	109,000	Owned	Manufacture and sale of protective electronic coatings, expansion joints and accessories
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paris, France	1,900	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market
Pune, India	4,650	Leased	Manufacture, packaging and sale of protective electronic coatings
Rotterdam, Netherlands	2,500	Leased	Distribution center
Rye, East Sussex, England	36,600	Owned	Manufacture and sale of protective coatings and tape products
Suzhou, China	48,000	Leased	Manufacture of packaging tape products for the electronics industries
Winnersh, Wokingham, England	18,800	Leased	Manufacture and sale of protective electronic coatings, as well as research and development
Woburn, MA	34,000	Leased	Manufacture and sale of adhesive systems, as well as research and development

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

Item 4a – INFORMATION ABOUT OUR Executive OfficerS

The following table sets forth information concerning our Executive Officers as of October 31, 2022.  Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Adam P. Chase	50	President of the Company since January 2008, Chief Executive Officer of the Company since February 2015. Adam Chase was the Chief Operating Officer of the Company from February 2007 to February 2015.
Peter R. Chase	74

Chairman of the Board of the Company since February 2007, and Executive Chairman of the Company since February 2015. Peter Chase was the Chief Executive Officer of the Company from September 1993 to February 2015. Peter Chase is the father of Adam Chase.

Michael J. Bourque	59

Chief Financial Officer of the Company since February 2021. Previously, Chief Financial Officer of Keystone Dental, Inc., since April 2019. Prior to that, Mr. Bourque was employed at Analogic Corporation since 2014, most recently as Senior Vice President, Chief Financial Officer and Treasurer.

Jeffery D. Haigh	55

Vice President, General Counsel and Corporate Secretary since February 2021. Previously, Vice President, General Counsel since joining Chase in July 2020. Prior to that, Mr. Haigh worked in private practice from 2018 to 2020, having worked at Clean Harbors, Inc. from 2008 to 2018, most recently as Senior Counsel.

PART II

Item 5 – Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol CCF.  As of October 31, 2022, there were 247 shareholders of record of our Common Stock and we believe there were approximately 11,064 beneficial owners who held shares through brokers or other nominees. On that date, the closing price of our common stock was $94.21 per share as reported by the NYSE American.

Single annual cash dividend payments were declared and scheduled to be paid subsequent to each year ended August 31, 2022, 2021 and 2020 in the amounts of $1.00, $1.00 and $0.80 per common share, respectively. Our revolving credit facility contains financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the “S&P 500 Index”), and a composite old and new peer index that is weighted by market equity capitalization (the “Peer Group Index”).

The Company realigned its composite peer group index in fiscal 2022 to account for acquisitions that occurred for some members of our old peer group and to better align our peer group with our industry and market capitalization. The companies included in the old Peer Group Index are Henkel AG & Co KGaA, H.B. Fuller Company, Intertape Polymer Group, Rogers Corporation and RPM International, Inc. The companies included in our new Peer Group Index are Henkel AG & Co KGaA, H.B. Fuller Company, CSW Industrials, Inc., Element Solutions, Inc., Quaker Chemical Corporation, and RPM International, Inc.

Cumulative total returns are calculated assuming that $100 was invested on August 31, 2017 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

	2017	2018	2019	2020	2021	2022
Chase Corp	$100	$133	$109	$107	$126	$98
S&P 500 Index	$100	$120	$123	$150	$197	$175
New Peer Group Index	$100	$103	$86	$95	$102	$81
Old Peer Group Index	$100	$102	$86	$92	$97	$80

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

Not required.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations. This material should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

The discussion of the comparison of our fiscal 2021 and fiscal 2020 results was previously presented in the Management’s Discussion & Analysis in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on November 15, 2021, and has been omitted from this section pursuant to Instruction 1 to Item 303(a) of Regulation S-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2022	2021	2020

	(Dollars in thousands)
Revenue	$325,660	$293,336	$261,162
Net income	$44,671	$44,920	$34,157
Increase (decrease) in revenue from prior year
Amount	$32,324	$32,174	$(20,189)
Percentage	11%	12%	(7)%
Increase (decrease) in net income from prior year
Amount	$(249)	$10,763	$1,446
Percentage	(1)%	32%	4%

Percentage of revenue:
Revenue	100%	100%	100%
Cost of products and services sold	62	60	62
Selling, general and administrative expenses	17	18	19
Research and Product Development Costs	1	1	2
Other (income) expense, net	2	1	*
Income before income taxes	18%	20%	17%
Income taxes	4	5	4
Net income	14%	15%	13%

* denotes less than one percent

Note: Some percentage of revenue amounts may not sum due to rounding

Overview

General

The Company’s revenue increased in fiscal 2022, with all three of its reportable operating segments surpassing sales achieved in fiscal 2021. Despite the ongoing challenges of the global operating environment detailed below, the Company improved its gross margin percentage from the first half of fiscal 2022 to the second half, to end the year at 37.8%.

Despite the Company’s sales growth in fiscal 2022, and continued recovery of our gross margin percentage from the first half of the fiscal year, the Company continued to have a less favorable gross margin percentage in fiscal 2022 compared to the prior year. Higher operating costs seen in the fiscal year resulted in decreased operating income over the prior year. Chase’s relative gross margin in fiscal 2022 was negatively impacted by both: a.) increased input costs caused by continued global raw material inflationary pressures, increased logistics costs and a more competitive labor market; and b.) a less favorable sales mix, with sales price and demand-driven volume increase in its lower margin Industrial Tapes segment outpacing revenue gains seen in its higher margin Adhesives, Sealants and Additives, and Corrosion Protection and Waterproofing segments. Further, the Adhesives, Sealants and Additives segment also experienced a less favorable sales mix within the segment itself due to historically less favorable margin products constituting a comparatively larger part of total segment sales compared to the prior year.

The Company continues to work with our customers and suppliers in an effort to counteract margin compression. However, given the delay experienced due to notification period requirements with certain customers and the continuation of upward inflationary pressures on input costs, fiscal 2022 results reflect a lag (in the first half of the year) in the realization of the full benefits of these efforts.

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

Revenue from our Adhesives, Sealants and Additives segment increased in fiscal 2022 compared to fiscal 2021 primarily due to sales price increases to counteract margin compression for our North American-focused functional additives product line. Revenue gains also reflect inorganic growth from our Emerging Technologies, Inc. (“ETi”) business acquired in the last month of the second quarter of fiscal 2021. Partially offsetting this increase in revenue was our reduction in sales volume from our worldwide-focused electronic and industrial coatings product line due to reduced demand acutely seen with sales within the automotive industry during the fiscal period.

Revenue from our Industrial Tapes segment surpassed the COVID-19 impacted prior year due to sales price increase and demand-driven growth in our wire and cable, specialty products, and pulling and detection product lines. Tempering the increase in revenue sales was a decrease from our electronic materials product line, due to decreased demand in the Asian-end market.

Revenue from our Corrosion Protection and Waterproofing segment showed modest increases in fiscal 2022 compared to fiscal 2021, primarily due to sales price increases to counteract margin compression from its coating and lining, building envelope and bridge and highway product lines. Partially offsetting these increases in revenue was a decrease in net sales volume from the pipeline coatings product line, due to COVID-19 overhang delays in products sold into Middle East and Asian markets outpacing North American sales gains in oil and gas pipeline repair and construction markets

Balance Sheet and Cash Flow

Chase Corporation’s balance sheet remained strong as of August 31, 2022, with cash on hand of $315,495,000 (or a net of $135,495,000 when excluding the $180,000,000 cash used to fund the NuCera acquisition on September 1, 2022 (the first day of fiscal 2023) and a current ratio of 12.4. The Company’s cash position remained healthy, as did cash flow from operations. The increase in cash balance (at the end of the fiscal year) was attributed to the $180,000,000 of cash drawn from its revolving credit facility to fund the acquisition of NuCera which closed on September 1, 2022 (the first day of fiscal 2023). See note 23 of the consolidated financial statements relating to this subsequent event.

Cash provided by operating activities of $34,859,000 for fiscal year 2022 was impacted by the Company’s strategic inventory build during the fiscal period, undertaken to help ensure our ability to satisfy customers’ demands and to address our elevated backlog caused in part by supply chain challenges. In addition, during the second fiscal quarter Chase Corporation paid out our largest ever annual cash dividend of $9,460,000 on December 9, 2021.

The Company had a $180,000,000 outstanding balance on its $200,000,000 revolving credit facility as of August 31, 2022 in order to fund the NuCera acquisition as noted above. The revolving credit facility, which was amended and restated in July 2021 (fourth quarter of fiscal 2021) to increase its capacity from $150,000,000 to $200,000,000, allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. The new facility also gives Chase the ability to request an increase in this amount by an additional $100,000,000 ($300,000,000 in total borrowing capacity) at the individual or collective option of any of the lenders. The facility matures in July 2026.

Results of Operations

Revenue and Income Before Income Taxes by Segment are as follows:

		Income Before		% of
	Revenue	Income Taxes		Revenue

	(Dollars in thousands)
Fiscal 2022
Adhesives, Sealants and Additives	$135,770	$37,657	(a)	28%
Industrial Tapes	143,954	41,387		29%
Corrosion Protection and Waterproofing	45,936	17,415		38%
	$325,660	96,459		30%
Less corporate and common costs		(37,861)	(b)
Income before income taxes		$58,598

Fiscal 2021
Adhesives, Sealants and Additives	$126,864	$36,520	(c)	29%
Industrial Tapes	120,873	37,407		31%
Corrosion Protection and Waterproofing	45,599	15,913	(d)	35%
	$293,336	89,840		31%
Less corporate and common costs		(31,246)	(e)
Income before income taxes		$58,594

Fiscal 2020
Adhesives, Sealants and Additives	$96,208	$25,953		27%
Industrial Tapes	118,960	31,237	(f)	26%
Corrosion Protection and Waterproofing	45,994	16,638	(g)	36%
	$261,162	73,828		28%
Less corporate and common costs		(28,508)	(h)
Income before income taxes		$45,320
(a)	Includes a $432 loss on the upward adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie, $463 in operation optimization costs related to the move from Woburn, MA to O’Hara Township, PA and $147 of operations optimization costs related to the move from Newark, CA to Hickory, NC
(b)	Includes $232 of operations optimization costs related to the Company’s move to the new corporate headquarters within Westwood, MA, and $4,000 of acquisition-related expenses attributable to NuCera
(c)	Includes $1,664 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $977 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during fiscal 2021
(d)	Includes expense of $100 for the write-down of certain assets under construction
(e)	Includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi
(f)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first six months of fiscal 2020
(g)	Includes $170 gain on the refund of a payment made in fiscal 2019 related to engineering studies performed to assess potential operational changes and further plant rationalization and consolidation and an expense of $405 for the write-down of certain assets under construction
(h)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to the Company’s companywide ERP system, a $760 gain related to the April 2020 sale of the Company’s Pawtucket, RI location, a $1,791 gain related to the August 2020 sale of the Company’s Randolph, MA property, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, $155 of pension-related settlement costs due to the timing of lump-sum distribution and $274 in acquisition-related costs attributable to the September 2020 (fiscal 2021) acquisition of ABchimie

Total Revenue

Total revenue in fiscal 2022 increased $32,324,000 or 11% to $325,660,000 from $293,336,000 in the prior year.

Revenue in the Company’s Adhesives, Sealants and Additives segment increased $8,906,000 or 7% to $135,770,000 for the year ended August 31, 2022 compared to $126,864,000 in fiscal 2021. Positively impacting sales for the segment was increased revenue of $11,463,000 from its North American-focused functional additives product line, which includes inorganic growth attributable to the ETi business acquired in the last month of the second quarter of fiscal 2021. Additionally, the increase in revenue from its North American-focused functional additives was primarily attributed to sales price increases to counteract margin compression. Negatively impacting the segment’s sales were volume-driven decreases from its worldwide-focused electronic and industrial coatings line totaling $2,557,000 in fiscal 2022, with logistics and raw material supply constraints affecting demand in automotive verticals.

Revenue in the Company’s Industrial Tapes segment increased $23,081,000 or 19% to $143,954,000 for the year ended August 31, 2022 compared to $120,873,000 in fiscal 2021. Positively impacting sales for the segment were sales price and volume-driven increases of $23,538,000 due to its wire and cable, specialty products, and pulling and detection product lines, over the COVID-19 impacted prior year period. Negatively impacting the segment’s sales was a decrease in revenue from its electronic materials product line totaling $457,000 in fiscal 2022, due to decreased demand in the Asian end-market.

Revenue in the Company’s Corrosion Protection and Waterproofing segment increased $337,000 or 1% to $45,936,000 for the year ended August 31, 2022 compared to $45,599,000 for fiscal 2021. Positively impacting the segment sales for the fiscal year were sales price-driven increases to counteract margin compression in the Company’s coatings and lining, building envelope and bridge and highway product lines totaling $1,053,000. Negatively impacting the segment’s sales was a decrease in revenue from its pipeline coatings product line totaling $716,000, due to COVID-19 overhang delays in products sold into Middle East and Asian markets outpacing North American sales gains in oil and gas pipeline repair and construction markets.

Royalties and commissions in the Adhesive, Sealants and Additives segment totaled $3,198,000 and $3,534,000 for the years ended August 31, 2022 and 2021, respectively. The decrease in royalties and commissions in fiscal 2022 compared to fiscal 2021 was primarily due to decreased sales of electronic and industrial coatings products by our licensed manufacturer in Asia.

Export sales from domestic operations to unaffiliated third parties was $36,305,000 and $33,439,000 for the years ended August 31, 2022 and 2021, respectively.  The increase in export sales from fiscal 2021 to fiscal 2022 is reflective of the company-wide year-over-year increase in revenue attributed to a combination of sales price and demand-driven increases.

Cost of Products and Services Sold

Cost of products and services sold increased $28,048,000 or 16% to $202,708,000 for the fiscal year ended August 31, 2022 compared to $174,660,000 in fiscal 2021.

The following table summarizes the relative percentages of cost of products and services sold to revenue for our three operating segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2022	2021	2020
Adhesives, Sealants and Additives	59%	57%	58%
Industrial Tapes	67%	64%	68%
Corrosion Protection and Waterproofing	57%	57%	55%
Total Company	62%	60%	62%

Cost of products and services sold in our Adhesives, Sealants and Additives segment was $80,619,000 for the fiscal year ended August 31, 2022 compared to $71,805,000 in fiscal 2021. Cost of products and services sold in the Industrial Tapes segment was $96,132,000 for the fiscal year ended August 31, 2022 compared to $77,013,000 in fiscal 2021. Cost of products sold in the Corrosion Protection and Waterproofing segment was $25,957,000 for the fiscal year ended August 31, 2022 compared to $25,842,000 in fiscal 2021.

As a percentage of revenue, cost of products and services increased for the Adhesives, Sealants and Additives and Industrial Tapes segments in fiscal 2022. As a percentage of revenue, cost of products and services sold for the Corrosion Protection and Waterproofing segment remained flat in fiscal 2022. The decrease in the relative gross margin for the Adhesives, Sealants and Additives and Industrial Tapes segments for the most recent fiscal year were due to continued global raw material inflationary pressures, increased logistics and freight costs and a more competitive labor market. Additionally, the Company’s overall relative margin was affected by a less favorable sales mix with sales price increases realized in our lower margin Industrial Tapes segment that outpaced sales price increase realized in our Adhesive, Sealants and Additives and Corrosion Protection and Waterproofing segments. The Adhesives, Sealants and Additives segment also experienced a less favorable sales mix within the segment itself, with historically less favorable margin products constituting a comparatively larger part of total segment sales. The Company has implemented and continues to implement customer price adjustments and continues to work with our customers and suppliers in an effort to counteract margin compression, but with a lag reflected in the first half of the fiscal year results.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,338,000 or 5% to $54,438,000 during fiscal 2022 compared to $52,100,000 in fiscal 2021. The increase in activity is attributed to total increased selling and sales activity in the most recent fiscal year. As a percentage of revenue, selling, general and administrative expenses were 17% and 18% of total revenue in fiscal 2022 and 2021, respectively. The Company continues to closely monitor spending with an emphasis on controlling costs and leveraging existing resources.

Research and Product Development Costs

Research and Product Development Costs increased $359,000 or 9% to $4,415,000 during fiscal 2022, compared to $4,056,000 in fiscal 2021. Research and development costs increased from fiscal 2021 to 2022 as the Company continued focused development work on strategic product lines.

Operations Optimization Costs

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the year ended August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $232,000 were expensed in the year. No future costs related to the move are anticipated.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of

Resin Designs. The Company expensed $463,000 and $0 in fiscal 2022 and 2021, related to the move, and future costs related to its move are not anticipated to be significant to the consolidated financial statements.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in the current fiscal year. The Company recognized $147,000 and $977,000 in operations costs related to the move during fiscal 2022 and fiscal 2021, respectively. This project is now substantially completed and any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

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

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase Corporation reviewed the data and recommendations provided by the study and has made the decision to upgrade (beginning in fiscal 2023) from our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations, all within the Oracle Ecosystem. Additionally, the upgrade will be a multi-year, phased in approach that will mitigate any disruptions to our business. The Company recognized $150,000 in third party studies in fiscal 2020 and no costs were recognized in fiscal 2022 and 2021.

During the third quarter of fiscal 2019, Chase began moving the pulling and detection operations housed in its Granite Falls, NC location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. At the time, the pulling and detection operations were the only Chase-owned production operations in Granite Falls, NC, with the remaining portions of the building being either utilized for research and development or leased to a third party. The process of moving, including moving internal research and development capabilities, was substantially completed during the second quarter of fiscal 2020. The Company recognized $559,000 in expense related to the move in the first half of fiscal 2020. This project is substantively completed. No costs were recorded after the first half of fiscal 2020, and any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

During the fourth quarter of fiscal 2019, Chase commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s ongoing facility rationalization and consolidation initiative. Chase completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020. The Company recognized a gain of $170,000 in fiscal 2020, as certain amounts expensed in fiscal 2019 were refunded. Chase may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

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

Acquisition-Related Costs

In the fourth quarter of fiscal 2022, the Company incurred $4,000,000 of acquisition-related costs related to our acquisition of NuCera Solutions (“NuCera”) on September 1, 2022 (first day of fiscal 2023). See Note 23 to the consolidated financial statements for additional information related to our subsequent event.

In the second quarter of fiscal 2021, the Company incurred $128,000 of acquisition-related costs related to our acquisition of Emerging Technologies, Inc (“ETi”) on February 5, 2021. This acquisition was accounted for as a business combination in accordance with applicable accounting standards, and all related professional service fees (including legal, accounting and actuarial fees) were expensed as incurred within the second quarter of fiscal 2021.

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

Loss on Contingent Consideration

As a component of the September 1, 2020 acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording of an accrual for $928,000 at the acquisition date, $432,000 and $1,664,000 in expense related to upward adjustments to the performance-based earn out accrual were recorded to the consolidated statement of operations for the years ended August 31, 2022 and 2021, respectively.

Interest Expense

Interest expense increased $128,000 or 43% to $425,000 in fiscal 2022 compared to $297,000 in fiscal 2021. The increase in interest expense is related primarily to two days of interest expense recorded from long-term debt and unused commitment fee from our new revolving debt facility that commenced in the fourth quarter of fiscal 2021.

Other Income (Expense)

Other income (expense) was income of $198,000 in fiscal 2022 compared to an expense of $760,000 in fiscal 2021, an increase of $958,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts. The increase in total other income in fiscal 2022 compared to fiscal 2021 was largely due to the recognition of a foreign exchange gain in fiscal 2022 as compared to fiscal 2021.

Income Taxes

Our effective tax rate for fiscal 2022 was 23.8% as compared to 23.3% in fiscal 2021.

For fiscal 2022 and 2021, the Company utilized the 21% Federal tax rate enacted by the Tax Cuts and Jobs Act (the “Act”) passed in December 2017. Please see Note 7 — “Income Taxes” to the Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income decreased $249,000 or less than 1% to $44,671,000 compared to $44,920,000 in fiscal 2021. The decrease in net income in the fiscal year was primarily due to a.) increased input costs caused by continued global raw material inflationary pressures, increased logistics costs and a more competitive labor market; and b.) a less favorable sales mix, with sales price and volume-driven increases in its lower margin Industrial Tapes segment outpacing sales price revenue gains seen in its higher margin Adhesive, Sealants and Additives and Corrosion Protection and Waterproofing segments.

Liquidity and Sources of Capital

Our cash balance increased $196,066,000 to $315,495,000 (or to $135,495,000 when excluding the $180,000,000 cash used to fund the NuCera acquisition on September 1, 2022 (the first day of fiscal 2023)) from $119,429,000 at August 31, 2021. The increase in cash balance (at the end of the fiscal year) was attributed to the $180,000,000 of cash drawn from its revolving credit facility to fund the acquisition of NuCera which closed on September 1, 2022 (the first day of fiscal 2023), cash provided by operations of $34,859,000 offset by the $9,460,000 annual dividend in the second quarter of fiscal 2022 and the strategic inventory build in fiscal 2022. Of the above-noted amounts, $28,951,000 and $26,309,000 were held outside the U.S. by Chase Corporation and our foreign subsidiaries as of August 31, 2022 and 2021, respectively. Given our cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018, we did not have a history of repatriating a significant portion of our foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second fiscal quarter of 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020, 2021 or 2022. Please see Note 7 — “Income Taxes” to the Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash provided by operations was $34,859,000 for the year ended August 31, 2022 compared to $61,217,000 in fiscal 2021.  Cash provided by operations during the current period was primarily related to operating income. Negatively impacting the cash flow from operations in fiscal 2022 was our continued strategic inventory build, undertaken to help ensure our ability to satisfy our customers’ demands and to address our elevated backlog caused in part by macroeconomic supply chain challenges

The ratio of current assets to current liabilities was 12.4 (or 7.3 excluding the $180,000,000 cash used to fund the NuCera acquisition) as of August 31, 2022 compared to 6.5 as of August 31, 2021. The increase in our current ratio in fiscal 2022 was primarily attributable to increased cash funding from our revolving credit facility to fund the acquisition of NuCera and increase in inventory. See Note 23 of the consolidated financial statements for additional information related to our subsequent event.

Cash used in investing activities was $4,427,000 for the year ended August 31, 2022 compared to $33,927,000 in cash used in investing activities in fiscal 2021. During fiscal 2021, cash used in investing activities was largely due to the cash on hand purchases of both ABchimie and ETi and cash spent on capital purchases of machinery and equipment.

Cash provided in financing activities was $169,845,000 for the year ended August 31, 2022 compared to $8,248,000 of cash used in financing activities in fiscal 2021. Cash provided in financing activities in fiscal 2022 was primarily attributed to an increase of $180,000,000 from our existing credit facility to fund the NuCera acquisition, offset by the annual dividends of $9,460,000. Cash used in financing activities in fiscal 2021 was primarily attributed to our annual dividend payment of $7,557,000.

On November 10, 2022, Chase announced a cash dividend of $1.00 per share (totaling approximately $9,494,000) to shareholders of record on November 30, 2022 and payable on December 9, 2022.

On November 15, 2021, Chase announced a cash dividend of $1.00 per share (totaling $9,460,000) to shareholders of record on November 30, 2021 and payable on December 9, 2021.

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The Credit Agreement was entered into to amend, restate and extend the Company’s preexisting credit agreement (the “Prior Credit Agreement”), which had a maturity date of December 15, 2021, and to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the Credit Agreement, Chase obtained an increased revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000,000 at any time, with the ability to request an increase in this amount by an additional $100,000,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. As of August 31, 2022, the Company had $180,000,000 in long-term debt attributed to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has an applicable interest rate of 5.5%.

The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, July 27, 2026. The Credit Agreement contains provisions that may replace LIBOR as the benchmark index under certain circumstances. In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter. Subject to certain conditions set forth in the Credit Agreement, the Company may elect to convert all or a portion of the outstanding Revolving Facility into a new term loan twice during the term of the Revolving Facility (each, a “Term Loan”, and collectively with the Revolving Facility, the “Credit Facility”), which Term Loan shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a ten year amortization schedule.

The outstanding balance on the Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $314,662,000 at August 31, 2022. The Credit Facility is subject to restrictive covenants under the Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the Credit Agreement). Chase Corporation was in compliance with the debt covenants as of August 31, 2022. The Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

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

The Company has several ongoing capital projects, including upgrading the Company’s ERP system, as well as its facility rationalization and consolidation initiative, which are important to its long-term strategic goals. Machinery and equipment may be added as needed to increase capacity or enhance operating efficiencies in the Company’s production facilities.

We may acquire companies or other assets in future periods which are complementary to our business. The acquisition of ABchimie included a potential earnout based on performance of up to an additional €7,000,000 (approximately $8,330,000 at the time of the transaction), which the Company expects to pay with cash on hand if the applicable conditions are met. The acquisition of ETi included a $1,000,000 withholding, which was paid out by the Company on August 4, 2022 (eighteen months after the acquisition). The Company believes that its existing resources, including cash on hand and the Credit Agreement, together with cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurance that additional financing, if needed, will be available on favorable terms, if at all.

To the extent that interest rates increase in future periods, we will assess the impact of these higher interest rates on the financial and cash flow projections of our potential acquisitions.

We have no material off-balance sheet arrangements.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at August 31, 2022 under operating leases and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

		Payments Due
Contractual Obligations	Total	2023	2024	2025	2026	2027	2028 and thereafter

Operating leases	$8,808	$1,651	$1,576	$1,418	$1,173	$791	$2,199

Total	$8,808	$1,651	$1,576	$1,418	$1,173	$791	$2,199

We may be required to make payments related to our unrecognized tax benefits. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. The Company’s unrecognized tax benefits was $1,820,000 as of August 31, 2022. See Note 7 — “Income Taxes” to the Consolidated Financial Statements for further information.

We also expect to make payments as needed to satisfy our funding obligations for our obligations for pension and other post-retirement benefit plans. As of August 31, 2022, we had recognized an accrued benefit plan liability of $8,996,000 representing the unfunded obligations of the pension benefit plans. See Note 9 — “Benefits and Pension Plans” to the Consolidated Financial Statements for further information, including expected pension benefit payments for the next 10 years.

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

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired, and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets, using a variety of methods, and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for the Company are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

Impact of Inflation

The Company’s relative gross margin and sales mix was negatively impacted by continued global raw material inflationary pressures during fiscal 2022. Chase continues to work with our customers and suppliers in an effort to counteract margin compression in the form of sales price increases. In the event of significant inflation over an extended period of time, our continued efforts to recover cost increases could be hampered as a result of the competitive nature of the industries in which we operate. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Item 7a – Quantitative and Qualitative Disclosures about Market Risk

We limit the amount of credit exposure to any one issuer. At August 31, 2022, other than our restricted investments (which are restricted for use in a non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of our funds were either in demand deposit accounts or investment instruments that meet high credit quality standards such as money market funds, government securities, or commercial paper.

Our domestic operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, our European and Asian operations are subject to currency exchange fluctuations. We continue to review our policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound or euro and the U.S. dollar would not have a material effect on the Company’s overall liquidity. As of August 31, 2022, the Company had cash balances in the following foreign currencies (with USD equivalents in thousands):

Currency Code	Currency Name	USD Equivalent at August 31, 2022
GBP	British Pound	$16,782
EUR	Euro	$6,645
CAD	Canadian Dollar	$2,616
CNY	Chinese Yuan	$738
INR	Indian Rupee	$299

The Company will continue to review its current cash balances denominated in foreign currency considering current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation loss for the year ended August 31, 2022 in the amount of $9,582,000 related to our European and Indian operations, which is recorded in accumulated other comprehensive income (loss) within our consolidated statement of equity. The functional currency for all our other operations is the U.S. Dollar. We do not have or utilize any derivative financial instruments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There were $180,000,000 and $0 outstanding balances of long-term debt at August 31, 2022 and 2021, respectively. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” Note 6 — “Long-Term Debt” and Note 16 — “Fair Value Measurements” to the Consolidated Financial Statements for additional information regarding our outstanding long-term debt.  The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

Item 8 – Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Chase Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Chase Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of August 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of August 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 10, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019

Boston, Massachusetts

November 10, 2022

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,	August 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$315,495	$119,429
Accounts receivable, less allowances of $610 and $451	51,540	46,212
Inventory	63,039	41,217
Prepaid expenses and other current assets	4,374	2,851
Prepaid income taxes and refunds due	2,329	3,255
Total current assets	436,777	212,964

Property, plant and equipment, less accumulated depreciation of $52,503 and $50,666	24,248	24,267

Other Assets
Goodwill	95,160	97,866
Intangible assets, less accumulated amortization of $101,237 and $91,484	33,661	46,954
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,367	2,260
Deferred income taxes	5,763	5,265
Operating lease right-of-use assets	8,596	9,312
Other assets	558	821
Total assets	$611,580	$404,159

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$20,122	$19,575
Accrued payroll and other compensation	6,381	7,179
Income taxes payable	554	761
Accrued expenses	8,271	5,407
Total current liabilities	35,328	32,922

Long-term debt	180,000	—
Operating lease long-term liabilities	6,618	7,202
Deferred compensation	2,375	2,267
Accumulated pension obligation	7,431	9,416
Other liabilities	2,897	2,537
Deferred income taxes	2,282	3,301
Accrued income taxes	1,820	2,190
Total liabilities	$238,751	$59,835

Commitments and contingencies (Note 21)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,462,765 shares at August 31, 2022 and 9,447,905 shares at August 31, 2021 issued and outstanding	947	946
Additional paid-in capital	21,409	18,959
Accumulated other comprehensive loss	(20,367)	(11,210)
Retained earnings	370,840	335,629
Total equity	372,829	344,324
Total liabilities and equity	$611,580	$404,159

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2022	2021	2020

Revenue
Sales	$322,462	$289,802	$257,742
Royalties and commissions	3,198	3,534	3,420
	325,660	293,336	261,162
Costs and Expenses
Cost of products and services sold	202,708	174,660	161,615
Selling, general and administrative expenses	54,438	52,100	49,364
Research and product development costs	4,415	4,056	4,007
Operations optimization costs (Note 20)	842	977	807
Acquisition-related costs (Note 14)	4,000	128	274
Gain on sale of real estate (Note 19)	—	—	(2,551)
Write-down of certain assets under construction (Note 20)	—	100	405
Loss on contingent consideration (Note 14)	432	1,664	—

Operating income	58,825	59,651	47,241

Interest expense	(425)	(297)	(246)
Other income (expense)	198	(760)	(1,675)

Income before income taxes	58,598	58,594	45,320

Income taxes (Note 7)	13,927	13,674	11,163

Net income	$44,671	$44,920	$34,157

Net income available to common shareholders, per common and common equivalent share (Note 17)

Basic	$4.72	$4.75	$3.62

Diluted	$4.70	$4.73	$3.59

Weighted average shares outstanding
Basic	9,399,085	9,383,085	9,359,940
Diluted	9,434,341	9,428,416	9,439,750

Annual cash dividends declared per share	$1.00	$0.80	$0.80

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Years Ended August 31,
	2022	2021	2020
Net income	$44,671	$44,920	$34,157

Other comprehensive income (loss):
Net unrealized (loss) gain on restricted investments, net of tax	(354)	249	115
Change in funded status of pension plans, net of tax	779	338	(658)
Foreign currency translation adjustment	(9,582)	1,295	3,163
Total other comprehensive income (loss)	(9,157)	1,882	2,620

Comprehensive income	$35,514	$46,802	$36,777

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2019	9,400,748	$940	$14,351	$(14,324)	$270,260	$271,227
Restricted stock grants, net of forfeitures	45,621	5	(5)			—
Amortization of restricted stock grants			2,290			2,290
Amortization of stock option grants			918			918
Exercise of stock options	3,618	—	123			123
Common stock received for payment of stock option exercises	(1,057)	—	(123)			(123)
Common stock retained to pay statutory minimum withholding taxes on common stock	(9,848)	(1)	(880)			(881)
Cash dividend paid, $0.80 per share					(7,539)	(7,539)
Change in funded status of pension plans, net of tax ($215)				(658)		(658)
Foreign currency translation adjustment				3,163		3,163
Net unrealized gain on restricted investments, net of tax $40				115		115
Adoption of ASU 2018-02 (Note 1)				(1,388)	1,388	-
Net income					34,157	34,157
Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792
Restricted stock grants, net of forfeitures	10,245	2	(2)			—
Amortization of restricted stock grants			2,351			2,351
Amortization of stock option grants			627			627
Exercise of stock options	7,546	1	292			293
Common stock received for payment of stock option exercises	(1,809)	—	(206)			(206)
Common stock retained to pay statutory minimum withholding taxes on common stock	(7,159)	(1)	(777)			(778)
Cash dividend paid, $0.80 per share					(7,557)	(7,557)
Change in funded status of pension plans, net of tax $585				338		338
Foreign currency translation adjustment				1,295		1,295
Net unrealized gain on restricted investments, net of tax $75				249		249
Net income					44,920	44,920
Balance at August 31, 2021	9,447,905	$946	$18,959	$(11,210)	$335,629	$344,324
Restricted stock grants, net of forfeitures	20,615	2	(2)			—
Amortization of restricted stock grants			2,255			2,255
Amortization of stock option grants			892			892
Exercise of stock options	2,533	—	40			40
Common stock received for payment of stock option exercises	(435)	—	(40)			(40)
Common stock retained to pay statutory minimum withholding taxes on common stock	(7,853)	(1)	(695)			(696)
Cash dividend on common stock, $1.00 per share					(9,460)	(9,460)
Change in funded status of pension plans, net of tax $255				779		779
Foreign currency translation adjustment				(9,582)		(9,582)
Net unrealized gain (loss) on restricted investments, net of tax $116				(354)		(354)
Net income					44,671	44,671
Balance at August 31, 2022	9,462,765	$947	$21,409	$(20,367)	$370,840	$372,829

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended August 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,671	$44,920	$34,157
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	—	(2,551)
Write-down of certain assets under construction	—	100	405
Loss on contingent consideration	432	1,664	—
Depreciation	3,547	3,946	4,015
Amortization	11,751	12,858	11,576
Provision for allowance for doubtful accounts	169	11	(307)
Stock-based compensation	3,147	2,978	3,208
Realized gain on restricted investments	(96)	(65)	(37)
Pension curtailment and settlement loss	—	—	155
Deferred taxes	(1,023)	(908)	(769)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	(6,580)	(7,921)	3,092
Inventory	(22,645)	(910)	3,562
Prepaid expenses and other assets	(1,395)	(490)	43
Accounts payable	989	6,164	260
Accrued compensation and other expenses	1,506	954	(1,865)
Accrued income taxes	386	(2,084)	790
Net cash provided by operating activities	34,859	61,217	55,734

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,938)	(2,441)	(1,371)
Payments for acquisitions	—	(31,238)	—
Proceeds from sale of real estate	—	—	3,615
Changes in restricted investments	(489)	(248)	(167)
Net cash (used) provided in investing activities	(4,427)	(33,927)	2,077

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	180,000	—	—
Dividend paid	(9,460)	(7,557)	(7,539)
Proceeds from exercise of common stock options	—	87	—
Payments of taxes on stock options and restricted stock	(695)	(778)	(881)
Net cash provided (used) in financing activities	169,845	(8,248)	(8,420)

INCREASE IN CASH & CASH EQUIVALENTS	200,277	19,042	49,391
Effect of foreign exchange rates on cash	(4,211)	1,319	1,906
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,429	99,068	47,771
CASH AND CASH EQUIVALENTS, END OF PERIOD	$315,495	$119,429	$99,068

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

Other Business Developments

On September 1, 2022, the Company completed its acquisition of NuCera Solutions, a recognized global leader in the production and development of highly differentiated specialty polymers and polymerization technologies serving demanding applications, offering products critical to enabling end-product functionality, performance and reliability. The aggregate purchase price was $250,000, pending any working capital adjustments and excluding acquisition-related costs. Chase will continue to market under the NuCera brands and the business will be integrated into Chase’s Adhesives, Sealants and Additives reporting unit.

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the fiscal year ending August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $232 were expensed in fiscal 2022. No future costs related to the move are anticipated.

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative aligns with the announcement in the second quarter of fiscal 2021 of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $463 and $0 in fiscal 2022 and 2021, related to the move, and future costs related to this move are not anticipated to be significant to the consolidated financial statements.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $977 in expense related to the move during the fiscal year ended August 31, 2021 and $147 in expense during the fiscal year ended August 31, 2022. The project is now substantially completed and any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997, comprising $8,997 paid on February 5, 2021 and an accrual of $1,000 to be paid out up to eighteen months after purchase, subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company finalized purchase accounting, regarding a final allocation of the purchase price to tangible and identifiable intangible assets assumed, and anticipates completion within the first quarter of fiscal 2022. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment.

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

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase Corporation reviewed the data and recommendations provided by the study and has made the decision upgrade (beginning in fiscal 2023) from our current

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Oracle Legacy ERP System with to Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality, and a more modern system for operations, all within the Oracle Ecosystem. Additionally, the upgrade will be a multi-year, phased in approach that will mitigate any disruptions to our business. The Company recognized $150 in third party studies in fiscal 2020 and no costs were recognized in fiscal 2022 and 2021.

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

During the fourth quarter of fiscal 2019, Chase Corporation commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s ongoing facility rationalization and consolidation initiative. Chase completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020. The Company recognized $200 in expense related to these services in fiscal 2019, and a gain of $170 in fiscal 2020, as certain amounts expensed in fiscal 2019 were refunded. Also in the fourth quarter of fiscal 2020 and related to the recommendations of the commissioned engineering studies, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $405 related to the machinery. The Company recognized an additional $100 in the fourth quarter of fiscal 2021, to fully write-down the equipment’s value. Chase may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

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

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, and other than the cash dividend announced on November 10, 2022 of $1.00 per share to shareholders of record on November 30, 2022 and payable on December 9, 2022, the Company is not aware of any other events or transactions that occurred subsequent to the balance sheet date, but prior to filing, that would require recognition or disclosure in its consolidated financial statements.

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

Credit risk related to cash and cash equivalents is limited based on the creditworthiness of the financial institutions at which these funds are held. We maintain cash balances in multiple banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. Certain of our account balances exceed the FDIC limit. Cash balances held outside the United States totaled $28,951 as of August 31, 2022.

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

For the annual fiscal 2022 fourth quarter review, no goodwill impairment, nor at-risk reporting units, was indicated as of August 31, 2022. For the annual fiscal 2022 goodwill impairment test, we performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that our reporting units' fair values exceeded their carrying values (i.e. indicated no impairment of goodwill). Accordingly, it was not necessary for us to perform the quantitative analysis.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Restricted Investments and Deferred Compensation

The Company has a non-qualified deferred savings plan that covers its Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for payment in a future tax year. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s restricted investments under the plans were $2,367 and $2,260 at August 31, 2022 and 2021, respectively, and corresponding deferred compensation liabilities were $2,375 and $2,267 at August 31, 2022 and 2021, respectively. The Company accounts for the restricted investments as available for sale by recording net unrealized gains or losses in other comprehensive income as a component of stockholders’ equity.

Revenue

The Company accounts for revenue using ASC Topic 606 “Revenue from Contracts with Customers.” The Company accounts for revenue when: (a) there is approval and commitment from both parties; (b) the rights of the parties are identified; (c) payment terms are identified; (d) the contract has commercial substance; and (e) collectability of consideration is probable. Revenue is primarily derived from customer purchase orders, master sales agreements, and negotiated contracts, all of which represent contracts with customers. See Note 15 to the consolidated financial statements for more information on our accounting for revenue.

Research and Product Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $4,415, $4,056 and $4,007 for the years ended August 31, 2022, 2021 and 2020, respectively, and was recorded within Research and product development costs on the consolidated statements of operations.

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

Stock-based compensation expense recognized in fiscal years 2022, 2021 and 2020 was $3,147, $2,978 and $3,208, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2022, 2021 and 2020:

	2022		2021		2020
Expected dividend yield	0.8%		0.7%		0.7%
Expected life	6.3	years	6.0	years	6.0	years
Expected volatility	38.7%		39.5%		31.0%
Risk-free interest rate	1.3%		0.4%		1.4%

Expected volatility is determined by looking at a combination of historical volatility over the past six years as well as implied future volatility.

Translation of Foreign Currency

The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings Ltd businesses are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s HumiSeal Europe SARL and ABchimie businesses in France are measured using euros as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business in India are measured using the Indian rupee as the functional currency. The functional currency for all our other operations is the U.S. dollar. Revenue and expenses of these international businesses have been translated at average exchange rates. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income (a component of stockholders’ equity). Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of these international operations are included in other income (expense) on the consolidated statements of operations and were gains (losses) of $442, ($512) and ($911) for the fiscal years ended August 31, 2022, 2021 and 2020, respectively.

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

Fiscal 2022

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which amends the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. The amendment requires that an entity acquiring the contract assets and contract liabilities in a business combination be recognized in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU is effective for all public entities for fiscal years beginning after December 15, 2022, and interim periods therein. The Company early adopted ASU 2021-08 on February 28, 2022 and any impact on the consolidated financial statements will be dependent on the magnitude and nature of future acquired entities.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 2—Inventory

Inventory consisted of the following as of August 31, 2022 and 2021:

	August 31,	August 31,
	2022	2021
Raw materials	$37,909	$24,055
Work in process	9,569	5,928
Finished goods	15,561	11,234
Total Inventory	$63,039	$41,217

Note 3—Property, Plant and Equipment

Property, plant and equipment consisted of the following as of August 31, 2022 and 2021:

	August 31,	August 31,
	2022	2021
Land and improvements	$4,994	$5,020
Buildings	16,771	16,904
Machinery and equipment	49,458	49,505
Leasehold improvements	4,774	2,891
Construction in progress	754	613
	76,751	74,933
Accumulated depreciation	(52,503)	(50,666)
Property, plant and equipment, net	$24,248	$24,267

Note 4—Goodwill and Intangible Assets

The changes in the carrying value of goodwill, by operating segment, were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2020	$50,487	$21,215	$10,700	$82,402
Acquisition of ABchimie	13,055	—	—	13,055
Acquisition of Emerging Technologies, Inc.	2,451	—	—	2,451
Foreign currency translation adjustment	(48)	—	6	(42)
Balance at August 31, 2021	$65,945	$21,215	$10,706	$97,866
Foreign currency translation adjustment	(2,673)	—	(33)	(2,706)
Balance at August 31, 2022	$63,272	$21,215	$10,673	$95,160

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified a total of three reporting units, corresponding to its three reportable operating segments that are used to evaluate the possible impairment of goodwill. Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors, including the on-going impact of the coronavirus disease 2019 (COVID-19) pandemic. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using discounted cash flows.

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

The Company performs impairment reviews annually each fourth quarter and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. For the annual fiscal 2022 goodwill impairment test, we performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that our reporting units' fair values exceeded their carrying values (i.e. indicated no impairment of goodwill). Accordingly, it was not necessary for us to perform the quantitative analysis.

As of August 31, 2022 and 2021, the Company had a total goodwill balance of $95,160 and $97,866, respectively, related to its acquisitions, of which $27,472 and $30,697 respectively, remained deductible for income taxes.

Intangible assets subject to amortization consisted of the following as of August 31, 2022 and 2021:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
August 31, 2022
Patents and agreements	14.6	years	$1,760	$1,724	$36
Formulas and technology	7.8	years	10,730	9,961	769
Trade names	5.9	years	8,673	8,407	266
Customer lists and relationships	9.1	years	113,735	81,145	32,590
			$134,898	$101,237	$33,661

August 31, 2021
Patents and agreements	14.6	years	$1,760	$1,715	$45
Formulas and technology	7.9	years	10,987	9,769	1,218
Trade names	5.9	years	8,836	8,285	551
Customer lists and relationships	9.2	years	116,855	71,715	45,140
			$138,438	$91,484	$46,954

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Aggregate amortization expense related to intangible assets for the years ended August 31, 2022, 2021 and 2020 was $11,751, $12,858, and $11,576, respectively. As of August 31, 2022 estimated amortization expense for the next five fiscal years is as follows:

Years ending August 31,
2023	8,542
2024	7,334
2025	5,734
2026	4,937
2027	2,389

Note 5—Cash Surrender Value of Life Insurance

The Company recognized cash surrender value of a life insurance policy with the following carrier as of August 31, 2022 and 2021:

	2022	2021
John Hancock	$4,450	$4,450
Cash surrender value of life insurance policies	$4,450	$4,450

The policy is subject to periodic review. The Company currently intends to maintain the policy through the life or retirement of the insured, and records at the premium paid balance.

Note 6—Long-Term Debt

Long-term debt consisted of the following at August 31, 2022 and 2021:

	2022	2021
All-revolving credit facility with a borrowing capacity of $200,000	180,000	—
Long-term debt	$180,000	$—

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The Credit Agreement was entered into to amend, restate and extend the Company’s preexisting Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which had a maturity date of December 15, 2021, and to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. Under the Credit Agreement, Chase obtained an increased revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000 at any time, with the ability to request an increase in this amount by an additional $100,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a range of 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. As of August 31, 2022, the Company had $180,000 in long-term debt attributed to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has an applicable interest rate of 5.5%.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR period) and principal payment due at the expiration of the agreement, July 27, 2026. The Credit Agreement contains provisions that may replace LIBOR as the benchmark index under certain circumstances. In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter. Subject to certain conditions set forth in the Credit Agreement, the Company may elect to convert all or a portion of the outstanding Revolving Facility into a new term loan twice during the term of the Revolving Facility (each, a “Term Loan”, and collectively with the Revolving Facility, the “Credit Facility”), which Term Loan shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a ten year amortization schedule.

The outstanding balance on the Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $314,662 at August 31, 2022. The Credit Facility is subject to restrictive covenants under the Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the Credit Agreement). Chase Corporation was in compliance with the debt covenants as of August 31, 2022. The Credit Agreement also places certain Lender-approval requirements as to the size of permitted acquisitions which may be entered into by the Company and its subsidiaries, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

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

Note 7—Income Taxes

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for fiscal years end August 31, 2022, 2021 and 2020.

In fiscal 2019, the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the years ended August 31, 2022, 2021 and 2020.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on our effective tax rate for fiscal 2022, 2021 or 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the qualified improvement property correction nor other provisions of the CARES Act would result in a material tax benefit to us in future periods. The CARES Act had no material effect on the effective tax rate for fiscal 2022, 2021 and 2020.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During fiscal 2022, the Company’s effective tax rate included a FDII deduction benefit of $728. In addition, during fiscal 2022, the Company recognized $307 of tax benefit due to the expiration of statute of limitations.

The Inflation Reduction Act ("IRA") was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on “adjusted financial statement income” for applicable corporations and a 1% excise tax on repurchases of stock. These provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our reported results, cash flows or financial position when it becomes effective.

Domestic and foreign pre-tax income for the years ended August 31, 2022, 2021 and 2020 was:

	Year Ended August 31,
	2022	2021	2020
United States	$49,015	$52,182	$42,027
Foreign	9,583	6,412	3,293
	$58,598	$58,594	$45,320

The provision (benefit) for income taxes for the years ended August 31, 2022, 2021 and 2020 was:

	Year Ended August 31,
	2022	2021	2020
Current:
Federal	$10,346	$11,677	$9,157
State	2,589	782	1,813
Foreign	2,015	2,123	962
Total current income tax provision	14,950	14,582	11,932

Deferred:
Federal	(775)	(832)	(520)
State	47	(124)	(184)
Foreign	(295)	48	(65)
Total deferred income tax benefit	(1,023)	(908)	(769)

Total income tax provision	$13,927	$13,674	$11,163

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The provision (benefit) for income taxes differs from the amount computed by applying the Federal statutory income tax rate to income before income taxes. The Company’s combined federal, state and foreign effective tax rate as a percentage of income before taxes for fiscal 2022, 2021 and 2020, net of offsets generated by federal, state and foreign tax benefits, was 23.8%, 23.3% and 24.6%, respectively. The following is a reconciliation of the effective income tax rate with the U.S. Federal statutory income tax rate for the years ended August 31, 2022, 2021 and 2020:

	Year Ended August 31,
	2022	2021	2020
Federal statutory rates	21.0%	21.0%	21.0%
Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	2.3%	2.3%	3.0%
Foreign tax rate differential	(0.3)%	(0.3)%	0.0%
Adjustment to uncertain tax position	(0.5)%	0.1%	(1.1)%
Transaction costs not deductible	0.8%	0.0%	0.5%
Research credit generated	(0.1)%	(0.1)%	(0.1)%
Stock Compensation	0.0%	(0.3)%	(0.3)%
Permanent items	2.2%	1.1%	0.9%
GILTI and Subpart F, net of foreign tax credit	0.2%	0.3%	0.3%
Other	(0.3)%	(0.4)%	0.4%
Deferred income tax remeasurement	(0.5)%	0.1%	0.0%
Foreign Derived Intangible Income	(1.2)%	(1.1)%	0.0%
Performance-based earnout contingency	0.2%	0.6%	0.0%

Effective income tax rate	23.8%	23.3%	24.6%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$363	$320
Inventories	715	520
Accruals	728	966
Warranty reserve	6	6
Pension accrual	1,872	2,386
Deferred compensation	559	545
Foreign currency loss on previously taxed income	56	96
Loan finance costs	—	3
Restricted stock grants	495	327
Non-qualified stock options	323	347
Lease liability	2,208	2,328
Foreign net operating loss, net of valuation allowance	—	192
Other	36	41
	7,361	8,077
Deferred tax liabilities:
Prepaid liabilities	(38)	(18)
Foreign intangibles	(2,099)	(3,156)
Right-of-use asset	(2,154)	(2,280)
Depreciation and amortization	411	(659)
	(3,880)	(6,113)
Net deferred tax assets (liabilities)	$3,481	$1,964

In fiscal 2021, the Company included $599 of net operating loss carry forwards which offset future taxable income. The entire $599 of net operating loss carry forwards was utilized in fiscal 2022 and the operating loss for the year was $0.

Chase Corporation is required to apply a valuation allowance to reduce the deferred tax assets reported if based on the weight of the evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of August 31, 2022, the Company determined that a valuation allowance was not needed.

Consistent with the Company’s practice prior to the passage of the Tax Act, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

A summary of the Company’s adjustments to its uncertain tax positions, included within long-term accrued income taxes on the consolidated balance sheet, in fiscal years ended August 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, at beginning of the year	$2,190	$1,941	$2,324
Increase for tax positions related to the current year	99	—	101
Decreases for currency translation adjustments	(71)	—	—
Increase (decrease) for tax positions related to prior years	—	1,180	(609)
Decreases for settlement of uncertain tax positions	—	(705)	—
Increase for interest and penalties	97	208	125
Decrease for lapses of statute of limitations	(495)	(434)	—
Balance, at end of year	$1,820	$2,190	$1,941

The unrecognized tax benefits mentioned above include an aggregate of $584 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $398, net of Federal tax expense, was recorded as a tax expense during the current fiscal year. The Company anticipates that its accrual for uncertain tax positions could change by approximately $330 over the next twelve-month period due to statute of limitations expiration.

The Company is subject to U.S. Federal income tax, as well as to income tax of multiple state, local and foreign tax jurisdictions. The statute of limitations for all material U.S. Federal, state, and local tax filings remains open for fiscal years subsequent to 2018. For foreign jurisdictions, the statute of limitations remains open in the U.K and France for fiscal years subsequent to 2018.

Note 8—Leases

The Company accounts for Leases using ASC Topic 842. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases that are material in nature.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheet as of August 31, 2022 and 2021:

	August 31,	August 31,
	2022	2021
Assets
Operating lease right-of-use assets	$8,596	$9,312

Liabilities
Current (accrued expenses)	$1,448	$1,515
Operating lease long-term liabilities	6,618	7,202
Total lease liability	$8,066	$8,717

Lease cost

The components of lease costs for the years ended August 31, 2022, 2021, and 2020 are as follows:

	Year Ended August 31,
	2022	2021	2020

Operating lease cost (a)	$3,332	$3,772	$3,783

(a)Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities on August 31, 2022 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2023	1,651
2024	1,576
2025	1,418
2026	1,173
2027	792
2028 and thereafter	2,199
Less: Interest	(743)
Present value of lease liabilities	$8,066

The weighted average remaining lease term and discount rates are as follows:

	August 31,	August 31,
	2022	2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)
Operating leases	6.5	6.8
Weighted average discount rate (percentage)
Operating leases	2.8%	3.1%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended August 31,
	2022	2021

Operating cash outflows from operating leases	$1,725	$2,266
Total cash paid for amounts included in the measurement of lease liabilities	$1,725	$2,266

Total rental expense for all operating leases amounted to $3,332, $3,772 and $3,783 for the years ended August 31, 2022, 2021 and 2020, respectively.

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

The Company’s contribution expense for all 401(k) plans was $942, $844 and $852 for the years ended August 31, 2022, 2021 and 2020, respectively.

Non-Qualified Deferred Savings Plans

The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s liability under the plans was $2,375 and $2,267 on August 31, 2022 and 2021, respectively.

Pension Plans

The Company has noncontributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan (“Qualified Plan”) and an unfunded supplemental plan (“Supplemental Plan”) designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant’s years of service and final average compensation. The Qualified Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2022.

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

In August 2019, the Board of Directors approved a plan to terminate the NEPTCO Pension Plan. The Company established November 15, 2019 as the plan termination date and during fiscal 2020 performed the administrative actions required to carry out the termination. No balance related to the NEPTCO defined benefit plan was carried on the Company’s consolidated balance sheet as of August 31, 2022 or 2021.

The following tables reflect the status of the Company’s pension plans for the years ended August 31, 2022 2021 and 2020:

	Year Ended August 31,
	2022	2021	2020
Change in benefit obligation
Projected benefit obligation at beginning of year	$20,261	$20,663	$20,087
Service cost	382	366	295
Interest cost	384	341	451
Actuarial (gain) loss	(2,202)	645	2,253
Benefits paid	(2,027)	(1,754)	(2,423)
Projected benefit obligation at end of year	$16,798	$20,261	$20,663

Change in plan assets
Fair value of plan assets at beginning of year	$9,280	$8,168	$7,859
Actual return on plan assets	(1,369)	1,301	868
Employer contribution	1,917	1,565	1,864
Benefits paid	(2,026)	(1,754)	(2,423)
Fair value of plan assets at end of year	$7,802	$9,280	$8,168

Funded status at end of year	$(8,996)	$(10,981)	$(12,495)

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	Year Ended August 31,
	2022	2021	2020
Amounts recognized in consolidated balance sheets
Noncurrent assets	$—	$—	$—
Current liabilities	(1,565)	(1,565)	(1,565)
Noncurrent liabilities	(7,431)	(9,416)	(10,930)
Net amount recognized in consolidated balance sheets	$(8,996)	$(10,981)	$(12,495)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$15,093	$17,898	$18,307
Projected benefit obligations	$16,798	$20,261	$20,663
Plan assets at fair value	$7,802	$9,280	$8,168

Amounts recognized in accumulated other comprehensive income
Prior service cost	$37	$40	$44
Net actuarial loss	8,659	9,674	10,595
Adjustment to pre-tax accumulated other comprehensive income	$8,696	$9,714	$10,639

	Year Ended August 31,
	2022	2021	2020
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss	$(439)	$(884)	$711
Amortization of loss	(593)	(656)	(664)
Supplemental plan assumption change	17	619	1,065
Amortization of prior service cost	(3)	(3)	(3)
Effect of settlement on accumulated other comprehensive income	—	—	(155)
Total recognized in other comprehensive income	(1,018)	(924)	954

Net periodic pension cost	951	975	1,178

Total recognized in net periodic pension cost and other comprehensive income	$(67)	$51	$2,132

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$3	$3	$3
Net actuarial loss	594	593	656

Prior service cost arose from the amendment of the plan’s benefit schedules to comply with the Tax Reform Act of 1986 and adoption of the unfunded supplemental pension plan.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Components of net periodic pension cost for the fiscal years ended August 31, 2022, 2021 and 2020 included the following:

	2022	2021	2020
Components of net periodic benefit cost
Service cost	$382	$366	$295
Interest cost	384	341	451
Expected return on plan assets	(411)	(391)	(390)
Amortization of prior service cost	3	3	3
Amortization of accumulated loss	593	656	664
Curtailment and settlement loss	—	—	155
Net periodic benefit cost	$951	$975	$1,178

Weighted average assumptions used to determine benefit obligations as of August 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Discount rate
Qualified plan	4.21%	2.15%	1.92%
Supplemental plan	4.36%	1.95%	1.65%
NEPTCO plan	—%	—%	—%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

Weighted average assumptions used to determine net periodic benefit cost for the years ended August 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Discount rate
Qualified plan	2.15%	1.92%	2.58%
Supplemental plan	1.95%	1.65%	2.37%
NEPTCO plan	—%	—%	2.29%
Expected long-term return on plan assets
Qualified plan	4.85%	5.25%	5.60%
Supplemental plan	—%	—%	—%
NEPTCO plan	—%	—%	5.60%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%
NEPTCO plan	—%	—%	—%

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The Company estimates that each 100-basis point reduction in the discount rate would result in additional (decreased) net periodic pension cost, the Company’s primary pension obligation, of approximately $37 for the Qualified Plan and ($35) for the Supplemental Plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100-basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $85 for the Qualified Plan. No rate of return is assumed for the Supplemental Plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

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

The Qualified Plan assets are invested in a diversified mix of both domestic and foreign equity investments and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company’s expected return for the Qualified Plan is 5.55%. To determine the expected long-term rate of return on the assets for the Qualified Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

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

The Qualified Plan has the following target allocation and weighted average asset allocations as of August 31, 2022, 2021 and 2020:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2022	2021	2020
Equity securities	10-80%	47%	46%	49%
Debt securities	20-75%	53%	54%	51%
Other	0-100%	—%	—%	—%
Total	100%	100%	100%	100%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

NEPTCO Pension Plan

The NEPTCO Pension Plan terminated in fiscal 2020. Given the plan’s termination and full payout in fiscal 2020, the plan no longer holds assets as of August 31, 2020.

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

The following table presents the Company’s pension plan assets at August 31, 2022 and 2021 by asset category:

		Fair value measurements at				Fair value measurements at
		August 31, 2022				August 31, 2021
			Significant				Significant
		Quoted prices	other	Significant		Quoted prices	other	Significant
		in active	observable	unobservable		in active	observable	unobservable
	August 31,	markets	inputs	inputs	August 31,	markets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)	2021	(Level 1)	(Level 2)	(Level 3)
Asset Category
Equity securities	$3,667	$3,667	$—	$—	$4,241	$4,241	$—	$—
Debt securities	4,135	4,135	—	—	5,039	5,039	—	—

Total	$7,802	$7,802	$—	$—	$9,280	$9,280	$—	$—

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

Estimated Future Benefit Payments

The following pension benefit payments (which include expected future service) are assumed to be paid in each of the following fiscal years based on the participants’ normal retirement age, and giving consideration to the termination of the NEPTCO Pension plan:

Year ending August 31,	Pension Benefits
2023	$3,413
2024	2,004
2025	1,830
2026	1,802
2027	1,322
2028-2032	$4,221

The Company contributed $1,917, $1,565 and $1,864 to fund its obligations under the pension plans for the years ended August 31, 2022, 2021 and 2020, respectively, including final cash outlays related to the termination of the NEPTCO plan in fiscal 2020. The Company plans to make the necessary contributions during fiscal 2023 to ensure its pension plans continue to be adequately funded given the current market conditions and does not anticipate a material change from amounts contributed during the current fiscal year.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 10—Stockholders’ Equity

Amended and Restated 2013 Equity Incentive Plan

In December 2021, the Company adopted an amendment and restatement of the Chase Corporation 2013 Equity Incentive Plan (the “Amended 2013 Plan”). The Amended 2013 Plan was approved by stockholders in February 2022. The Amended 2013 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2013 Equity Incentive Plan was initially 1,200,000. No additional shares were included as a result of the December 2021 amendments. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2022, 912,638 shares remained available for future grant under the Amended 2013 Plan.

2005 Incentive Plan

In November 2005, the Company adopted, and the stockholders subsequently approved, the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan permitted the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2005 Plan was initially 1,000,000. The Company is no longer granting equity awards under the 2005 Plan. Options to purchase 31,543 shares of common stock remained outstanding under the 2005 Plan as of August 31, 2022.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Based on the fiscal year 2019 financial results, 2,694 shares of restricted stock already granted under the 2019 LTIP were forfeited subsequent to the end of fiscal year 2019 in accordance with the performance measurement criteria of the awards. No further performance-based measurements apply to this award. Compensation expense relating to the remaining portion was recognized on a ratable basis over the vesting period.

In August 2019, the Board of Directors of the Company approved the fiscal year 2020 LTIP for the executive officers and other members of management. The 2020 LTIP is an equity-based plan with a grant date of September 1, 2019 and contains the following equity components: (a) a performance and service-based restricted stock grant of 3,697 shares in the aggregate, subject to adjustment based on fiscal 2020 results, with a vesting date of August 31, 2022, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,689 shares in the aggregate, with a vesting date of August 31, 2022, for which compensation expense was recognized on a ratable basis over the vesting period.

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

In January 2021, restricted stock in the amount of 4,409 shares of common stock was forfeited in conjunction with the termination without cause of a now former executive of the Company.

In February 2021, a performance and service-based restricted stock grant totaling 521 shares, and a time-vesting restricted stock grant in the amount of 261 shares, was granted in conjunction with the appointment of a new executive

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

of the Company. The restricted shares vest on the same terms as those granted under the 2021 LTIP in September 2020. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

In the fourth quarter of 2021, restricted stock in the amount of 447 shares related to the second quarter of fiscal 2020 grant was forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

In August 2021, the Board of Directors of the Company approved the fiscal year 2022 LTIP for the executive officers and other members of management. The 2022 LTIP is an equity-based plan with a grant date of September 1, 2021 and contains the following equity components: (a) a performance and service-based stock grant of 3,304 shares in the aggregate, subject to adjustment based on fiscal 2022 results, with a vesting date of August 31, 2024, for which compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 6,280 shares in the aggregate, with a vesting date of August 31, 2024, for which compensation expense is recognized on a ratable basis over the vesting period.

In the first and second quarters of fiscal 2022, restricted stock in the amount of 437 and 570 shares, respectively, related to the fiscal 2020 grant was forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

In February 2022 (the second quarter of fiscal 2022), the Board of Directors of the Company approved an equity retention agreement with the Company’s Treasurer and Chief Financial Officer that included a restricted stock award in the amount of 5,332 shares with a vesting date of January 31, 2025. Compensation expense is recognized over the period of the award consistent with the vesting terms.

In the second and third quarters of fiscal 2022, restricted stock in the amount of 559 and 298 shares, respectively, related to the fiscal 2022 grant was forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

During the fourth quarter of fiscal 2021, one additional grant totaling 641 shares of restricted stock was issued to a non-executive member of management, with vesting dates of July 27, 2022. Compensation expense was recognized on a ratable basis over the vesting period.

In the fourth quarter of fiscal 2022, restricted stock in the amount of 299, 461, and 407 shares related to the fiscal 2019, 2020, and 2021 grant, respectively, was forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

Non-employee Consultants and Advisors

In February 2021, restricted stock in the amount of 2,306 shares was granted to a consultant of the Company, with a two-year vesting term including continued service requirements. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

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

In July 2022, as part of the standard compensation for board service, a non-employee member of the Board received a grant of 456 shares of restricted stock for service on the board. These shares of restricted stock will vest on January 31, 2023. Compensation is being recognized on a ratable basis over the twelve-month vesting period.

A summary of the transactions of the Company’s restricted stock plans for the years ended August 31, 2022, 2021 and 2020 is presented below:

	Non Employee Directors	Weighted Average Grant Date Fair Value	Non Employee Consultants and Advisors	Weighted Average Grant Date Fair Value	Officers and Employees	Weighted Average Grant Date Fair Value
Unvested restricted stock at August 31, 2019	4,599	$101.92	—	—	44,355	$67.18
Granted	4,906	95.59	—	—	43,841	108.47
Vested	(4,599)	101.92	—	—	(25,195)	61.51
Forfeited or cancelled	—	—	—	—	(3,126)	123.19
Unvested restricted stock at August 31, 2020	4,906	95.59	—	—	59,875	97.72
Granted	4,635	104.09	2,306	$108.42	9,499	98.10
Vested	(5,016)	95.59	—	—	(19,978)	80.13
Forfeited or cancelled	—	—	—	—	(6,195)	103.86
Unvested restricted stock at August 31, 2021	4,525	104.09	2,306	108.42	43,201	107.31
Granted	5,456	93.48	—	—	18,190	105.16
Vested	(4,525)	104.04	—	—	(16,804)	100.22
Forfeited or cancelled	—	—	—	—	(3,031)	111.84
Unvested restricted stock at August 31, 2022	5,456	93.48	2,306	108.42	41,556	109.02

Stock Options

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

In August 2019, the Board of Directors of the Company approved the fiscal year 2020 LTIP for the executive officers and other members of management. The 2020 LTIP was an equity-based plan with a grant date of September 1, 2019 and included options to purchase 13,418 shares of common stock in the aggregate with an exercise price of $100.22 per share. The options vest in three equal annual installments ending on August 31, 2022. Of the options granted, 6,218 options will expire on August 31, 2029, and 7,200 options will expire on September 1, 2029. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

In August 2019, the Board of Directors of the Company also approved equity retention agreements with certain executive officers. The equity-based retention agreements have a grant date of September 1, 2019 and contain stock options to purchase 53,642 shares of common stock in the aggregate with an exercise price of $100.22 per share. The options vested on August 31, 2022 and will expire on August 31, 2029. Compensation expense was recognized on a ratable basis over the vesting period.

In August 2020, the Board of Directors of the Company approved the fiscal year 2021 LTIP for the executive officers and other members of management. The 2021 LTIP is an equity-based plan with a grant date of September 1, 2020 and included options to purchase 14,845 shares of common stock in the aggregate with an exercise price of $97.57 per share. The options vest in three equal annual installments ending on August 31, 2023. Of the options granted, 6,730 options will expire on August 31, 2030, and 8,115 options will expire on September 1, 2030. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In August 2021, the Board of Directors of the Company approved the fiscal year 2022 LTIP for the executive officers and other members of management. The 2022 LTIP is an equity-based plan with a grant date of September 1, 2021 and included options to purchase 12,942 shares of common stock in the aggregate with an exercise price of $114.50 per share. The options vest in three equal installments ending on August 31, 2024. Of the options granted, 5,804 options will expire on August 31, 2031, and 7,138 options will expire on September 1, 2031. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

In February 2022, the Board of Directors of the Company also approved an equity retention agreement with the Treasurer and Chief Financial Officer. The agreement included an award to purchase 14,480 shares of common stock with a grant date of February 1, 2022 and an exercise price of $94.88 per share. The options will vest on January 31, 2025 and will expire on February 1, 2032. Compensation expense is being recognized on a ratable basis over the vesting period.

In April 2022, options to purchase, 836 shares of common stock were forfeited in conjunction with the termination without cause of a now former employee of the Company.

In July 2022, options to purchase, 2,351 shares of common stock were forfeited in conjunction with the termination without cause of a now former employee of the Company.

The following table summarizes information about stock options outstanding as of August 31, 2022:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.72	10,925	1.0	$29.72	$638	10,925	$29.72	$638
$35.50	13,372	2.0	$35.50	$704	13,372	$35.50	$704
$39.50	12,753	3.0	$39.50	$621	12,753	$39.50	$621
$64.37	32,920	4.0	$64.37	$783	32,920	$64.37	$783
$93.50	8,704	5.0	$93.50	$—	8,704	$93.50	$—
$94.88	14,480	9.4	$94.88	$—	—	$94.88	$—
$97.57	12,705	8.0	$97.57	$—	8,615	$97.57	$—
$100.22	49,689	7.0	$100.22	$—	49,689	$100.22	$—
$104.00	606	5.5	$104.00	$—	606	$104.00	$—
$104.04	749	8.0	$104.04	$—	499	$104.04	$—
$114.50	10,964	9.0	$114.50	$—	3,655	$114.50	$—
$123.95	8,144	6.0	$123.95	$—	8,144	$123.95	$—
	176,011	5.7	$80.88	$2,746	149,882	$77.39	$2,746

Options are granted with an exercise price that is equal to the closing market value of the Company’s common stock on the day preceding the grant date, which is determined not to be materially different from the opening market value on the date of grant.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

A summary of the transactions of the Company’s stock option plans for the years ended August 31, 2022, 2021 and 2020 is presented below:

	Officers and Employees	Weighted Average Exercise Price
Options outstanding at August 31, 2019	101,254	$57.18
Granted	67,060	$100.22
Exercised	(3,618)	$34.21
Forfeited or cancelled	—	$—
Options outstanding at August 31, 2020	164,696	$75.21
Granted	15,594	$97.88
Exercised	(7,546)	$38.79
Forfeited or cancelled	(18,435)	$100.62
Options outstanding at August 31, 2021	154,309	$76.24
Granted	27,422	$104.14
Exercised	(2,533)	$16.00
Forfeited or cancelled	(3,187)	108.36
Options outstanding at August 31, 2022	176,011	$80.88
Options exercisable at August 31, 2022	149,882	$77.39

The weighted average grant date fair value of options granted in the years ended August 31, 2022, 2021 and 2020 was $37.71, $34.45 and $29.79 per share, respectively.

The total pretax intrinsic value of stock options exercised was $195, $558 and $311 for the years ended August 31, 2022, 2021, and 2020, respectively.

Excluding the effects of common stock reserved for issuance upon exercise of the 176,011 outstanding options, there were 924,767 shares of common stock available for future issuance under the Company’s Amended and Restated 2013 Equity Incentive Plan on August 31, 2022. Based on historic experience, management estimates all outstanding stock options will vest.

The income tax benefit realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was $20, $114 and $149 for the years ended August 31, 2022, 2021 and 2020, respectively.

As of August 31, 2022, unrecognized expense related to all stock-based compensation described above was $3,200 (including $2,568 for restricted stock and $632 for stock options), which will be recognized over the next four fiscal years.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following tables summarize information about the Company’s segments:

	Years Ended August 31,
	2022		2021		2020
Revenue
Adhesives, Sealants and Additives	$135,770		$126,864		$96,208
Industrial Tapes	143,954		120,873		118,960
Corrosion Protection and Waterproofing	45,936		45,599		45,994
Total	$325,660		$293,336		$261,162

Income before income taxes
Adhesives, Sealants and Additives	$37,657	(a)	$36,520	(c)	$25,953
Industrial Tapes	41,387		37,407		31,237	(f)
Corrosion Protection and Waterproofing	17,415		15,913	(d)	16,638	(g)
Total for reportable segments	96,459		89,840		73,828
Corporate and common costs	(37,861)	(b)	(31,246)	(e)	(28,508)	(h)
Total	$58,598		$58,594		$45,320

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$170		$116		$98
Depreciation	924		1,065		994
Amortization	10,466		10,685		9,313

Industrial Tapes
Interest	$170		$83		$111
Depreciation	1,568		1,718		1,746
Amortization	1,280		1,537		1,800

Corrosion Protection and Waterproofing
Interest	$85		$98		$37
Depreciation	516		588		615
Amortization	5		636		463
(a)	Includes a $432 loss on the upward adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie, $463 in operation optimization costs related to the move from Woburn, MA to O’Hara Township, PA and $147 of operations optimization costs related to the move from Newark, CA to Hickory, NC,
(b)	Includes $232 of operations optimization costs related to the Company’s move to the new corporate headquarters within Westwood, MA and $4,000 of acquisition-related expense attributable to NuCera
(c)	Includes $1,664 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $977 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during fiscal 2021
(d)	Includes expense of $100 for the write-down of certain assets under construction
(e)	Includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi
(f)	Includes $559 in exit costs related to the movement of the pulling and detection business out of the Granite Falls, NC location and into the Hickory, NC location during the first six months of fiscal 2020
(g)	Includes $170 gain on the refund of a payment made in fiscal 2019 related to engineering studies performed to assess potential operational changes and further plant rationalization and consolidation and an expense of $405 for the write-down of certain assets under construction
(h)	Includes $150 of expense related to exploratory IT work performed to assess potential future upgrades to the Company’s companywide ERP system, a $760 gain related to the April 2020 sale of the Company’s Pawtucket, RI location, a $1,791 gain related to the August 2020 sale of the Company’s Randolph, MA property, $183 in severance expense related to the May 2020 reduction in force, $85 in expenses related to the final transition out of the Pawtucket, RI facility, $155 of pension-related settlement costs due to the timing of lump-sum distribution and $274 in acquisition-related costs attributable to the September 2020 (fiscal 2021) acquisition of ABchimie

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	August 31,	August 31,
	2022	2021
Total Assets
Adhesives, Sealants and Additives	$153,784	$161,968
Industrial Tapes	87,751	72,301
Corrosion Protection and Waterproofing	33,037	31,067
Total for reportable segments	274,572	265,336
Corporate and common assets	337,008	138,823
Total	$611,580	$404,159

Note 12—Export Sales and Foreign Operations

Export sales from continuing domestic operations to unaffiliated third parties were $36,305, $33,439 and $30,067 for the years ended August 31, 2022, 2021 and 2020, respectively. The increase in export sales from fiscal 2022 to fiscal 2021 is reflective of the company-wide year-over-year increase in revenue attributed to a combination of sales price and demand-driven increases.

The Company’s products are sold worldwide. Revenue for the years ended August 31, 2022, 2021 and 2020, are attributed to operations located in the following countries:

	Years Ended August 31,
	2022	2021	2020
Revenue
United States	$281,754	$245,476	$226,690
United Kingdom	22,295	24,846	20,543
All other foreign (1)	21,611	23,014	13,929
Total	$325,660	$293,336	$261,162

(1)	Inclusive of sales originated from the Company’s French locations (including ABchimie for fiscal 2021), royalty revenue attributable to our licensed manufacturer in Asia, and Chase foreign manufacturing operations.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

As of August 31, 2022 and 2021, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization in the following countries:

	August 31,	August 31,
	2022	2021
Long-Lived Assets
United States
Property, plant and equipment, net	$21,300	$20,990
Goodwill and Intangible assets, less accumulated amortization	105,216	115,936

United Kingdom
Property, plant and equipment, net	1,832	2,174
Goodwill and Intangible assets, less accumulated amortization	3,318	3,905

All other foreign
Property, plant and equipment, net	1,116	1,103
Goodwill and Intangible assets, less accumulated amortization	20,287	24,979

Total
Property, plant and equipment, net	$24,248	$24,267
Goodwill and Intangible assets, less accumulated amortization	$128,821	$144,820

Note 13—Supplemental Cash Flow Data

Supplemental cash flow information for the years ended August 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Income taxes paid	$15,017	$17,074	$11,186
Interest paid	$282	$245	$230

Noncash Investing and Financing Activities
Common stock received for payment of stock option exercises	$40	$206	$123
Property, plant and equipment additions included in accounts payable	$146	$256	$92

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Supplemental cash flow information as related to acquisitions and divestitures for the years ended August 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Acquisition of Emerging Technologies, Inc (ETi)
Accounts receivable		$481
Inventory		919
Prepaids and other current assets		8
Property, plant & equipment		7
Goodwill		2,451
Intangible assets		6,650
Accounts payable and accrued liabilities		(519)
Other liabilities (due to sellers)		(1,000)
Payments for acquisitions		(8,997)

Acquisition of ABchimie
Accounts receivable		$697
Inventory		239
Prepaids and other current assets		696
Property, plant & equipment		245
Goodwill		13,055
Intangible assets		12,055
Operating lease right-of-use asset		473
Deferred tax liability		(3,387)
Accounts payable and accrued liabilities		(431)
Operating lease liabilities (inclusive of short- and long-term)		(473)
Other liabilities (due to sellers)		(928)
Payments for acquisitions, net of cash received		(22,241)

Sale of Randolph, MA Property
Asset held for sale			$(14)
Gain on sale of real estate			(1,791)
Cash received from sale of real estate, net			1,805

Sale of Pawtucket, RI Location
Asset held for sale			$(1,050)
Gain on sale of real estate			(760)
Cash received from sale of real estate, net			1,810

Note 14—Acquisitions

Fiscal 2022

Definitive Agreement to acquire NuCera Solutions

On July 15, 2022, the Company entered into a Stock Purchase Agreement by and among Chase, NuCera Holdings Inc., and NuCera Solutions Holdco LP, to acquire NuCera Solutions (“NuCera”). NuCera is a recognized global leader in the production and development of highly differentiated specialty polymers and polymerization technologies serving demanding applications, offering products critical to enabling end-product functionality,

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

performance and reliability. The transaction closed on September 1, 2022 (first day of fiscal 2023). Given the timing of this acquisition, the Company is in the process of completing the purchase price accounting. See Note 23 to the consolidated financial statement for additional information related to this subsequent event.

Fiscal 2021

Acquisition of Emerging Technologies, Inc. (“ETi”)

On February 5, 2021, the Company acquired certain assets of Emerging Technologies, Inc. (“ETi”), a superabsorbent polymers solutions provider, located in Greensboro, NC. The business was acquired for a purchase price of $9,997, comprising $8,997 paid on February 5, 2021 and $1,000 paid on August 4, 2022 (eighteen months after the purchase), subsequent to final working capital adjustments, and excluding acquisition-related costs. As part of this transaction, Chase acquired substantially all working capital and fixed assets of the business and entered a multi-year lease at ETi’s existing location. The Company expensed $128 of acquisition-related costs in fiscal 2021 associated with this acquisition. The purchase was funded with available cash on hand. ETi is a solutions provider and formulator of absorbent polymers for use in the packaging, recreational, consumer, and sanitation markets. The acquisition broadens the Company’s superabsorbent polymers product offerings and formulation capabilities while expanding its market reach. The Company finalized purchase accounting during the first quarter of fiscal 2022, with no significant change to amounts initially recorded. Since the effective date of the acquisition, the financial results of ETi’s acquired operations have been included in the Company’s financial statements within the functional additives product line, contained within the Adhesives, Sealants and Additives operating segment. The ETi acquisition does not represent a significant business combination so pro forma financial information is not provided.

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

Acquisition of ABchimie

On September 1, 2020 (first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustments, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 and with a performance-based earn out (measured over four years post-acquisition) potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). The Company accrued $2,584 at August 31, 2022 within Other liabilities on the consolidated balance sheet related to its current estimate of the earn out. Following its initial recording at the acquisition date, a $432 and $1,664 increase in the performance-based earn out accrual was recorded within Loss on contingent consideration in the consolidated statement of operations for the year ended August 31, 2022 and August 31, 2021, respectively. See Note 16 to the consolidated financial statements for additional information on the estimate of contingent consideration payable.

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

Note 15—Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers. This revenue is generated from the manufacture of specialty chemical products including coatings, linings, adhesives, sealants, specialty tapes, polymers and laminates. Certain of these manufactured products can incorporate customer-owned materials. The Company also recognizes, to a lesser extent, revenue through royalties and commissions from licensed manufacturers and from providing custom manufacturing-related services. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers, which can be either at a point in time or over time based on contractual terms with customers. Revenue is generally recognized at a point in time when control passes upon either shipment to or receipt by the customer of the Company’s products, while revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition.

Contract Balances

The Company’s contract assets primarily relate to unbilled revenue for products currently in production at the Company’s facilities and which incorporate customer-owned material. Revenue is recognized in advance of billing to the customer in these specific circumstances, whereas billing is typically performed at the time of shipment to or receipt by the customer. Contract assets are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. The following table presents contract assets by reportable operating segment as of August 31, 2022 and 2021:

	August 31,	August 31,
	2022	2021
Contract Assets
Adhesives, Sealants and Additives	$55	$21
Industrial Tapes	123	82
Corrosion Protection and Waterproofing	3	25
Total	$181	$128

The Company did not have any contract liabilities as of August 31, 2022 and 2021.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

economic factors. Disaggregated revenue by geographical region for the years ended August 31, 2022, 2021 and 2020 was as follows:

	Year Ended August 31, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$87,249	$127,988	$40,282	$255,519
Asia\Middle East	25,917	7,430	3,022	36,369
Europe	21,910	6,168	2,511	30,589
All other foreign	694	2,368	121	3,183
Total Revenue	$135,770	$143,954	$45,936	$325,660

	Year Ended August 31, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$76,388	$106,084	$37,879	$220,351
Asia\Middle East	28,033	7,903	4,933	40,869
Europe	21,846	4,657	2,591	29,094
All other foreign	597	2,229	196	3,022
Total Revenue	$126,864	$120,873	$45,599	$293,336

	Year Ended August 31, 2020
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$64,711	$105,911	$36,252	$206,874
Asia	17,877	7,150	6,361	31,388
Europe	13,201	3,286	3,047	19,534
All other foreign	419	2,613	334	3,366
Total Revenue	$96,208	$118,960	$45,994	$261,162

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of August 31, 2022 and 2021 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of August 31, 2022 and 2021:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	August 31, 2022	$2,367	$2,125	$242	$—

Restricted investments	August 31, 2021	$2,260	$2,016	$244	$—

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of August 31, 2022 and 2021:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	August 31, 2022	$180,000	$—	$180,000	$—
Contingent consideration	August 31, 2022	$2,584	$—	$—	$2,584

Long-term debt	August 31, 2021	$—	$—	$—	$—
Contingent consideration	August 31, 2021	$2,537	$—	$—	$2,537

The long-term debt (including any current portion of long-term debt) had a $180,000 and $0 balance as of August 31, 2022 and 2021, respectively. The carrying value of the long-term debt approximates its fair value and has an interest rate of 5.5%. The interest rate is set based on the movement of the underlying market rates. See Note 6 to the consolidated financial statements for additional information on long-term debt.

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the then fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss on contingent consideration on the consolidated statement of operations until the liability is settled. As of August 31, 2022, the liability increased to $2,584 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date. See Note 14 to the consolidated financial statements for additional information on the acquisition of ABchimie.

Note 17—Net Income Per Share

The determination of earnings per share under the two-class method is as follows:

	Years Ended August 31,
	2022	2021	2020
Net income	$44,671	$44,920	$34,157
Less: Allocated to participating securities	297	309	273
Available to common shareholders	$44,374	$44,611	$33,884
Basic weighted average shares outstanding	9,399,085	9,383,085	9,359,940
Additional dilutive common stock equivalents	35,256	45,331	79,810
Diluted weighted average shares outstanding	9,434,341	9,428,416	9,439,750
Net income available to common shareholders, per common and common equivalent share
Basic	$4.72	$4.75	$3.62
Diluted	$4.70	$4.73	$3.59

For the years ended August 31, 2022, 2021 and 2020, stock options to purchase 96,912, 59,508 and 11,183 shares of common stock were outstanding but were not included in the calculation of diluted net income per share because their inclusion would be antidilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 18—Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2020	$269	$(8,317)	$(5,044)	$(13,092)

Other comprehensive gains (losses) before reclassifications	297	(159)	1,295	1,433
Reclassifications to net income of previously deferred (gains) losses	(48)	497	—	449
Other comprehensive income (loss)	249	338	1,295	1,882

Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

Other comprehensive gains (losses) before reclassifications	(282)	330	(9,582)	(9,534)
Reclassifications to net income of previously deferred (gains) losses	(72)	449	—	377
Other comprehensive income (loss)	(354)	779	(9,582)	(9,157)

Balance at August 31, 2022	$164	$(7,200)	$(13,331)	$(20,367)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income:

	Amount of Gain (Loss) Reclassified from		Location of Gain (Loss)
	Accumulated Other		Reclassified from
	Comprehensive Income		Accumulated
	(Loss) into Income		Other Comprehensive
	Year Ended	Year Ended	Income (Loss)
	August 31, 2022	August 31, 2021	into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(96)	$(65)	Selling, general and administrative expenses
Tax expense (benefit)	24	17
Gain net of tax	$(72)	$(48)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$596	$659	Other income (expense)
Settlement and curtailment loss	—	—	Other income (expense)
Tax expense (benefit)	(147)	(162)
Loss net of tax	$449	$497

Total net loss reclassified for the period	$377	$449

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

Note 20—Operations Optimization Costs

Relocation of Chase Corporate Headquarters

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the year ended August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $232 were expensed in fiscal 2022. No future costs related to the move are anticipated.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. This rationalization and consolidation initiative-related announcement aligns with the second quarter announcement of the Company’s plan to move its sealant systems production from Newark, CA to Hickory, NC, described in more detail below. Chase Corporation obtained both the adhesive and sealants systems as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $463 and $0 in fiscal 2022 and 2021, related to the move, and future costs related to this move are not anticipated to be significant to the consolidated financial statements.

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease in Newark, CA terminated in fiscal 2021. The Company recognized $977 in expense related to the move in the year ended August 31, 2021 and $147 in expense during the year ended August 31, 2022. The project is now substantially completed and any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

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

ERP System Upgrade

During the first quarter of fiscal 2020, the Company commissioned third party led studies regarding the potential upgrading of the Company’s current worldwide ERP system. Chase Corporation reviewed the data and recommendations provided by the study and has made the decision to upgrade (beginning in fiscal 2023) from our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality, and a more modern system for operations, all within the Oracle Ecosystem. Additionally, the upgrade will be a multi-year, phased in approach that will mitigate any disruptions to our business. The Company recognized $150 in third party studies in fiscal 2020 and no costs were recognized in fiscal 2022 and 2021.

Engineering Studies Related to Facility Consolidation and Rationalization Initiative

During the fourth quarter of fiscal 2019, the Company commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s facility rationalization and consolidation initiative. Chase Corporation completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020. The Company recognized a gain of $170 in fiscal 2020, as certain amounts expensed in fiscal 2019 were refunded. Also in the fourth quarter of fiscal 2020 and related to the recommendations of the commissioned engineering studies, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $405 related to the machinery. The Company recognized an additional $100 in the fourth quarter of fiscal 2021, to fully write-down the equipment’s value. The Company may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 22—Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s accounts receivable and sales return reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2022	$451	$953	$(794)	$610
August 31, 2021	$438	$751	$(738)	$451
August 31, 2020	$739	$921	$(1,222)	$438

The following table sets forth activity in the Company’s warranty reserve (the warranty reserve is included within accrued expenses on the consolidated balance sheet):

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2022	$—	$—	$—	$—
August 31, 2021	$—	$—	$—	$—
August 31, 2020	$37	$—	$(37)	$—

Note 23 – Subsequent Events

Acquisition of NuCera

On July 15, 2022, the Company signed a Stock Purchase Agreement by and among Chase, NuCera Holdings Inc., and NuCera Solutions Holdco LP, to acquire NuCera Solutions (“NuCera”). This transaction closed on September 1, 2022 (first day of fiscal 2023).

The Company acquired all of the capital stock of NuCera for a purchase price of $250,000, net of debt, accrued income taxes, cash at closing, and pending any working capital adjustments. The purchase was funded by utilizing $180,000 from the Company’s existing revolving credit facility and the remaining $70,000 from available cash on hand. The Company recorded transaction costs of $4,000 in 2022 related to this acquisition which are excluded from the purchase price.

NuCera is a recognized global leader in the production and development of highly differentiated specialty polymers and polymerization technologies serving demanding applications, offering products critical to enabling end-product functionality, performance and reliability. Chase will continue to market under NuCera brands and the business will be integrated into Chase’s Adhesives, Sealants and Additives reporting unit.

Dividend

On November 10, 2022, Chase announced a cash dividend of $1.00 per share (totaling approximately $9,494) to shareholders of record on November 30, 2022 and payable on December 9, 2022.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of August 31, 2022. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of August 31, 2022.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Chase Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Chase Corporation (a Massachusetts Corporation) and subsidiaries (the “Company”) as of August 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended August 31, 2022, and our report dated November 10, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 10, 2022

Item 9b – Other Information

Not applicable.

Item 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K, relating to Directors of the Company, compliance with the reporting obligations under Section 16(a) of the Exchange Act, the Company’s code of ethics applicable to senior management, procedures for shareholder nominations to the Company’s Board of Directors, and the Company’s Audit Committee is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2022. Information regarding the Company’s executive officers found in the section captioned “Information About Our Executive Officers” in Item 4A of Part I hereof is also incorporated by reference into this Item 10.

Item 11 – Executive Compensation

The information required by Item 11 of Form 10-K, relating to executive and director compensation and certain matters relating to the Company’s Compensation and Management Development Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2022.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K, relating to the stock ownership of certain beneficial owners and management, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2022.

The following table summarizes the Company’s equity compensation plans as of August 31, 2022. Further details on the Company’s equity compensation plans are discussed in the notes to the Consolidated Financial Statements. The adoption of each of the Company’s equity compensation plans was approved by its shareholders.

	Number of shares of	Weighted
	Chase common	average exercise	Number of shares of
	stock to be issued	price of	Chase common stock
	upon the exercise of	outstanding	remaining available for
	outstanding options	options	future issuance

2005 Incentive Plan	31,543	$34.42	—
Amended and Restated 2013 Equity Incentive Plan	144,468	91.02	912,638
Total	176,011	$80.88	912,638

Item 13 – Certain Relationships and Related Transactions, and director independence

The information required by Item 13 of Form 10-K, relating to transactions with related persons and the independence of members of the Company’s Board of Directors, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2022.

Item 14 – Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K, relating to fees paid to the Company’s independent registered public accounting firm and pre-approval policies of the Company’s Audit Committee, is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended August 31, 2022.

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

10.1

Amended and Restated Stock Agreement dated as of August 31, 2004, between the Company and Peter R. Chase (incorporated by reference to Exhibit 10 to the Company’s current report on Form 8-K filed on September 2, 2004).*

10.2

Chase Corporation Employee’s Supplemental Pension Plan effective January 1, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, filed on July 10, 2008). *

10.3.1

Chase Corporation Employee’s Supplemental Savings Plan, as Amended and Restated Effective December 31, 2016 (incorporated by reference from Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed on November 12, 2020).*

10.3.2

Amendment No. 1 to the Amended and Restated Chase Corporation Employee’s Supplemental Savings Plan, dated July 15, 2020 (incorporated by reference from Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed on November 12, 2020).*

10.3.3

Amendment No. 2 to the Chase Corporation Employee’s Supplemental Savings Plan, dated April 6, 2021 (incorporated by reference to Exhibit 10.3.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2021, filed on July 12, 2021).*

10.4

Chase Corporation Non-Qualified Retirement Savings Plan for the Board of Directors, amended and restated effective January 1, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed on April 9, 2009). *

10.5

Severance Agreement between the Company and Peter R. Chase dated July 10, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, filed on July 17, 2006).*

10.6

Amended and Restated Severance Agreement between the Company and Adam P. Chase dated January 2, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K on January 8, 2018). *

10.7.1

Offer letter dated January 28, 2021 by and between the Company and Michael J. Bourque (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 3, 2021). *

10.7.2

Severance Agreement between the Company and Michael J. Bourque dated January 27, 2021 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2021, filed on July 12, 2021).*

10.8.1

Offer letter dated July 6, 2020 by and between the Company and Jeffrey D. Haigh (incorporated by reference from Exhibit 10.8.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed on November 15, 2021). *

10.8.2

Severance Agreement between the Company and Jeffery D. Haigh dated November 11, 2021 (incorporated by reference from Exhibit 10.8.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed on November 15, 2021).*

10.9.1	2005 Equity Incentive Plan of Chase Corporation (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 9, 2006).*

10.9.2	Amended and Restated 2013 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s 2022 Proxy Statement filed on December 22, 2021).*

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

10.9.6	Form of stock option award issued (incorporated by reference from Exhibit 10.11.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 16, 2009). *

10.9.7	Form of stock option award issued to employees for Amended and Restated 2013 Incentive Plan.*

10.9.8	Form of restricted stock agreement for non-employee members of the Board of Directors for Amended and Restated 2013 Incentive Plan.*

10.9.9	Form of restricted stock agreement for employees or consultants for Amended and Restated 2013 Incentive Plan.*

10.10.10	Form of performance based restricted stock agreement of Executive Management for Amended and Restated 2013 Incentive Plan.*

10.10.1

Split Dollar Agreement between Chase Corporation and Peter R. Chase dated January 10, 2005 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on January 14, 2005).*

10.10.2	Split Dollar Endorsement dated January 10, 2005 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed on January 14, 2005).*

10.11.1

FY 2022 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 10.11.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed November 15, 2021).*

10.11.2	FY 2022 Chase Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.11.4 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2021).*

10.11.3	FY 2023 Chase Corporation Annual Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s current report on Form 8-K filed September 1, 2022).*

10.11.4	FY 2023 Chase Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 1, 2022).*

10.12

Second Amended and Restated Credit Agreement, dated as of July 27, 2021 by and among Chase Corporation, NEPTCO Incorporated, the Guarantors, Bank of America, N.A., as administrative agent and Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K for filed on August 2, 2021).

10.13

Stock Purchase Agreement dated July 15, 2022 by and among the Company, NuCera Solutions Holdco LP and NuCera Holdings Inc. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed July 19, 2022).

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

101

The following materials from the Chase Corporation Annual Report on Form 10-K for the fiscal year ended August 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
November 10, 2022

By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer
November 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Chase	Executive Chairman	November 10, 2022
Peter R. Chase

/s/ Adam P. Chase	Director, President and Chief Executive Officer (Principal Executive Officer)	November 10, 2022
Adam P. Chase

/s/ Michael J. Bourque	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 10, 2022
Michael J. Bourque

/s/ Mary Claire Chase	Director	November 10, 2022
Mary Claire Chase

/s/ Thomas DeByle	Director	November 10, 2022
Thomas DeByle

/s/ John H. Derby III	Director	November 10, 2022
John H. Derby III

/s/ Chad A. McDaniel	Director	November 10, 2022
Chad A. McDaniel

/s/ Dana Mohler-Faria	Director	November 10, 2022
Dana Mohler-Faria

/s/ Ellen Rubin	Director	November 10, 2022
Ellen Rubin

/s/ Joan Wallace-Benjamin	Director	November 10, 2022
Joan Wallace-Benjamin

/s/ Thomas Wroe, Jr	Director	November 10, 2022
Thomas Wroe, Jr.