Form 10-Q
period 2022-11-30
CHASE CORP
filed 2023-01-05
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2022

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

The number of shares of Common Stock outstanding as of December 31, 2022 was 9,500,018.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended November 30, 2022

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, statements relating to future dividend payments, as well as the expected impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's businesses. Forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Investors should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except share and per share amounts

	November 30,	August 31,
	2022	2022
ASSETS
Current Assets
Cash and cash equivalents	$56,317	$315,495
Accounts receivable, less allowances of $666 and $610	58,166	51,540
Inventory	85,984	63,039
Prepaid expenses and other current assets	12,373	4,374
Prepaid income taxes and refunds due	1,902	2,329
Total current assets	214,742	436,777

Property, plant and equipment, less accumulated depreciation of $54,902 and $52,503	62,655	24,248

Other Assets
Goodwill	175,782	95,160
Intangible assets, less accumulated amortization of $109,968 and $101,237	173,757	33,661
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,540	2,367
Deferred income taxes	121	5,763
Operating lease right-of-use assets	8,249	8,596
Other assets	766	558
Total assets	$643,062	$611,580

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$23,570	$20,122
Accrued payroll and other compensation	5,565	6,381
Income taxes payable	2,576	554
Accrued expenses	10,617	8,271
Dividend Payable	9,500	—
Total current liabilities	51,828	35,328

Long-term debt	165,000	180,000
Operating lease long-term liabilities	6,716	6,618
Deferred compensation	2,548	2,375
Accumulated pension obligation	7,181	7,431
Other liabilities	3,295	2,897
Deferred income taxes	31,544	2,282
Accrued income taxes	1,925	1,820
Total liabilities	$270,037	$238,751

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,499,704 shares at November 30, 2022 and 9,462,765 shares at August 31, 2022 issued and outstanding	951	947
Additional paid-in capital	22,134	21,409
Accumulated other comprehensive loss	(18,124)	(20,367)
Retained earnings	368,064	370,840
Total equity	373,025	372,829
Total liabilities and equity	$643,062	$611,580

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2022	2021

Revenue
Sales	$102,121	$74,192
Royalties and commissions	772	818
	102,893	75,010
Costs and Expenses
Cost of products and services sold	67,000	47,281
Selling, general and administrative expenses	21,607	13,375
Research and product development costs	1,491	993
Operations optimization costs (Note 15)	653	59
Acquisition-related costs (Note 17)	29	—
Loss on impairment of right-of-use lease asset (Note 15)	548	—
Loss on contingent consideration (Note 17)	306	475

Operating income	11,259	12,827

Interest expense	(2,138)	(87)
Other income (expense)	(521)	377

Income before income taxes	8,600	13,117

Income taxes (Note 14)	1,876	3,390

Net income	$6,724	$9,727

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$0.71	$1.03

Diluted	$0.71	$1.02

Weighted average shares outstanding
Basic	9,417,418	9,397,873
Diluted	9,444,124	9,438,434

Annual cash dividends declared per share	$1.00	$1.00

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

In thousands, except share and per share amounts

	Three Months Ended November 30,
	2022	2021
Net income	$6,724	$9,727

Other comprehensive income (loss):
Net unrealized (loss) gain on restricted investments, net of tax	38	(30)
Change in funded status of pension plans, net of tax	112	112
Pension settlement loss, net of tax	150	—
Foreign currency translation adjustment	1,943	(2,173)
Total other comprehensive income (loss)	2,243	(2,091)

Comprehensive income	$8,967	$7,636

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

(UNAUDITED)

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2021	9,447,905	$946	$18,959	$(11,210)	$335,629	$344,324
Restricted stock grants, net of forfeitures	11,780	1	(1)	—	—	—
Amortization of restricted stock grants		—	556	—	—	556
Amortization of stock option grants		—	219	—	—	219
Cash dividend declared, $1.00 per share		—	—	—	(9,460)	(9,460)
Change in funded status of pension plans, net of tax $37		—	—	112	—	112
Foreign currency translation adjustment		—	—	(2,173)	—	(2,173)
Net unrealized gain (loss) on restricted investments, net of tax ($10)		—	—	(30)	—	(30)
Net income		—	—	—	9,727	9,727
Balance at November 30, 2021	9,459,685	$947	$19,733	$(13,301)	$335,896	$343,275

Balance at August 31, 2022	9,462,765	$947	$21,409	$(20,367)	$370,840	$372,829
Restricted stock grants, net of forfeitures	30,307	3	(3)	—	—	—
Amortization of restricted stock grants		—	832	—	—	832
Amortization of stock option grants		—	126	—	—	126
Exercise of stock options	15,152	2	555	—	—	557
Common stock received for payment of stock option exercises	(6,140)	(1)	(556)	—	—	(557)
Common stock retained to pay statutory minimum withholding taxes on common stock	(2,380)	—	(229)	—	—	(229)
Cash dividend declared, $1.00 per share		—	—	—	(9,500)	(9,500)
Change in funded status of pension plans, net of tax $37		—	—	112	—	112
Pension settlement loss, net of tax $50		—	—	150	—	150
Foreign currency translation adjustment		—	—	1,943	—	1,943
Net unrealized gain (loss) on restricted investments, net of tax $14		—	—	38	—	38
Net income		—	—	—	6,724	6,724
Balance at November 30, 2022	9,499,704	$951	$22,134	$(18,124)	$368,064	$373,025

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Three Months Ended
	November 30, 2022	November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,724	$9,727
Adjustments to reconcile net income to net cash provided by operating activities
Loss on impairment of right-of-use lease asset	548	—
Loss on contingent consideration	306	475
Depreciation	2,330	877
Amortization	8,400	3,125
Provision for allowance for doubtful accounts	54	(40)
Stock-based compensation	958	775
Realized gain on restricted investments	(7)	(7)
Pension curtailment and settlement loss	150	—
Deferred taxes	(2,008)	34
Increase (decrease) from changes in assets and liabilities
Accounts receivable	4,019	2,272
Inventory	(6,636)	(6,021)
Prepaid expenses and other assets	(2,746)	(1,331)
Accounts payable	(1,482)	(2,024)
Accrued compensation and other expenses	(5,578)	(2,254)
Accrued income taxes	1,726	295
Net cash provided by operating activities	6,758	5,903

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,052)	(496)
Payments for acquisitions, net of cash acquired	(248,967)	—
Changes in restricted investments	(114)	(121)
Net cash (used in) provided by investing activities	(251,133)	(617)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(15,000)	—
Payments of taxes on stock options and restricted stock	(229)	—
Net cash (used in) provided by financing activities	(15,229)	—

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(259,604)	5,286
Effect of foreign exchange rates on cash	426	(481)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	315,495	119,429
CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,317	$124,234

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$557	$—
Property, plant and equipment additions included in accounts payable	$246	$207
Annual cash dividend declared	$9,500	$9,460
Purchase price final working capital adjustment	$480	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Chase Corporation filed audited consolidated financial statements which included all information and notes necessary for such a complete presentation for the three years ended August 31, 2022 in conjunction with its 2022 Annual Report on Form 10-K. Certain immaterial reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on August 31.

The results of operations for the interim period ended November 30, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2022 which are contained in the Company’s 2022 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of November 30, 2022, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended November 30, 2022 and 2021.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France, including the operations of NuCera Solutions in France, are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The financial position and results of operations of the NuCera Solutions operations in Singapore are measured using the Singapore dollar as the functional currency. The functional currency for all of the Company’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $(199) and $241 for the three-month periods ended November 30, 2022 and 2021, respectively.

Other Business Developments

On September 1, 2022 (the first day of fiscal 2023), the Company acquired all of the capital stock of NuCera Solutions (“NuCera”) for a purchase price of $250,000, net of debt, accrued income taxes and cash at closing, and working capital adjustments. The purchase was funded by utilizing $180,000 from the Company’s existing revolving credit facility and the remaining $70,000 from available cash on hand. The Company recorded transaction costs of $29 in the first quarter of fiscal 2023 and $4,000 in the fourth quarter of fiscal 2022 related to this acquisition which are excluded from the purchase price. NuCera is a recognized global leader in the production and development of highly differentiated specialty polymers and polymerization technologies serving demanding applications, offering products critical to enabling end-product functionality, performance and reliability. Chase will continue to market under NuCera brands and the business is integrated into Chase’s Adhesives, Sealants and Additives reporting unit for fiscal 2023.

During the first quarter of fiscal 2023, the Company began the process of upgrading our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $540 in expense related to the ERP System upgrade in the first quarter of fiscal 2023.

During the third quarter of fiscal 2021 Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. Chase Corporation obtained the adhesives systems operations as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $113 and $0 related to the consolidation of the Woburn, MA location during the first quarters of fiscal 2023 and 2022, respectively. In addition, the Company expensed $548 as a lease impairment related to the Woburn, MA facility relocation in the first quarter of 2023. The Company may have additional costs related to the lease termination in future periods.

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the fiscal year ending August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $59 were expensed in the first quarter of fiscal 2022. The relocation of its corporate headquarters is complete and no costs are expected in fiscal 2023.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in Note 1 — “Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2022. See Note 2 of the condensed consolidated financial statements for a discussion of the effects of recently issued accounting pronouncements.

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Pronouncements - Fiscal 2023

No new Accounting Pronouncements were adopted in the first quarter of fiscal 2023.

Recently Adopted Accounting Pronouncements - Fiscal 2022

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which amends the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. The amendment requires that an entity acquiring the contract assets and contract liabilities in a business combination be recognized in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU is effective for all public entities for fiscal years beginning after December 15, 2022, and interim periods therein. The Company early adopted ASU 2021-08 on February 28, 2022 and any impact on the consolidated financial statements will depend on the magnitude and nature of customer contracts associated with entities that the Company may acquire in the future.

Note 3 — Inventory

Inventory consisted of the following as of November 30, 2022 and August 31, 2022:

	November 30,	August 31,
	2022	2022
Raw materials	$47,270	$37,909
Work in process	9,695	9,569
Finished goods	29,019	15,561
Total Inventory	$85,984	$63,039

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended November 30,
	2022	2021

Basic Earnings per Share

Net income	$6,724	$9,727
Less: Allocated to participating securities	56	64
Net income available to common shareholders	$6,668	$9,663

Basic weighted average shares outstanding	9,417,418	9,397,873
Net income per share - Basic	$0.71	$1.03

Diluted Earnings per Share

Net income	$6,724	$9,727
Less: Allocated to participating securities	56	64
Net income available to common shareholders	$6,668	$9,663

Basic weighted average shares outstanding	9,417,418	9,397,873
Additional dilutive common stock equivalents	26,706	40,561
Diluted weighted average shares outstanding	9,444,124	9,438,434
Net income per share - Diluted	$0.71	$1.02

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options. For the three-month periods ended November 30, 2022 and 2021, stock options to purchase 129,295 and 72,690 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive.

Note 5 — Stock-Based Compensation

In August 2021, the Board of Directors of the Company approved the fiscal year 2022 Long Term Incentive Plan (“2022 LTIP”) for the executive officers and other members of management. The 2022 LTIP is an equity-based plan with a grant date of September 1, 2021 and contains (a) a restricted stock grant of 9,584 shares in the aggregate (of which 3,304 included a performance-based vesting component and were subject to adjustment as discussed below), with a vesting date of August 31, 2024, and (b) options to purchase 12,942 shares of common stock in the aggregate with an exercise price of $114.50 per share, vesting in three equal annual installments ending on August 31, 2024.

Based on the fiscal year 2022 results, 842 shares of restricted stock were forfeited subsequent to the end of fiscal year 2022 in accordance with not meeting the performance measurement criteria. No further performance-based measurements apply to this award.

In August 2022, the Board of Directors of the Company approved the fiscal year 2023 Long Term Incentive Plan (“2023 LTIP”) for executive officers and other members of management. The 2023 LTIP is an equity-based plan with a grant date of September 1, 2022 and contains the following equity components:

Restricted Shares — (a) a performance and service-based restricted stock grant of 10,580 shares in the aggregate, subject to adjustment based on fiscal 2023 results, with a vesting date of August 31, 2025. Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 9,918 shares and 636 shares, with a vesting date of August 31, 2025 and August 31, 2023, respectively. Compensation expense is being recognized on a ratable basis over the vesting period. Additionally, the Board of Directors approved a retention grant of time-based restricted stock grant of 10,015 shares in the aggregate. Out of the 10,015 shares of granted time-based restricted stock, 2,056 shares vest on March 1, 2023, 3,705 shares vest on September 1, 2023, 1,418 shares vest on August 31, 2024, and 2,836 shares vest on August 31, 2026. Compensation expense is being recognized on a ratable basis over the vesting period.

Stock Options — options to purchase 25,987 shares of common stock in the aggregate with an exercise price of $88.16 per share. The options will vest in three equal annual installments beginning on August 31, 2023 and ending on August 31, 2025. The options will expire ten years after the grant date. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

Note 6 — Segment Data and Foreign Operations

The Company is organized into three reportable operating segments: Adhesives, Sealants and Additives; Industrial Tapes; and Corrosion Protection and Waterproofing. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets.

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are used in, or integrated into, another company’s product. Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and cleaners, customized sealant and adhesive systems for electronics, synthesized specialty waxes and polymers, polymeric microspheres, polyurethane dispersions and superabsorbent polymers. Beginning September 1, 2022, the Adhesives, Sealants and Additives segment includes the acquired operations of NuCera, within the functional additives product line.

The Industrial Tapes segment features wire and cable materials, specialty tapes and other laminated and coated products. The segment derives its competitive advantage through its proven chemistries, its diverse specialty offerings and the reliability its supply chain offers to end customers. These products are generally used in the assembly of other manufacturers’ products, with demand typically dependent upon general economic conditions. The Industrial Tapes segment sells mostly to established markets, with some exposure to growth opportunities through further development of existing products. Markets served include wire and cable manufacturing, utilities and telecommunications, and electronics packaging. The segment’s offerings include insulating and conducting materials for wire and cable manufacturers; laminated durable papers; laminates for the packaging and industrial laminate markets; custom manufacturing services; pulling and detection tapes used in the installation, measurement and location of fiber optic cables and water and natural gas lines; and cover tapes essential to delivering semiconductor components via tape-and-reel packaging.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended November 30,
	2022		2021
Revenue
Adhesives, Sealants and Additives	$55,553		$31,049
Industrial Tapes	39,077		32,761
Corrosion Protection and Waterproofing	8,263		11,200
Total	$102,893		$75,010

Income before income taxes
Adhesives, Sealants and Additives	$4,124	(a)	$7,597	(c)
Industrial Tapes	11,947		9,290
Corrosion Protection and Waterproofing	2,551		4,446
Total for reportable segments	18,622		21,333
Corporate and common costs	(10,022)	(b)	(8,216)	(d)
Total	$8,600		$13,117

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$2,138		$35
Depreciation	1,684		243
Amortization	8,398		2,740

Industrial Tapes
Interest	$—		$35
Depreciation	339		410
Amortization	1		384

Corrosion Protection and Waterproofing
Interest	$—		$17
Depreciation	125		118
Amortization	1		1

(a)	Includes $306 loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $113 in operations optimization costs related to the move from Woburn, MA to O’Hara Township, PA, $548 of lease impairment related to the Woburn, MA facility relocation, $2,200 of purchase accounting inventory adjustment related to the Company’s NuCera business, and $2,820 of backlog amortization fully amortized related to the Company’s NuCera business
(b)	Includes $540 of operations optimization related to the Company’s ERP upgrade
(c)	Includes $475 loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie
(d)	Includes $59 of operations optimization costs related to the Company’s move to the new corporate headquarters in Westwood, MA

Total assets for the Company’s reportable segments as of November 30, 2022 and August 31, 2022 were as follows:

	November 30,	August 31,
	2022	2022
Total Assets
Adhesives, Sealants and Additives	$443,209	$153,784
Industrial Tapes	91,078	87,751
Corrosion Protection and Waterproofing	30,821	33,037
Total for reportable segments	565,108	274,572
Corporate and common assets (a)	77,954	337,008
Total	$643,062	$611,580

(a)	Corporate and common assets at August 31, 2022 include $180,000 in cash drawn from the Company’s revolving credit facility and $70,000 of cash on hand in anticipation of the acquisition of NuCera, which closed on the first day of fiscal year 2023.

The Company’s products are sold worldwide. Revenue for the three-month periods ended November 30, 2022 and 2021 was attributed to operations located in the following countries:

	Three Months Ended November 30,
	2022	2021
Revenue
United States	$87,161	$65,053
United Kingdom	5,803	4,594
France	7,213	2,531
All other foreign (1)	2,716	2,832
Total	$102,893	$75,010

(1)	Consists of sales from royalty revenue attributable to its licensed manufacturer in Asia and sales originated from the Company’s foreign operations in China, India and Singapore.

As of November 30, 2022 and August 31, 2022 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	November 30,	August 31,
	2022	2022
Long-Lived Assets
United States
Property, plant and equipment, net	$59,680	$21,300
Goodwill and Intangible assets, less accumulated amortization	315,886	105,216

United Kingdom
Property, plant and equipment, net	1,827	1,832
Goodwill and Intangible assets, less accumulated amortization	3,402	3,318

France
Property, plant and equipment, net	267	239
Goodwill and Intangible assets, less accumulated amortization	29,606	20,130

All other foreign
Property, plant and equipment, net	881	877
Goodwill and Intangible assets, less accumulated amortization	645	157

Total
Property, plant and equipment, net	$62,655	$24,248
Goodwill and Intangible assets, less accumulated amortization	$349,539	$128,821

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2022	$63,272	$21,215	$10,673	$95,160
Acquisition of NuCera Solutions	80,041	—	—	80,041
Foreign currency translation adjustment	576	—	5	581
Balance at November 30, 2022	$143,889	$21,215	$10,678	$175,782

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified a total of three reporting units, corresponding to its three operating segments, that are used to evaluate the possible impairment of goodwill. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units are established using discounted cash flows. The Company evaluates the possible impairment of goodwill annually, and whenever events or circumstances indicate the carrying value of goodwill may not be recoverable.

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

Intangible assets subject to amortization consisted of the following as of November 30, 2022 and August 31, 2022:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
November 30, 2022
Patents and agreements	14.6	years	$1,760	$1,726	$34
Formulas and technology	7.9	years	24,172	10,456	13,716
Trade names	6.3	years	14,798	8,678	6,120
Customer lists and relationships	11.0	years	242,995	89,108	153,887
			$283,725	$109,968	$173,757

August 31, 2022
Patents and agreements	14.6	years	$1,760	$1,724	$36
Formulas and technology	7.8	years	10,730	9,961	769
Trade names	5.9	years	8,673	8,407	266
Customer lists and relationships	9.1	years	113,735	81,145	32,590
			$134,898	$101,237	$33,661

Aggregate amortization expense related to intangible assets for the three months ended November 30, 2022 and 2021 was $8,400 and $3,125, respectively. Estimated amortization expense for the remainder of fiscal year 2023 and for the next five years is as follows:

Years ending August 31,
2023 (remaining 9 months)	15,435
2024	19,598
2025	17,998
2026	17,200
2027	14,653
2028	14,035

Note 8 — Leases

The Company accounts for leases in accordance with ASU 2016-02, “Leases (Topic 842).” At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases that are material in nature.

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

The Company expensed $548 as a lease impairment related to the Woburn, MA facility relocation in the first quarter of 2023. The Company may have additional costs related to the lease termination in future periods.

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of November 30, 2022 and August 31, 2022:

	November 30,	August 31,
	2022	2022
Assets
Operating lease right-of-use assets	$8,249	$8,596

Liabilities
Current (accrued expenses)	$1,578	$1,448
Operating lease long-term liabilities	6,716	6,618
Total lease liability	$8,294	$8,066

Lease Cost

The components of lease costs for the three months ended November 30, 2022 and 2021 are as follows:

	Three Months Ended November 30,
	2022	2021
Operating lease cost (a)	$1,069	$828
	$1,069	$828

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of Lease Liability

The maturity of the Company's lease liabilities at November 30, 2022 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2023 (remaining 9 months)	1,347
2024	1,721
2025	1,566
2026	1,318
2027	901
2028 and thereafter	2,203
Less: Interest	(762)
Present value of lease liabilities	$8,294

The weighted average remaining lease terms and discount rates are as follows:

	November 30,	August 31,
	2022	2022
Lease Term and Discount Rate
Weighted average remaining lease terms (years)
Operating leases	6.2	6.5
Weighted average discount rate (percentage)
Operating leases	3.0%	2.8%

Other Information

Supplemental cash flow information related to leases included in the balance sheet is as follows:

	Three Months Ended November 30,
	2022	2021

Operating cash outflows from operating leases	$443	$476
Total cash paid for amounts included in the measurement of lease liabilities	$443	$476

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of November 30, 2022 and August 31, 2022:

	November 30,	August 31,
	2022	2022
Contract Assets
Adhesives, Sealants and Additives	$23	$55
Industrial Tapes	161	123
Corrosion Protection and Waterproofing	12	3
Total	$196	$181

The Company did not have any contract liabilities as of November 30, 2022 and August 31, 2022.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three months ended November 30, 2022 and 2021 was as follows:

	Three Months Ended November 30, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$29,631	$35,352	$7,631	$72,614
Asia\Middle East	14,581	1,781	246	16,608
Europe	11,184	1,488	352	13,024
All other foreign	157	456	34	647
Total Revenue	$55,553	$39,077	$8,263	$102,893

	Three Months Ended November 30, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$20,095	$29,634	$9,377	$59,106
Asia\Middle East	5,970	1,798	890	8,658
Europe	4,796	912	915	6,623
All other foreign	188	417	18	623
Total Revenue	$31,049	$32,761	$11,200	$75,010

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended November 30, 2022 and 2021 were as follows:

	Three Months Ended November 30,
	2022	2021
Components of net periodic benefit cost
Service cost	$75	$95
Interest cost	161	96
Expected return on plan assets	(95)	(103)
Amortization of prior service cost	1	1
Amortization of accumulated loss	148	148
Curtailment and settlement loss	200	—
Net periodic benefit cost	$490	$237

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company made contributions of $391 in the three months ended November 30, 2022 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2023 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $391 in the three months ended November 30, 2021.

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of November 30, 2022 and August 31, 2022 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of November 30, 2022 and August 31, 2022:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	November 30, 2022	$2,540	$2,295	$245	$—

Restricted investments	August 31, 2022	$2,367	$2,125	$242	$—

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of November 30, 2022 and August 31, 2022:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	November 30, 2022	$165,000	$—	$165,000	$—
Contingent consideration	November 30, 2022	$2,983	$—	$—	$2,983

Long-term debt	August 31, 2022	$180,000	$—	$180,000	$—
Contingent consideration	August 31, 2022	$2,584	$—	$—	$2,584

The long-term debt (including any current portion of long-term debt) had a $165,000 and $180,000 balance as of November 30, 2022 and August 31, 2022, respectively. The carrying value of the long-term debt approximates its fair value and has a weighted average interest rate of 6% as of November 30, 2022. The interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

In connection with accounting for the ABchimie acquisition on September 1, 2020 (fiscal 2021), the Company recorded a contingent consideration liability included within Other liabilities on the condensed consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss on contingent consideration on the condensed consolidated statement of operations until the liability is settled. As of November 30, 2022, the liability increased to $2,983 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

Other comprehensive gains (losses) before reclassifications (1)	(25)	—	(2,173)	(2,198)
Reclassifications to net income of previously deferred (gains) losses (2)	(5)	112	—	107
Other comprehensive income (loss)	(30)	112	(2,173)	(2,091)

Balance at November 30, 2021	$488	$(7,867)	$(5,922)	$(13,301)

Balance at August 31, 2022	$164	$(7,200)	$(13,331)	$(20,367)

Other comprehensive gains (losses) before reclassifications (3)	43	—	1,943	1,986
Reclassifications to net income of previously deferred (gains) losses (4)	(5)	262	—	257
Other comprehensive income (loss)	38	262	1,943	2,243

Balance at November 30, 2022	$202	$(6,938)	$(11,388)	$(18,124)
(1)	Net of tax benefit of $12, $0 and $0, respectively.
(2)	Net of tax expense of $2, tax benefit of $37 and $0, respectively.
(3)	Net of tax benefit of $14, $0 and $0, respectively.
(4)	Net of tax expense of $2, tax benefit of $87 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from		Location of Gain (Loss)
	Accumulated Other		Reclassified from
	Comprehensive Income		Accumulated
	(Loss) into Income		Other Comprehensive
	Three Months Ended		Income (Loss)
	November 30, 2022	November 30, 2021	into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(7)	$(7)	Selling, general and administrative expenses
Tax expense (benefit)	2	2
Gain net of tax	$(5)	$(5)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$149	$149	Other income (expense)
Settlement and curtailment loss	200	—	Other income (expense)
Tax expense (benefit)	(87)	(37)
Loss net of tax	$262	$112

Total net loss reclassified for the period	$257	$107

Note 14 — Income Taxes

For the three month periods ended November 30, 2022 and 2021, the Company’s recognized effective tax rate was 21.8% and 25.8%, respectively

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for both the quarters ended November 30, 2022 and 2021.

In addition, the Company also recognizes an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the three-month periods ended November 30, 2022 and 2021. Additionally, the Company concluded that the Base Erosion and Anti-Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the three-month periods ended November 30, 2022 and 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company has evaluated the impact of the CARES Act, and at present does not expect that the qualified improvement property correction or other provisions of the CARES Act will result in a material tax benefit in future periods. The CARES Act had no material effect on the effective tax rate for the three-month periods ended November 30, 2022 and 2021.

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During the three-month period ended November 30, 2022, FDII had a favorable impact on the Company’s effective tax rate.

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

0Note 15 — Operations Optimization Costs

ERP System Upgrade

During the first quarter of fiscal 2023, the Company began the process of upgrading our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $540 in operations optimization expense related to the ERP system upgrade in the first quarter of fiscal 2023.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021 Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. Chase obtained the adhesives systems operations as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $113 and $0 related to the consolidation of the Woburn, MA location during the first quarters of fiscal 2023 and 2022, respectively. In addition, the Company expensed $548 as a lease impairment related to the Woburn, MA facility relocation in the first quarter of 2023. The Company may have additional costs related to the lease termination in future periods.

Relocation of Chase Corporate Headquarters

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the fiscal year ended August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $59 were expensed in the first quarter of fiscal 2022. The project is complete and future costs related to the move are not anticipated in fiscal 2023.

Note 16 — Long-Term Debt

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The Credit Agreement is used to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. The Credit Agreement includes a revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000 at any time, with the ability to request an increase in this amount by an additional $100,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. As of November 30, 2022, the Company had $165,000 in long-term debt related to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has a weighted average interest rate of 6% as of November 30, 2022.

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

The outstanding balance on the Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $76,078 at November 30, 2022. The Credit Facility is subject to restrictive covenants under the Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the Credit Agreement). Chase Corporation was in compliance with the debt covenants as of November 30, 2022. The Credit Agreement also requires lender approval for acquisitions over a certain size, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

Note 17 – Acquisitions

Acquisition of NuCera Solutions

On September 1, 2022 (the first day of fiscal 2023), the Company acquired all of the capital stock of NuCera Solutions (“NuCera”). The NuCera acquisitions extends our global reach in the production and development of highly differentiated specialty polymers and polymerization technologies serving demanding applications, offering products critical to enabling end-product functionality, performance and reliability for new blue-chip customers and high-growth end markets such as personal care, polymer additives, coatings, diversified consumer products and masterbatches.

The Company acquired all of the capital stock of NuCera for a purchase price of $250,000, net of debt, accrued income taxes, cash at closing, and working capital adjustments resulting in a purchase price consideration of $249,945. In the first quarter of fiscal 2023, the Company paid $248,967, net of $498 of cash acquired, and the remaining $480 related to the final working capital adjustment will be paid in the second quarter of fiscal 2023. The purchase was funded by utilizing $180,000 from the Company’s existing revolving credit facility and the remaining $70,000 from available cash on hand. The Company recorded transaction costs of $29 in the first quarter of fiscal 2023 and $4,000 in the fourth quarter of fiscal 2022 related to this acquisition which are excluded from the purchase price. Acquisition-related costs consist of legal and professional fees related to the NuCera acquisition.

The NuCera acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations, (“ASC 805”). The purchase price consideration has been allocated to the assets acquired and liabilities assumed of NuCera based upon preliminary estimate of their fair values as of the acquisition date. Fair values of the assets acquired and liabilities assumed are measured in accordance with ASC Topic 820, Fair Value Measurements, (“ASC 820”), using the discounted cash flows and other applicable valuation techniques. For certain assets and liabilities, those fair values are consistent with historical carrying values.

The following table summarizes the purchase consideration and the preliminary purchase price allocation to estimate fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Allocation of the Purchase Price

Preliminary Purchase Price Allocation	Amount
Cash consideration	$249,945
Total fair value of consideration transferred	249,945

Assets acquired:
Cash and cash equivalents	$498
Accounts receivable	10,392
Inventory	16,063
Prepaid and other current assets	5,096
Property, plant & equipment	38,489
Operating lease right-of-use assets	579
Goodwill	80,041
Intangible assets	148,021
Other assets	211
Total assets acquired	299,390

Liabilities assumed:
Accounts payable	$4,731
Accrued expenses	6,559
Income taxes payable	716
Operating lease long-term liabilities	474
Deferred income taxes	36,866
Accrued Income Taxes	99
Total liabilities assumed	49,445
Net Assets acquired	$249,945

The purchase price allocation is preliminary and subject to revision as acquisition-date fair value analyses are completed and if additional information about facts and circumstances that existed at the acquisition date become available. The purchase price consideration, as well as the estimated fair values of the assets acquired and liabilities assumed, will be finalized as practicable, but no later than one year from the closing of the NuCera acquisition.

The preliminary purchase price allocation resulted in goodwill of $80,041 of which $1,147 is deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and assumed liabilities representing the estimated economic value attributable to future operations.

At this time, except for the items noted below, we do not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction. Specifically, deferred tax assets and liabilities are subject to change. As management receives additional information during the measurement period, these assets and liabilities may be adjusted. Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and we record the offset to goodwill. The Company will record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current-period income tax expense. This accounting applies to all of our acquisitions, regardless of acquisition date.

The revenue and net loss for the results of operations for NuCera was $20,350 and ($4,429) for the first quarter of fiscal 2023.

The pro forma summary below presents the results of operations as if the NuCera acquisition occurred on September 1, 2021 and includes proforma adjustments such as $5,880 of incremental amortization expense from acquired intangible assets, $2,240 of inventory step-up, $2,140 of incremental interest expense, and the tax related impact. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent Chase’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Chase’s future consolidated results of operations.

	Three Months Ended November 30,
	2022	2021

Revenue	$102,893	$96,608
Net income	6,724	8,965

Note 18 – Subsequent Event

Dividend Payment

On November 10, 2022, Chase announced a cash dividend of $1.00 per share (totaling $9,500) to shareholders of record on November 30, 2022 and paid on December 9, 2022, the second quarter of fiscal 2023.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations for the first quarter of fiscal 2023. It should be read in conjunction with the Condensed Consolidated Financial Statements. Notes thereto are included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2022.

Overview

General

The Company’s revenue grew in the first fiscal quarter ended November 30, 2022, with the Adhesives, Sealants and Additives and Industrial Tapes reportable operating segments surpassing sales achieved in the prior comparable fiscal quarter. The revenue increase was primarily attributable to inorganic growth from our NuCera Solutions (“NuCera”) business acquired in the first month of fiscal 2023. The Company’s gross margin decreased to 34.9% in the first quarter compared to 37% in the first quarter of the prior year primarily due to purchase accounting expense (NuCera inventory step-up) and unfavorable sales mix detailed below.

Despite the Company’s sales growth compared to the first quarter of the prior fiscal year, the Company had a less favorable gross margin percentage in the current quarter. The decrease in the gross margin percentage is primarily due to purchase accounting expense related to our NuCera business which includes inventory step-up adjustment expensed in the first quarter. Additionally, the Company’s gross margin was negatively impacted by unfavorable sales mix in our Corrosion Protection and Waterproofing segment caused by decreased sales volume due to lower demand and customer inventory reduction initiatives compared to the prior comparable fiscal quarter. In addition, increased operating expenses for the current quarter are related to purchase accounting adjustments, including incremental depreciation and amortization (including backlog fully amortized during the quarter) and a lease impairment associated with the Woburn, MA facility relocation, all of which negatively impacted operating income over the comparable prior year quarter.

The Company continues to be negatively impacted by both increased input costs caused by continued global raw material inflationary pressures, increased logistic costs and a more competitive labor market. The Company continues to work with its customers and suppliers in an effort to counteract margin compression and has benefited from sales price increases within the Adhesives, Sealants and Additives and Industrial Tapes segments over the comparable prior year quarter.

Revenue by Segment

Chase Corporation has three reportable operating segments as summarized below:

Segment	Product Lines	Manufacturing Focus and Products
Adhesives, Sealants and Additives	Electronic and Industrial Coatings Functional Additives

Protective coatings, including moisture protective coatings and cleaning chemistries, and customized sealant and adhesive systems for electronics; polyurethane dispersions, polymeric microspheres and superabsorbent polymers; highly differentiated specialty waxes and polymers.

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

Revenue for our Adhesives, Sealants and Additives segment grew in the first quarter, predominately due to year-to-date inorganic growth from our NuCera business acquired on the first day of fiscal 2023. The remaining revenue increase for the segment was due to sales price increases realized over the comparable prior year period and increased demand for both our world-wide focused electronic and industrial coatings product line and our North American-focused functional additives product line.

Revenue for our Industrial Tapes segment increased in the current quarter over the comparable prior year period due to sales price increases realized over the past year and increased demand for our North American-focused cable materials, specialty products and pulling and detection product lines. Tempering this overall increase in revenue was a reduction in sales volume from our Asia-focused electronic materials product line.

Revenue decreased for our Corrosion Protection and Waterproofing segment in the first quarter due to a reduction in sales volume for our building envelope, coating and lining systems and pipeline coatings product lines over the comparable prior period. The decrease in revenue for our building envelope and coating and lining systems product lines is predominately due to a decrease in customer sales volume as a result of to customer inventory reduction initiatives compared to the prior comparable period. Additionally, the decrease in revenue for our pipeline coatings product line is due to project delays in the Middle East market and continued COVID-19 overhang delays in China which affect revenue within other Asian-end markets and outpaces North American sales gains in the oil and gas markets. Partially offsetting the decrease in revenue was an increase in sales for our bridge and highway product line due to increased demand of bridge and highway projects in North America.

Balance Sheet and Cash Flow

Chase Corporation’s balance sheet remained strong as of November 30, 2022, with cash on hand of $56,317,000, and a current ratio of 4.1. The Company’s cash position remained healthy, as does cash flow from operations. Purchase accounting adjustments related to the Company’s NuCera business were made in the first quarter and include increases in inventory step-up, intangible assets, goodwill and other working capital. Additionally, the Company continued its strategic inventory build during the first quarter, undertaken to help ensure its ability to satisfy our customers’ demands and to address its elevated backlog caused in part by supply chain challenges.

Subsequent to the end of the first fiscal quarter of 2023, Chase Corporation paid out an annual cash dividend of $9,500,000 on December 9, 2022.

The Company had a $165,000,000 outstanding balance on its $200,000,000 revolving credit facility as of November 30, 2022, related to the funding of the NuCera acquisition as noted above. The revolving credit facility, which was amended and restated in July 2021 to increase its capacity from $150,000,000 to $200,000,000 allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. The facility also gives Chase the ability to request an increase in this amount by an additional $100,000,000 ($300,000,000 in total borrowing capacity) at the individual or collective option of any of the lenders. The facility matures in July 2026.

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

			% of			% of
	Three Months Ended		Total	Three Months Ended		Total
	November 30, 2022		Revenue	November 30, 2021		Revenue

Revenue
Adhesives, Sealants and Additives	$55,553		54%	$31,049		41%
Industrial Tapes	39,077		38%	32,761		44%
Corrosion Protection and Waterproofing	8,263		8%	11,200		15%
Total	$102,893			$75,010

			% of			% of
	Three Months Ended		Segment	Three Months Ended		Segment
	November 30, 2022		Revenue	November 30, 2021		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$4,124	(a)	7%	$7,597	(c)	24%
Industrial Tapes	11,947		31%	9,290		28%
Corrosion Protection and Waterproofing	2,551		31%	4,446		40%
Total for reportable segments	18,622		18%	21,333		28%
Corporate and Common Costs	(10,022)	(b)		(8,216)	(d)
Total	$8,600		8%	$13,117		17%

Note: Some percentage of total revenue amounts may not sum to 100% due to rounding.

(a)	Includes $306 loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $113 in operations optimization costs related to the move from Woburn, MA to O’Hara Township, PA, $548 of lease impairment related to the Woburn, MA facility relocation, $2,200 of purchase accounting inventory adjustment related to the Company’s NuCera business, and $2,820 of backlog amortization fully amortized related to the Company’s NuCera business

(b)	Includes $540 of operations optimization related to the Company’s ERP upgrade

(c)	Includes $475 loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie

(d)	Includes $59 of operations optimization costs related to the Company’s move to the new corporate headquarters in Westwood, MA

Total Revenue

Total revenue increased $27,883,000, or 37% to $102,893,000 for the quarter ended November 30, 2022, compared to $75,010,000 in the same quarter of the prior year.

Revenue in the Company’s Adhesives, Sealants and Additives segment increased $24,504,000, or 78.9% to $55,553,000 for the quarter ended November 30, 2022, compared to $31,049,000 in the same quarter of the prior year. The increase in revenue was primarily driven by year-to-date inorganic growth from our NuCera business acquired on the first day of fiscal 2023, which benefited sales growth in our functional additives product line. The remaining revenue increase for the segment was predominately due to sales price increases realized over the comparable prior period and increased demand for both our world-wide focused electronic and industrial coatings product line and our North American-focused functional additives product line.

Revenue in the Company’s Industrial Tapes segment increased $6,316,000, or 19.3% to $39,077,000 for the quarter ended November 30, 2022, compared to $32,761,000 in the comparable quarter of the prior year. The increase in sales for the current quarter was driven by sales price increases realized over the comparable prior period and increased demand for our North American-focused cable materials, specialty products and pulling and detection product lines totaling $6,757,000. Tempering this overall increase in revenue was a reduction in sales volume due to decreased demand for our Asia-focused electronic materials product line over the comparable period totaling $441,000.

Revenue in the Company’s Corrosion Protection and Waterproofing segment decreased $2,937,000, or 26.2% to $8,263,000 for the quarter ended November 30, 2022, compared to $11,200,000 in the same quarter of the prior year. Negatively impacting segment sales was a reduction in our building envelope, coating and lining systems, and pipeline coating product line totaling $3,121,000. The sales decrease for our building envelope and coating and lining system in the first quarter is attributed to sales volume decrease and lower inventory levels of our customers compared to the comparable prior fiscal period. Additionally, the decrease in revenue for our pipeline coatings product line is due to project delays in the Middle East market and continued COVID-19 overhang delays in China which affect revenue within other Asian-end markets and outpace North American sales gains in the oil and gas markets. Positively impacting segment sales was our bridge and highway product line totaling $184,000 compared to the comparable period of the prior year, attributed to increased demand in bridge and highway projects in North America.

Cost of Products and Services Sold

Cost of products and services sold increased $19,719,000, or 42% to $67,000,000 for the quarter ended November 30, 2022, compared to $47,281,000 in the prior year quarter.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended November 30,
Cost of products and services sold	2022	2021
Adhesives, Sealants and Additives	65%	61%
Industrial Tapes	66	68
Corrosion Protection and Waterproofing	61	55
Total Company	65%	63%

Cost of products and services sold in the Adhesives, Sealants and Additives segment was $36,232,000 in the current quarter compared to $18,905,000 in the comparable prior year period. The increase in cost of products and services in the Adhesives, Sealants and Additives segment is primarily attributed to the inclusion of expenses from our NuCera business which was acquired on the first day of fiscal 2023. Cost of products and services sold in the Industrial Tapes segment was $25,719,000 in the current quarter compared to $22,231,000 in the comparable prior year period. Cost of products and services sold in the Corrosion Protection and Waterproofing segment was $5,049,000 in the current quarter compared to $6,145,000 in the comparable prior year period.

As a percentage of revenue, cost of products and services increased for both the Adhesives, Sealants and Additives and Corrosion Protection and Waterproofing segments as compared to the prior year first quarter. As a percentage of revenue, cost of products and services decreased for the Industrial Tapes segment as compared to first quarter of the prior fiscal year. The decrease in the relative gross margin for the Adhesives, Sealants and Additives and Corrosion Protection and Waterproofing segments was due in each case to continued global raw material inflationary pressures, increased logistics costs and a more competitive labor market. The decrease in relative gross margin for the Adhesives, Sealants and Additives segment was also impacted by purchase accounting inventory step-up expense related to our NuCera business and a lease impairment associated with the Woburn, MA facility relocation. The Company has implemented and will continue to implement customer price adjustments (if necessary) and continues to work with our customers and suppliers in an effort to counteract margin compression.

With the composition of the Company’s finished goods and the markets it serves, the costs of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) directly and indirectly affect both the purchase price of the raw materials and the market demand for its product offerings. In an effort to preserve margins, the Company diligently monitors raw materials and commodities pricing across all its product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8,232,000, or 62% to $21,607,000 for the quarter ended November 30, 2022, compared to $13,375,000 in the comparable prior year quarter. The quarter-to-quarter increase in expense is predominately due to the inclusion of expenses from our NuCera business (including additional amortization expected to recur in future periods and backlog amortization fully amortized during the quarter) which was acquired on the first day of fiscal 2023. As a percentage of revenue, selling, general and administrative expenses represented 21% and 17.8% for the three-month periods ended November 30, 2022 and 2021, respectively.

Research and Product Development Costs

Research and product development costs increased $498,000, or 50% to $1,491,000 during the first quarter of fiscal 2023, compared to $993,000 in the first quarter of fiscal 2022. The increase in research and product development costs is primarily related to our NuCera business which was acquired in the first month of fiscal 2023.

Operations Optimization Costs

ERP System Upgrade

During the first quarter of fiscal 2023, the Company began the process of upgrading our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations, all within the Oracle Ecosystem. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $540,000 in operations optimization expense related to the ERP system upgrade in the first quarter of fiscal 2023.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021 Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. Chase Corporation obtained the adhesives systems operations as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company recognized $113,000 in operations optimization expense related to the consolidation of the Woburn, MA location during the first quarter of fiscal 2023.

Loss on Impairment of right-of-use Lease Asset

The Company recognized a $548,000 lease impairment related to the Woburn, MA facility relocation, as part of the relocation of the Company’s Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line to the Company’s existing O'Hara Township, PA location.

Loss on Contingent Consideration

As a component of the September 1, 2020 (fiscal 2021) acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording of an accrual for $928,000 at the acquisition date, $1,664,000 and $432,000 in expense related to adjustments to the performance-based earn out accrual were recorded during the fiscal years ended August 31, 2021 and 2022, respectively. The Company recognized an expense of $306,000 and $406,000 in the first quarter of fiscal 2023 and 2022, respectively, related to the performance-based contingent consideration.

Interest Expense

Interest expense increased to $2,138,000 for the quarter ended November 30, 2022, compared to $87,000 in the comparable prior year period. The increase in interest expense relates to our outstanding long-term debt which was used to fund our NuCera business acquisition at the beginning of fiscal 2023.

Other Income (Expense)

Other income (expense) was an expense of ($521,000) in the quarter ended November 30, 2022, compared to an income of $377,000 in the same period in the prior year, a difference of $898,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts. The change in total other income (expense) in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was largely due to the recognition of a foreign exchange loss in fiscal 2023 as compared to a foreign exchange gain in fiscal 2022.

Income Taxes

For the three-month periods ended November 30, 2022 and 2021, the Company’s recognized effective tax rate was 21.8% and 25.8%, respectively.

For fiscal 2023 and 2022, the Company is utilizing the 21% Federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income decreased $3,003,000, or 31% to $6,724,000 in the quarter ended November 30, 2022, compared to $9,727,000 in the comparable prior year first quarter. The decrease in net income is predominately caused by purchase accounting expense related to our NuCera business which includes inventory step-up, incremental depreciation and amortization (including backlog fully amortized during the quarter), and a lease impairment associated with the Woburn, MA facility all negatively impacting operating income over the comparable prior year quarter.

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance decreased by $259,178,000 to $56,317,000 at November 30, 2022, from $315,495,000 at August 31, 2022. The lower cash balance at November 30, 2022 was attributed to the $180,000,000 of cash drawn from the revolving credit facility prior to the end of fiscal 2022, the proceeds of which were used, together with $70,000,000 in cash on hand, to fund the acquisition of NuCera which closed on September 1, 2022 (the first day of fiscal 2023). The decrease in cash balance at November 30, 2022 is also attributable in part to the continued strategic inventory build (outside of purchase accounting inventory step-up) offset by cash provided by operations of $6,758,000.

Of the above-noted balances, $20,000,000 and $28,951,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of November 30, 2022 and August 31, 2022, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second quarter of fiscal 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020, 2021, or 2022. The Company repatriated $11,458,000 in U.K. foreign earnings in first quarter of fiscal 2023. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $6,758,000 in the first three months of fiscal year 2023 compared to $5,903,000 in the same period of the comparable year. Cash provided by operations during the current period was primarily related to operating income. Negatively impacting the cash flow from operations in the current period was our continued strategic inventory build, undertaken to help ensure our ability to satisfy our customers’ demands and to address our elevated backlog caused in part by macroeconomic supply chain challenges.

The ratio of current assets to current liabilities was 4.1 as of November 30, 2022 compared to 12.4 (or 7.3 excluding the $180,000,000 cash drawn from our revolving credit facility to fund the NuCera acquisition) as of August 31, 2022. The decrease in the ratio of current assets to current liabilities is primarily due to the cash outflow of $250,000,000 to fund the acquisition of NuCera mentioned above.

Cash flow used in investing activities of $251,133,000 was primarily due to the purchase of NuCera, which occurred on the first day of fiscal 2023.

Cash flows used in financing activities of $15,229,000 was due to principal payments on our long-term debt related to the funding of the NuCera acquisition mentioned above.

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The Credit Agreement is used to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. The Credit Agreement includes a revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000,000 at any time, with the ability to request an increase in this amount by an additional $100,000,000 at the individual or collective option of any of the Lenders. The applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective London Interbank Offered Rate (LIBOR) plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. As of November 30, 2022, the Company had $165,000,000 in long-term debt attributed to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has a weighted average interest rate of 6%.

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

The outstanding balance on the Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $76,078,000 at November 30, 2022. The Credit Facility is subject to restrictive covenants under the Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the Credit Agreement). Chase Corporation was in compliance with the debt covenants as of November 30, 2022. The Credit Agreement requires lender approval for acquisitions over a certain size and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR breakage fees.

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

Contractual Obligations

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for a complete discussion of the Company’s contractual obligations.

Recent Accounting Standards

Please see Note 2 — “Recent Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of the effects of recently issued and recently adopted accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the three months ended November 30, 2022 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase limits the amount of credit exposure to any one issuer.  At November 30, 2022, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of the Company’s funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of November 30, 2022, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at November 30, 2022
EUR	Euro	$8,319
GBP	British Pound	$5,746
CAD	Canadian Dollar	$2,736
INR	Indian Rupee	$831
CNY	Chinese Yuan	$193
SGD	Singapore Dollar	$57

The Company will continue to review its current cash balances denominated in foreign currency in light of current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation gain for the three months ended November 30, 2022 in the amount of $1,943,000 related to its European, Asian and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was an outstanding balance of long-term debt of $165,000,000 at November 30, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt. An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

Item 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

During the first quarter ended November 30, 2022, the Company initiated the process of reviewing and implementing financial internal controls on the operations associated with NuCera, acquired in September 2022.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A — Risk Factors

Please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for a complete discussion of the risk factors which could materially affect our business, financial condition or future results.

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

Chase Corporation

Dated: January 5, 2023	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: January 5, 2023	By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer