Form 10-Q
period 2023-02-28
CHASE CORP
filed 2023-04-06
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2023

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

The number of shares of Common Stock outstanding as of March 31, 2023 was 9,505,215.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended February 28, 2023

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

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	February 28,	August 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$36,370	$315,495
Accounts receivable, less allowances of $693 and $610	57,989	51,540
Inventory	84,278	63,039
Prepaid expenses and other current assets	11,795	4,374
Prepaid income taxes and refunds due	7,711	2,329
Total current assets	198,143	436,777

Property, plant and equipment, less accumulated depreciation of $57,111 and $52,503	63,357	24,248

Other Assets
Goodwill	176,950	95,160
Intangible assets, less accumulated amortization of $115,413 and $101,237	168,690	33,661
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,487	2,367
Deferred income taxes	121	5,763
Operating lease right-of-use assets	7,085	8,596
Other assets	757	558
Total assets	$622,040	$611,580

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$22,570	$20,122
Accrued payroll and other compensation	6,009	6,381
Income taxes payable	1,804	554
Accrued expenses	10,720	8,271
Total current liabilities	41,103	35,328

Long-term debt	145,000	180,000
Operating lease long-term liabilities	5,197	6,618
Deferred compensation	2,500	2,375
Accumulated pension obligation	6,936	7,431
Other liabilities	3,485	2,897
Deferred income taxes	32,503	2,282
Accrued income taxes	1,956	1,820
Total liabilities	$238,680	$238,751

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,506,127 shares at February 28, 2023 and 9,462,765 shares at August 31, 2022 issued and outstanding	952	947
Additional paid-in capital	23,111	21,409
Accumulated other comprehensive loss	(17,270)	(20,367)
Retained earnings	376,567	370,840
Total equity	383,360	372,829
Total liabilities and equity	$622,040	$611,580

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Revenue
Sales	$93,517	$73,182	$195,638	$147,374
Royalties and commissions	763	771	1,535	1,589
	94,280	73,953	197,173	148,963
Costs and Expenses
Cost of products and services sold	59,621	46,911	126,621	94,192
Selling, general and administrative expenses	18,436	13,125	40,043	26,500
Research and product development costs	1,463	1,095	2,954	2,088
Operations optimization costs (Note 15)	638	589	1,291	648
Acquisition-related costs (Note 17)	—	—	29	—
Loss on impairment/write-off of right-of-use lease asset (Note 8, 15)	314	—	862	—
Loss (Gain) on contingent consideration (Note 12)	128	(200)	434	275

Operating income	13,680	12,433	24,939	25,260

Interest expense	(2,387)	(86)	(4,525)	(173)
Other income (expense)	(301)	20	(822)	397

Income before income taxes	10,992	12,367	19,592	25,484

Income taxes (Note 14)	2,489	3,241	4,365	6,631

Net income	$8,503	$9,126	$15,227	$18,853

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$0.90	$0.96	$1.60	$1.99

Diluted	$0.89	$0.96	$1.60	$1.98

Weighted average shares outstanding
Basic	9,420,865	9,399,231	9,419,142	9,398,552
Diluted	9,444,525	9,436,415	9,444,325	9,437,425

Annual cash dividends declared per share	$—	$—	$1.00	$1.00

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Net income	$8,503	$9,126	$15,227	$18,853

Other comprehensive income (loss):
Net unrealized (loss) gain on restricted investments, net of tax	(70)	(135)	(32)	(165)
Change in funded status of pension plans, net of tax	102	112	214	224
Pension settlement loss, net of tax	76	—	226	—
Foreign currency translation adjustment	746	115	2,689	(2,058)
Total other comprehensive income (loss)	854	92	3,097	(1,999)

Comprehensive income	$9,357	$9,218	$18,324	$16,854

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED FEBRUARY 28, 2023 AND 2022

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at November 30, 2021 (unaudited)	9,459,685	$947	$19,733	$(13,301)	$335,896	$343,275
Restricted stock grants, net of forfeitures	9,203	1	(1)	—	—	—
Amortization of restricted stock grants		—	552	—	—	552
Amortization of stock option grants		—	229	—	—	229
Change in funded status of pension plans, net of tax $37		—	—	112	—	112
Foreign currency translation adjustment		—	—	115	—	115
Net unrealized gain (loss) on restricted investments, net of tax ($46)		—	—	(135)	—	(135)
Net income		—	—	—	9,126	9,126
Balance at February 28, 2022 (unaudited)	9,468,888	$948	$20,513	$(13,209)	$345,022	$353,274

Balance at November 30, 2022 (unaudited)	9,499,704	$951	$22,134	$(18,124)	$368,064	$373,025
Restricted stock grants, net of forfeitures	6,652	1	(1)	—	—	—
Amortization of restricted stock grants		—	776	—	—	776
Amortization of stock option grants		—	222	—	—	222
Common stock retained to pay statutory minimum withholding taxes on common stock	(229)	—	(20)	—	—	(20)
Change in funded status of pension plans, net of tax $34		—	—	102	—	102
Pension settlement loss, net of tax $20		—	—	76	—	76
Foreign currency translation adjustment		—	—	746	—	746
Net unrealized gain (loss) on restricted investments, net of tax ($25)		—	—	(70)	—	(70)
Net income		—	—	—	8,503	8,503
Balance at February 28, 2023 (unaudited)	9,506,127	$952	$23,111	$(17,270)	$376,567	$383,360

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2021	9,447,905	$946	$18,959	$(11,210)	$335,629	$344,324
Restricted stock grants, net of forfeitures	20,983	2	(2)	—	—	—
Amortization of restricted stock grants		—	1,108	—	—	1,108
Amortization of stock option grants		—	448	—	—	448
Cash dividend on common stock, $1.00 per share		—	—	—	(9,460)	(9,460)
Change in funded status of pension plans, net of tax $74		—	—	224	—	224
Foreign currency translation adjustment		—	—	(2,058)	—	(2,058)
Net unrealized gain (loss) on restricted investments, net of tax ($57)		—	—	(165)	—	(165)
Net income		—	—	—	18,853	18,853
Balance at February 28, 2022 (unaudited)	9,468,888	$948	$20,513	$(13,209)	$345,022	$353,274

Balance at August 31, 2022	9,462,765	$947	$21,409	$(20,367)	$370,840	$372,829
Restricted stock grants, net of forfeitures	36,959	4	(4)	—	—	—
Amortization of restricted stock grants		—	1,608	—	—	1,608
Amortization of stock option grants		—	348	—	—	348
Exercise of stock options	15,152	2	555	—	—	557
Common stock received for payment of stock option exercises	(6,140)	(1)	(556)	—	—	(557)
Common stock retained to pay statutory minimum withholding taxes on common stock	(2,609)	—	(249)	—	—	(249)
Cash dividend on common stock, $1.00 per share		—	—	—	(9,500)	(9,500)
Change in funded status of pension plans, net of tax $71		—	—	214	—	214
Pension settlement loss, net of tax $75		—	—	226	—	226
Foreign currency translation adjustment		—	—	2,689	—	2,689
Net unrealized gain (loss) on restricted investments, net of tax ($11)		—	—	(32)	—	(32)
Net income					15,227	15,227
Balance at February 28, 2023 (unaudited)	9,506,127	$952	$23,111	$(17,270)	$376,567	$383,360

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Six Months Ended February 28,
	2023	2022

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,227	$18,853
Adjustments to reconcile net income to net cash provided by operating activities
Loss on impairment/write-off of right-of-use lease asset	862	—
Loss on contingent consideration	434	275
Depreciation	4,536	1,776
Amortization	13,780	6,167
Provision for allowance for doubtful accounts	81	80
Stock-based compensation	1,956	1,556
Realized gain on restricted investments	(90)	(80)
Pension curtailment and settlement loss	226
Deferred taxes	(2,219)	419
Increase (decrease) from changes in assets and liabilities
Accounts receivable	4,231	(197)
Inventory	(4,890)	(11,917)
Prepaid expenses and other assets	(2,065)	(1,953)
Accounts payable	(3,084)	(2,100)
Accrued compensation and other expenses	(5,467)	(3,371)
Accrued income taxes	(4,327)	(751)
Net cash provided by operating activities	19,191	8,757

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,460)	(1,769)
Payments for acquisitions, net of cash acquired	(249,594)	—
Changes in restricted investments	(73)	(205)
Net cash (used in) provided by investing activities	(254,127)	(1,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(35,000)	—
Dividend paid	(9,500)	(9,460)
Payments of taxes on stock options and restricted stock	(249)	—
Net cash (used in) provided by financing activities	(44,749)	(9,460)

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(279,685)	(2,677)
Effect of foreign exchange rates on cash	560	(708)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	315,495	119,429
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,370	$116,044

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$557	$—
Property, plant and equipment additions included in accounts payable	$862	$186

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Chase Corporation’s financial position, results of operations and cash flows. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Chase Corporation filed audited consolidated financial statements which included all information and notes necessary for such a complete presentation for the three years ended August 31, 2022 in conjunction with its 2022 Annual Report on Form 10-K. Certain immaterial reclassifications may have been made to the prior year amounts to conform to the current year’s presentation.

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on August 31.

The results of operations for the interim period ended February 28, 2023 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2022 which are contained in the Company’s 2022 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of February 28, 2023, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended February 28, 2023 and 2022.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France, including the operations of NuCera Solutions in France, are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The financial position and results of operations of the NuCera Solutions operations in Singapore are measured using the Singapore dollar as the functional currency. The functional currency for all of the Company’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $(87) and $(286) for the three- and six month periods ended February 28, 2023, respectively, and $96 and $337 for the three- and six-month periods ended February 28, 2022, respectively.

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

During the first quarter of fiscal 2023, the Company began the process of upgrading our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $317 and $857 in expense related to the ERP System upgrade in the second quarter and year-to-date periods, respectively, of fiscal 2023.

During the third quarter of fiscal 2021 Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. Chase Corporation obtained the adhesives systems operations as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $321 and $434 related to the consolidation of the Woburn, MA location and Woburn, MA facility closure during the second quarter and year-to-date period of fiscal 2023. The Company expensed $301 related to the consolidation of the Woburn, MA location during the second quarter and year-to-date period of fiscal 2022.

The Company signed a termination agreement with the landlord for the Woburn, MA facility on the last day of the fiscal second quarter and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314 in the second fiscal quarter of 2023. Additionally, the Company expensed $548 as a lease impairment related to the Woburn, MA facility in the first quarter of fiscal 2023. The total combined year-to-date expense of $862 is included in the Loss on impairment/write-off of right-of-use lease asset in the Condensed Consolidated Statement of Operations. The project is now substantially complete and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the fiscal year ending August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $141 and $200 were expensed in the second quarter and first half of fiscal 2022. The relocation of the Company’s corporate headquarters is complete and no costs are expected in fiscal 2023.

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $147 in expense related to the move during the second quarter and year-to-date period of fiscal 2022.

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

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Pronouncements - Fiscal 2023

No new accounting pronouncements were adopted in the second quarter and year-to-date fiscal 2023 period.

Recently Adopted Accounting Pronouncements - Fiscal 2022

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which amends the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. The amendment requires that an entity acquiring the contract assets and contract liabilities in a business combination be recognized in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU is effective for all public entities for fiscal years beginning after December 15, 2022, and interim periods therein. The Company early adopted ASU 2021-08 on February 28, 2022. Any impact on the consolidated financial statements will depend on the magnitude and nature of customer contracts associated with entities that the Company may acquire in the future.

Note 3 — Inventory

Inventory consisted of the following as of February 28, 2023 and August 31, 2022:

	February 28,	August 31,
	2023	2022
Raw materials	$44,938	$37,909
Work in process	9,470	9,569
Finished goods	29,870	15,561
Total Inventory	$84,278	$63,039

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under ASC Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

Basic Earnings per Share

Net income	$8,503	$9,126	$15,227	$18,853
Less: Allocated to participating securities	71	61	128	124
Net income available to common shareholders	$8,432	$9,065	$15,099	$18,729

Basic weighted average shares outstanding	9,420,865	9,399,231	9,419,142	9,398,552
Net income per share - Basic	$0.90	$0.96	$1.60	$1.99

Diluted Earnings per Share

Net income	$8,503	$9,126	$15,227	$18,853
Less: Allocated to participating securities	71	61	128	124
Net income available to common shareholders	$8,432	$9,065	$15,099	$18,729

Basic weighted average shares outstanding	9,420,865	9,399,231	9,419,142	9,398,552
Additional dilutive common stock equivalents	23,660	37,184	25,183	38,873
Diluted weighted average shares outstanding	9,444,525	9,436,415	9,444,325	9,437,425
Net income per share - Diluted	$0.89	$0.96	$1.60	$1.98

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options. For the three- and six-month periods ended February 28, 2023, stock options to purchase 130,086 and 129,690 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the three- and six-month periods ended February 28, 2022, stock options to purchase 100,524 and 86,607 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their including would be anti-dilutive.

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

In addition to the 2023 LTIP, the Board of Directors approved a retention grant with a grant date of September 1, 2022 of time-based restricted stock of 10,015 shares in the aggregate. Out of the 10,015 shares of granted time-based restricted stock, 2,056 shares are scheduled to vest on March 1, 2023, 3,705 shares are scheduled to vest on September 1, 2023, 1,418 shares are scheduled to vest on August 31, 2024, and 2,836 shares are scheduled to vest on August 31, 2026. Compensation expense is being recognized on a ratable basis over the vesting period.

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

In the second quarter of fiscal 2023, restricted stock in the amount of 314 shares was issued to a non-executive member of management and are scheduled to vest on August 31, 2025. Additionally, options to purchase in the amount of 791 shares of common stock was awarded to a non-executive member of management in the aggregate with an exercise price of $95.00 per share. The options will vest in three annual installments beginning on August 31, 2023 and ending on August 31, 2025. The options will expire ten years after the grant date. Compensation expense is being recognized on a ratable basis over the vesting period.

In the second quarter of fiscal 2023, restricted stock in the amount of 1,486 shares related to the fiscal 2023 LTIP retention grants were forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

In February 2023, as part of their standard compensation for board service, non-employee members of the Board of Directors received a total grant of 7,824 shares of restricted stock for service for the period from February 7, 2023 through February 1, 2024. The shares of restricted stock will vest at the conclusion of this service period. Compensation expense for restricted stock is being recognized on a ratable basis over the twelve-month vesting period.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended February 28,				Six Months Ended February 28,
	2023		2022		2023		2022
Revenue
Adhesives, Sealants and Additives	$48,734		$31,780		$104,287		$62,829
Industrial Tapes	36,983		33,330		76,060		66,091
Corrosion Protection and Waterproofing	8,563		8,843		16,826		20,043
Total	$94,280		$73,953		$197,173		$148,963

Income before income taxes
Adhesives, Sealants and Additives	$5,621	(a)	$7,802	(d)	$9,745	(a), (b)	$15,399	(d)
Industrial Tapes	12,258		10,250		24,205		19,540
Corrosion Protection and Waterproofing	2,463		2,884		5,014		7,330
Total for reportable segments	20,342		20,936		38,964		42,269
Corporate and common costs	(9,350)	(c)	(8,569)	(e)	(19,372)	(c)	(16,785)	(e)
Total	$10,992		$12,367		$19,592		$25,484

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$2,387		$34		$4,525		$69
Depreciation	1,561		220		3,245		463
Amortization	5,378		2,658		13,776		5,398

Industrial Tapes
Interest	$—		$34		$—		$69
Depreciation	337		411		676		821
Amortization	1		383		2		767

Corrosion Protection and Waterproofing
Interest	$—		$18		$—		$35
Depreciation	122		129		247		247
Amortization	1		1		2		2
(a)	Includes a $128 loss in the second quarter and a $434 year-to-date loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $321 and $434 in operations optimization costs related to the move from Woburn, MA to O’Hara Township, PA and the facility closure of Woburn, MA facility in the second quarter and year-to-date period, respectively, and a $314 and $862 loss on right-of-use lease impairment/write-off related to the Woburn, MA facility in the second quarter and year-to-date period, respectively
(b)	Includes $2,200 of purchase accounting inventory adjustment related to the Company’s NuCera business and $2,820 of backlog amortization fully amortized related to the Company’s NuCera business both incurred during the first quarter of the fiscal year
(c)	Includes $317 of operations optimization costs in the second quarter and $857 year-to-date related to the Company’s ERP upgrade
(d)	For 2022, includes a $200 gain in the second quarter and a $275 year-to-date loss on the adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $301 in operation optimization costs in the second quarter and year-to-date period related to the move from Woburn, MA to O’Hara Township, PA and $147 of operations optimization costs in the second quarter and year-to-date period related to the move from Newark, CA to Hickory, NC
(e)	For 2022, includes $141 of operations optimization costs in the second quarter and $200 year-to-date related to the Company’s move to the new Corporate Headquarters within Westwood, MA substantially completed in the second quarter of the fiscal year

Total assets for the Company’s reportable segments as of February 28, 2023 and August 31, 2022 were as follows:

	February 28,	August 31,
	2023	2022
Total Assets
Adhesives, Sealants and Additives	$439,238	$153,784
Industrial Tapes	90,938	87,751
Corrosion Protection and Waterproofing	31,584	33,037
Total for reportable segments	561,760	274,572
Corporate and common assets (a)	60,280	337,008
Total	$622,040	$611,580

(a)	Corporate and common assets at August 31, 2022 include $180,000 in cash drawn from the Company’s revolving credit facility and $70,000 of cash on hand in anticipation of the acquisition of NuCera, which closed on the first day of fiscal year 2023.

The Company’s products are sold worldwide. Revenue for the three- and six-month periods ended February 28, 2023 and 2022 was attributed to operations located in the following countries:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Revenue
United States	$80,585	$62,816	$167,746	$127,869
United Kingdom	5,506	5,927	11,309	10,521
France	5,898	2,440	13,111	4,971
All other foreign (1)	2,291	2,770	5,007	5,602
Total	$94,280	$73,953	$197,173	$148,963

(1)	Consists of sales from royalty revenue attributable to its licensed manufacturer in Asia and sales originated from the Company’s foreign operations in China, India and Singapore.

As of February 28, 2023 and August 31, 2022 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	February 28,	August 31,
	2023	2022
Long-Lived Assets
United States
Property, plant and equipment, net	$60,457	$21,300
Goodwill and Intangible assets, less accumulated amortization	311,727	105,216

United Kingdom
Property, plant and equipment, net	1,766	1,832
Goodwill and Intangible assets, less accumulated amortization	3,405	3,318

France
Property, plant and equipment, net	265	239
Goodwill and Intangible assets, less accumulated amortization	29,854	20,130

All other foreign
Property, plant and equipment, net	869	877
Goodwill and Intangible assets, less accumulated amortization	654	157

Total
Property, plant and equipment, net	$63,357	$24,248
Goodwill and Intangible assets, less accumulated amortization	$345,640	$128,821

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2022	$63,272	$21,215	$10,673	$95,160
Acquisition of NuCera Solutions	80,883	—	—	80,883
Foreign currency translation adjustment	902	—	5	907
Balance at February 28, 2023	$145,057	$21,215	$10,678	$176,950

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

Intangible assets subject to amortization consisted of the following as of February 28, 2023 and August 31, 2022:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
February 28, 2023
Patents and agreements	14.6	years	$1,760	$1,728	$32
Formulas and technology	7.9	years	24,185	10,929	13,256
Trade names	6.3	years	14,803	8,931	5,872
Customer lists and relationships	11.0	years	243,355	93,825	149,530
			$284,103	$115,413	$168,690

August 31, 2022
Patents and agreements	14.6	years	$1,760	$1,724	$36
Formulas and technology	7.8	years	10,730	9,961	769
Trade names	5.9	years	8,673	8,407	266
Customer lists and relationships	9.1	years	113,735	81,145	32,590
			$134,898	$101,237	$33,661

Aggregate amortization expense related to intangible assets for the six months ended February 28, 2023 and 2022 was $13,780 and $6,167, respectively. Estimated amortization expense for the remainder of fiscal year 2023 and for the next five years is as follows:

Years ending August 31,
2023 (remaining 6 months)	9,863
2024	19,629
2025	18,029
2026	17,231
2027	14,684
2028	14,066

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

The Company signed a termination agreement for the Woburn, MA facility on the last day of the fiscal second quarter and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314 in the second fiscal quarter of 2023. Additionally, the Company expensed $548 as a lease impairment related to the Woburn, MA facility in the first quarter of fiscal 2023. The total combined year-to-date expense of $862 is included in the Loss on impairment/write-off of right-of-use lease asset in the Condensed Consolidated Statement of Operations. The total lease liability as of the end of the fiscal quarter includes $980 of short-term lease liability related to the early termination of the Woburn, MA lease payable in the third fiscal quarter.

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of February 28, 2023 and August 31, 2022:

	February 28,	August 31,
	2023	2022
Assets
Operating lease right-of-use assets	$7,085	$8,596

Liabilities
Current (accrued expenses)	$2,264	$1,448
Operating lease long-term liabilities	5,197	6,618
Total lease liability	$7,461	$8,066

Lease Cost

The components of lease costs for the three and six months ended February 28, 2023 and 2022 are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

Operating lease cost (a)	$974	$833	$2,043	$1,661

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of Lease Liability

The maturity of the Company's lease liabilities at February 28, 2023 was as follows:

	Future Operating
Year ending August 31,	Lease Payments
2023 (remaining 6 months)	1,704	(a)
2024	1,365
2025	1,182
2026	912
2027	696
2028 and thereafter	2,205
Less: Interest	(603)
Present value of lease liabilities	$7,461

(a)	Includes $980 of short-term lease liability related to the early termination of the Woburn, MA facility payable in the third quarter of the fiscal period.

The weighted average remaining lease terms and discount rates are as follows:

	February 28,	August 31,
	2023	2022
Lease Term and Discount Rate
Weighted average remaining lease terms (years)
Operating leases	6.5	6.5
Weighted average discount rate (percentage)
Operating leases	2.9%	2.8%

Other Information

Supplemental cash flow information related to leases included in the balance sheet is as follows:

	Six Months Ended February 28,
	2023	2022

Operating cash outflows from operating leases	$800	$881
Total cash paid for amounts included in the measurement of lease liabilities	$800	$881

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of February 28, 2023 and August 31, 2022:

	February 28,	August 31,
	2023	2022
Contract Assets
Adhesives, Sealants and Additives	$24	$55
Industrial Tapes	—	123
Corrosion Protection and Waterproofing	58	3
Total	$82	$181

The Company did not have any contract liabilities as of February 28, 2023 and August 31, 2022.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and six months ended February 28, 2023 and 2022 was as follows:

	Three Months Ended February 28, 2023
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$24,861	$31,686	$6,822	$63,369
Asia\Middle East	11,554	2,097	1,284	14,935
Europe	11,934	2,352	415	14,701
All other foreign	385	848	42	1,275
Total Revenue	$48,734	$36,983	$8,563	$94,280

	Six Months Ended February 28, 2023
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$54,492	$67,038	$14,453	$135,983
Asia\Middle East	26,135	3,878	1,530	31,543
Europe	23,118	3,840	767	27,725
All other foreign	542	1,304	76	1,922
Total Revenue	$104,287	$76,060	$16,826	$197,173

	Three Months Ended February 28, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$18,882	$29,643	$7,827	$56,352
Asia\Middle East	7,179	1,781	494	9,454
Europe	5,575	1,449	450	7,474
All other foreign	144	457	72	673
Total Revenue	$31,780	$33,330	$8,843	$73,953

	Six Months Ended February 28, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$38,977	$59,277	$17,204	$115,458
Asia	13,149	3,579	1,384	18,112
Europe	10,371	2,361	1,365	14,097
All other foreign	332	874	90	1,296
Total Revenue	$62,829	$66,091	$20,043	$148,963

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended February 28, 2023 and 2022 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$73	$95	$148	$190
Interest cost	165	96	326	192
Expected return on plan assets	(92)	(103)	(187)	(206)
Amortization of prior service cost	1	1	2	2
Amortization of accumulated loss	135	148	283	296
Curtailment and settlement loss	101	—	301	—
Net periodic benefit cost	$383	$237	$873	$474

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company made contributions of $782 in the six months ended February 28, 2023 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2023 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $782 in the six months ended February 28, 2022.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of February 28, 2023 and August 31, 2022:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	February 28, 2023	$2,487	$2,242	$245	$—

Restricted investments	August 31, 2022	$2,367	$2,125	$242	$—

The financial assets classified as Level 1 and Level 2 as of February 28, 2023 and August 31, 2022 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of February 28, 2023 and August 31, 2022:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	February 28, 2023	$145,000	$—	$145,000	$—
Contingent consideration	February 28, 2023	$3,172	$—	$—	$3,172

Long-term debt	August 31, 2022	$180,000	$—	$180,000	$—
Contingent consideration	August 31, 2022	$2,584	$—	$—	$2,584

The long-term debt (including any current portion of long-term debt) had a $145,000 and $180,000 balance as of February 28, 2023 and August 31, 2022, respectively. The carrying value of the long-term debt approximates its fair value and has a weighted average interest rate of 6.5% as of February 28, 2023. The interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

In connection with accounting for the ABchimie acquisition on September 1, 2020 (fiscal 2021), the Company recorded a contingent consideration liability included within Other liabilities on the condensed consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss (Gain) on contingent consideration on the condensed consolidated statement of operations until the liability is settled. As of February 28, 2023, the liability increased to $3,172 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

Other comprehensive gains (losses) before reclassifications (1)	(106)	—	(2,058)	(2,164)
Reclassifications to net income of previously deferred (gains) losses (2)	(59)	224	—	165
Other comprehensive income (loss)	(165)	224	(2,058)	(1,999)

Balance at February 28, 2022	$353	$(7,755)	$(5,807)	$(13,209)

Balance at August 31, 2022	$164	$(7,200)	$(13,331)	$(20,367)

Other comprehensive gains (losses) before reclassifications (3)	35	—	2,689	2,724
Reclassifications to net income of previously deferred (gains) losses (4)	(67)	440	—	373
Other comprehensive income (loss)	(32)	440	2,689	3,097

Balance at February 28, 2023	$132	$(6,760)	$(10,642)	$(17,270)
(1)	Net of tax benefit of $36, $0 and $0, respectively.
(2)	Net of tax expense of $21, tax benefit of $74 and $0, respectively.
(3)	Net of tax expense of $11, $0 and $0, respectively.
(4)	Net of tax expense of $23, tax benefit of $146 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

					Location of Gain (Loss)
					Reclassified from
	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive				Accumulated
	Income (Loss) into Income				Other Comprehensive
	Three Months Ended February 28,		Six Months Ended February 28,		Income (Loss)
	2023	2022	2023	2022	into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(83)	$(73)	$(90)	$(80)	Selling, general and administrative expenses
Tax expense (benefit)	21	19	23	21
Gain net of tax	$(62)	$(54)	$(67)	$(59)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	136	149	285	298	Other income (expense)
Settlement and curtailment loss	101	—	301	—	Other income (expense)
Tax expense (benefit)	(59)	(37)	(146)	(74)
Loss net of tax	$178	$112	$440	$224

Total net loss reclassified for the period	$116	$58	$373	$165

Note 14 — Income Taxes

For the three and six months ended February 28, 2023, the Company’s recognized effective tax rate was 22.6% and 22.3%, respectively. For the three and six months ended February 28, 2022, the Company’s recognized effective tax rate was 26.2% and 26.0%, respectively.

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for the second quarter and year-to-date fiscal periods ended February 28, 2023 and 2022.

In addition, the Company also recognizes an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the second quarter and year-to-date fiscal periods ended February 28, 2023 and 2022. Additionally, the Company concluded that the Base Erosion and Anti-Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the second quarter and year-to-date fiscal periods ended February 28, 2023 and 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included a technical correction to the Tax Act which will allow accelerated deductions for qualified improvement property. The Company has evaluated the impact of the CARES Act, and at present does not expect that the qualified improvement property correction or other provisions of the CARES Act will result in a material tax benefit in future periods. The CARES Act had no material effect on the effective tax rate for the second quarter and year-to-date fiscal periods ended February 28, 2023 and 2022.

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During the second quarter and year-to-date fiscal periods ended February 28, 2023, FDII had a favorable impact on the Company’s effective tax rate.

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

0Note 15 — Operations Optimization Costs

ERP System Upgrade

During the first quarter of fiscal 2023, the Company began the process of upgrading our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $317 and $857 in operations optimization expense related to the ERP system upgrade in the second quarter and first half of fiscal 2023, respectively.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021 Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. Chase obtained the adhesives systems operations as part of its fiscal 2017 acquisition of the operations of Resin Designs. Operations optimization costs related to the consolidation of the Woburn, MA location of $321 and $434 were expensed in the second quarter and first half of fiscal 2023, respectively. Operations optimization costs related to the consolidation of the Woburn, MA location of $301 was expensed in both the second quarter and year-to-date period of fiscal 2022.

The Company signed a termination agreement with the landlord for the Woburn, MA facility on the last day of the fiscal second quarter and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314 in the second fiscal quarter of 2023. Additionally, the Company expensed $548 as a lease impairment related to the Woburn, MA facility in the first quarter of fiscal 2023. The total combined year-to-date expense of $862 is included in the Loss on impairment/write-off of right-of-use lease asset in the Condensed Consolidated Statement of Operations. The project is now substantially complete and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Relocation of Chase Corporate Headquarters

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the fiscal year ended August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $141 and $200 were expensed in the second quarter and first half of fiscal 2022. The project is complete and future costs related to the move are not anticipated in fiscal 2023.

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $147 of expense related to the move during the second quarter and year-to-date period of fiscal 2022. This project is complete and any future costs related to this move are not anticipated.

Note 16 — Long-Term Debt

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The Credit Agreement is used to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. The Credit Agreement includes a revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000 at any time, with the ability to request an increase in this amount by an additional $100,000 at the individual or collective option of any of the Lenders. Effective February 1, 2023, the Credit Agreement transitioned to a secured overnight financing rate (SOFR) in substitution for the London Interbank Offered Rate (LIBOR) and will commence at the next interest rate renewal period. The applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective SOFR base rate plus a SOFR adjustment based on the term of the interest rate period plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. The SOFR adjustment is based on interest rate periods of 1-month at .1%, 3-month at .15%, and 6-months at .25%. Prior to the transition to SOFR, the applicable interest rate for the Revolving Facility and Term Loan is based on the effective LIBOR plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. As of February 28, 2023, the Company had $145,000 in long-term debt related to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has a weighted average interest rate of 6.5% as of February 28, 2023.

The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR or SOFR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR or SOFR period) and principal payment due at the expiration of the agreement, July 27, 2026. In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter. Subject to certain conditions set forth in the Credit Agreement, the Company may elect to convert all or a portion of the outstanding Revolving Facility into a new term loan twice during the term of the Revolving Facility (each, a “Term Loan”, and collectively with the Revolving Facility, the “Credit Facility”), which Term Loan shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a ten year amortization schedule.

The outstanding balance on the Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $317,889 at February 28, 2023. The Credit Facility is subject to restrictive covenants under the Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the Credit Agreement). The Credit Agreement allows the company to modify the Consolidated Leverage Ratio when an acquisition greater than $50,000 is consummated during an applicable measurement period. Due to the NuCera acquisition, the Consolidated Leverage coverage Ratio shall not exceed 3.75 to 1.00 as defined in the Credit Agreement. Under the Credit Agreement, due to the NuCera acquisition Chase Corporation was in compliance with the debt covenants as of February 28, 2023. The Credit Agreement also requires lender approval for acquisitions over a certain size, and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR or SOFR breakage fees.

Note 17 – Acquisitions

Acquisition of NuCera Solutions

On September 1, 2022 (the first day of fiscal 2023), the Company acquired all of the capital stock of NuCera Solutions (“NuCera”). The NuCera acquisition extends our global reach in the production and development of highly differentiated specialty polymers and polymerization technologies serving demanding applications, offering products critical to enabling end-product functionality, performance and reliability for new blue-chip customers and high-growth end markets such as personal care, polymer additives, coatings, diversified consumer products and masterbatches.

The Company acquired all of the capital stock of NuCera for a purchase price of $250,000, net of debt, accrued income taxes, cash at closing, and working capital adjustments resulting in a purchase price consideration of $250,092. The Company paid $249,594, net of $498 of cash acquired. The purchase was funded by utilizing $180,000 from the Company’s existing revolving credit facility and the remaining $70,000 from available cash on hand. The Company recorded transaction costs of $29 in the first quarter of fiscal 2023 and $4,000 in the fourth quarter of fiscal 2022 related to this acquisition which are excluded from the purchase price. Acquisition-related costs consist of legal and professional fees related to the NuCera acquisition.

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

The following table summarizes the purchase consideration and the preliminary purchase price allocation to estimate fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Allocation of the Purchase Price

Preliminary Purchase Price Allocation	Amount
Cash consideration	$250,092
Total fair value of consideration transferred	250,092

Assets acquired:
Cash and cash equivalents	$498
Accounts receivable	10,392
Inventory	16,063
Prepaid and other current assets	5,096
Property, plant & equipment	38,489
Operating lease right-of-use assets	579
Goodwill	80,883
Intangible assets	148,021
Other assets	211
Total assets acquired	300,232

Liabilities assumed:
Accounts payable	$4,731
Accrued expenses	6,559
Income taxes payable	247
Operating lease long-term liabilities	474
Deferred income taxes	38,030
Accrued Income Taxes	99
Total liabilities assumed	50,140
Net Assets acquired	$250,092

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

The preliminary purchase price allocation resulted in goodwill of $80,883 of which $1,147 is deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and assumed liabilities representing the estimated economic value attributable to future operations.

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

The revenue and net loss for the results of operations for NuCera was $17,348 and ($1,223) in the second quarter of fiscal 2023. The revenue and net loss for the results of operations for NuCera was $37,698 and ($5,652) for the first half of fiscal 2023.

The pro forma summary below presents the results of operations as if the NuCera acquisition occurred on September 1, 2021. Proforma adjustments for the three months ended 2022 includes $3,060 of incremental amortization expense from acquired intangible assets, $2,390 of incremental interest expense, and the tax related impact. Proforma adjustments for the six months ended 2022 includes $8,938 of incremental amortization expense from acquired intangible assets, $2,240 of inventory step-up, $4,525 of incremental interest expense, and the tax related impact. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent Chase’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Chase’s future consolidated results of operations.

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

Revenue	$94,280	$91,897	$197,173	$188,505
Net income	8,503	6,753	15,227	15,718

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations for the second quarter and six-month period ending February 28, 2023. It should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2022.

Executive Overview

Results of Operations

The Company’s revenue grew in the second fiscal quarter and six months ended February 28, 2023, with the Adhesives, Sealants and Additives and Industrial Tapes operating segments surpassing sales achieved in the prior year quarter and year-to-date period. The revenue increase was primarily attributed to inorganic growth from our NuCera Solutions (“NuCera”) business acquired in the first month of fiscal 2023 (included within our Adhesives, Sealants and Additives segment) and revenue generated from the cable materials product line within the Industrial Tapes operating segment. The Company’s second quarter gross margin increased to 36.8% compared to 36.6% in the comparable prior fiscal quarter.

Despite the Company’s sales growth in both the current quarter and fiscal six-month period, and an increase in gross margin percentage in the current fiscal quarter, the Company continues to have a less favorable gross margin percentage of 35.8% in the fiscal year-to-date period compared to 36.8% in the prior comparable period. The decrease in the gross margin percentage is primarily due to purchase accounting expense related to our NuCera business which includes inventory step-up adjustment expensed in the first fiscal quarter. Additionally, the Company’s gross margin was negatively impacted by customer destocking caused by customer inventory reduction initiatives seen in the first half of the fiscal year compared to both the prior second fiscal quarter and year-to-date periods. In addition, increased operating expenses seen in the second quarter and first half of the fiscal period include incremental monthly depreciation and amortization related to our NuCera business, lease impairment and write-off associated with the Woburn, MA facility relocation and closure, and first quarter purchase accounting adjustments including backlog fully amortized during the first fiscal quarter, all of which negatively impacted operating income over the first half of the fiscal period.

As a result of measures implemented in fiscal 2022, the gross margin for our organic business has stabilized due to sales price increases fully realized in the current fiscal period and the Company’s supply chain strategy to actively explore secondary sourcing initiatives to locate alternative suppliers for our critical raw materials. As the Company is halfway through our fiscal 2023 period, we do not anticipate inflationary pressures to have a significant impact on our profitability for the second fiscal quarter and year-to-date period.

Balance Sheet and Cash Flow

Chase Corporation’s balance sheet remained strong as of February 28, 2023, with cash on hand of $36,370,000, and a current ratio of 4.8. The Company’s cash position remained healthy including cash flow from operations. Purchase accounting adjustments related to the Company’s NuCera business were made in the first half of the fiscal year and includes increases in inventory step-up, intangible assets, goodwill and other working capital. In addition, during the second fiscal quarter Chase Corporation paid out an annual cash dividend of $9,500,000 on December 9, 2022.

The Company had a $145,000,000 outstanding balance on its $200,000,000 revolving credit facility as of February 28, 2023, related to the funding of the NuCera acquisition as noted above. The revolving credit facility, which was amended and restated in July 2021 to increase its capacity from $150,000,000 to $200,000,000, allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. The facility also gives Chase the ability to request an increase in this amount by an additional $100,000,000 ($300,000,000 in total borrowing capacity) at the individual or collective option of any of the lenders. The facility matures in July 2026.

Results of Operations

Revenue and Income before Income Taxes by Segment were as follows (dollars in thousands):

	Three			Three			Six			Six
	Months Ended		% of	Months Ended		% of	Months Ended		% of	Months Ended		% of
	February 28,		Total	February 28,		Total	February 28,		Total	February 28,		Total
	2023		Revenue	2022		Revenue	2023		Revenue	2022		Revenue

Revenue
Adhesives, Sealants and Additives	$48,734		52%	$31,780		43%	$104,287		53%	$62,829		42%
Industrial Tapes	36,983		39%	33,330		45%	76,060		39%	66,091		44%
Corrosion Protection and Waterproofing	8,563		9%	8,843		12%	16,826		9%	20,043		13%
Total	$94,280			$73,953			$197,173			$148,963

	Three			Three			Six			Six
	Months Ended		% of	Months Ended		% of	Months Ended		% of	Months Ended		% of
	February 28,		Segment	February 28,		Segment	February 28,		Segment	February 28,		Segment
	2023		Revenue	2022		Revenue	2023		Revenue	2022		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$5,621	(a)	12%	$7,802	(d)	25%	$9,745	(a), (b)	9%	$15,399	(d)	25%
Industrial Tapes	12,258		33%	10,250		31%	24,205		32%	19,540		30%
Corrosion Protection and Waterproofing	2,463		29%	2,884		33%	5,014		30%	7,330		37%
Total for reportable segments	20,342		22%	20,936		28%	38,964		20%	42,269		28%
Corporate and Common Costs	(9,350)	(c)		(8,569)	(e)		(19,372)	(c)		(16,785)	(e)
Total	$10,992		12%	$12,367		17%	$19,592		10%	$25,484		17%

Note: Some percentage of total revenue amounts may not sum to 100% due to rounding.

(a)Includes a $128 loss in the second quarter and a $434 year-to-date loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $321 and $434 in operations optimization costs related to the move from Woburn, MA to O’Hara Township, PA and facility closure related to Woburn, MA facility in the second quarter and year-to-date period, respectively, and $314 and $862 loss on right-of-use lease impairment/write-off related to the Woburn, MA facility in the second quarter and year-to-date period, respectively

(b)Includes $2,200 of purchase accounting inventory adjustment related to the Company’s NuCera business and $2,820 of backlog amortization fully amortized related to the Company’s NuCera business both incurred during the first quarter of the fiscal year

(c)Includes $317 of operations optimization costs in the second quarter and $857 year-to-date related to the Company’s ERP upgrade

(d)For 2022, includes a $200 gain in the second quarter and a $275 year-to-date loss on the adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $301 in operation optimization costs in the second quarter and year-to-date period related to the move from Woburn, MA to O’Hara Township, PA and $147 of operations optimization costs in the second quarter and year-to-date period related to the move from Newark, CA to Hickory, NC

(e)For 2022, includes $141 of operations optimization costs in the second quarter and $200 year-to-date related to the Company’s move to the new Corporate Headquarters within Westwood, MA substantially completed in the second quarter of the fiscal year

Total Revenue

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

Total revenue increased $20,327,000, or 27% to $94,280,000 for the quarter ended February 28, 2023, compared to $73,953,000 in the same quarter of the prior year. Out of the $20,327,000 increase in quarterly revenue, 85% relates to inorganic revenue from our NuCera Business and the remaining increase in revenue is primarily attributed to sales price increases fully realized in fiscal 2023. Total revenue increased $48,210,000, or 32% to $197,173,000, in the fiscal year-to-date period compared to $148,963,000 in the same period in fiscal 2022. Out of the $48,210,000 increase in in fiscal year-to-date revenue, 78% relates to inorganic revenue from our NuCera Business. The remaining increase in revenue is primarily attributed to sales prices increases fully realized in fiscal 2023.

Revenue for our Adhesives, Sealants and Additives segment increased in the second quarter and year-to-date periods against the comparable prior year periods. The segment revenue increased $16,954,000, or 53% and $41,458,000, or 66% in the current quarter and year-to-date period, respectively. The second quarter and year-to-date revenue increase was predominately due to the inorganic growth from our NuCera business acquired on the first day of fiscal 2023, totaling $17,348,000 and $37,698,000 in the second quarter and year-to-date period, respectively. The remaining revenue increase for the second fiscal quarter and first six-months of the fiscal period was primarily attributed to sales price increases realized over the comparable prior periods and increased demand for our world-wide focused electronic and industrial coatings product line, totaling $1,529,000 and $3,368,000 in the second quarter and first half of fiscal 2023. Partially offsetting this increase in revenue in the second fiscal quarter was a reduction in revenue in our organic functional additives product line due to decreased customer demand in North America over the comparable prior fiscal quarter, totaling $1,923,000. However, our organic functional additives product line continues to experience a year-to-date increase in sales over the prior comparable period, totaling $392,000.

Revenue for our Industrial Tapes segment surpassed the prior year quarter and year-to-date periods against the comparable prior year periods. The segment revenue increased $3,653,000, or 11% and $9,969,000, or 15% in the current quarter and year-to-date period, respectively. Sales price increases realized over the prior year periods and increased demand for our North American-focused cable materials and specialty products line positively impacted sales for the second quarter and year-to-date period, totaling $4,473,000 and $10,743,000, respectively. Partially offsetting the overall increase in the second quarter revenue was a reduction in sales volume in our North American-focused pulling and detection product line, totaling $427,000. However, our pulling and detection product line continues to experience a year-to-date increase in sales over the prior comparable period, totaling $60,000. Tempering the overall increase in revenue for the segment was second quarter and year-to-date reduction in sales volume from our Asia-focused electronic materials product line, totaling $393,000 and $834,000 in the current quarter and year-to-date period, respectively.

Revenue in the Company’s Corrosion Protection and Waterproofing segment decreased in the current quarter and year-to-date period against the comparable prior year periods. The segment revenue decreased $280,000, or 3% and $3,217,000, or 16% in the current quarter and year-to-date period, respectively. Negatively impacting sales for the segment was a reduction in sales volume for our building envelope product lines over the comparable prior year periods attributed to customer destocking over the comparable period, totaling $1,278,000 and $2,587,312 in the current quarter and year-to-date period, respectively. Tempering the overall decrease in revenue for the second quarter and year-to-date period was the commencement of delayed projects in the Middle East market coupled with a demand increase that drove sales gains in North American oil and gas markets, totaling $448,000 and $83,000 in the second quarter and year-to-date period, respectively. Tempering the overall decrease in revenue for the second quarter was an increase in sales volume in our coatings and lining systems, totaling $474,000 in the second fiscal quarter. However, our coatings and lining systems product line continues to experience a year-to-date decrease in sales over the prior year comparable period due to prior year excess demand in the prior first quarter from customer inventory increase initiatives due to reactions of supply chain shortages, totaling $972,000 in the year-to-date fiscal period. Tempering the overall decrease in the second quarter and year-to-date segment revenue was an increase in quarter-to-quarter and year-to-date sales in our bridge and highway projects in North America.

Cost of Products and Services Sold

Cost of products and services sold increased $12,710,000, or 27% to $59,621,000 for the quarter ended February 28, 2023, compared to $46,911,000 in the prior year quarter. Cost of products and services increased $32,429,000, or 34% to $126,621,000 in the first six months of fiscal 2023, compared to $94,192,000 in the comparative year-to-date period.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended February 28,		Six Months Ended February 28,
Cost of products and services sold	2023	2022	2023	2022
Adhesives, Sealants and Additives	63%	62%	64%	62%
Industrial Tapes	63	65	65	67
Corrosion Protection and Waterproofing	63	60	62	57
Total Company	63%	63%	64%	63%

Cost of products and services sold in the Adhesives, Sealants, and Additives segment was $30,769,000 and $67,001,000 in the current quarter and year-to-date period compared to $19,838,000 and $38,755,000 in the comparable periods in the prior year. Cost of products and services sold in the Industrial Tapes segment was $23,477,000 and $49,196,000 in the current quarter and year-to-date period compared to $21,790,000 and $44,009,000 in the comparable periods in the prior year. Cost of products and services sold in the Corrosion Protection and Waterproofing segment was $5,375,000 and $10,424,000 in the current quarter and year-to-date period compared to $5,283,000 and $11,428,000 in the comparable prior year period.

As a percentage of revenue, cost of products and services increased for both the Adhesives, Sealants and Additives and Corrosion Protection and Waterproofing segment as compared to the prior year second quarter and year-to-date period. As a percentage of revenue, cost of products and services sold decreased for the Industrial Tapes segment for the second quarter and year-to-date period. The decrease in the relative gross margin for the Adhesives, Sealants and Additives and Corrosion Protection and Waterproofing segments was primarily attributed to decreased production volume effecting overhead variances. The decrease in relative gross margin for the Adhesives, Sealants and Additives segment was also impacted by purchase accounting inventory step-up expense related to our NuCera business recorded in the prior fiscal quarter.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5,311,000, or 40% to $18,436,000 for the quarter ended February 28, 2023 compared to $13,125,000 in the prior year quarter. Selling, general and administrative expenses increased $13,543,000 or 51% to $40,043,000 in the fiscal year-to-date period compared to $26,500,000 in the same period in fiscal 2022. The quarter-to-quarter increase in expense is predominately due to the inclusion of expenses from our NuCera business (including additional amortization expected to recur in future periods and backlog intangible fully amortized during the first fiscal quarter) which was acquired on the first day of fiscal 2023. As a percentage of revenue, selling, general and administrative expenses represented 20% for both the current quarter and fiscal year-to-date periods ended February 28, 2023 and 18% for both the prior current quarter and fiscal year-to-date period for fiscal 2022.

Research and Product Development Costs

Research and product development costs increased $368,000 or 34% to $1,463,000 during the second quarter of fiscal 2023, compared to $1,095,000 in fiscal 2022. Research and product development costs increased $866,000 or 41% to $2,954,000 during the first six months of fiscal 2023, compared to $2,088,000 in the same period of fiscal 2022. The increase in research and product development costs in the current quarter and year-to-date fiscal period is primarily related to our NuCera business, which was acquired in the first month of fiscal 2023.

Operations Optimization Costs

ERP System Upgrade

During the first quarter of fiscal 2023, the Company began the process of upgrading our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations – all within the Oracle Ecosystem. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $317,000 and $857,000 in operations optimization expense related to the ERP system upgrade in the second quarter and first half of fiscal 2023, respectively.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. Chase Corporation obtained the adhesives systems operations as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company recognized $321,000 and $434,000 in operations optimization expense related to the consolidation of the Woburn, MA location during the second quarter and first half of fiscal 2023, respectively.

Loss on Impairment/write-off of right-of-use Lease Asset

The Company signed a termination agreement with the landlord for the Woburn, MA facility on the last day of the fiscal second quarter and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314,000 in the second fiscal quarter of 2023. Additionally, the Company expensed $548,000 as a lease impairment related to the Woburn, MA facility relocation, as part of the relocation of the Company’s Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line to the Company’s existing O’Hara Township, PA location in the first quarter of fiscal 2023. The total combined year-to-date expense of $862,000 is included in the Loss on impairment/write-off of right-of-use lease asset in the Condensed Consolidated Statement of Operations. The project is now substantially complete and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Loss (Gain) on Contingent Consideration

As a component of the September 1, 2020 (fiscal 2021) acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording of an accrual for $928,000 at the acquisition date, $1,664,000 and $432,000 in expense related to adjustments to the performance-based earn out accrual were recorded during the fiscal years ended August 31, 2021 and 2022, respectively. The Company recognized an expense of $128,000 and $434,000 in the second quarter and year-to-date period of fiscal 2023, respectively, and recognized a gain of $200,000 and loss of $275,000 in the prior period second quarter and year-to-date period, respectively, related to the performance-based contingent consideration.

Interest Expense

The Company recognized interest expense of $2,387,000 and $4,525,000 for the second quarter and year-to-date fiscal period ended February 28, 2023, respectively, compared to $86,000 and $173,000 for the prior comparable second quarter and year-to-date fiscal period, respectively. The increase in interest expense relates to our outstanding long-term debt which was used to fund our NuCera business acquisition at the beginning of fiscal 2023.

Other Income (Expense)

Other income (expense) was an expense of ($301,000) in the quarter ended February 28, 2023, compared to income of $20,000 in the same period in the prior year, a difference of $321,000. Other income (expense) was an expense of ($822,000) in the first six months of the fiscal year compared to income of $397,000 in the comparable period, a difference of $1,219,000. Other income (expense) primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts. The change in total other income (expense) in fiscal 2023 compared to fiscal 2022 for both the quarter-to-date and year-to-date periods was largely due to the recognition of a foreign exchange loss in fiscal 2023 as compared to a foreign exchange gain in fiscal 2022.

Income Taxes

For the three and six months ended February 28, 2023, the Company’s recognized effective tax rate was 22.6% and 22.3%, respectively. For the three and six months ended February 28, 2022, the Company’s recognized effective tax rate was 26.2% and 26.0%, respectively.

For fiscal 2023 and 2022, the Company is utilizing the 21% Federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income decreased $623,000 or 7% to $8,503,000 in the quarter ended February 28, 2023 compared to $9,126,000 in the comparable prior second quarter. Net income decreased $3,626,000 or 19% in the six month year-to-date period ended February 28, 2023 compared to $18,853,000 in the comparable six month year-to-date period. The decrease in net income is predominately caused by an increase in operating expenses and interest expense in the second quarter and first half of the fiscal period. This includes incremental depreciation and amortization related to our NuCera business, lease impairment/write-off associated with the Woburn, MA facility location, and first quarter purchase accounting adjustments related to the NuCera acquisition, which include backlog fully amortized during the first fiscal quarter – all of which negatively impacted net income over the comparable prior year quarter.

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance decreased by $279,125,000 to $36,370,000 at February 28, 2023, from $315,495,000 at August 31, 2022. The lower cash balance at February 28, 2023 was attributed to the $180,000,000 of cash drawn from the revolving credit facility prior to the end of fiscal 2022, the proceeds of which were used, together with $70,000,000 in cash on hand, to fund the acquisition of NuCera which closed on September 1, 2022 (the first day of fiscal 2023). The decrease in cash balance at February 28, 2023 is offset by cash provided by operations of $19,191,000.

Of the above-noted balances, $19,827,000 and $28,951,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of February 28, 2023 and August 31, 2022, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second quarter of fiscal 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020, 2021, or 2022. The Company repatriated $0 and $11,458,000 in U.K. foreign earnings in second quarter and year-to-date period of fiscal 2023. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $19,191,000 in the first six months of fiscal year 2023 compared to $8,757,000 in the same period of the comparable year. The increase in cash provided by operations during the current period compared to the prior year was primarily related to increase in revenue, mainly driven by our NuCera business and reduction on inventory spend.

The ratio of current assets to current liabilities was 4.8 as of February 28, 2023 compared to 12.4 (or 7.3 excluding the $180,000,000 cash drawn from our revolving credit facility to fund the NuCera acquisition) as of August 31, 2022. The decrease in the ratio of current assets to current liabilities is primarily due to the cash outflow of $250,000,000 to fund the acquisition of NuCera mentioned above.

Cash flow used in investing activities of $254,127,000 was primarily due to the purchase of NuCera, which occurred on the first day of fiscal 2023.

Cash flows used in financing activities of $44,749,000 was due to principal payments (totaling $35,000,000) on our long-term debt related to the funding of the NuCera acquisition mentioned above. Additionally, the cash flows used in financing activities was due to a cash dividend of $1.00 per share (totaling $9,500,000) to shareholders of record on November 30, 2022 and paid on December 9, 2022, the second quarter of fiscal 2023.

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and

JPMorgan Chase Bank, N.A. The Credit Agreement is used to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. The Credit Agreement includes a revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000,000 at any time, with the ability to request an increase in this amount by an additional $100,000,000 at the individual or collective option of any of the Lenders. Effective February 1, 2023, the Credit Agreement transitioned to a secured overnight financing rate (SOFR) in substitution for the London Interbank Offered Rate (LIBOR) and will commence at the next interest rate renewal period. The applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective SOFR base rate plus a SOFR adjustment based on the term of the interest rate period plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. The SOFR adjustment is based on interest rate periods of 1-month at .1%, 3-month at .15%, and 6-months at .25%. Prior to the transition to SOFR, the applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective LIBOR plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. As of February 28, 2023, the Company had $145,000,000 in long-term debt attributed to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has a weighted average interest rate of 6.5%.

The Credit Agreement has a five-year term with interest payments due at the end of the applicable LIBOR or SOFR period (but in no event less frequently than the three-month anniversary of the commencement of such LIBOR or SOFR period) and principal payment due at the expiration of the agreement, July 27, 2026. The Credit Agreement contains provisions that may replace LIBOR as the benchmark index under certain circumstances. In addition, the Company may elect a base rate option for all or a portion of the Revolving Facility, in which case interest payments shall be due with respect to such portion of the Revolving Facility on the last business day of each quarter. Subject to certain conditions set forth in the Credit Agreement, the Company may elect to convert all or a portion of the outstanding Revolving Facility into a new term loan twice during the term of the Revolving Facility (each, a “Term Loan”, and collectively with the Revolving Facility, the “Credit Facility”), which Term Loan shall be payable quarterly in equal installments sufficient to amortize the original principal amount of such Term Loan on a ten year amortization schedule.

The outstanding balance on the Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $317,889,000 at February 28, 2023. The Credit Facility is subject to restrictive covenants under the Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of 3.25 to 1.00 and a consolidated interest coverage ratio of 3.50 to 1.00 (both defined in the Credit Agreement). Chase Corporation was in compliance with the debt covenants as of February 28, 2023. The Credit Agreement requires lender approval for acquisitions over a certain size and allows for a temporary step-up in the allowed consolidated leverage ratio for the four fiscal quarters ending after certain designated acquisitions. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR or SOFR breakage fees.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the six months ended February 28, 2023 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase limits the amount of credit exposure to any one issuer.  At February 28, 2023, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of the Company’s funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of February 28, 2023, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at February 28, 2023
EUR	Euro	$8,857
GBP	British Pound	$7,036
INR	Indian Rupee	$1,027
CAD	Canadian Dollar	$316
CNY	Chinese Yuan	$271
SGD	Singapore Dollar	$119

The Company will continue to review its current cash balances denominated in foreign currency in light of current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation gain for the six months ended February 28, 2023 in the amount of $2,689,000 related to its European, Asian and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was an outstanding balance of long-term debt of $145,000,000 at February 28, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt. An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

The Company initiated the process of reviewing and implementing financial internal controls in the first quarter of the fiscal year on the operations associated with NuCera, acquired in September 2022. The Company continues to review and implement financial internal controls on the operations associated with NuCera during the first half of the fiscal year.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Chase Corporation

Dated: April 6, 2023	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: April 6, 2023	By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer