Form 10-Q
period 2023-05-31
CHASE CORP
filed 2023-07-06
CIK 830524

It

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2023

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

The number of shares of Common Stock outstanding as of June 30, 2023 was 9,506,344.

CHASE CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended May 31, 2023

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to future operating results; seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, and statements relating to future dividend payments, as well as the expected impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's businesses. Forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Investors should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 1 — Unaudited Condensed Consolidated Financial Statements

CHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	May 31,	August 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$43,071	$315,495
Accounts receivable, less allowances of $840 and $610	61,112	51,540
Inventory	77,485	63,039
Prepaid expenses and other current assets	9,720	4,374
Prepaid income taxes and refunds due	4,988	2,329
Total current assets	196,376	436,777

Property, plant and equipment, less accumulated depreciation of $59,433 and $52,503	61,918	24,248

Other Assets
Goodwill	177,736	95,160
Intangible assets, less accumulated amortization of $120,706 and $101,237	163,954	33,661
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,672	2,367
Deferred income taxes	10	5,763
Operating lease right-of-use assets	7,341	8,596
Other assets	2,839	558
Total assets	$617,296	$611,580

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$20,662	$20,122
Accrued payroll and other compensation	5,822	6,381
Income taxes payable	466	554
Accrued expenses	11,132	8,271
Total current liabilities	38,082	35,328

Long-term debt	130,000	180,000
Operating lease long-term liabilities	5,449	6,618
Deferred compensation	2,683	2,375
Accumulated pension obligation	6,655	7,431
Other liabilities	3,655	2,897
Deferred income taxes	31,221	2,282
Accrued income taxes	1,982	1,820
Total liabilities	$219,727	$238,751

Commitments and contingencies (Note 10)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,506,344 shares at May 31, 2023 and 9,462,765 shares at August 31, 2022 issued and outstanding	952	947
Additional paid-in capital	23,820	21,409
Accumulated other comprehensive loss	(15,862)	(20,367)
Retained earnings	388,659	370,840
Total equity	397,569	372,829
Total liabilities and equity	$617,296	$611,580

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Revenue
Sales	$105,821	$87,724	$301,459	$235,098
Royalties and commissions	824	895	2,359	2,484
	106,645	88,619	303,818	237,582
Costs and Expenses
Cost of products and services sold	66,437	54,438	193,058	148,630
Selling, general and administrative expenses	19,189	13,807	59,232	40,307
Research and product development costs	1,527	1,186	4,481	3,274
Operations optimization costs (Note 15)	215	59	1,506	707
Acquisition-related costs (Note 17)	—	—	29	—
Loss on impairment/write-off of long-term assets (Note 8, 15)	331	—	1,193	—
Loss (Gain) on contingent consideration (Note 12)	129	(474)	563	(199)

Operating income	18,817	19,603	43,756	44,863

Interest expense	(2,361)	(89)	(6,886)	(262)
Other (expense) income	(308)	(166)	(1,130)	231

Income before income taxes	16,148	19,348	35,740	44,832

Income taxes (Note 14)	4,056	3,803	8,421	10,434

Net income	$12,092	$15,545	$27,319	$34,398

Net income available to common shareholders, per common and common equivalent share (Note 4)

Basic	$1.27	$1.64	$2.88	$3.64

Diluted	$1.27	$1.64	$2.87	$3.62

Weighted average shares outstanding
Basic	9,430,065	9,399,231	9,422,783	9,398,778
Diluted	9,463,355	9,431,259	9,450,668	9,435,369

Annual cash dividends declared per share	$—	$—	$1.00	$1.00

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Net income	$12,092	$15,545	$27,319	$34,398

Other comprehensive income (loss):
Net unrealized gain (loss) on restricted investments, net of tax	36	(112)	4	(277)
Change in funded status of pension plans, net of tax	65	112	279	336
Pension settlement loss (gain), net of tax	(68)	—	158	—
Foreign currency translation adjustment	1,375	(3,116)	4,064	(5,174)
Total other comprehensive income (loss)	1,408	(3,116)	4,505	(5,115)

Comprehensive income	$13,500	$12,429	$31,824	$29,283

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MAY 31, 2023 AND 2022

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at February 28, 2022 (unaudited)	9,468,888	$948	$20,513	$(13,209)	$345,022	$353,274
Restricted stock grants, net of forfeitures	(298)	—	—	—	—	—
Amortization of restricted stock grants		—	613	—	—	613
Amortization of stock option grants		—	249	—	—	249
Change in funded status of pension plans, net of tax $37		—	—	112	—	112
Foreign currency translation adjustment		—	—	(3,116)	—	(3,116)
Net unrealized gain (loss) on restricted investments, net of tax ($37)		—	—	(112)	—	(112)
Net income		—	—	—	15,545	15,545
Balance at May 31, 2022 (unaudited)	9,468,590	$948	$21,375	$(16,325)	$360,567	$366,565

Balance at February 28, 2023 (unaudited)	9,506,127	$952	$23,111	$(17,270)	$376,567	$383,360
Restricted stock grants, net of forfeitures	963	—	—	—	—	—
Amortization of restricted stock grants		—	556	—	—	556
Amortization of stock option grants		—	227	—	—	227
Common stock retained to pay statutory minimum withholding taxes on common stock	(746)	—	(74)	—	—	(74)
Change in funded status of pension plans, net of tax $21		—	—	65	—	65
Pension settlement loss (gain), net of tax ($23)		—	—	(68)	—	(68)
Foreign currency translation adjustment		—	—	1,375	—	1,375
Net unrealized gain (loss) on restricted investments, net of tax $13		—	—	36	—	36
Net income		—	—	—	12,092	12,092
Balance at May 31, 2023 (unaudited)	9,506,344	$952	$23,820	$(15,862)	$388,659	$397,569

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED MAY 31, 2023 AND 2022

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2021	9,447,905	$946	$18,959	$(11,210)	$335,629	$344,324
Restricted stock grants, net of forfeitures	20,685	2	(2)	—	—	—
Amortization of restricted stock grants		—	1,721	—	—	1,721
Amortization of stock option grants		—	697	—	—	697
Cash dividend on common stock, $1.00 per share		—	—	—	(9,460)	(9,460)
Change in funded status of pension plans, net of tax $111		—	—	336	—	336
Foreign currency translation adjustment		—	—	(5,174)	—	(5,174)
Net unrealized gain (loss) on restricted investments, net of tax ($92)		—	—	(277)	—	(277)
Net income		—	—	—	34,398	34,398
Balance at May 31, 2022 (unaudited)	9,468,590	$948	$21,375	$(16,325)	$360,567	$366,565

Balance at August 31, 2022	9,462,765	$947	$21,409	$(20,367)	$370,840	$372,829
Restricted stock grants, net of forfeitures	37,922	4	(4)	—	—	—
Amortization of restricted stock grants		—	2,164	—	—	2,164
Amortization of stock option grants		—	575	—	—	575
Exercise of stock options	15,152	2	555	—	—	557
Common stock received for payment of stock option exercises	(6,140)	(1)	(556)	—	—	(557)
Common stock retained to pay statutory minimum withholding taxes on common stock	(3,355)	—	(323)	—	—	(323)
Cash dividend on common stock, $1.00 per share		—	—	—	(9,500)	(9,500)
Change in funded status of pension plans, net of tax $92		—	—	279	—	279
Pension settlement loss, net of tax $53		—	—	158	—	158
Foreign currency translation adjustment		—	—	4,064	—	4,064
Net unrealized gain (loss) on restricted investments, net of tax $2		—	—	4	—	4
Net income		—	—	—	27,319	27,319
Balance at May 31, 2023 (unaudited)	9,506,344	$952	$23,820	$(15,862)	$388,659	$397,569

See accompanying notes to the unaudited condensed consolidated financial statements

CHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Nine Months Ended May 31,
	2023	2022

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,319	$34,398
Adjustments to reconcile net income to net cash provided by operating activities
Loss on impairment/write-off of long-term assets	1,193	—
Loss on contingent consideration	563	(199)
Depreciation	6,708	2,654
Amortization	18,721	9,092
Provision for allowance for doubtful accounts	224	91
Stock-based compensation	2,739	2,418
Realized gain on restricted investments	(100)	(86)
Pension curtailment and settlement loss	158	—
Deferred taxes	(3,736)	(187)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	1,167	(5,852)
Inventory	2,094	(17,768)
Prepaid expenses and other assets	(2,251)	(573)
Accounts payable	(4,587)	(936)
Accrued compensation and other expenses	(5,566)	(1,765)
Accrued income taxes	(2,831)	(1,001)
Net cash provided by operating activities	41,815	20,286

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,729)	(3,103)
Payments for acquisitions, net of cash acquired	(249,594)	—
Changes in restricted investments	(200)	(340)
Net cash used in investing activities	(255,523)	(3,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(50,000)	—
Dividend paid	(9,500)	(9,460)
Payments of taxes on stock options and restricted stock	(323)	—
Net cash used in financing activities	(59,823)	(9,460)

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(273,531)	7,383
Effect of foreign exchange rates on cash	1,107	(2,129)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	315,495	119,429
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,071	$124,683

Non-cash Investing and Financing Activities
Common stock received for payment of stock option exercises	$557	$—
Property, plant and equipment additions included in accounts payable	$418	$207

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

The results of operations for the interim period ended May 31, 2023 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended August 31, 2022 which are contained in the Company’s 2022 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of May 31, 2023, and the results of its operations, comprehensive income, changes in equity and cash flows for the interim periods ended May 31, 2023 and 2022.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s operations based in France, including the operations of NuCera Solutions in France, are measured using the euro as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business are measured using the Indian rupee as the functional currency. The financial position and results of operations of the NuCera Solutions operations in Singapore are measured using the Singapore dollar as the functional currency. The functional currency for all of the Company’s other operations is the U.S. dollar. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items and are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of each applicable operation are included in other income (expense) on the condensed consolidated statements of operations, and were $(368) and $(654) for the three- and nine month periods ended May 31, 2023, respectively, and $94 and $431 for the three- and nine-month periods ended May 31, 2022, respectively.

Other Business Developments

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

ERP System Upgrade

During the first quarter of fiscal 2023, the Company began the process of upgrading the current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $133 and $990 in expense related to the ERP System upgrade in the third quarter and year-to-date periods, respectively, of fiscal 2023. Additionally, the Company capitalized $1,264 and $2,250 related to the ERP system upgrade in the third quarter and year-to-date periods, respectively, of fiscal 2023. Capitalized ERP is included in prepaid expenses and non-current other assets.

Relocation of previous NuCera Corporate and R&D headquarters

During the third quarter of 2023 Chase moved out of the Woodlands, TX facility (previously NuCera Corporate and R&D headquarters) to a smaller R&D facility in Houston, TX. On the last day of the third fiscal quarter, the Company signed a sublease agreement for the Woodlands office and expensed $211 as a lease impairment related to this facility in the third quarter of the fiscal period. The project is now substantially complete, and any future costs related to the facility relocation are not anticipated to be significant to the condensed consolidated financial statements.

The Company wrote-off $120 of fixed assets primarily related to the R&D relocation of the Houston, TX facility in the third quarter and year-to-date period of fiscal 2023.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021 Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. Chase Corporation obtained the adhesives systems operations as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company expensed $82 and $516 related to the consolidation of the Woburn, MA location and Woburn, MA facility closure during the third quarter and year-to-date period of fiscal 2023. The Company expensed $27 and $328 related to the consolidation of the Woburn, MA location during the third quarter and year-to-date period of fiscal 2022.

On the last day of the second quarter of 2023, the Company signed a termination agreement with the landlord for the Woburn, MA facility and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314 in the second fiscal quarter of 2023. Additionally, the Company expensed $548 as a lease impairment related to the Woburn, MA facility in the first quarter of fiscal 2023. The total combined year-to-date expense of $862 related to the Woburn, MA facility is included in the Loss on impairment/write-off of long-term assets in the Condensed Consolidated Statement of Operations. The project is now substantially complete and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Relocation of Chase Corporate Headquarters

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the fiscal year ending August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $32 and $232 were expensed in the third quarter and year-to-date period of fiscal 2022. The relocation of the Company’s corporate headquarters is complete and no costs are expected in fiscal 2023.

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $0 and $147 in expense related to the move during the third quarter and year-to-date period of fiscal 2022.

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

Note 2 — Recent Accounting Standards

Recently Adopted Accounting Pronouncements - Fiscal 2023

No new accounting pronouncements were adopted in the third quarter and year-to-date fiscal 2023 period.

Note 3 — Inventory

Inventory consisted of the following as of May 31, 2023 and August 31, 2022:

	May 31,	August 31,
	2023	2022
Raw materials	$37,738	$37,909
Work in process	9,561	9,569
Finished goods	30,186	15,561
Total Inventory	$77,485	$63,039

Note 4 — Net Income Per Share

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities under Accounting Standards Codification (ASC) Topic 260, “Earnings Per Share.” The Company allocates earnings to participating securities and computes earnings per share using the two-class method. The determination of earnings per share under the two-class method is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

Basic Earnings per Share

Net income	$12,092	$15,545	$27,319	$34,398
Less: Allocated to participating securities	97	104	227	228
Net income available to common shareholders	$11,995	$15,441	$27,092	$34,170

Basic weighted average shares outstanding	9,430,065	9,399,231	9,422,783	9,398,778
Net income per share - Basic	$1.27	$1.64	$2.88	$3.64

Diluted Earnings per Share

Net income	$12,092	$15,545	$27,319	$34,398
Less: Allocated to participating securities	97	104	227	228
Net income available to common shareholders	$11,995	$15,441	$27,092	$34,170

Basic weighted average shares outstanding	9,430,065	9,399,231	9,422,783	9,398,778
Additional dilutive common stock equivalents	33,290	32,028	27,885	36,591
Diluted weighted average shares outstanding	9,463,355	9,431,259	9,450,668	9,435,369
Net income per share - Diluted	$1.27	$1.64	$2.87	$3.62

Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options. For the three- and nine-month periods ended May 31, 2023, stock options to purchase 51,213 and 103,531 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because their inclusion would be anti-dilutive. For the three- and nine-month periods ended May 31, 2022, stock options to purchase 108,392 and 93,869 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted income per share because the inclusion would be anti-dilutive.

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

Based on the fiscal year 2022 results, 842 shares of restricted stock were forfeited subsequent to the end of fiscal year 2022 due to not meeting the performance measurement criteria. No further performance-based measurements apply to this award.

In August 2022, the Board of Directors of the Company approved the fiscal year 2023 Long Term Incentive Plan (“2023 LTIP”) for executive officers and other members of management. The 2023 LTIP is an equity-based plan with a grant date of September 1, 2022 and contains the following equity components:

Restricted Shares — (a) a performance and service-based restricted stock grant of 10,580 shares in the aggregate, subject to adjustment based on fiscal 2023 results, with a vesting date of August 31, 2025. Compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) time-based restricted stock grants of 9,918 shares and 636 shares, with vesting dates of August 31, 2025 and August 31, 2023, respectively. Compensation expense is being recognized on a ratable basis over the vesting period.

In addition to the 2023 LTIP, the Board of Directors approved a retention grant with a grant date of September 1, 2022 of an aggregate of 10,015 shares of time-based restricted stock. Out of the 10,015 shares of time-based restricted stock granted, 2,056 shares are scheduled to vest on March 1, 2023, 3,705 shares are scheduled to vest on September 1, 2023, 1,418 shares are scheduled to vest on August 31, 2024, and 2,836 shares are scheduled to vest on August 31, 2026. Compensation expense is being recognized on a ratable basis over the vesting period.

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

In the second quarter of fiscal 2023, restricted stock in the amount of 314 shares was issued to a non-executive member of management and is scheduled to vest on August 31, 2025. Additionally, options to purchase 791 shares of common stock were awarded to a non-executive member of management in the aggregate with an exercise price of $95.00 per share. The options will vest in three annual installments beginning on August 31, 2023 and ending on August 31, 2025. The options will expire ten years after the grant date. Compensation expense is being recognized on a ratable basis over the vesting period.

In the second quarter of fiscal 2023, restricted stock in the amount of 1,486 shares related to the fiscal 2023 retention grants were forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

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

In the third quarter of fiscal 2023, restricted stock in the amount of 166 shares related to the fiscal 2020 grant were forfeited in conjunction with the termination of employment of a non-executive member of management of the Company.

In the third quarter of fiscal 2023, restricted stock in the amount of 1,129 shares was issued to a non-executive member of management, with 565 shares and 564 shares vesting on March 31, 2025 and March 31, 2027, respectively. Compensation expense was recognized on a ratable basis over the vesting period.

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

The following tables summarize information about the Company’s reportable segments:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023		2022		2023		2022
Revenue
Adhesives, Sealants and Additives	$55,083		$36,771		$159,370		$99,600
Industrial Tapes	40,927		38,329		116,987		104,420
Corrosion Protection and Waterproofing	10,635		13,519		27,461		33,562
Total	$106,645		$88,619		$303,818		$237,582

Income before income taxes
Adhesives, Sealants and Additives	$9,523	(a)	$12,320	(d)	$19,268	(a), (b)	$27,719	(d)
Industrial Tapes	12,710		10,985		36,915		30,525
Corrosion Protection and Waterproofing	3,689		5,353		8,703		12,683
Total for reportable segments	25,922		28,658		64,886		70,927
Corporate and common costs	(9,774)	(c)	(9,310)	(e)	(29,146)	(c)	(26,095)	(e)
Total	$16,148		$19,348		$35,740		$44,832

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$2,361		$36		$6,886		$105
Depreciation	1,583		234		4,828		697
Amortization	4,940		2,541		18,716		7,939

Industrial Tapes
Interest	$—		$36		$—		$105
Depreciation	293		363		969		1,184
Amortization	—		383		2		1,150

Corrosion Protection and Waterproofing
Interest	$—		$17		$—		$52
Depreciation	118		138		365		385
Amortization	1		1		3		3
(a)	Includes a $129 loss in the third quarter and a $563 year-to-date loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $82 and $516 in operations optimization costs related to the move from Woburn, MA to O’Hara Township, PA in the third quarter and year-to-date period, respectively, $0 and $862 loss on impairment/write-off of long-term asset related to the Woburn, MA facility in the third quarter and year-to-date period, respectively, and $331 and $331 loss on impairment/write-off of long-term asset related to the relocation of the Woodlands, TX facility to the new NuCera-related R&D facility in Houston, TX in the third quarter and year-to-date period, respectively
(b)	Includes $2,200 of purchase accounting inventory adjustment related to the Company’s NuCera business and $2,820 of backlog amortization fully amortized related to the Company’s NuCera business both incurred during the first quarter of the fiscal year
(c)	Includes $133 and $990 of operations optimization costs in the third quarter and year-to-date period, respectively, related to the Company’s ERP upgrade
(d)	For 2022, includes $474 gain in the third quarter and a $199 year-to-date gain on the adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie, $27 and $328 in operation optimization costs in the third quarter and year-to-date period related to the move from Woburn, MA to O’Hara Township, PA and $0 and $147 of operation optimization costs in the third and year-to-date period related to the move from Newark, CA to Hickory, NC
(e)	For 2022, includes $32 and $232 of operations optimization costs in the three- and nine-month period, respectively, related to the Company’s move to the new Corporate Headquarters within Westwood, MA substantially completed in the second quarter of the fiscal year

Total assets for the Company’s reportable segments as of May 31, 2023 and August 31, 2022 were as follows:

	May 31,	August 31,
	2023	2022
Total Assets
Adhesives, Sealants and Additives	$434,885	$153,784
Industrial Tapes	85,567	87,751
Corrosion Protection and Waterproofing	32,012	33,037
Total for reportable segments	552,464	274,572
Corporate and common assets (a)	64,832	337,008
Total	$617,296	$611,580

(a)	Corporate and common assets at August 31, 2022 include $180,000 in cash drawn from the Company’s revolving credit facility and $70,000 of cash on hand in anticipation of the acquisition of NuCera, which closed on the first day of fiscal year 2023.

The Company’s products are sold worldwide. Revenue for the three- and nine-month periods ended May 31, 2023 and 2022 was attributed to operations located in the following countries:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Revenue
United States	$92,061	$76,140	$259,807	$204,009
United Kingdom	5,995	6,604	17,304	17,125
France	5,795	2,667	18,906	7,638
All other foreign (1)	2,794	3,208	7,801	8,810
Total	$106,645	$88,619	$303,818	$237,582

(1)	Consists of sales from royalty revenue attributable to its licensed manufacturer in Asia and sales originated from the Company’s foreign operations in China, India and Singapore.

As of May 31, 2023 and August 31, 2022 the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization, in the following countries:

	May 31,	August 31,
	2023	2022
Long-Lived Assets
United States
Property, plant and equipment, net	$58,950	$21,300
Goodwill and Intangible assets, less accumulated amortization	307,636	105,216

United Kingdom
Property, plant and equipment, net	1,786	1,832
Goodwill and Intangible assets, less accumulated amortization	3,516	3,318

France
Property, plant and equipment, net	314	239
Goodwill and Intangible assets, less accumulated amortization	29,885	20,130

All other foreign
Property, plant and equipment, net	868	877
Goodwill and Intangible assets, less accumulated amortization	653	157

Total
Property, plant and equipment, net	$61,918	$24,248
Goodwill and Intangible assets, less accumulated amortization	$341,690	$128,821

Note 7 — Goodwill and Other Intangibles

The changes in the carrying value of goodwill were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2022	$63,272	$21,215	$10,673	$95,160
Acquisition of NuCera Solutions	81,349	—	—	81,349
Foreign currency translation adjustment	1,216	—	11	1,227
Balance at May 31, 2023	$145,837	$21,215	$10,684	$177,736

The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified a total of three reporting units, corresponding to its three operating segments, that are used to evaluate the possible impairment of goodwill. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually or more frequently if impairment indicators occur. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material and energy costs; and various other projected operating and economic factors. When testing, fair values of the reporting units are established using discounted cash flows.

The Company has adopted Accounting Standards Update (ASU) No. 2017-04 “Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.” The Company assesses goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded.

Intangible assets subject to amortization consisted of the following as of May 31, 2023 and August 31, 2022:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
May 31, 2023
Patents and agreements	14.6	years	$1,760	$1,731	$29
Formulas and technology	7.9	years	24,223	11,428	12,795
Trade names	6.3	years	14,830	9,207	5,623
Customer lists and relationships	11.0	years	243,847	98,340	145,507
			$284,660	$120,706	$163,954

August 31, 2022
Patents and agreements	14.6	years	$1,760	$1,724	$36
Formulas and technology	7.8	years	10,730	9,961	769
Trade names	5.9	years	8,673	8,407	266
Customer lists and relationships	9.1	years	113,735	81,145	32,590
			$134,898	$101,237	$33,661

Aggregate amortization expense related to intangible assets for the nine months ended May 31, 2023 and 2022 was $18,721 and $9,092, respectively. Estimated amortization expense for the remainder of fiscal year 2023 and for the next five years is as follows:

Years ending August 31,
2023 (remaining 3 months)	4,937
2024	19,649
2025	18,049
2026	17,252
2027	14,704
2028	14,086

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

During the third quarter of 2023, Chase moved out of the Woodlands, TX facility (previously NuCera Corporate and R&D headquarters) to a smaller R&D facility in Houston, TX. On the last day of the third fiscal quarter, the Company signed a sublease agreement for the Woodlands office and expensed $211 as a lease impairment related to this facility in the third quarter of the fiscal period. The project is now substantially complete, and any future costs related to the facility relocation are not anticipated to be significant to the condensed consolidated financial statements.

The Company wrote-off $120 of fixed assets primarily related to the R&D relocation of the Houston, TX facility in the third quarter and year-to-date period of fiscal 2023. The total third quarter and year-to-date expense related to the move of $331 is included in the Loss on impairment/write-off of long-term asset in the Condensed Consolidated Statement of Operations. The project is now substantially complete and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

On the last day of the second fiscal quarter, the Company signed a termination agreement for the Woburn, MA facility and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314 in the second fiscal quarter of 2023. Additionally, the Company expensed $548 as a lease impairment related to the Woburn, MA facility in the first quarter of fiscal 2023.

The Company’s total combined year-to-date expense of $1,193 is included in the Loss on impairment/write-off of long-term assets in the Condensed Consolidated Statement of Operations.

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the condensed consolidated balance sheet as of May 31, 2023 and August 31, 2022:

	May 31,	August 31,
	2023	2022
Assets
Operating lease right-of-use assets	$7,341	$8,596

Liabilities
Current (accrued expenses)	$1,507	$1,448
Operating lease long-term liabilities	5,449	6,618
Total lease liability	$6,956	$8,066

Lease Cost

The components of lease costs for the three and nine months ended May 31, 2023 and 2022 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

Operating lease cost (a)	$1,002	$790	$3,045	$2,451

(a)	Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of Lease Liability

The maturity of the Company's lease liabilities at May 31, 2023 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2023 (remaining 3 months)	435
2024	1,656
2025	1,432
2026	1,099
2027	737
2028 and thereafter	2,226
Less: Interest	(629)
Present value of lease liabilities	$6,956

The weighted average remaining lease terms and discount rates are as follows:

	May 31,	August 31,
	2023	2022
Lease Term and Discount Rate
Weighted average remaining lease terms (years)
Operating leases	6.0	6.5
Weighted average discount rate (percentage)
Operating leases	3.2%	2.8%

Other Information

Supplemental cash flow information related to leases included in the balance sheet is as follows:

	Nine Months Ended May 31,
	2023	2022

Operating cash outflows from operating leases	$2,183	$1,311
Total cash paid for amounts included in the measurement of lease liabilities	$2,183	$1,311

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

Contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The following table presents contract assets by reportable operating segment as of May 31, 2023 and August 31, 2022:

	May 31,	August 31,
	2023	2022
Contract Assets
Adhesives, Sealants and Additives	$46	$55
Industrial Tapes	372	123
Corrosion Protection and Waterproofing	23	3
Total	$441	$181

The Company did not have any contract liabilities as of May 31, 2023 and August 31, 2022.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and nine months ended May 31, 2023 and 2022 was as follows:

	Three Months Ended May 31, 2023
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$30,416	$37,096	$9,470	$76,982
Asia\Middle East	12,557	1,456	459	14,472
Europe	11,697	1,721	556	13,974
All other foreign	413	654	150	1,217
Total Revenue	$55,083	$40,927	$10,635	$106,645

	Nine Months Ended May 31, 2023
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$84,908	$104,134	$23,923	$212,965
Asia\Middle East	38,692	5,334	1,989	46,015
Europe	34,815	5,561	1,323	41,699
All other foreign	955	1,958	226	3,139
Total Revenue	$159,370	$116,987	$27,461	$303,818

	Three Months Ended May 31, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$24,015	$34,044	$11,728	$69,787
Asia\Middle East	6,143	2,103	1,121	9,367
Europe	6,362	1,373	654	8,389
All other foreign	251	809	16	1,076
Total Revenue	$36,771	$38,329	$13,519	$88,619

	Nine Months Ended May 31, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$62,992	$93,321	$28,932	$185,245
Asia\Middle East	19,292	5,682	2,547	27,521
Europe	16,733	3,734	2,019	22,486
All other foreign	583	1,683	64	2,330
Total Revenue	$99,600	$104,420	$33,562	$237,582

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

Note 11 — Pensions and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended May 31, 2023 and 2022 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$58	$95	$206	$285
Interest cost	143	96	469	288
Expected return on plan assets	(91)	(103)	(278)	(309)
Amortization of prior service cost	1	1	3	3
Amortization of accumulated loss	85	148	368	444
Curtailment and settlement loss	(90)	—	211	—
Net periodic benefit cost	$106	$237	$979	$711

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. The Company made contributions of $1,173 in the nine months ended May 31, 2023 to fund its obligations under its pension plans, and plans to make the necessary contributions over the remainder of fiscal 2023 to ensure the qualified plan continues to be adequately funded given the current market conditions. The Company made contributions of $1,526 in the nine months ended May 31, 2022.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of May 31, 2023 and August 31, 2022:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	May 31, 2023	$2,672	$2,437	$235	$—

Restricted investments	August 31, 2022	$2,367	$2,125	$242	$—

The financial assets classified as Level 1 and Level 2 as of May 31, 2023 and August 31, 2022 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of May 31, 2023 and August 31, 2022:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	May 31, 2023	$130,000	$—	$130,000	$—
Contingent consideration	May 31, 2023	$3,342	$—	$—	$3,342

Long-term debt	August 31, 2022	$180,000	$—	$180,000	$—
Contingent consideration	August 31, 2022	$2,584	$—	$—	$2,584

The long-term debt (including any current portion of long-term debt) had a $130,000 and $180,000 balance as of May 31, 2023 and August 31, 2022, respectively. The carrying value of the long-term debt approximates its fair value and has a weighted average interest rate of 6.6% as of May 31, 2023. The interest rate is set based on the movement of the underlying market rates. See Note 16 to the condensed consolidated financial statements for additional information on long-term debt.

In connection with accounting for the ABchimie acquisition on September 1, 2020 (fiscal 2021), the Company recorded a contingent consideration liability included within Other liabilities on the condensed consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss (Gain) on contingent consideration on the condensed consolidated statement of operations until the liability is settled. As of May 31, 2023, the liability increased to $3,342 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date.

Note 13 — Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

Other comprehensive gains (losses) before reclassifications (1)	(213)	—	(5,174)	(5,387)
Reclassifications to net income of previously deferred (gains) losses (2)	(64)	336	—	272
Other comprehensive income (loss)	(277)	336	(5,174)	(5,115)

Balance at May 31, 2022	$241	$(7,643)	$(8,923)	$(16,325)

Balance at August 31, 2022	$164	$(7,200)	$(13,331)	$(20,367)

Other comprehensive gains (losses) before reclassifications (3)	78	—	4,064	4,142
Reclassifications to net income of previously deferred (gains) losses (4)	(74)	437	—	363
Other comprehensive income (loss)	4	437	4,064	4,505

Balance at May 31, 2023	$168	$(6,763)	$(9,267)	$(15,862)
(1)	Net of tax expense of $70, $0 and $0, respectively.
(2)	Net of tax expense of $22, tax benefit of $111 and $0, respectively.
(3)	Net of tax benefit of $28, $0 and $0, respectively.
(4)	Net of tax expense of $26, tax benefit of $145 and $0, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the unaudited condensed consolidated statements of income:

					Location of Gain (Loss)
					Reclassified from
	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive				Accumulated
	Income (Loss) into Income				Other Comprehensive
	Three Months Ended May 31,		Nine Months Ended May 31,		Income (Loss)
	2023	2022	2023	2022	into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(10)	$(6)	$(100)	$(86)	Selling, general and administrative expenses
Tax expense (benefit)	3	1	26	22
Gain net of tax	$(7)	$(5)	$(74)	$(64)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	86	149	371	447	Other (expense) income
Settlement and curtailment loss	(90)	—	211	—	Other (expense) income
Tax expense (benefit)	1	(37)	(145)	(111)
Loss net of tax	$(3)	$112	$437	$336

Total net loss reclassified for the period	$(10)	$107	$363	$272

Note 14 — Income Taxes

For the three and nine months ended May 31, 2023, the Company’s recognized effective tax rate was 25.1% and 23.6%, respectively. For the three and nine months ended May 31, 2022, the Company’s recognized effective tax rate was 19.7% and 23.3%, respectively.

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for the third quarter and year-to-date fiscal periods ended May 31, 2023 and 2022.

In addition, the Company also recognizes an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the third quarter and year-to-date fiscal periods ended May 31, 2023 and 2022. Additionally, the Company concluded that the Base Erosion and Anti-Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on its effective tax rate for the third quarter and year-to-date fiscal periods ended May 31, 2023 and 2022.

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During the third quarter and year-to-date fiscal periods ended May 31, 2023, FDII had a favorable impact on the Company’s effective tax rate.

The Inflation Reduction Act ("IRA") was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on “adjusted financial statement income” for applicable corporations and a 1% excise tax on repurchases of stock. These provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our reported results, cash flows or financial position.

0Note 15 — Operations Optimization Costs

ERP System Upgrade

During the first quarter of fiscal 2023, the Company began the process of upgrading our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $133 and $990 in operations optimization expense related to the ERP system upgrade in the third quarter and nine-month period of fiscal 2023, respectively.

Relocation of previous NuCera Corporate and R&D headquarters

During the third quarter of 2023 Chase moved out of the Woodlands, TX facility (previously NuCera Corporate and R&D headquarters) to a smaller R&D facility in Houston, TX. On the last day of the third fiscal quarter, the Company signed a sublease agreement for the Woodlands office and expensed $211 as a lease impairment related to this facility in the third quarter of the fiscal period. The project is now substantially complete, and any future costs related to the facility relocation are not anticipated to be significant to the condensed consolidated financial statements.

The Company wrote-off $120 of fixed assets primarily related to the R&D relocation of the Houston, TX facility in the third quarter and year-to-date period of fiscal 2023. The total third quarter and year-to-date expense related to the move of $331 is included in the Loss on impairment/write-off of long-term asset in the Condensed Consolidated Statement of Operations. The project is now substantially complete and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. Chase obtained the adhesives systems operations as part of its fiscal 2017 acquisition of the operations of Resin Designs. Operations optimization costs related to the consolidation of the Woburn, MA location of $82 and $516 were expensed in the third quarter and first nine-month period of fiscal 2023, respectively. Operations optimization costs related to the consolidation of the Woburn, MA location of $27 and $328 was expensed in the third quarter and year-to-date period of fiscal 2022.

On the last day of the second fiscal quarter, the Company signed a termination agreement with the landlord for the Woburn, MA facility and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314 in the second fiscal quarter of 2023. Additionally, the Company expensed $548 as a lease impairment related to the Woburn, MA facility in the first quarter of fiscal 2023. The total year-to-date expense related to the Woburn, MA facility of $862 is included in the Loss on impairment/write-off of long-term asset in the Condensed Consolidated Statement of Operations. The project is now substantially complete and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

Relocation of Chase Corporate Headquarters

The Company completed the relocation of its corporate headquarters to another location within Westwood, MA during the fiscal year ended August 31, 2022. The move, part of the Company’s ongoing consolidation and optimization initiative, capitalizes on the hybrid work model utilized by many of Chase’s corporate and administrative employees and is expected to provide future operational cost savings. The new facility also consolidates and houses research and development operations previously conducted at the previous Westwood, MA and Woburn, MA locations. Operations optimization costs related to the Westwood move of $32 and $232 were expensed in the third quarter and year-to-date period of fiscal 2022, respectively. The project is complete and future costs related to the move are not anticipated in fiscal 2023.

Relocation of Sealants Systems Manufacturing to Hickory, NC

During the second quarter of fiscal 2021, Chase began moving the sealant systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, from its Newark, CA location to its Hickory, NC facility. This is in line with the Company’s ongoing initiative to consolidate its manufacturing plants and streamline its existing processes. The sealant systems operations and Newark, CA location came to Chase Corporation as part of the fiscal 2017 acquisition of the operations of Resin Designs, and the Company’s lease there terminated in fiscal 2021. The Company recognized $0 and $147 of expense related to the move during the third quarter and year-to-date period, respectively, of fiscal 2022. This project is complete and any future costs related to this move are not anticipated.

Note 16 — Long-Term Debt

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The Credit Agreement is used to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. The Credit Agreement includes a revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000 at any time, with the ability to request an increase in this amount by an additional $100,000 at the individual or collective option of any of the Lenders. Effective February 1, 2023, the Credit Agreement transitioned to a secured overnight financing rate (SOFR) in substitution for the London Interbank Offered Rate (LIBOR) and will commence at the next interest rate renewal period. The applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective SOFR base rate plus a SOFR adjustment based on the term of the interest rate period plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. The SOFR adjustment is based on interest rate periods of 1-month at .1%, 3-months at .15%, and 6-months at .25%. Prior to the transition to SOFR, the applicable interest rate for the Revolving Facility and Term Loan is based on the effective LIBOR plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. As of May 31, 2023, the Company had $130,000 in long-term debt related to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has a weighted average interest rate of 6.6% as of May 31, 2023.

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

The outstanding balance on the Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $328,788 at May 31, 2023. The Credit Facility is subject to restrictive covenants under the Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of no greater than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.50 to 1.00 (both defined in the Credit Agreement). The Credit Agreement requires lender permission for acquisitions over a certain size, and allows the company to temporarily modify the consolidated leverage ratio when an acquisition greater than $50,000 is consummated during an applicable measurement period. Due to the NuCera acquisition, the consolidated leverage ratio was not to exceed 3.75 to 1.00 as of the end of the four fiscal quarters following the acquisition. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR or SOFR breakage fees. Chase Corporation was in compliance with the debt covenants under the Credit Agreement as of May 31, 2023.

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

The following table summarizes the purchase consideration and the preliminary purchase price allocation to estimate fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Allocation of the Purchase Price

Preliminary Purchase Price Allocation	Amount
Cash consideration	$250,092
Total fair value of consideration transferred	250,092

Assets acquired:
Cash and cash equivalents	$498
Accounts receivable	10,392
Inventory	16,063
Prepaid and other current assets	4,849
Property, plant & equipment	38,489
Operating lease right-of-use assets	579
Goodwill	81,349
Intangible assets	148,021
Other assets	211
Total assets acquired	300,451

Liabilities assumed:
Accounts payable	$4,731
Accrued expenses	6,582
Income taxes payable	167
Operating lease long-term liabilities	474
Deferred income taxes	38,306
Accrued income taxes	99
Total liabilities assumed	50,359
Net assets acquired	$250,092

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

The preliminary purchase price allocation resulted in goodwill of $81,349 of which $1,147 is deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and assumed liabilities representing the estimated economic value attributable to future operations.

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

The revenue and net loss for the results of operations for NuCera was $16,181 and ($2,080) in the third quarter of fiscal 2023. The revenue and net loss for the results of operations for NuCera was $53,879 and ($7,732) for the year-to-date period of fiscal 2023.

The pro forma summary below presents the results of operations as if the NuCera acquisition occurred on September 1, 2021. Proforma adjustments for the three months ended May 31, 2022 includes $3,064 of incremental amortization expense from acquired intangible assets, $2,308 of incremental interest expense, and the tax related impact. Proforma adjustments for the nine months ended May 31, 2022 includes $12,003 of incremental amortization expense from acquired intangible assets, $2,240 of inventory step-up, $6,833 of incremental interest expense, and the tax related impact. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent Chase’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Chase’s future consolidated results of operations.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

Revenue	$106,645	$113,573	$303,818	$302,079
Net income	12,092	15,825	27,319	31,340

Note 18 – Subsequent Event

Long-Term Debt Payment

On June 30, 2023, the Company made payments of $10,000 on our revolving debt facility decreasing the balance of long-term debt to $120,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations for the third quarter and nine-month period ending May 31, 2023. It should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2022.

Executive Overview

Results of Operations

The Company’s revenue grew in the third fiscal quarter ended May 31, 2023, with the Adhesives, Sealants and Additives and Industrial Tapes operating segments surpassing revenue achieved in the prior comparable quarter. The increase for the third quarter of the fiscal period was primarily attributed to inorganic growth from our NuCera Solutions (“NuCera”) business acquired in the first month of fiscal 2023 and our electronic and industrial coatings product line (included within our Adhesives, Sealants and Additives operating segment) coupled with revenue generated from our specialty products and pulling and detection product lines (included within our Industrial Tapes operating segment). Tempering the overall increase in third quarter revenue was decreased demand seen in our Corrosion Protection and Waterproofing operating segment.

The Company’s gross margin as a percentage of revenue was 37.7% and 36.5% in the third quarter and nine-month period of fiscal 2023, compared to 38.6% and 37.4% in the third quarter and nine-month period of fiscal 2022, respectively. Despite the Company’s sales growth in both the third quarter and year-to-date period, the Company continues to have less favorable gross margin compared to the comparable prior year period. The decrease in gross margin percentage in the comparable third quarter and nine-month period is primarily attributed to lower gross margin from our NuCera business. Additionally, the Company’s gross margin for the third quarter and year-to-date period was negatively impacted by customer destocking caused by customer inventory reduction initiatives seen in the third quarter and year-to-date period of fiscal 2023.

After being negatively impacted by inflationary pressures in fiscal 2022, the gross margin for our organic business has stabilized due to measures implemented in fiscal 2022, including sales price increases fully realized in the first half of fiscal 2023 and the Company’s supply chain strategy to actively explore secondary sourcing initiatives to locate alternative suppliers for our critical raw materials. Inflationary pressures did not have a significant impact on our profitability in the third quarter and year-to-date fiscal period.

The Company’s operating expenses increased in the third quarter and nine-month period of fiscal 2023 over the comparable prior periods. The increase in operating expenses is attributed to incremental monthly depreciation and amortization related to our NuCera business, lease impairment and write-off of long-term assets, and first quarter purchase accounting adjustments (including backlog fully amortized during the first fiscal quarter of the fiscal period), all of which negatively impacted operating income over the third quarter and year-to-date fiscal period.

Balance Sheet and Cash Flow

Chase Corporation’s balance sheet remained healthy as of May 31, 2023, with cash on hand of $43,071,000, and a current ratio of 5.2. The Company’s cash position remained steady including cash flow from operations and debt paydown. The Company’s disciplined inventory reduction approach in the third quarter has continued to allow the Company to make subsequent payments on our long-term debt and improve cash flow. Furthermore, during the second fiscal quarter Chase Corporation paid out an annual cash dividend of $9,500,000 on December 9, 2022.

The Company had a $130,000,000 outstanding balance on its $200,000,000 revolving credit facility as of May 31, 2023, related to the funding of the NuCera acquisition as noted above. The revolving credit facility, which was amended and restated in July 2021 to increase its capacity from $150,000,000 to $200,000,000, allows for the Company to pay down debt with excess cash, while retaining access to immediate liquidity to fund future accretive activities, including mergers and acquisitions, as they are identified. The facility also gives Chase the ability to request an increase in this amount by an additional $100,000,000 ($300,000,000 in total borrowing capacity) at the individual or collective option of any of the lenders. The facility matures in July 2026.

Results of Operations

Revenue

Total revenue increased $18,026,000, or 20% to $106,645,000 for the quarter ended May 31, 2023, compared to $88,619,000 in the same quarter of the prior year. Out of the $18,026,000 increase in quarterly revenue, 90% relates to inorganic revenue from our NuCera business and the remaining increase in revenue is primarily attributed to sales price increases fully realized in fiscal 2023. Total revenue increased $66,236,000, or 28% to $303,818,000, in the fiscal year-to-date period compared to $237,582,000 in the comparable period in fiscal 2022. Out of the $66,236,000 increase in fiscal year-to-date revenue, 81% relates to inorganic revenue from our NuCera business. The remaining increase in revenue is primarily attributed to sales price increases fully realized in fiscal 2023.

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

Revenue and income before income taxes by segment we are follows (dollars in thousands):

	Three			Three			Nine			Nine
	Months Ended		% of	Months Ended		% of	Months Ended		% of	Months Ended		% of
	May 31,		Total	May 31,		Total	May 31,		Total	May 31,		Total
	2023		Revenue	2022		Revenue	2023		Revenue	2022		Revenue

Revenue
Adhesives, Sealants and Additives	$55,083		52%	$36,771		41%	$159,370		52%	$99,600		42%
Industrial Tapes	40,927		38%	38,329		43%	116,987		39%	104,420		44%
Corrosion Protection and Waterproofing	10,635		10%	13,519		15%	27,461		9%	33,562		14%
Total	$106,645			$88,619			$303,818			$237,582

	Three			Three			Nine			Nine
	Months Ended		% of	Months Ended		% of	Months Ended		% of	Months Ended		% of
	May 31,		Segment	May 31,		Segment	May 31,		Segment	May 31,		Segment
	2023		Revenue	2022		Revenue	2023		Revenue	2022		Revenue
Income before income taxes
Adhesives, Sealants and Additives	$9,523	(a)	17%	$12,320	(d)	34%	$19,268	(a), (b)	12%	$27,719	(d)	28%
Industrial Tapes	12,710		31%	10,985		29%	36,915		32%	30,525		29%
Corrosion Protection and Waterproofing	3,689		35%	5,353		40%	8,703		32%	12,683		38%
Total for reportable segments	25,922		24%	28,658		32%	64,886		21%	70,927		30%
Corporate and Common Costs	(9,774)	(c)		(9,310)	(e)		(29,146)	(c)		(26,095)	(e)
Total	$16,148		15%	$19,348		22%	$35,740		12%	$44,832		19%

Note: Some percentage of total revenue amounts may not sum to 100% due to rounding.

(a)	Includes a $129 loss in the third quarter and a $563 year-to-date loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $82 and $516 in operations optimization costs related to the move from Woburn, MA to O’Hara Township, PA in the third quarter and year-to-date period, respectively, $0 and $862 loss on impairment/write-off of long-term assets related to the Woburn, MA facility in the third quarter and year-to-date period, respectively, and $331 and $331 loss on impairment/write-off of long-term assets related to the relocation of the Woodlands, TX facility to the new NuCera-related R&D facility in Houston, TX in the third quarter and year-to-date period, respectively
(b)	Includes $2,200 of purchase accounting inventory adjustment related to the Company’s NuCera business and $2,820 of backlog amortization fully amortized related to the Company’s NuCera business both incurred during the first quarter of the fiscal year
(c)	Includes $133 and $990 of operations optimization costs in the third quarter and year-to-date period, respectively, related to the Company’s ERP upgrade
(d)	For 2022, includes a $474 gain in the third quarter and a $199 year-to-date gain on the adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie and $27 and $328 in operation optimization costs in the third quarter and year-to-date period related to the move from Woburn, MA to O’Hara Township, PA and $0 and $147 of operation optimization costs in the third and year-to-date period related to the move from Newark, CA to Hickory, NC
(e)	For 2022, includes $32 and $232 of operations optimization costs in the three- and nine-month period, respectively, related to the Company’s move to the new Corporate Headquarters within Westwood, MA substantially completed in the second quarter of the fiscal year

Revenue for our Adhesives, Sealants and Additives segment increased in the third quarter and year-to-date period against the comparable prior year periods. The segment revenue increased $18,312,000, or 50% and $59,770,000, or 60% in the current quarter and year-to-date period, respectively. The third quarter and year-to-date revenue increase was predominately due to the inorganic growth from our NuCera business acquired on the first day of fiscal 2023, totaling $16,181,000 and $53,879,000 in the third quarter and year-to-date period, respectively. The remaining revenue increase for the third fiscal quarter and first nine-month period of the fiscal year was primarily attributed to sales price increases realized over the comparable prior periods and increased demand for our world-wide focused electronic and industrial coatings product line, totaling $5,700,000 and $9,069,000 in the third quarter and nine-month period of fiscal 2023. Partially offsetting this increase in revenue in the third fiscal quarter and year-to-date period was reduction in revenue in our organic functional additives product line due to decreased customer demand in North America over the comparable prior fiscal quarter, totaling $3,569,000 and $3,178,000 in the current fiscal quarter and year-to-date period, respectively.

Revenue for our Industrial Tapes segment increased in the third quarter and year-to-date period over the comparable prior year periods. The segment revenue increased $2,598,000, or 7% and $12,567,000, or 12% in the current quarter and year-to-date period, respectively. Sales price increases realized over the prior year periods and increased demand for our North American-focused specialty products and pulling and detection product line, which increased by $4,056,000 and $6,638,000, respectively, positively impacted revenue for the third quarter and year-to-date period. In addition, our North American-focused cable materials product line continues to experience a year-to-date increase in revenue over the comparable year-to-date period, totaling $7,754,000. Partially offsetting the increase in third quarter revenue was a decrease in demand in our cable materials product line over the comparable prior year quarter due to previous year increased demand attributed to customer inventory increase initiatives in reaction to supply chain shortages, totaling a decrease of $467,000. Also tempering the overall increase in revenue for the segment was a third quarter and year-to-date reduction in sales volume from our Asia-focused electronic materials product line, totaling $991,000 and $1,825,000 in the current quarter and year-to-date period, respectively.

Revenue in the Company’s Corrosion Protection and Waterproofing segment decreased in the third quarter and year-to-date period over the comparable prior year periods. The segment revenue decreased $2,884,000, or 21% and $6,101,000, or 18% in the current quarter and year-to-date period, respectively. Negatively impacting sales for the segment was a reduction in sales volume for our building envelope product line over the comparable prior year periods attributed to customer destocking, totaling $600,000 and $3,187,000 in the third quarter and year-to-date periods, respectively. Also, negatively impacting sales for the segment was a reduction in sales volume for our coating and linings product line in the third quarter and year-to-date period primarily attributed to delayed customer projects due to the extended rainy season in the west coast of North America. This was coupled with increased prior year demand due to customer inventory increase initiatives in reaction to supply chain shortages, totaling $550,000 and $1,522,000 in the current quarter and year-to-date period. Additionally, negatively impacting segment sales was our pipeline coatings product line attributed to delayed projects in the Middle East market over the prior comparable quarter and year-to-date period coupled with customer destocking initiatives in North American oil and gas markets, totaling $1,631,000 and $1,550,000 in the current quarter and year-to-date period, respectively. Furthermore, negatively impacting segment sales was decreased demand in our bridge and highway product line for the third quarter due to delayed bridge and highway projects in North America, totaling $103,000. However, our bridge and highway product line is experiencing an increase in revenue for the year-to-date period, totaling $158,000.

Cost of Products and Services Sold

Cost of products and service sold increased $11,999,000, or 22% to $66,437,000 for the quarter ended May 31, 2023, compared to $54,438,000 in the prior year quarter. Cost of products and services sold increased $44,428,000, or 30% to $193,058,000 in the first nine months of fiscal 2023, compared to $148,630,000 in the comparative year-to-date period.

The following table summarizes the cost of products and services sold as a percentage of revenue for each of Chase Corporation’s reportable operating segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
Cost of products and services sold	2023	2022	2023	2022
Adhesives, Sealants and Additives	61%	57%	63%	60%
Industrial Tapes	65	67	65	67
Corrosion Protection and Waterproofing	58	56	61	56
Total Company	62%	61%	64%	63%

Cost of products and services sold in the Adhesives, Sealants and Additives segment was $33,620,000 and $100,621,000 in the current quarter and year-to-date period compared to $21,073,000 and $59,828,000 in the comparable periods in the prior year. Cost of products and services sold in the Industrial Tapes segment was $26,609,000 and $75,805,000 in the current quarter and year-to-date period compared to $25,836,000 and $69,845,000 in the comparable periods in the prior year. Cost of products and services sold in the Corrosion Protection and Waterproofing segment was $6,208,000 and $16,632,000 in the current quarter and year-to-date period compared to $7,529,000 and $18,957,000 in the comparable prior year period.

As a percentage of revenue, cost of products and services increased for both the Adhesives, Sealants and Additives and Corrosion Protection and Waterproofing segment as compared to the prior year third quarter and year-to-date periods. The decrease in relative gross margin for our Adhesives, Sealants and Additives segment in the third quarter and year-to-date period was impacted by lower historical gross margin from our NuCera business. The decrease in the relative gross margin for the Corrosion Protection and Waterproofing segment for the third quarter and nine-month period was primarily attributed to decreased production volume affecting overheard variances. As a percentage of revenue, cost of products and services sold decreased for the Industrial Tapes segment for the third quarter and year-to-date periods due to sales price increases realized during the year 2023.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5,382,000, or 39% to $19,189,000 for the quarter ended May 31, 2023 compared to $13,807,000 in the prior year quarter. Selling, general and administrative expenses increased $18,925,000, or 47% to $59,232,000 in the fiscal year-to-date period compared to $40,307,000 in the same period in fiscal 2022. The quarter-to-quarter increase in expense is predominately due to the inclusion of expenses from our NuCera business (including additional amortization expected to recur in future periods and backlog intangible that was fully amortized during the first fiscal quarter), which was acquired on the first day of fiscal 2023. As a percentage of revenue, selling, general and administrative expenses represented 18% and 19% for the third quarter and year-to-date period, respectively, ended May 31, 2023 and 16% and 17% for the prior third quarter and year-to-date period, respectively, ended May 31, 2022.

Research and Product Development Costs

Research and product development costs increased $341,000, or 29% to $1,527,000 during the third quarter of fiscal 2023, compared to $1,186,000 in fiscal 2022. Research and product development costs increased $1,207,000, or 37% to $4,481,000 during the first nine months of fiscal 2023, compared to $3,274,000 in the same period of fiscal 2022. The increase in research and product development costs in the current quarter and year-to-date fiscal period is primarily related to our NuCera business, which was acquired in the first month of fiscal 2023.

Operations Optimization Costs

ERP System Upgrade

During the first quarter of fiscal 2023, the Company began the process of upgrading our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $133,000 and $990,000 in operations optimization expense related to the ERP system upgrade in the third quarter and nine-month period of fiscal 2023, respectively.

Relocation of Adhesives Systems Manufacturing to O'Hara Township, PA

During the third quarter of fiscal 2021, Chase announced to the employees at its Woburn, MA location that its adhesives systems operations, part of the Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line, would be consolidating into the Company’s existing O'Hara Township, PA location. Chase Corporation obtained the adhesives systems operations as part of its fiscal 2017 acquisition of the operations of Resin Designs. The Company recognized $82,000 and $516,000 in operations optimization expense related to the consolidation of the Woburn, MA location during the third quarter and first nine-month period of fiscal 2023, respectively. The Company recognized $27,000 and $328,000 in operations optimization expense related to the consolidation of the Woburn location during the third quarter and first nine-month period of fiscal 2022, respectively.

Loss on Impairment/write-off of long-term assets

As part of the Company’s ongoing consolidation and optimization initiative, during the third quarter of 2023 Chase moved out of the Woodlands, TX facility (previously NuCera Corporate and R&D headquarters) to a smaller R&D facility in Houston, TX. On the last day of the third fiscal quarter, the Company signed a sublease agreement for the Woodlands office and expensed $211,000 as a lease impairment related to this facility in the third quarter of the fiscal period. The project is now substantially complete, and any future costs related to the facility relocation are not anticipated to be significant to the condensed consolidated financial statements.

The Company wrote off $120,000 of fixed assets primarily related to the R&D relocation of the Houston, TX facility in the third quarter and year-to-date period of fiscal 2023.

On the last day of the second fiscal quarter, the Company signed a termination agreement with the landlord for the Woburn, MA facility and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314,000 in the second fiscal quarter of 2023. Additionally, the Company expensed $548,000 as a lease impairment related to the Woburn, MA facility relocation, as part of the relocation of the Company’s Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line to the Company’s existing O’Hara Township, PA location in the first quarter of fiscal 2023. The project is now substantially complete and any future costs related to this move are not anticipated to be significant to the condensed consolidated financial statements.

The Company’s total combined year-to-date expense of $1,193,000 is included in the Loss on impairment/write-off of long-term assets in the Condensed Consolidated Statement of Operations.

Loss (Gain) on Contingent Consideration

As part of the September 1, 2020 (fiscal 2021) acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording of an accrual for $928,000 at the acquisition date, $1,664,000 and $432,000 in expenses related to adjustments to the performance-based earn out accrual were recorded during the fiscal years ended August 31, 2021 and 2022, respectively. The Company recognized an expense of $129,000 and $563,000 in the third quarter and year-to-date period of fiscal 2023, respectively, and recognized a gain of $474,000 and gain of $199,000 in the prior period third quarter and year-to-date period, respectively, related to the performance-based contingent consideration.

Interest Expense

The Company recognized interest expense of $2,361,000 and $6,886,000 for the third quarter and year-to-date fiscal period ended May 31, 2023, respectively, compared to $89,000 and $262,000 for the prior comparable third quarter and year-to-date fiscal period, respectively. The increase in interest expense relates to our outstanding long-term debt which was used to fund our NuCera business acquisition at the beginning of fiscal 2023.

Other (Expense) Income

Other (expense) income was an expense of ($308,000) in the quarter ended May 31, 2023, compared to expense of ($166,000) in the same period in the prior year, a difference of $142,000. Other (expense) income was an expense of ($1,130,000) in the first nine months of the fiscal year compared to income of $231,000 in the comparable period, a difference of $1,361,000. Other (expense) income primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts. The change in total other (expense) income in fiscal 2023 compared to fiscal 2022 for the third quarter and nine-month period was largely due to the recognition of a foreign exchange loss in fiscal 2023 as compared to a foreign exchange gain in fiscal 2022.

Income Taxes

For the three and nine months ended May 31, 2023, the Company’s recognized effective tax rate was 25.1% and 23.6%, respectively. For the three and nine months ended May 31, 2022, the Company’s recognized effective tax rate was 19.7% and 23.3%, respectively.

For fiscal 2023 and 2022, the Company is utilizing the 21% Federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income decreased $3,453,000, or 22.2% to $12,092,000 in the quarter ended May 31, 2023 compared to $15,545,000 in the comparable prior third quarter. Net income decreased $7,079,000, or 21% to $27,319,000 in the nine-month period ended May 31, 2023 compared to $34,398,000 in the comparable prior nine-month period. The decrease in net income is predominately caused by an increase in operating expenses and interest expense in the third quarter and year-to-date fiscal period. This includes incremental depreciation and amortization related to our NuCera business, lease impairment/write-off of right of use asset, and first quarter purchase accounting adjustments related to the NuCera acquisition, which include backlog fully amortized during the first fiscal quarter – all of which negatively impacted net income over the comparable prior year quarter.

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance decreased by $272,424,000 to $43,071,000 at May 31, 2023, from $315,495,000 at August 31, 2022. The lower cash balance at May 31, 2023 was attributed to the $180,000,000 of cash drawn from the revolving credit facility prior to the end of fiscal 2022, the proceeds of which were used, together with $70,000,000 in cash on hand, to fund the acquisition of NuCera which closed on September 1, 2022 (the first day of fiscal 2023). The decrease in cash balance at May 31, 2023 is offset by cash provided by operations of $41,815,000.

Of the above-noted balances, $22,714,000 and $28,951,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of May 31, 2023 and August 31, 2022, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second quarter of fiscal 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020, 2021, or 2022. The Company repatriated $0 and $11,458,000 in U.K. foreign earnings in third quarter and year-to-date period of fiscal 2023. Please see Note 14 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $41,815,000 in the first nine months of fiscal year 2023 compared to $20,286,000 in the same period of the comparable year. The increase in cash provided by operations during the current period compared to the prior year was primarily related to increase in revenue, mainly driven by our NuCera business and reduction on inventory spend.

The ratio of current assets to current liabilities was 5.2 as of May 31, 2023 compared to 12.4 (or 7.3 excluding the $180,000,000 cash drawn from our revolving credit facility to fund the NuCera acquisition) as of August 31, 2022. The decrease in the ratio of current assets to current liabilities is primarily due to the cash outflow of $250,000,000 to fund the acquisition of NuCera mentioned above.

Cash flow used in investing activities of $255,523,000 was primarily due to the purchase of NuCera, which occurred on the first day of fiscal 2023.

Cash flows used in financing activities of $59,823,000 was due to principal payments (totaling $50,000,000) on our long-term debt related to the funding of the NuCera acquisition mentioned above. Additionally, the cash flows used in financing activities was due to a cash dividend of $1.00 per share (totaling $9,500,000) to shareholders of record on November 30, 2022 and paid on December 9, 2022, the second quarter of fiscal 2023.

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The Credit Agreement is used to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. The Credit Agreement includes a revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000,000 at any time, with the ability to request an increase in this amount by an additional $100,000,000 at the individual or collective option of any of the Lenders. Effective February 1, 2023, the Credit Agreement transitioned to a secured overnight financing rate (SOFR) in substitution for the London Interbank Offered Rate (LIBOR) and will commence at the next interest rate renewal period. The applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective SOFR base rate plus a SOFR adjustment based on the term of the interest rate period plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. The SOFR adjustment is based on interest rate periods of 1-month at .1%, 3-months at .15%, and 6-months at .25%. Prior to the transition to SOFR, the applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective LIBOR plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. As of May 31, 2023, the Company had $130,000,000 in long-term debt attributed to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has a weighted average interest rate of 6.6%.

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

The outstanding balance on the Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $328,788,000 at May 31, 2023. The Credit Facility is subject to restrictive covenants under the Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of no greater than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.50 to 1.00 (both defined in the Credit Agreement). The Credit Agreement requires lender approval for acquisitions over a certain size and allows for a temporary step-up in the allowed consolidated leverage ratio, to 3.75 to 1.00, for the four fiscal quarters ending after certain designated acquisitions, including the NuCera acquisition in the first quarter of fiscal 2023. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR or SOFR breakage fees. Chase Corporation was in compliance with the debt covenants as of May 31, 2023.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies, judgments, and estimates. Management believes there have been no material changes during the nine months ended May 31, 2023 to the critical accounting policies reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Chase limits the amount of credit exposure to any one issuer. At May 31, 2023, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of the Company’s funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

Chase’s U.S. operations have limited currency exposure since substantially all transactions are denominated in U.S. dollars. However, the Company’s European and Asian operations are subject to currency exchange fluctuations. The Company continues to review its policies and procedures to control this exposure while maintaining the benefit from these operations and sales not denominated in U.S. dollars. The effect of an immediate hypothetical 10% change in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar would not have a material direct effect on the Company’s overall liquidity. As of May 31, 2023, the Company had cash balances in the following foreign currencies (with USD equivalents, dollars in thousands):

Currency Code	Currency Name	USD Equivalent at May 31, 2023
GBP	British Pound	$9,379
EUR	Euro	$8,881
INR	Indian Rupee	$1,260
CAD	Canadian Dollar	$677
CNY	Chinese Yuan	$246
SGD	Singapore Dollar	$181

The Company will continue to review its current cash balances denominated in foreign currency in light of current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation gain for the nine months ended May 31, 2023 in the amount of $4,064,000 related to its European, Asian and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was an outstanding balance of long-term debt of $130,000,000 at May 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital,” together with Note 12 — “Fair Value Measurements” and Note 16 — “Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding long-term debt. An immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Changes in internal control over financial reporting

The Company initiated the process of reviewing and implementing financial internal controls in the first quarter of the fiscal year on the operations associated with NuCera, acquired in September 2022. The Company continues to review and implement financial internal controls on the operations associated with NuCera during the third quarter and year-to-date period of the fiscal year.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Chase Corporation

Dated: July 6, 2023	By:	/s/ Adam P. Chase
Adam P. Chase
President and Chief Executive Officer

Dated: July 6, 2023	By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer