Form 10-K
period 2023-08-31
CHASE CORP
filed 2023-11-09
CIK 830524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

AUGUST 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether an of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2023, was approximately $542,820,000.

As of October 31, 2023, the Company had outstanding 9,522,749 shares of common stock, $0.10 par value, which is its only class of common stock.

CHASE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2023

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; our pending merger, seasonality expectations; plans for the development, utilization or disposal of manufacturing facilities; future economic conditions; our expectations as to legal proceedings; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may also include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, statements relating to future dividend payments, as well as public health issues, including epidemics or pandemics such as the coronavirus disease 2019 (COVID-19) pandemic on the Company's businesses and the impact of inflation and other market forces. Forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Use of Non-GAAP Financial Measures

The Company has used non-GAAP financial measures in Part III in this Form 10-K. EBITDA, Adjusted EBITDA and Adjusted EBITDAX are non-GAAP financial measures. The Company believes that EBITDA, Adjusted EBITDA and Adjusted EBITDAX are useful performance measures as they are used by its executive management team to measure operating performance, to allocate resources to enhance the financial performance of its business, to evaluate the effectiveness of its business strategies and to communicate with its board of directors and investors concerning its financial performance. The Company believes EBITDA, Adjusted EBITDA and Adjusted EBITDAX are commonly used by financial analysts and others in the industries in which the Company operates, and thus provide useful information to investors. However, Chase’s calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDAX may not be comparable to similarly-titled measures published by others. Non-GAAP financial measures should be considered in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP.

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

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are generally used in, or integrated into, another company’s product. Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, personal care, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and cleaners, and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions, specialty polymers and superabsorbent polymers. Beginning September 1, 2022 (first day of fiscal 2023), the Adhesives, Sealants and Additives segment includes the acquired operations of NuCera Solutions (“NuCera”), within the functional additives product line.

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

Our manufacturing facilities are distinct to their respective segments apart from our O’Hara Township, PA, Blawnox, PA and Hickory, NC facilities, which manufacture products related to a combination of operating segments.

A summary of our operating structure as of August 31, 2023 is as follows:

ADHESIVES, SEALANTS AND ADDITIVES SEGMENT
Primary
Operating
Key Products	Locations	Background/History

Protective conformal coatings under the brand name HumiSeal®, moisture protective electronic coatings sold to the electronics industry including circuitry used in automobiles, industrial controls and home appliances.

O'Hara Township, PA

The HumiSeal business and product lines were acquired in the early 1970s. In the third quarter of 2021, we began relocating the electronic and industrial coatings manufacturing line from our Woburn, MA, location to our O’Hara Township, PA location. This relocation was completed in fiscal 2023.

Advanced adhesives, sealants, and coatings for automotive and industrial applications that require specialized bonding, encapsulating, environmental protection, or thermal management functionality.	O’Hara Township, PA Hickory, NC

In September 2016, we acquired certain assets and the operations of Resin Designs, LLC. In the second quarter of 2021, we began relocating the sealants system manufacturing process from our Newark, CA, location to our Hickory, NC location. The relocation from our Newark, CA, location to our Hickory, NC was completed in fiscal 2022. In the third quarter of 2021, we began relocating the electronic and industrial coatings manufacturing line from our Woburn, MA, location to our O’Hara Township, PA location. The relocation from our Woburn, MA, location to our O’Hara Township, PA location was completed in fiscal 2023.

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

Highly differentiated specialty polymers and polymerization technologies sold through our NuCera Solutions brand utilized in high-growth end markets such as personal care, polymer additives, coatings, diversified consumer products and masterbatches.

	Barnsdall, OK,	In September, 2022, we acquired all of the capital stock of NuCera Solutions (“NuCera”)

INDUSTRIAL TAPES SEGMENT
Primary
Operating
Key Products	Locations	Background/History

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

Other Business Developments

Merger Agreement

On July 21, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Formulations Parent Corporation, a Delaware corporation (“Parent”), Formulations Merger Sub Corporation, a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Parent is an affiliate of investment funds managed by KKR, a leading global investment firm.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Company common stock, par value $0.10 per share (other than shares held by the Company as treasury stock or owned by Parent immediately prior to the effective time, shares held by any subsidiary of the Company or Parent immediately prior to the effective time, or shares held by any holder who is entitled to appraisal rights and has properly exercised such rights under Massachusetts law) will be converted into the right to receive $127.50 in cash, without interest.

If the Merger is consummated, the Company’s securities will be delisted from the NYSE American and deregistered under the Securities Exchange Act of 1934 as promptly as practicable after the effective time.

The consummation of the Merger (the “Closing”) is subject to certain customary mutual conditions, including (i) the approval of the Company’s shareholders holding at least two thirds of the outstanding shares of Company Common Stock entitled to vote on the adoption of the Merger Agreement, (ii) the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the approvals, clearances or expiration of applicable waiting periods of the Merger, as applicable, under the antitrust and foreign investment laws of certain other jurisdictions, and (iii) the absence of any order, injunction, decree or law issued or enforced by any governmental authority of competent jurisdiction that prohibits, renders illegal or enjoins the consummation of the Merger.

The 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), in connection with the Merger expired at 11:59 p.m. on September 5, 2023. The expiration of the HSR Act waiting period satisfies one of the conditions to the closing of the Merger.

On October 6, 2023, the Company convened a special meeting of shareholders to consider and vote upon certain proposals related to the Merger Agreement. Each proposal was approved by shareholders at the special meeting. Shareholder approval satisfies one of the conditions to the closing of the Merger.

The Company incurred $4,270,000 of acquisition-related costs (in the fourth fiscal quarter) of fiscal 2023, related to the Merger.

NuCera Solutions

On September 1, 2022 (the first day of fiscal 2023), the Company completed its acquisition of NuCera Solutions, a recognized global leader in the production and development of highly differentiated specialty polymers and polymerization technologies serving demanding applications, offering products critical to enabling end-product functionality, performance and reliability. The Company acquired all of the capital stock of NuCera for a purchase price of $250,000,000, net of debt, accrued income taxes and cash at closing, and pending any working capital adjustments. See Note 14 – “Acquisitions” to the consolidated financial statements for additional information.

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

(v)	superabsorbent polymers utilized for water and liquid management, remediation and protection in diverse markets including wire and cable, medical, environmental, infrastructure, energy and consumer products; and

(vi)	highly differentiated polymers and polymerization technologies which are utilized in high-growth end markets such as personal care, polymer additives, coatings, diversified consumer products and masterbatches.

In our Industrial Tapes segment, these products consist of:

(i)	insulating and conducting materials for the manufacture of electrical and telephone wire and cable, electrical splicing, and terminating and repair tapes, which are marketed to wire and cable manufacturers;

(ii)	laminated film foils, including EMI/RFI shielding tapes used in communication and local area network (LAN) cable;

(iii)	industrial coated or laminate products and custom manufacturing services sold into medical, consumer, automotive, packaging, energy, telecommunications and other specialized markets;

(iv)	laminated durable papers, including laminated paper with an inner security barrier used in personal and mail-stream privacy protection, which are sold primarily to the envelope converting and commercial printing industries;

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

As of August 31, 2023, we employed approximately 859 people (including union employees). Of these, 82% were U.S. based and 18% international. 31% of our employees worked in administrative, selling and research and development functions, while 69% worked in the manufacture of our products at our facilities. Given macrotrends faced worldwide, Chase currently operates in an increasingly competitive landscape in hiring and retaining a manufacturing labor force. We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

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

Backlog, Customers and Competition

As of August 31, 2023, the backlog of customer orders believed to be firm was approximately $42,920,000.  This compared with a backlog of approximately $40,600,000 as of August 31, 2022. The increase in backlog from the prior year amount was primarily due to NuCera Solutions increasing the balance for the current year. We continue to work with our customers, vendors and supply chain partners to prioritize the flow of goods. During fiscal 2023 and 2022, no customer accounted for more than 10% of sales. No material portion of our business is subject to renegotiation or termination of profits or contracts at the election of the United States Federal Government.

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

Patents, Trademarks, Licenses, Franchises and Concessions

As of August 31, 2023, we owned the following trademarks that we believe were of material importance to our business: Chase Corporation®, C-Spray (Logo), a trademark used in conjunction with most of the Company’s business segment and product line marketing material and communications; HumiSeal®, a trademark for moisture protective coatings sold to the electronics industry; Chase & Sons®, a trademark for barrier and insulating tapes sold to the wire and cable industry; Chase BLH2OCK®, a trademark for a water-blocking compound sold to the wire and cable industry; Rosphalt50®, a trademark for an asphalt additive used predominantly on bridge decks for waterproofing protection; PaperTyger®, a trademark for laminated durable papers sold to the envelope converting and commercial printing industries; DuraDocument®, a trademark for durable, laminated papers sold to the digital print industry; Defender® a trademarked RFID protective material sold to the personal accessories and paper industries; Tapecoat®, a trademark for corrosion preventive surface coatings and primers; Maflowrap®, a trademark for anti-corrosive tapes incorporating self-adhesive mastic or rubber-backed strips, made of plastic materials; Royston®, a trademark for a corrosion-inhibiting coating composition for use on pipes; Ceva®, a trademark for epoxy pastes/gels/mortars and elastomeric concrete used in the construction industry; CIM® trademarks for fluid-applied coating and lining systems used in the water and wastewater industry; ServiWrap® trademarks for pipeline protection tapes, coatings and accessories; NEPTCO®, a trademark used in conjunction with most of NEPTCO’s products marketing material and communications; NEPTAPE®, a trademark for coated shielding and insulation materials used in the wire and cable industry; Muletape®, a trademark for pulling and installation tapes sold to the telecommunications industry; Trace-Safe®, a trademark for detection tapes sold to the telecommunications and water and gas utilities industries; Dualite®, a trademark for polymeric microspheres utilized for density and weight reduction and sound dampening by various industries; 4EvaSeal®, a trademark for adhesive-backed tape utilized in various industries; Resin Designs®, a trademark for adhesives and sealants sold into the microelectronics and semiconductor industries; SlickTape®, a trademark for a lubricated shielding tape sold to the wire and cable industry; HighDraw®, a trademark for a highly extensible shielding tape sold to the wire and cable industry; ZapZorb®, a trademark for environmental solidification products that are designed to meet the specific challenges posed by a wide range of liquid-bearing waste streams; ZapLoc®, a trademark for medical waste solidifier products packaged in bottles or larger packages; ZapPak®, a trademark for medical waste solidifier products packaged in dissolvable film; and ABchimie®, a trademark used in conjunction with most of ABchimie’s products marketing material and communications.

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

The Company’s results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as the coronavirus disease 2019 (COVID-19) pandemic.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the global outbreak of the coronavirus disease 2019 (COVID-19). The global spread of the COVID-19 pandemic had created significant volatility, uncertainty and economic disruption. The Company experienced lower sales as a result of the economic disruption (most acutely in the first half of fiscal 2021), and initiated cost-saving measures, including a targeted workforce reduction in 2020, in response to the uncertainties associated with the scope and duration of the pandemic. The extent to which public health issues, including epidemics or pandemics such as the COVID-19 pandemic, impact the Company’s business, operations and financial results in future periods will depend on numerous evolving factors that it may not be able to accurately predict, including: the duration and scope of the pandemic; future domestic and international waves and variants seen in public health issues, like COVID-19 and current vaccines’ effectiveness against such variants; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on its customers’ demand for its goods and services and its vendor’s ability to supply it with raw materials; its ability to sell and provide goods and services, including as a result of travel restrictions and people working from home; the ability of its customers to pay for goods and services; and any closures of its customers’ offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

Further, the effects of public health issues like a pandemic may also increase the Company’s cost of capital or make additional capital more difficult or available only on terms less favorable to it. A sustained downturn may also result in the carrying value of the Company’s goodwill or other intangible assets exceeding their fair value, which may require it to recognize an impairment to those assets. A sustained downturn in the financial markets and asset values may have the effect of increasing the Company’s pension funding obligations in order to ensure that its qualified pension plan continues to be adequately funded, which may divert cash flow from other uses.

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

Strategic Risks

We face risks associated with the Merger.

On July 21, 2023, we entered into the Merger Agreement with Formulations Parent Corporation, an affiliate of investment funds managed by KKR, and Merger Sub. The consummation of the Merger is conditioned on the receipt of the approval of our shareholders, which we received on October 6, 2023, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. The 30-day waiting period under the HSR Act expired on September 5, 2023. Consummation of the Merger is not subject to a financing condition. Although we are not aware of any conditions that would cause the Merger not to be consummated, there is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. Additionally, if the Merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the Merger, including the following:

•Various conditions of the Merger may not be waived or satisfied;

•	The Merger may not be consummated, which among other things may cause our share price to decline to the extent that the current price reflects an assumption that the Merger will be completed;
•	The failure to consummate the Merger may result in negative publicity and a negative impression of us in the investment community;

•Required regulatory approvals from governmental entities may delay the Merger;

•Our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;

•The attention of our employees and management may be diverted due to activities related to the Merger;

•

Disruptions from the Merger, whether or not it is completed, may harm our relationship with our employees, customers, distributors, suppliers, or other business partners, and may result in a loss of or a reduction in purchases by our customers; and

•

The Merger Agreement restricts us from engaging in certain actions without Parent’s approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger.

In addition, we have incurred, and will continue to incur, substantial costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and those fees and costs are payable by us regardless of whether the Merger is consummated.

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

Even if we do identify a suitable acquisition target and are able to negotiate and close a transaction (as we did in fiscal 2023 for NuCera and fiscal 2021 for both ABchimie and the operations of Emerging Technologies, Inc. (“ETI”)), the integration of an acquired business into our operations involves numerous risks, including potential difficulties in integrating an acquired company’s product line with ours; the diversion of our resources and management’s attention from other business concerns; the potential loss of key employees; limitations imposed by antitrust or merger control laws in the United States or other jurisdictions; risks associated with entering a new geographical or product market; and the day-to-day management of a larger and more diverse combined company.

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

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

The principal properties of the Company as of August 31, 2023 are situated at the following locations and have the following characteristics:

	Square	Owned /
Location	Feet	Leased	Principal Use
Westwood, MA	10,000	Leased	Corporate headquarters, executive office and global operations center, including research and development, sales and administrative services
Blawnox, PA	44,000	Owned	Manufacture and sale of protective coatings and tape products
Barnsdall, OK	166,000	Owned	Manufacture and sale of highly differentiated specialty waxes and polymers
Corbelin, France	9,600	Leased	Manufacture and sale of protective electronic coatings, as well as research and development
Evanston, IL	100,000	Owned	Manufacture and sale of protective coatings and tape products
Granite Falls, NC	108,000	Owned	The building is currently being leased to a third party
Greenville, SC	34,600	Leased	Manufacture and sale of polymeric microspheres, as well as research and development
Hickory, NC	180,000	Leased	Manufacture and sale of superabsorbent polymer products, pulling and detection tapes and sealant systems, as well as research and development
Houston, TX	45,000	Owned	Manufacture of coating and lining systems for use in liquid storage and containment applications
Houston, TX	6,200	Leased	Research and development center
Lenoir, NC	110,000	Owned	Manufacture and sale of laminated film foils and cover tapes
Mississauga, Canada	2,500	Leased	Distribution center
O’Hara Township, PA	109,000	Owned	Manufacture and sale of protective electronic coatings, expansion joints and accessories
Oxford, MA	73,600	Owned	Manufacture of tape and related products for the electronic and telecommunications industries, as well as laminated durable papers
Paris, France	1,900	Leased	Sales/technical service office and warehouse allowing direct sales and service to the French market
Paris, France	4,000	Leased	Sales/technical service office
Pune, India	4,650	Leased	Manufacture, packaging and sale of protective electronic coatings
Rotterdam, Netherlands	2,500	Leased	Distribution center
Rye, East Sussex, England	36,600	Owned	Manufacture and sale of protective coatings and tape products
Singapore	4,000	Leased	Sales/technical service office
Suzhou, China	48,000	Leased	Manufacture of packaging tape products for the electronics industries
Winnersh, Wokingham, England	18,800	Leased	Manufacture and sale of protective electronic coatings, as well as research and development

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

PART II

Item 5 – Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol CCF.  As of October 31, 2023, there were 244 shareholders of record of our Common Stock and we believe there were approximately 7,799 beneficial owners who held shares through brokers or other nominees. On that date, the closing price of our common stock was $127.06 per share as reported by the NYSE American.

Single annual cash dividend payments were declared and scheduled to be paid subsequent to each year ended August 31, 2022 and 2021 in the amounts of $1.00 and $1.00 per common share, respectively. Our revolving credit facility contains financial covenants which may have the effect of limiting the amount of dividends that we can pay.

Comparative Stock Performance

The following line graph compares the yearly percentage change in our cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Stock Index (the “S&P 500 Index”), and a composite peer index that is weighted by market equity capitalization (the “Peer Group Index”). The companies included in our Peer Group Index are Henkel AG & Co KGaA, H.B. Fuller Company, CSW Industrials, Inc., Element Solutions, Inc., Quaker Chemical Corporation, and RPM International, Inc. Cumulative total returns are calculated assuming that $100 was invested on August 31, 2018 in each of the Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested.

	2018	2019	2020	2021	2022	2023
Chase Corp	$100	$81	$80	$94	$73	$106
S&P 500 Index	$100	$103	$126	$165	$146	$169
Peer Group Index	$100	$83	$91	$99	$78	$92

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

The discussion of the comparison of our fiscal 2022 and fiscal 2021 results was previously presented in the Management’s Discussion & Analysis in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed with the SEC on November 10, 2022 and has been omitted from this section pursuant to Instruction 1 to Item 303(a) of Regulation S-K.

Selected Relationships within the Consolidated Statements of Operations

	Years Ended August 31,
	2023	2022	2021

	(Dollars in thousands)
Revenue	$404,015	$325,660	$293,336
Net income	$33,182	$44,671	$44,920
Increase (decrease) in revenue from prior year
Amount	$78,355	$32,324	$32,174
Percentage	24%	11%	12%
Increase (decrease) in net income from prior year
Amount	$(11,489)	$(249)	$10,763
Percentage	(26)%	(1)%	32%

Percentage of revenue:
Revenue	100%	100%	100%
Cost of products and services sold	64	62	60
Selling, general and administrative expenses	19	17	18
Research and product development costs	1	1	1
Acquisition-related costs	1	1	—
Other (income) expense, net	4	*	1
Income before income taxes	11%	18%	20%
Income taxes	2	4	5
Net income	8%	14%	15%

* denotes less than one percent

Note: Some percentage of revenue amounts may not sum due to rounding

Executive Overview

Results of Operations

The Company’s revenue grew in fiscal 2023, with the Adhesives, Sealants and Additives and Industrial Tapes operating segments surpassing revenue achieved in fiscal 2022. The increase in revenue for fiscal 2023 was primarily attributed to inorganic growth from our NuCera Solutions (“NuCera”) business acquired in the first month of fiscal 2023 and our electronic and industrial coatings product line (included within our Adhesives, Sealants and Additives operating segment) coupled with revenue generated by our cable materials, specialty products and pulling and detection product lines (included within our Industrial Tapes operating segment). Tempering the overall increase in fiscal 2023 revenue was decreased demand seen in our Corrosion Protection and Waterproofing operating segment.

The Company’s gross margin as a percentage of revenue was 36.0% in fiscal 2023 compared to 37.8% in fiscal 2022. Despite the Company’s sales growth in fiscal 2023, the Company continues to have less favorable gross margin compared to the comparable prior fiscal period. The decrease in gross margin percentage in the fiscal period is primarily attributed to lower gross margin from our NuCera business. Additionally, the Company’s gross margin was negatively impacted by customer destocking caused by customer inventory reduction initiatives seen in the first half of fiscal 2023.

After being negatively impacted by inflationary pressures in fiscal 2022, the gross margin for our organic business has stabilized due to measures implemented in fiscal 2022, including sales price increases fully realized in fiscal 2023 and the Company’s supply chain strategy to actively explore secondary sourcing initiatives to locate alternative suppliers for our critical raw materials. Inflationary pressures did not have a significant impact on our profitability in the fiscal year.

The Company’s operating expenses increased in the year-to-date period over the comparable prior period. The increase in operating expenses is attributable to the inclusion of expenses from our NuCera business including purchase accounting adjustments such as additional amortization expected to recur in future periods and backlog intangible that was fully amortized during the first fiscal quarter, acquisition-related costs related to the merger agreement dated July 21, 2023, and lease impairment and write-off of long-term assets, all of which negatively impacted operating income over the fiscal 2023 period.

Balance Sheet and Cash Flow

Chase Corporation’s balance sheet remained healthy as of August 31, 2023, with cash on hand of $49,019,000, and a current ratio of 4.4. The Company’s cash position remained steady including cash flow from operations and debt paydown. The Company’s disciplined inventory reduction approach in the fiscal period has continued to allow the Company to make subsequent payments on our long-term debt and improve cash flow. Furthermore, during the second fiscal quarter Chase Corporation paid out an annual cash dividend of $9,500,000 on December 9, 2022.

The Company had $105,000,000 outstanding balance on its $200,000,000 revolving credit facility as of August 31, 2023, related to the funding of the NuCera acquisition as noted above. The Company made $75,000,000 in principal payments related to the outstanding balance over the course of fiscal 2023.

Pending Merger

On July 21, 2023, the Company entered into the Merger Agreement with Parent and Merger Sub. See “Business—Other Business Developments—Merger Agreement” in Item 1 of Part I of this Annual Report on Form 10-K for more information.

Results of Operations

Revenue

Total revenue increased $78,355,000, or 24.1% to $404,015,000 for the year ended August 31, 2023, compared to $325,660,000 in fiscal 2022. Out of the $78,355,000 increase in fiscal 2023 revenue, 89% relates to inorganic revenue from our NuCera business and the remaining increase in revenue is primarily attributable to sales price increases fully realized in fiscal 2023.

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

Results of Operations

Revenue and Income Before Income Taxes by Segment are as follows:

		Income Before		% of
	Revenue	Income Taxes		Revenue

	(Dollars in thousands)
Fiscal 2023
Adhesives, Sealants and Additives	$207,900	$29,314	(a), (b)	14%
Industrial Tapes	153,660	47,694		31%
Corrosion Protection and Waterproofing	42,455	14,729		35%
	$404,015	91,737		23%
Less corporate and common costs		(48,546)	(c)
Income before income taxes		$43,191

Fiscal 2022
Adhesives, Sealants and Additives	$135,770	$37,657	(d)	28%
Industrial Tapes	143,954	41,387		29%
Corrosion Protection and Waterproofing	45,936	17,415		38%
	$325,660	96,459		30%
Less corporate and common costs		(37,861)	(e)
Income before income taxes		$58,598

Fiscal 2021
Adhesives, Sealants and Additives	$126,864	$36,520	(f)	29%
Industrial Tapes	120,873	37,407		31%
Corrosion Protection and Waterproofing	45,599	15,913	(g)	35%
	$293,336	89,840		31%
Less corporate and common costs		(31,246)	(h)
Income before income taxes		$58,594
(a)	Includes a $702 year-to-date loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $516 in operations optimization costs related to the move from Woburn, MA to O’Hara Township, PA, $862 loss on impairment/write-off of long-term asset related to the Woburn, MA facility, $331 year-to-date loss on impairment/write-off of long-term asset related to the relocation of the Woodlands, TX facility to the new NuCera-related R&D facility in Houston, TX, and $492 and $3 year-to-date loss on impairment/write-off of long-term asset related to a discontinued NuCera-related engineering design study and fixed asset disposal from our Barnsdall, OK facility, respectively
(b)	Includes $2,242 of purchase accounting inventory adjustment related to the Company’s NuCera business and $2,280 of backlog amortization fully amortized related to the Company’s NuCera business both incurred during the first quarter of the fiscal year
(c)	Includes $1,476 in operations optimization costs related to the Company’s ERP upgrade, $4,270 of acquisition-related expenses attributable to the merger agreement signed on July 21, 2023, $29 of acquisition-related expenses attributable to NuCera
(d)	For 2022, includes a $432 loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $463 in operations optimization costs related to the move from Woburn, MA to O’Hara Township, PA and $147 of operations optimization costs related to the move from Newark, CA to Hickory, NC
(e)	For 2022, includes $232 of operations optimization costs related to the Company’s move to the new corporate headquarters within Westwood, MA and $4,000 of acquisition-related expenses attributable to NuCera
(f)	For 2021, includes $1,664 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $977 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during fiscal 2021
(g)	For 2021, includes expense of $100 for the write-down of certain assets under construction
(h)	For 2021, includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of ETi

Total Revenue

Revenue for our Adhesives, Sealants and Additives segment increased in fiscal 2023 over the comparable prior year period. The segment revenue increased $72,130,000, or 53% to $207,900,000 for the year ended August 31, 2023 compared to $135,770,000 in fiscal 2022. The year-to-date increase in revenue was predominately due to the inorganic growth from our NuCera business acquired on the first day of fiscal 2023, totaling $69,669,000. The remaining increase in revenue for the fiscal period was primarily attributed to sales price increases realized over the comparable fiscal year and increased demand for our world-wide focused electronic and industrial coatings product line, totaling $10,808,000. Partially offsetting this increase in revenue in the fiscal year-to-date period was a reduction in revenue in our organic functional product line due to decreased customer demand in North America over the comparable prior fiscal year, totaling $8,347,000.

Revenue for our Industrial Tapes segment increased in fiscal 2023 over the comparable prior year period. The segment revenue increased $9,706,000, or 6.7% to $153,660,000 for the year ended August 31, 2023 compared to $143,954,000 in fiscal 2022. Sales price increases realized over the prior year and increased demand for our North American-focused specialty products, pulling and detection, and cable materials product lines increased fiscal 2023 revenue by $11,710,000. Partially offsetting this increase in revenue in the fiscal year was a year-to-date reduction in sales volume from our Asia-focused electronic materials product line, totaling $2,004,000.

Revenue in the Company’s Corrosion Protection and Waterproofing segment decreased $3,481,000, or 7.6% to $42,455,000 for the year ended August 31, 2023 compared to $45,936,000 in fiscal 2022. Negatively impacting sales for the segment in the fiscal year was a reduction in sales volume for our building envelope product line related to customer destocking due to prior year demand attributed to customer inventory increase initiatives in reaction to supply chain shortages, totaling $4,147,000. Also negatively impacting sales for the segment for the fiscal year was our pipeline coatings product line predominately due to delayed projects in the Middle East market over the prior comparable period coupled with customer destocking initiatives in North American oil and gas markets, totaling $927,000. Partially offsetting the decrease in revenue was our coating and lining systems product line, with a revenue increase of $1,283,000, attributed to sales price increases realized over the prior year and increased demand seen in the last quarter of the fiscal year due to the commencement of delayed projects affected by the extended rainy season seen in the west coast of North America. Also, partially offsetting the decrease in revenue was our bridge and highway product line, with a revenue increase of $310,000, predominately due to sales price increases realized over the prior year coupled with increased demand seen in the fourth quarter of the fiscal year due to the commencement of bridge and highway projects in North America.

Royalties and commissions in the Adhesive, Sealants and Additives segment totaled $3,133,000 and $3,198,000 for the year ended August 31, 2023 and 2022, respectively. The decrease in royalties and commissions in fiscal 2023 compared to fiscal 2022 was primarily due to decreased demand seen in our electronic and industrial coatings products by our licensed manufacturer in Asia.

Cost of Products and Services Sold

Cost of products and services sold increased $55,866,000 or 27.6% to $258,574,000 for the fiscal year ended August 31, 2023 compared to $202,708,000 in fiscal 2022.

The following table summarizes the relative percentages of cost of products and services sold to revenue for our three operating segments:

	Fiscal Years Ended August 31,
Cost of products and services sold	2023	2022	2021
Adhesives, Sealants and Additives	64%	59%	57%
Industrial Tapes	65%	67%	64%
Corrosion Protection and Waterproofing	58%	57%	57%
Total Company	64%	62%	62%

Cost of products and services sold in the Adhesives, Sealants and Additives segment was $133,484,000 for the fiscal year ended August 31, 2023 compared to $80,619,000 in fiscal 2022. Cost of products and services sold in the Industrial Tapes segment was $100,264,000 for the fiscal year ended August 31, 2023 compared to $96,132,000 in fiscal 2022. Costs of products and services sold in the Corrosion Protection and Waterproofing segment was $24,826,000 for the fiscal year ended August 31, 2023 compared to $25,957,000 in fiscal 2022.

As a percentage of revenue, cost of products and services sold increased in fiscal 2023 for both the Adhesives, Sealants and Additives and Corrosion Protection and Waterproofing segment as compared to the prior comparable period. The decrease in relative gross margin for our Adhesives, Sealants and Additives segment was impacted by lower historical gross margin from our NuCera business. The decrease in relative gross margin for the Corrosion Protection and Waterproofing segment in fiscal 2023 was primarily due to decreased production affecting overhead variances. As a percentage of revenue, costs of products and services sold decreased for the Industrial Tapes segment in fiscal 2023 due to sales price increases realized in the current fiscal period coupled with increased demand.

With the composition of the Company’s finished goods and the markets it serves, the costs of certain commodities (including petroleum-based solvents, films, yarns, polymers and nonwovens, aluminum and copper foils, specialty papers, and various resins, adhesives and inks) directly and indirectly affect both the purchase price of our raw materials and the market demand for our product offerings. In an effort to preserve margins, the Company diligently monitors raw material and commodities pricing across all its product lines in its efforts to preserve margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $22,679,000 or 41.7% to $77,117,000 during fiscal 2023 compared to $54,438,000 in fiscal 2022. The year over year increase in activity is attributed to the inclusion of expenses from our NuCera business (including additional amortization expected to recur in future periods and backlog intangible that was fully amortized during the first fiscal quarter), which was acquired on the first day of fiscal 2023. As a percentage of revenue, selling, general and administrative expenses represented 19% and 17% of total revenue in fiscal 2023 and 2022, respectively.

Research and Product Development Costs

Research and product development costs increased $1,620,000 or 36.7% to $6,035,000 during fiscal 2023 compared to $4,415,000 in fiscal 2022. The year over year increase in research and product development costs is primarily related to our NuCera business, which was acquired in the first month of fiscal 2023.

Operations Optimization Costs

ERP System Upgrade

The Company recognized $1,476,000 in operations optimization costs during fiscal 2023 and $0 in fiscal 2022, related to the ERP system upgrade. Please see note 19 – “Operations Optimization” to the Consolidated Financial Statements for further discussion on Operations Optimization Costs.

Relocation of Adhesives Systems Manufacturing to O’Hara Township, PA

The Company recognized $516,000 in operations optimization costs during fiscal 2023 and 463,000 in fiscal 2022, related in operations optimization expense related to the consolidation of the Woburn, MA location. Please see note 19 – “Operations Optimization” to the Consolidated Financial Statements for further discussion on Operations Optimization Costs.

Relocation of Sealants Systems Manufacturing to Hickory, NC

The Company recognized $0 and $147,000 in operations optimization costs during fiscal 2023 and 2022, respectively, related to the relocation of the Sealants Systems Manufacturing from Newark, CA to Hickory, NC location. Please see note 19 – “Operations Optimization” to the Consolidated Financial Statements for further discussion on Operations Optimization Costs.

Relocation of Chase Corporate Headquarters

The Company recognized $0 and $232,000 in operations optimization costs during fiscal 2023 and 2022, respectively, related to the relocation of the Company’s headquarters to another location within Westwood, MA. Please see note 19 – “Operations Optimization” to the Consolidated Financial Statements for further discussion on Operations Optimization Costs.

Acquisition-Related Costs

Merger Agreement

The Company incurred $4,270,000 in the fourth quarter of fiscal 2023, related to the Agreement and Plan of Merger dated as of July 21, 2023. Please see note 14 – “Acquisitions” to the Consolidated Financial Statements for further discussion.

NuCera Solutions

The Company incurred $29,000 (in the first fiscal quarter) and $4,000,000 (in the fourth fiscal quarter) of acquisition-related costs in fiscal 2023 and 2022, respectively, related to our acquisition of NuCera Solutions (“NuCera”) on September 1, 2022 (first day of fiscal 2023). Please see note 14 – “Acquisitions” to the Consolidated Financial Statements for further discussion on the acquisition of NuCera Solutions.

Loss on Impairment/write-off of long-term assets

Woburn, MA Facility

The Company expensed $548,000 in the first quarter of fiscal 2023 as a lease impairment related to the Woburn, MA facility relocation. The Woburn, MA facility closure is related to the relocation of the Company’s Adhesives, Sealants and Additives segment’s electronic and industrial coatings product line to the Company’s existing O’Hara Township, PA location.

On the last day of the second quarter of fiscal 2023, the Company signed a termination agreement with the landlord for the Woburn, MA facility and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314,000.

Woodlands, TX Facility

On the third quarter of fiscal 2023, the Company moved out of the Woodlands, TX facility (previously NuCera Corporate and R&D headquarters) to a smaller R&D facility in Houston, TX. On the last day of the third fiscal quarter, the Company signed a sublease agreement for the Woodlands office and expensed $211,000 as a lease impairment related to this facility in the third quarter of the fiscal period. The project is now complete and no future costs related to the facility relocation are anticipated.

Additionally, the Company wrote off $120,000 of fixed assets primarily related to the R&D relocation of the Houston, TX facility in the third quarter and year-to-date period of fiscal 2023.

NuCera-related fixed asset disposals

In the fourth quarter of fiscal 2023, the Company wrote off $492,000 and $3,000, related to a discontinued engineering design study and fixed asset disposal from our Barnsdall, OK facility, respectively.

Loss on Contingent Consideration

As part of the September 1, 2020 (fiscal 2021) acquisition of ABchimie, the Company incurred a performance-based earn out liability potentially worth an additional €7,000,000 (approximately $8,330,000 at the time of the transaction) in consideration. Following its initial recording of an accrual for $928,000 at the acquisition date, the Company recorded charges of $702,000, $432,000 and $1,664,000 in expenses related to adjustments to the performance-based earn out accrual were recorded during the fiscal years ended August 31, 2023, 2022 and 2021, respectively.

Interest Expense

Interest expense of $8,981,000 was recognized in fiscal 2023 compared to $425,000 in fiscal 2022. The year over year increase in interest expense relates to our outstanding long-term debt which was used to fund our NuCera business acquisition at the beginning of fiscal 2023.

Other Income (Expense)

Other (expense) income was an expense of ($1,435,000) in fiscal 2023 compared to income of $198,000 in the comparable period, a difference of $1,633,000. Other (expense) income primarily includes foreign exchange gains (losses) caused by changes in exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, non-service cost components of periodic pension expense (including pension-related settlement costs due to the timing of lump-sum distributions), interest income, rental income and other non-trade/non-royalty/non-commission receipts. The year over year change in total other (expense) income was largely due to the recognition of a foreign exchange loss in fiscal 2023 as compared to a foreign exchange gain in fiscal 2022.

Income Taxes

The Company’s recognized effective tax rate was 23.2% and 23.8% in fiscal 2023 and 2022, respectively.

For fiscal 2023 and 2022, the Company is utilizing the 21% Federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017. Please see Note 7 — “Income Taxes” to the Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Net Income

Net income decreased $11,489,000 or 25.7% to $33,182,000 in fiscal 2023 compared to $44,671,000 in fiscal 2022. The decrease in net income is predominately caused by an increase in operating expenses and interest expense in fiscal 2023. The increase in operating expenses includes incremental depreciation and amortization related to our NuCera business, lease impairment/write-off of right of use asset, and first quarter purchase accounting adjustments related to the NuCera acquisition, which include backlog fully amortized during the first fiscal quarter – all of which negatively impacted net income over the comparable prior year.

Liquidity and Sources of Capital

The Company’s overall cash and cash equivalents balance decreased $266,476,000 to $49,019,000 at August 31, 2023 compared to $315,495,000 at August 31, 2022. The lower year over year cash balance was primarily attributed to the $180,000,000 of cash drawn from the revolving credit facility prior to the end of fiscal 2022, the proceeds of which were used, together with $70,000,000 in cash on hand, to fund the acquisition of NuCera which closed on September 1, 2022 (the first day of fiscal 2023). In addition, the Company made $75,000,000 of principal debt payments. The decrease in cash balance at August 31, 2023 is offset by cash provided by operations of $74,336,000.

Of the above-noted balances, $28,350,000 and $28,951,000 were held outside the United States by Chase Corporation and its foreign subsidiaries as of August 31, 2023 and August 31, 2022, respectively. Given the Company’s cash position and borrowing capability in the United States and the potential for increased investment and acquisitions in foreign jurisdictions, prior to the second quarter of fiscal 2018 the Company did not have a history of repatriating a significant portion of its foreign cash. With the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the second quarter of fiscal 2018, significant changes in the Internal Revenue Code were enacted, changing the U.S. taxable nature of previously unrepatriated foreign earnings. Following the passage of the Tax Act, the Company repatriated $10,499,000 in U.K. foreign earnings in fiscal 2018 and $17,230,000 in fiscal 2019. No additional amounts were repatriated in fiscal year 2020, 2021, or 2022. The Company repatriated $11,458,000 in U.K. foreign earnings in fiscal 2023. Please see Note 7 — “Income Taxes” to the Consolidated Financial Statements for further discussion of the effects of the Tax Act.

Cash flow provided by operations was $74,336,000 in fiscal year 2023 compared to $34,859,000 in fiscal 2022. The increase in cash provided by operations year over year was primarily related to increase in revenue, mainly driven by our NuCera business and reduction on inventory spend.

The ratio of current assets to current liabilities was 4.4 as of August 31, 2023 compared to 12.4 (or 7.3 excluding the $180,000,000 cash drawn from our revolving credit facility to fund the NuCera acquisition) as of August 31, 2022. The decrease in the ratio of current assets to current liabilities is primarily due to the cash outflow of $250,000,000 to fund the acquisition of NuCera mentioned above.

Cash flow used in investing activities of $257,231,000 was primarily due to the purchase of NuCera, which occurred on the first day of fiscal 2023.

Cash flows used in financing activities of $85,418,000 was due to principal payments (totaling $75,000,000) on our long-term debt related to the funding of the NuCera acquisition mentioned above. Please see note 6 – “Long-Term Debt” to the Consolidated Financial Statements for further discussion on the Company’s credit facility. Additionally, the cash flows used in financing activities was due to a cash dividend of $1.00 per share (totaling $9,500,000) to shareholders of record on November 30, 2022 and paid on December 9, 2022, the second quarter of fiscal 2023.

The Company’s Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and the other lenders party thereto, which is used to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. The Credit Agreement includes a revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000,000 at any time, with the ability to request an increase in this amount by an additional $100,000,000 at the individual or collective option of any of the Lenders. As of August 31, 2023, the Company had $105,000,000 in long-term debt related to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has a weighted average interest rate of 6.43% as of August 31, 2023. See Note 6 – “Long Term Debt” to the Consolidated Financial Statements for more information about the Credit Facility. We expect the Credit Facility to be paid off in connection with the Merger.

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

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at August 31, 2023 under operating leases and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

		Payments Due
Contractual Obligations	Total	2024	2025	2026	2027	2028	2029 and thereafter

Operating leases	$7,170	$1,664	$1,439	$1,101	$738	$553	$1,675

Total	$7,170	$1,664	$1,439	$1,101	$738	$553	$1,675

We may be required to make payments related to our unrecognized tax benefits. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. The Company’s unrecognized tax benefits was $1,895,000 as of August 31, 2023. See Note 7 — “Income Taxes” to the Consolidated Financial Statements for further information.

We also expect to make payments as needed to satisfy our funding obligations for our obligations for pension and other post-retirement benefit plans. As of August 31, 2023, we had recognized an accrued benefit plan liability of $5,679,000 representing the unfunded obligations of the pension benefit plans. See Note 9 — “Benefits and Pension Plans” to the Consolidated Financial Statements for further information, including expected pension benefit payments for the next 10 years.

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

Business Combinations

Business Combinations are recorded using the acquisition method. We assign the value of the consideration transferred to acquire a business to the tangible assets, identifiable intangible assets acquired, and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Any excess of the purchase price is largely attributable to the synergies and economies of scale from combining operations, technologies and research and development capabilities.

The Company assesses the fair value of assets, including intangible assets, using a variety of methods, and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset. Some of the most significant assumptions used include the discount rate, forward-looking financial information, and estimated customer attrition rates. A change in one of these assumptions could have material changes on the value of the intangible assets and goodwill which will impact the amortization expense in future periods and the goodwill impairment evaluation. During the year 2023, a 10% increase or decrease in the value of the intangible assets related to the NuCera acquisition would have decreased or increased the goodwill amount by $14,802,000 and it would have increased or decreased the year-to-date amortization expense by $1,504,000.

Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

Item 7a – Quantitative and Qualitative Disclosures about Market Risk

Chase limits the amount of credit exposure to any one issuer. At August 31, 2023, other than the Company’s restricted investments (which are restricted for use in non-qualified retirement savings plans for certain key employees and members of the Board of Directors), all of the Company’s funds were either in demand deposit accounts or investment instruments that meet high credit quality standards, such as money market funds, government securities, or commercial paper.

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

As of August 31, 2023, the Company had cash balances in the following foreign currencies (with USD equivalents in thousands):

Currency Code	Currency Name	USD Equivalent at August 31, 2023
GBP	British Pound	$13,182
EUR	Euro	$10,316
INR	Indian Rupee	$1,348
CAD	Canadian Dollar	$863
CNY	Chinese Yuan	$448
SGD	Singapore Dollar	$285

The Company will continue to review its current cash balances denominated in foreign currency in light of current tax guidelines, including the impact of the Tax Act to the U.S. Internal Revenue Code, working capital requirements, infrastructure improvements and potential acquisitions.

The Company recognized a foreign currency translation gain for the year ended August 31, 2023 in the amount of $5,385,000 related to its European, Asian and Indian operations, which is recorded in other comprehensive income (loss) within its Statement of Equity and Statement of Comprehensive Income. The Company does not have or utilize any derivative financial instruments.

The Company pays interest on its outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. There was an outstanding balance of long-term debt of $105,000,000 for the year ended August 31, 2023.

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

Item 8 – Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Chase Corporation are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Chase Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Chase Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of August 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of August 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 9, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the acquisition-date fair value of customer relationships

As described in Note 14 to the consolidated financial statements, on September 1, 2023 the Company acquired NuCera Solutions for a total purchase price of $250 million. As part of the transaction, the Company recorded a customer relationships intangible asset of $119 million related to NuCera US customer relationships. We identified the valuation of the acquisition-date fair value of the NuCera US customer relationships as a critical audit matter.

The principal considerations for our determination that the valuation of the NuCera US customer relationships is a critical audit matter were (i) the significant judgments applied by management in developing forecasted financial information and selecting a customer attrition rate for use in the fair value measurement of acquired customer relationship (ii) the high degree of auditor judgment and subjectivity required in performing procedures and evaluating management’s significant assumptions relating to the projected forecasted information including revenue growth rate, weighted average cost of capital (WACC), and customer attrition rate.

Our audit procedures related to the valuation of the acquisition-date fair value of the customer relationships intangible asset included the following, among others:

●	We tested the design and operating effectiveness of internal controls over the Company’s estimation process for recognition and measurement of customer relationships.
●	We evaluated the annual customer attrition rate by examining the Company’s historical customer attrition data, as well as comparing attrition rates to prior acquisitions.
●	We tested the reasonableness of management’s forecasted cash flows by comparing forecasts to historical results, subsequent results, and projected market and industry trends.
●	With the assistance of our valuation specialist, we assessed the key assumptions and methodologies used in valuing the customer relationship, including WACC and customer attrition rates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

November 9, 2023

CHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	August 31,	August 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$49,019	$315,495
Accounts receivable, less allowances of $833 and $610	54,285	51,540
Inventory	69,576	63,039
Prepaid expenses and other current assets	8,625	4,374
Prepaid income taxes and refunds due	3,283	2,329
Total current assets	184,788	436,777

Property, plant and equipment, less accumulated depreciation of $61,678 and $52,503	60,469	24,248

Other Assets
Goodwill	178,210	95,160
Intangible assets, less accumulated amortization of $125,939 and $101,237	159,251	33,661
Cash surrender value of life insurance	4,450	4,450
Restricted investments	2,938	2,367
Funded pension plan	147	—
Deferred income taxes	3	5,763
Operating lease right-of-use assets	6,986	8,596
Other assets	3,564	558
Total assets	$600,806	$611,580

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$18,317	$20,122
Accrued payroll and other compensation	7,303	6,381
Income taxes payable	1,039	554
Accrued expenses	15,005	8,271
Total current liabilities	41,664	35,328

Long-term debt	105,000	180,000
Operating lease long-term liabilities	5,110	6,618
Deferred compensation	2,950	2,375
Accumulated pension obligation	4,261	7,431
Other liabilities	3,850	2,897
Deferred income taxes	27,770	2,282
Accrued income taxes	1,895	1,820
Total liabilities	$192,500	$238,751

Commitments and contingencies (Note 21)

Equity
First Serial Preferred Stock, $1.00 par value: Authorized 100,000 shares; none issued	—	—
Common stock, $.10 par value: Authorized 20,000,000 shares; 9,504,075 shares at August 31, 2023 and 9,462,765 shares at August 31, 2022 issued and outstanding	952	947
Additional paid-in capital	24,142	21,409
Accumulated other comprehensive loss	(11,310)	(20,367)
Retained earnings	394,522	370,840
Total equity	408,306	372,829
Total liabilities and equity	$600,806	$611,580

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Years Ended August 31,
	2023	2022	2021

Revenue
Sales	$400,882	$322,462	$289,802
Royalties and commissions	3,133	3,198	3,534
	404,015	325,660	293,336
Costs and Expenses
Cost of products and services sold	258,574	202,708	174,660
Selling, general and administrative expenses	77,117	54,438	52,100
Research and product development costs	6,035	4,415	4,056
Operations optimization costs (Note 19)	1,992	842	977
Acquisition-related costs (Note 14)	4,299	4,000	128
Loss on impairment/write-off of long-term assets (Note 3, 8)	1,689	—	100
Loss on contingent consideration (Note 14)	702	432	1,664

Operating income	53,607	58,825	59,651

Interest expense	(8,981)	(425)	(297)
Other (expense) income	(1,435)	198	(760)

Income before income taxes	43,191	58,598	58,594

Income taxes (Note 7)	10,009	13,927	13,674

Net income	$33,182	$44,671	$44,920

Net income available to common shareholders, per common and common equivalent share (Note 17)

Basic	$3.49	$4.72	$4.75

Diluted	$3.48	$4.70	$4.73

Weighted average shares outstanding
Basic	9,424,729	9,399,085	9,383,085
Diluted	9,458,616	9,434,341	9,428,416

Annual cash dividends declared per share	$1.00	$1.00	$0.80

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except share and per share amounts

	Years Ended August 31,
	2023	2022	2021

Net income	$33,182	$44,671	$44,920

Other comprehensive income (loss):
Net unrealized gain (loss) on restricted investments, net of tax	93	(354)	249
Change in funded status of pension plans, net of tax	3,420	779	338
Pension settlement, net of tax	159	—	—
Foreign currency translation adjustment	5,385	(9,582)	1,295
Total other comprehensive income (loss)	9,057	(9,157)	1,882

Comprehensive income	$42,239	$35,514	$46,802

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share and per share amounts

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at August 31, 2020	9,439,082	$944	$16,674	$(13,092)	$298,266	$302,792
Restricted stock grants, net of forfeitures	10,245	2	(2)	—	—	—
Amortization of restricted stock grants		—	2,351	—	—	2,351
Amortization of stock option grants		—	627	—	—	627
Exercise of stock options	7,546	1	292	—	—	293
Common stock received for payment of stock option exercises	(1,809)	—	(206)	—	—	(206)
Common stock retained to pay statutory minimum withholding taxes on common stock	(7,159)	(1)	(777)	—	—	(778)
Cash dividend paid, $0.80 per share		—	—	—	(7,557)	(7,557)
Change in funded status of pension plans, net of tax $585		—	—	338	—	338
Foreign currency translation adjustment		—	—	1,295	—	1,295
Net unrealized gain on restricted investments, net of tax $75		—	—	249	—	249
Net income		—	—	—	44,920	44,920
Balance at August 31, 2021	9,447,905	$946	$18,959	$(11,210)	$335,629	$344,324
Restricted stock grants, net of forfeitures	20,615	2	(2)	—	—	—
Amortization of restricted stock grants		—	2,255	—	—	2,255
Amortization of stock option grants		—	892	—	—	892
Exercise of stock options	2,533	—	40	—	—	40
Common stock received for payment of stock option exercises	(435)	—	(40)	—	—	(40)
Common stock retained to pay statutory minimum withholding taxes on common stock	(7,853)	(1)	(695)	—	—	(696)
Cash dividend paid, $1.00 per share		—	—	—	(9,460)	(9,460)
Change in funded status of pension plans, net of tax $255		—	—	779	—	779
Foreign currency translation adjustment		—	—	(9,582)	—	(9,582)
Net unrealized gain on restricted investments, net of tax $116		—	—	(354)	—	(354)
Net income		—	—	—	44,671	44,671
Balance at August 31, 2022	9,462,765	$947	$21,409	$(20,367)	$370,840	$372,829
Restricted stock grants, net of forfeitures	37,922	4	(4)	—	—	—
Amortization of restricted stock grants		—	2,854	—	—	2,854
Amortization of stock option grants		—	802	—	—	802
Exercise of stock options	18,330	2	649	—	—	651
Common stock received for payment of stock option exercises	(6,890)	—	(650)	—	—	(650)
Common stock retained to pay statutory minimum withholding taxes on common stock	(8,052)	(1)	(918)	—	—	(919)
Cash dividend on common stock, $1.00 per share		—	—	—	(9,500)	(9,500)
Change in funded status of pension plans, net of tax benefit ($703)		—	—	3,420	—	3,420
Pension settlement, net of tax $54		—	—	159	—	159
Foreign currency translation adjustment		—	—	5,385	—	5,385
Net unrealized gain (loss) on restricted investments, net of tax $31		—	—	93	—	93
Net income		—	—	—	33,182	33,182
Balance at August 31, 2023	9,504,075	$952	$24,142	$(11,310)	$394,522	$408,306

See accompanying notes to the Consolidated Financial Statements.

CHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended August 31,
	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,182	$44,671	$44,920
Adjustments to reconcile net income to net cash provided by operating activities
Loss on impairment/write-off of long-term assets	1,689	—	100
Loss on contingent consideration	702	432	1,664
Depreciation	8,906	3,547	3,946
Amortization	23,666	11,751	12,858
Inventory purchase accounting adjustment	2,242	—	—
Excess and obsolescence inventory adjustment	2,318	671	(365)
Provision for allowance for doubtful accounts	265	169	11
Stock-based compensation	3,656	3,147	2,978
Realized gain on restricted investments	(114)	(96)	(65)
Pension curtailment and settlement loss	159	—	—
Deferred taxes	(6,441)	(1,023)	(908)
Increase (decrease) from changes in assets and liabilities
Accounts receivable	8,009	(6,580)	(7,921)
Inventory	5,578	(23,316)	(545)
Prepaid expenses and other assets	(1,941)	(1,395)	(490)
Accounts payable	(6,764)	989	6,164
Accrued compensation and other expenses	(27)	1,506	954
Accrued income taxes	(749)	386	(2,084)
Net cash provided by operating activities	74,336	34,859	61,217

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,306)	(3,938)	(2,441)
Payments for acquisitions, net of cash acquired	(249,594)	—	(31,238)
Changes in restricted investments	(331)	(489)	(248)
Net cash used in investing activities	(257,231)	(4,427)	(33,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of principal on debt	(75,000)	—	—
Proceeds of principal on debt	—	180,000	—
Dividend paid	(9,500)	(9,460)	(7,557)
Proceeds from exercise of common stock options	1	—	87
Payments of taxes on stock options and restricted stock	(919)	(695)	(778)
Net cash (used) provided in financing activities	(85,418)	169,845	(8,248)

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(268,313)	200,277	19,042
Effect of foreign exchange rates on cash	1,837	(4,211)	1,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	315,495	119,429	99,068
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,019	$315,495	$119,429

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

(v)	superabsorbent polymers utilized for water and liquid management, remediation and protection in diverse markets including wire and cable, medical, environmental, infrastructure, energy and consumer products; and

(vi)	highly differentiated polymers and polymerization technologies which are utilized in high-growth end markets such as personal care, polymer additives, coatings, diversified consumer products and masterbatches.

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

Credit risk related to cash and cash equivalents is limited based on the creditworthiness of the financial institutions at which these funds are held. We maintain cash balances in multiple banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. Certain of our account balances exceed the FDIC limit. Cash balances held outside the United States totaled $28,350 as of August 31, 2023.

Accounts Receivable

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

Goodwill

Goodwill is stated at cost. The Company evaluates the potential impairment of goodwill annually each fourth quarter and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. The Company performs a qualitative assessment of goodwill to determine whether further impairment testing is necessary. Factors that management considers in this assessment include general economic and industry conditions, overall financial performance (both current and projected), changes in strategy, changes in the composition or carrying amount of net assets, and market capitalization. The Company’s goodwill is allocated to each reporting unit based on the nature of the products manufactured by the respective business combinations that originally created the goodwill. The Company has identified a total of three reporting units, corresponding to its three operating segments, that are used to evaluate the possible impairment of goodwill. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company would proceed to perform a quantitative impairment test. Under this quantitative analysis, the fair value of the reporting unit is compared with its carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit, the Company recognizes an impairment charge. The Company estimates the fair value of its reporting unit using the income approach based on a discounted cash flow model. In addition, the Company uses the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions based on the income approach.

Intangible Assets

Intangible assets consist of patents, formulas, trade names, customer relationships, developed technologies and trademarks. The Company capitalizes costs related to patent applications and technology agreements. The costs of these assets are amortized over the lesser of the useful life of the asset or its statutory life. Capitalized costs are periodically

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Leases

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Research and Product Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects. Research and development expense amounted to $6,035, $4,415 and $4,056 for the years ended August 31, 2023, 2022 and 2021, respectively, and was recorded within Research and product development costs on the consolidated statements of operations.

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

Translation of Foreign Currency

The financial position and results of operations of the Company’s HumiSeal Europe Ltd and Chase Protective Coatings Ltd businesses are measured using the British pound as the functional currency. The financial position and results of operations of the Company’s HumiSeal Europe SARL, ABchimie, and NuCera Solutions businesses in France are measured using euros as the functional currency. The financial position and results of the Company’s HumiSeal India Private Limited business in India are measured using the Indian rupee as the functional currency. The financial position and results of operations of the NuCera Solutions operations in Singapore are measured using the Singapore dollar as the functional currency. The functional currency for all our other operations is the U.S. dollar. Revenue and expenses of these international businesses have been translated at average exchange rates. Foreign currency translation gains and losses are determined using current exchange rates for monetary items and historical exchange rates for other balance sheet items, and are recorded as a change in other comprehensive income (a component of stockholders’ equity). Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of these international operations are included in other (expense) income on the consolidated statements of operations and were (expense) income of ($961), $442 and ($512) for the fiscal years ended August 31, 2023, 2022 and 2021, respectively.

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

Business Combinations

Business Combinations are recorded using the acquisition method. We assign the value of the consideration transferred to acquire a business to the tangible assets, identifiable intangible assets acquired, and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Any excess of the purchase price is largely attributable to the synergies and economies of scale from combining operations, technologies and research and development capabilities.

The Company assesses the fair value of assets, including intangible assets, using a variety of methods, and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset. Some of the most significant assumptions used include the discount rate, forward-looking financial information, and estimated customer attrition rates. A change in one of these assumptions could have material changes on the value of the intangible assets and goodwill which will impact the amortization expense in future periods and the goodwill impairment evaluation.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Demand for the segment’s product offerings is typically dependent upon general economic conditions. The Adhesives, Sealants and Additives segment leverages the core specialty chemical competencies of the Company, and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, personal care, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and cleaners and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions, specialty polymers and superabsorbent polymers. Beginning September 1, 2022 (first day of fiscal 2023), the Adhesives, Sealants and Additives segment includes the acquired operations of NuCera Solutions, within the functional additives product line.

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

Fiscal 2023

No new accounting pronouncements were adopted in fiscal 2023.

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

Fiscal 2021

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The ASU applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. ASU 2020-04 has not had, and the Company does not expect it to have in future periods, a material impact on the Company's consolidated financial statements and disclosures. The Company adopted ASU 2020-04 on September 1, 2020.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 2—Inventory

Inventory consisted of the following as of August 31, 2023 and 2022:

	August 31,	August 31,
	2023	2022
Raw materials	$33,576	$37,909
Work in process	9,789	9,569
Finished goods	26,211	15,561
Total Inventory	$69,576	$63,039

Note 3—Property, Plant and Equipment

Property, plant and equipment consisted of the following as of August 31, 2023 and 2022:

	August 31,	August 31,
	2023	2022
Land and improvements	$8,844	$4,994
Buildings	16,848	16,771
Machinery and equipment	78,425	49,458
Leasehold improvements	12,900	4,774
Construction in progress	5,130	754
	122,147	76,751
Accumulated depreciation	(61,678)	(52,503)
Property, plant and equipment, net	$60,469	$24,248

R&D relocation of the Houston, TX facility

The Company wrote-off $120 of fixed assets primarily related to the R&D relocation of the Houston, TX facility in the third quarter of fiscal 2023. The total third quarter expense related to the move of $331 is included in the Loss on impairment/write-off of long-term asset in the Consolidated Statement of Operations. The project is now substantially complete and any future costs related to this move are not anticipated to be significant to the consolidated financial statements.

NuCera-related fixed asset disposals

In the fourth quarter of fiscal 2023, the Company wrote off $495 of construction in process, related to a discontinued engineering design study. In addition, the Company wrote off $3 in the fourth quarter of fiscal 2023 of a fixed asset disposal from our Barnsdall, OK facility.

Engineering Studies Related to Facility Consolidation and Rationalization Initiative

During the fourth quarter of fiscal 2019, the Company commissioned engineering studies of certain legacy operations, machinery and locations related to the Company’s facility rationalization and consolidation initiative. The Company completed its review of the data and recommendations provided by the study in the fourth quarter of fiscal 2020. During the fourth quarter of fiscal 2020 and related to the recommendations of the commissioned engineering studies, the Company wrote down the value of certain non-operating production assets related to the pipeline coatings product line, within the Corrosion Protection and Waterproofing segment. Given the nature and prospects of the equipment, the Company determined its then carrying value exceeded its fair value and recognized an expense of $405

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

related to the machinery. The Company recognized an additional $100 in the fourth quarter of fiscal 2021, to fully write-down the equipment’s value. The Company may utilize third party engineering, IT and other professional services firms in the future for similar optimization-related work. Given the ongoing nature of the facility rationalization and consolidation initiative, an estimate of future costs cannot currently be determined.

Fixed asset disposals (noted above) are expensed in Loss on impairment/write-off of long-term assets within the consolidated statement of operations.

Note 4—Goodwill and Intangible Assets

The changes in the carrying value of goodwill, by operating segment, were as follows:

	Adhesives, Sealants and Additives	Industrial Tapes	Corrosion Protection and Waterproofing	Consolidated
Balance at August 31, 2021	$65,945	$21,215	$10,706	$97,866
Foreign currency translation adjustment	(2,673)	—	(33)	(2,706)
Balance at August 31, 2022	$63,272	$21,215	$10,673	$95,160
Acquisition of NuCera Solutions	81,482	—	—	81,482
Foreign currency translation adjustment	1,552	—	16	1,568
Balance at August 31, 2023	$146,306	$21,215	$10,689	$178,210

For its 2023 annual analysis of goodwill, management elected to perform a qualitative assessment. Based on this assessment, management believes it is more likely than not that the fair value of the reporting unit exceeds its carrying value. The Company did not record impairment charges related to goodwill in 2023, 2022, or 2020.

As of August 31, 2023 and 2022, the Company had a total goodwill balance of $178,210 and $95,160, respectively, related to its acquisitions, of which $25,223 and $27,472 respectively, remained deductible for income taxes.

Intangible assets subject to amortization consisted of the following as of August 31, 2023 and 2022:

	Weighted Average		Gross Carrying	Accumulated	Net Carrying
	Amortization Period		Value	Amortization	Value
August 31, 2023
Patents and agreements	14.6	years	$1,760	$1,733	$27
Formulas and technology	7.9	years	24,254	11,922	12,332
Trade names	6.3	years	14,852	9,478	5,374
Customer lists and relationships	11.1	years	244,324	102,806	141,518
			$285,190	$125,939	$159,251

August 31, 2022
Patents and agreements	14.6	years	$1,760	$1,724	$36
Formulas and technology	7.8	years	10,730	9,961	769
Trade names	5.9	years	8,673	8,407	266
Customer lists and relationships	9.1	years	113,735	81,145	32,590
			$134,898	$101,237	$33,661

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Aggregate amortization expense related to intangible assets for the years ended August 31, 2023, 2022 and 2021 was $23,666, $11,751 and $12,858, respectively. As of August 31, 2023 estimated amortization expense for the next five fiscal years is as follows:

Years ending August 31,
2024	$19,675
2025	18,075
2026	17,277
2027	14,730
2028	14,112
Thereafter	75,382
$159,251

Note 5—Cash Surrender Value of Life Insurance

The Company recognized cash surrender value of a life insurance policy with the following carrier as of August 31, 2023 and 2022:

	2023	2022
John Hancock	$4,450	$4,450
Cash surrender value of life insurance policies	$4,450	$4,450

The policy is subject to periodic review. The Company currently intends to maintain the policy through the life or retirement of the insured, and records at the premium paid balance.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 6—Long-Term Debt

Long-term debt consisted of the following at August 31, 2023 and 2022:

	2023	2022
All-revolving credit facility with a borrowing capacity of $200,000	$105,000	$180,000
Long-term debt	$105,000	$180,000

On July 27, 2021 (the fourth quarter of fiscal 2021), the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company and NEPTCO Incorporated (“NEPTCO”), each as borrowers, the guarantor subsidiaries party thereto, the financial institutions party thereto as Lenders, and Bank of America, N.A., as administrative agent, with participation from Wells Fargo Bank, N.A., PNC Bank, N.A. and JPMorgan Chase Bank, N.A. The Credit Agreement is used to provide for additional liquidity to finance acquisitions, working capital and capital expenditures, and for other general corporate purposes. The Credit Agreement includes a revolving credit loan (the “Revolving Facility”), with borrowing capabilities not to exceed $200,000 at any time, with the ability to request an increase in this amount by an additional $100,000 at the individual or collective option of any of the Lenders. Effective February 1, 2023, the Credit Agreement transitioned to a secured overnight financing rate (SOFR) in substitution for the London Interbank Offered Rate (LIBOR) and will commence at the next interest rate renewal period. The applicable interest rate for the Revolving Facility and Term Loan (defined below) is based on the effective SOFR base rate plus a SOFR adjustment based on the term of the interest rate period plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. The SOFR adjustment is based on interest rate periods of 1-month at .1%, 3-months at .15%, and 6-months at .25%. Prior to the transition to SOFR, the applicable interest rate for the Revolving Facility and Term Loan was based on the effective LIBOR plus a spread ranging from 1.00% to 1.75%, depending on the consolidated net leverage ratio of Chase and its subsidiaries. As of August 31, 2023, the Company had $105,000 in long-term debt related to the acquisition of NuCera Solutions that closed on September 1, 2022. The long-term debt has a weighted average interest rate of 6.43% as of August 31, 2023.

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

The outstanding balance on the Credit Facility is guaranteed by all of Chase’s direct and indirect domestic subsidiaries, which collectively had a carrying value of approximately $336,388 at August 31, 2023. The Credit Facility is subject to restrictive covenants under the Credit Agreement, and financial covenants that require Chase and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a consolidated net leverage ratio of no greater than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.50 to 1.00 (both defined in the Credit Agreement). The Credit Agreement requires lender permission for acquisitions over a certain size, and allows the company to temporarily modify the consolidated leverage ratio when an acquisition greater than $50,000 is consummated during an applicable measurement period. Due to the NuCera acquisition, the consolidated leverage ratio was not to exceed 3.75 to 1.00 as of the end of the four fiscal quarters following the acquisition. Prepayment is allowed by the Credit Agreement at any time during the term of the agreement, subject to customary notice requirements and the payment of customary LIBOR or SOFR breakage fees. Chase Corporation was in compliance with the debt covenants under the Credit Agreement as of August 31, 2023.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 7—Income Taxes

The Company has applied the U.S. statutory Federal rate of 21%, enacted as part of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, for fiscal years end August 31, 2023, 2022 and 2021.

In fiscal 2019, the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2019. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the years ended August 31, 2023, 2022 and 2021.

The Company concluded that the Base Erosion and Anti Abuse Tax (“BEAT”) provision of the Tax Act, which also became applicable to the Company in fiscal 2019, had no effect on our effective tax rate for fiscal 2023, 2022 or 2021.

In July 2020, the United States Internal Revenue Service (“IRS”) released final regulations (TD 9901) that ease documentation standards and provide greater flexibility for taxpayers claiming the deduction for Foreign-Derived Intangible Income (“FDII”). During fiscal 2023, the Company’s effective tax rate included a FDII deduction benefit of $903. In addition, during fiscal 2023, the Company recognized $69 of tax benefit due to the expiration of statute of limitations.

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

Domestic and foreign pre-tax income for the years ended August 31, 2023, 2022 and 2021 was:

	Year Ended August 31,
	2023	2022	2021
United States	$32,239	$49,015	$52,182
Foreign	10,952	9,583	6,412
	$43,191	$58,598	$58,594

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The provision (benefit) for income taxes for the years ended August 31, 2023, 2022 and 2021 was:

	Year Ended August 31,
	2023	2022	2021
Current:
Federal	$10,868	$10,346	$11,677
State	2,436	2,589	782
Foreign	3,146	2,015	2,123
Total current income tax provision	16,450	14,950	14,582

Deferred:
Federal	(5,212)	(775)	(832)
State	(783)	47	(124)
Foreign	(446)	(295)	48
Total deferred income tax benefit	(6,441)	(1,023)	(908)

Total income tax provision	$10,009	$13,927	$13,674

The provision (benefit) for income taxes differs from the amount computed by applying the Federal statutory income tax rate to income before income taxes. The Company’s combined federal, state and foreign effective tax rate as a percentage of income before taxes for fiscal 2023, 2022 and 2021, net of offsets generated by federal, state and foreign tax benefits, was 23.2%, 23.8% and 23.3%, respectively. The following is a reconciliation of the effective income tax rate with the U.S. Federal statutory income tax rate for the years ended August 31, 2023, 2022 and 2021:

	Year Ended August 31,
	2023	2022	2021
Federal statutory rates	21.0%	21.0%	21.0%
Adjustment resulting from the tax effect of:
State and local taxes, net of federal benefit	2.0%	2.3%	2.3%
Foreign tax rate differential	0.5%	(0.3)%	(0.3)%
Adjustment to uncertain tax position	(0.1)%	(0.5)%	0.1%
Transaction costs not deductible	0.0%	0.8%	0.0%
Research credit generated	(0.3)%	(0.1)%	(0.1)%
Stock Compensation	0.1%	0.0%	(0.3)%
Permanent items	1.1%	2.2%	1.1%
GILTI and Subpart F, net of foreign tax credit	0.4%	0.2%	0.3%
Deferred income tax remeasurement	0.0%	(0.5)%	0.1%
Foreign Derived Intangible Income	(2.1)%	(1.2)%	(1.1)%
Performance-based earnout contingency	0.4%	0.2%	0.6%
Other	0.2%	(0.3)%	(0.4)%

Effective income tax rate	23.2%	23.8%	23.3%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	As of August 31,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$385	$363
Inventories	1,296	715
Accruals	696	728
Research and development	1,211	—
Warranty reserve	18	6
Pension accrual	2,345	1,872
Deferred compensation	630	559
Foreign currency loss on previously taxed income	—	56
Loan finance costs	(40)	—
Restricted stock grants	683	495
Non-qualified stock options	385	323
Lease liability	1,898	2,208
Unrealized gain/loss on foreign exchange	129	—
Other	31	36
	9,667	7,361
Deferred tax liabilities:
Prepaid liabilities	(117)	(38)
Foreign intangibles	(3,616)	(2,099)
Right-of-use asset	(1,818)	(2,154)
Depreciation and amortization	(31,883)	411
	(37,434)	(3,880)
Net deferred tax assets (liabilities)	$(27,767)	$3,481

In fiscal 2021, the Company included $599 of net operating loss carry forwards which offset future taxable income. The entire $599 of net operating loss carry forwards was utilized in fiscal 2022 and the operating loss for the year was $0. The net operating loss for fiscal 2023 was $0.

Chase Corporation is required to apply a valuation allowance to reduce the deferred tax assets reported if based on the weight of the evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of August 31, 2023 and 2022, respectively, the Company determined that a valuation allowance was not needed.

Consistent with the Company’s practice prior to the passage of the Tax Act, we do not currently take the position that undistributed foreign subsidiaries’ earnings are considered to be permanently reinvested.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

A summary of the Company’s adjustments to its uncertain tax positions, included within long-term accrued income taxes on the consolidated balance sheet, in fiscal years ended August 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance, at beginning of the year	$1,820	$2,190	$1,941
Increase for tax positions related to the current year	9	99	—
Decreases for currency translation adjustments	37	(71)	—
Increase (decrease) for tax positions related to prior years	13	—	1,180
Decreases for settlement of uncertain tax positions	(30)	—	(705)
Increase for interest and penalties	35	97	208
Decrease for lapses of statute of limitations	11	(495)	(434)
Balance, at end of year	$1,895	$1,820	$2,190

The unrecognized tax benefits mentioned above include an aggregate of $619 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $35, net of Federal tax expense, was recorded as a tax expense during the current fiscal year. The Company anticipates that its accrual for uncertain tax positions could change by approximately $510 over the next twelve-month period due to statute of limitations expiration.

The Company is subject to U.S. Federal income tax, as well as to income tax of multiple state, local and foreign tax jurisdictions. The statute of limitations for all material U.S. Federal, state, and local tax filings remains open for fiscal years subsequent to 2019. For foreign jurisdictions, the statute of limitations remains open in the U.K and France for fiscal years subsequent to 2019.

Note 8—Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheet as of August 31, 2023 and 2022:

	August 31,	August 31,
	2023	2022
Assets
Operating lease right-of-use assets	$6,986	$8,596

Liabilities
Current (accrued expenses)	$1,485	$1,448
Operating lease long-term liabilities	5,110	6,618
Total lease liability	$6,595	$8,066

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Lease cost

The components of lease costs for the years ended August 31, 2023, 2022, and 2021 are as follows:

	Year Ended August 31,
	2023	2022	2021

Operating lease cost (a)	$4,055	$3,332	$3,772

(a)Includes short-term leases and variable lease costs (e.g. common area maintenance), which are immaterial.

Maturity of lease liability

The maturity of the Company's lease liabilities on August 31, 2023 was as follows:

Future Operating
Year ending August 31,	Lease Payments
2024	1,664
2025	1,439
2026	1,101
2027	738
2028	553
2029 and thereafter	1,675
Less: Interest	(575)
Present value of lease liabilities	$6,595

The weighted average remaining lease term and discount rates are as follows:

	August 31,	August 31,
	2023	2022
Lease Term and Discount Rate
Weighted average remaining lease terms (years)
Operating leases	5.9	6.5
Weighted average discount rate (percentage)
Operating leases	3.2%	2.8%

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended August 31,
	2023	2022

Operating cash outflows from operating leases	$2,621	$1,725
Total cash paid for amounts included in the measurement of lease liabilities	$2,621	$1,725

Total rental expense for all operating leases amounted to $4,055, $3,332 and $3,772 for the years ended August 31, 2023, 2022 and 2021, respectively.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Woodlands, TX – Lease Impairment/write-off

During the third quarter of 2023, Chase moved out of the Woodlands, TX facility (previously NuCera Corporate and R&D headquarters) to a smaller R&D facility in Houston, TX. On the last day of the third fiscal quarter, the Company signed a sublease agreement for the Woodlands office and expensed $211 as a lease impairment related to this facility in the third quarter of the fiscal period. The project is now substantially complete, and any future costs related to the facility relocation are not anticipated to be significant to the consolidated financial statements.

Woburn, MA – Lease Impairment/write-off

On the last day of the second fiscal quarter, the Company signed a termination agreement for the Woburn, MA facility and wrote off the right-of-use asset and liability of the Woburn, MA lease, expensing $314 in the second fiscal quarter of 2023. Additionally, the Company expensed $548 as a lease impairment related to the Woburn, MA facility in the first quarter of fiscal 2023.

The lease impairment/write-off (noted above) are included in the loss on impairment/write-off of long-term assets within the consolidated statements of operations.

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

The Company’s contribution expense for all 401(k) plans was $1,905, $942, and $844 for the years ended August 31, 2023, 2022 and 2021, respectively.

Non-Qualified Deferred Savings Plans

The Company has a non-qualified deferred savings plan covering the Board of Directors and a separate plan covering selected employees. Participants may elect to defer a portion of their compensation for future payment. The plans are funded by trusteed assets that are restricted to the payment of deferred compensation or satisfaction of the Company’s general creditors. The Company’s restricted investments under the plans were $2,938 and $2,367 at August 31, 2023 and 2022, respectively, and corresponding deferred compensation liabilities were $2,950 and $2,375 on August 31, 2023 and 2022, respectively.

Pension Plans

The Company has noncontributory defined benefit pension plans covering employees of certain divisions of the Company. The Company has a funded, qualified plan (“Qualified Plan”) and an unfunded supplemental plan (“Supplemental Plan”) designed to maintain benefits for certain employees at the plan formula level. The plans provide for pension benefits determined by a participant’s years of service and final average compensation. The Qualified Plan assets consist of separate pooled investment accounts with a trust company. The measurement date for the plans is August 31, 2023.

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

The following tables reflect the status of the Company’s pension plans for the years ended August 31, 2023 2022 and 2021:

	Year Ended August 31,
	2023	2022	2021
Change in benefit obligation
Projected benefit obligation at beginning of year	$16,798	$20,261	$20,663
Service cost	264	382	366
Interest cost	612	384	341
Actuarial (gain) loss	(2,256)	(2,202)	645
Benefits paid	(2,371)	(2,027)	(1,754)
Projected benefit obligation at end of year	$13,047	$16,798	$20,261

Change in plan assets
Fair value of plan assets at beginning of year	$7,802	$9,280	$8,168
Actual return on plan assets	373	(1,369)	1,301
Employer contribution	1,564	1,917	1,565
Benefits paid	(2,371)	(2,026)	(1,754)
Fair value of plan assets at end of year	$7,368	$7,802	$9,280

Funded status at end of year	$(5,679)	$(8,996)	$(10,981)

	Year Ended August 31,
	2023	2022	2021
Amounts recognized in consolidated balance sheets
Noncurrent assets	$147	$—	$—
Current liabilities	(1,565)	(1,565)	(1,565)
Noncurrent liabilities	(4,261)	(7,431)	(9,416)
Net amount recognized in consolidated balance sheets	$(5,679)	$(8,996)	$(10,981)

Actuarial present value of benefit obligation and funded status
Accumulated benefit obligations	$11,649	$15,093	$17,898
Projected benefit obligations	$13,047	$16,798	$20,261
Plan assets at fair value	$7,368	$7,802	$9,280

Amounts recognized in accumulated other comprehensive income
Prior service cost	$33	$37	$40
Net actuarial loss	5,734	8,659	9,674
Adjustment to pre-tax accumulated other comprehensive income	$5,767	$8,696	$9,714

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	Year Ended August 31,
	2023	2022	2021
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss	$(385)	$(439)	$(884)
Amortization of loss	(455)	(593)	(656)
Supplemental plan assumption change	(1,873)	17	619
Amortization of prior service cost	(3)	(3)	(3)
Effect of settlement on accumulated other comprehensive income	(213)	—	—
Total recognized in other comprehensive income	(2,929)	(1,018)	(924)

Net periodic pension cost	1,177	951	975

Total recognized in net periodic pension cost and other comprehensive income	$(1,752)	$(67)	$51

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year
Prior service cost	$3	$3	$3
Net actuarial loss	345	594	593

Prior service cost arose from the amendment of the plan’s benefit schedules to comply with the Tax Reform Act of 1986 and adoption of the unfunded supplemental pension plan.

Components of net periodic pension cost for the fiscal years ended August 31, 2023, 2022 and 2021 included the following:

	2023	2022	2021
Components of net periodic benefit cost
Service cost	$264	$382	$366
Interest cost	612	384	341
Expected return on plan assets	(370)	(411)	(391)
Amortization of prior service cost	3	3	3
Amortization of accumulated loss	455	593	656
Curtailment and settlement loss	213	—	—
Net periodic benefit cost	$1,177	$951	$975

Weighted average assumptions used to determine benefit obligations as of August 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Discount rate
Qualified plan	5.00%	4.21%	2.15%
Supplemental plan	5.27%	4.36%	1.95%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Weighted average assumptions used to determine net periodic benefit cost for the years ended August 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Discount rate
Qualified plan	4.21%	2.15%	1.92%
Supplemental plan	4.36%	1.95%	1.65%
Expected long-term return on plan assets
Qualified plan	5.55%	4.85%	5.25%
Supplemental plan	—%	—%	—%
Rate of compensation increase
Qualified and Supplemental plan	3.50%	3.50%	3.50%

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

The Company estimates that each 100-basis point reduction in the discount rate would result in additional (decreased) net periodic pension cost, the Company’s primary pension obligation, of approximately $67 for the Qualified Plan and ($21) for the Supplemental Plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100-basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of approximately $48 for the Qualified Plan. No rate of return is assumed for the Supplemental Plan since that plan is currently not funded. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, periodically.

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

The Qualified Plan assets are invested in a diversified mix of both domestic and foreign equity investments and fixed income securities. Asset manager performance is reviewed at least annually and benchmarked against the peer universe for the given investment style. The Company’s expected return for the Qualified Plan is 6.65%. To determine the expected long-term rate of return on the assets for the Qualified Plan, the Company considered the historical and expected return on the plan assets, as well as the current and expected allocation of the plan assets.

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

The Qualified Plan has the following target allocation and weighted average asset allocations as of August 31, 2023, 2022 and 2021:

	Target
	Allocation	Percentage of Plan Assets as of August 31,
Asset Category	Range	2023	2022	2021
Equity securities	10-80%	46%	47%	46%
Debt securities	20-75%	54%	53%	54%
Other	0-100%	—%	—%	—%
Total	100%	100%	100%	100%

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

The following table presents the Company’s pension plan assets at August 31, 2023 and 2022 by asset category:

		Fair value measurements at				Fair value measurements at
		August 31, 2023				August 31, 2022
			Significant				Significant
		Quoted prices	other	Significant		Quoted prices	other	Significant
		in active	observable	unobservable		in active	observable	unobservable
	August 31,	markets	inputs	inputs	August 31,	markets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)	2022	(Level 1)	(Level 2)	(Level 3)
Asset Category
Equity securities	$3,389	$3,389	$—	$—	$3,667	$3,667	$—	$—
Debt securities	3,979	3,979	—	—	4,135	4,135	—	—

Total	$7,368	$7,368	$—	$—	$7,802	$7,802	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Estimated Future Benefit Payments

The following pension benefit payments (which include expected future service) are assumed to be paid in each of the following fiscal years based on the participants’ normal retirement age, and giving consideration to the termination of the NEPTCO Pension plan:

Year ending August 31,	Pension Benefits
2024	$2,970
2025	1,760
2026	1,743
2027	1,153
2028	1,072
2029-2033	3,525
$12,223

The Company contributed $1,564, $1,917 and $1,565 to fund its obligations under the pension plans for the years ended August 31, 2023, 2022 and 2021, respectively. The Company plans to make the necessary contributions during fiscal 2024 to ensure its pension plans continue to be adequately funded given the current market conditions and does not anticipate a material change from amounts contributed during the current fiscal year.

Note 10—Stockholders’ Equity

Amended and Restated 2013 Equity Incentive Plan

In December 2021, the Company adopted an amendment and restatement of the Chase Corporation 2013 Equity Incentive Plan (the “Amended 2013 Plan”). The Amended 2013 Plan was approved by stockholders in February 2022. The Amended 2013 Plan permits the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2013 Equity Incentive Plan was initially 1,200,000. No additional shares were included as a result of the December 2021 amendments. Additional shares may become available in connection with share splits, share dividends or similar transactions. As of August 31, 2023, 836,142 shares remained available for future grant under the Amended 2013 Plan.

2005 Incentive Plan

In November 2005, the Company adopted, and the stockholders subsequently approved, the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan permitted the grant of restricted stock, stock options, deferred stock, stock payments or other awards to employees, participating officers, directors, consultants and advisors who are linked directly to increases in shareholder value. The aggregate number of shares available for grant under the 2005 Plan was initially 1,000,000. The Company is no longer granting equity awards under the 2005 Plan. Options to purchase 17,725 shares of common stock remained outstanding under the 2005 Plan as of August 31, 2023.

Restricted Stock

Employees and Executive Management

In August 2016, the Board of Directors of the Company approved equity retention agreements with certain executive officers. The equity-based retention agreements had a grant date of September 1, 2016. In addition to the stock option component described below, the equity retention agreements contained a time-based restricted stock grant of 16,312 shares in the aggregate, with 7,768 shares having a vesting date of August 31, 2019, and 8,544 shares vesting on

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

August 31, 2021. The latter award was amended in August 2017 to vest in five equal annual installments over the five-year period following the grant date. Compensation expense was recognized on a ratable basis over the vesting period.

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

In August 2019, the Board of Directors of the Company approved the fiscal year 2020 LTIP for the executive officers and other members of management. The 2020 LTIP was an equity-based plan with a grant date of September 1, 2019 and contained the following equity components: (a) a performance and service-based restricted stock grant of 3,697 shares in the aggregate, subject to adjustment based on fiscal 2020 results, with a vesting date of August 31, 2022, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 3,689 shares in the aggregate, with a vesting date of August 31, 2022, for which compensation expense was recognized on a ratable basis over the vesting period.

In August 2019, the Board of Directors of the Company approved equity retention agreements with certain executive officers. The equity-based retention agreements have a grant date of September 1, 2019 and contained time-based restricted stock grants of 15,945 shares in the aggregate, and had a vesting date of August 31, 2022. Compensation expense was recognized on a ratable basis over the vesting period.

During the second quarter of fiscal 2020, additional grants of 432 shares, 616 shares and 18,720 shares of restricted stock (total of 19,768) were issued to non-executive members of management with vesting dates of December 31, 2021, 2022 and 2024, respectively. Compensation expense is being recognized on a ratable basis over the vesting period.

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

In August 2020, the Board of Directors of the Company approved the fiscal year 2021 LTIP for the executive officers and other members of management. The 2021 LTIP was an equity-based plan with a grant date of September 1, 2020 and contained the following equity components: (a) a performance and service-based restricted stock grant of 3,798 shares in the aggregate, subject to adjustment based on fiscal 2021 results, with a vesting date of August 31, 2023, for which compensation expense was recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 4,919 shares in the aggregate, with a vesting date of August 31, 2023, for which compensation expense was recognized on a ratable basis over the vesting period.

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

In February 2021, a performance and service-based restricted stock grant totaling 521 shares, and a time-vesting restricted stock grant in the amount of 261 shares, was granted in conjunction with the appointment of a new executive of the Company. The restricted shares vested on the same terms as those granted under the 2021 LTIP in September 2020. Compensation expense was recognized over the period of the award consistent with the vesting terms.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

During the fourth quarter of fiscal 2021, one additional grant totaling 641 shares of restricted stock was issued to a non-executive member of management, with a vesting date of July 27, 2022. Compensation expense was recognized on a ratable basis over the vesting period.

In the fourth quarter of fiscal 2022, restricted stock in the amount of 299, 461, and 407 shares related to the fiscal 2019, 2020, and 2021 grant, respectively, was forfeited in conjunction with the termination of employment of non-executive members of management of the Company.

In August 2022, the Board of Directors of the Company approved the fiscal year 2023 LTIP for the executive officers and other members of management. The 2023 LTIP is an equity-based plan with a grant date of September 1, 2022 and contains the following equity components: (a) a performance and service-based stock grant of 10,580 shares of time-based restricted stock in aggregate, subject to adjustment based on fiscal 2023 results, with a vesting date of August 31, 2025, for which compensation expense is recognized on a ratable basis over the vesting period based on quarterly probability assessments; and (b) a time-based restricted stock grant of 9,918 shares and 636 shares, with a vesting date of August 31, 2025 and August 31, 2023, respectively, for which compensation expense is recognized on a ratable basis over the vesting period.

In addition to the 2023 LTIP, the Board of Directors approved a retention grant with a grant date of September 1, 2022 of an aggregate of 10,015 shares of time-based restricted stock. Out of the 10,015 shares of time-based restricted stock granted, 2,056 shares vested on March 1, 2023, 3,705 shares vested on September 1, 2023, 1,418 shares are scheduled to vest on August 31, 2024, and 2,836 shares are scheduled to vest on August 31, 2026. Compensation expense is being recognized on a ratable basis over the vesting period.

In December 2022, restricted stock in the amount of 314 shares was issued to a non-executive member of management and is scheduled to vest on August 31, 2025. Compensation expense is being recognized on a ratable basis over the vesting period.

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

In July 2022, as part of the standard compensation for board service, a non-employee member of the Board received a grant of 456 shares of restricted stock for service on the board. These shares of restricted stock vested on January 31, 2023. Compensation expense was recognized on a ratable basis over the twelve-month vesting period.

In February 2023, as part of their standard compensation for board service, non-employee members of the Board received a total grant of 7,824 shares of restricted stock for service for the period January 31, 2023 through January 31, 2024. The shares of restricted stock will vest at the conclusion of this service period. Compensation expense is being recognized on a ratable basis over the twelve-month vesting period.

A summary of the transactions of the Company’s restricted stock plans for the years ended August 31, 2023, 2022 and 2021 is presented below:

	Non Employee Directors	Weighted Average Grant Date Fair Value	Non Employee Consultants and Advisors	Weighted Average Grant Date Fair Value	Officers and Employees	Weighted Average Grant Date Fair Value
Unvested restricted stock at August 31, 2020	4,906	$95.59	—	$—	59,875	$97.72
Granted	4,635	104.09	2,306	108.42	9,499	98.10
Vested	(5,016)	95.59	—	—	(19,978)	80.13
Forfeited or cancelled	—	—	—	—	(6,195)	103.86
Unvested restricted stock at August 31, 2021	4,525	$104.09	2,306	$108.42	43,201	$107.31
Granted	5,456	93.48	—	—	18,190	105.16
Vested	(4,525)	104.04	—	—	(16,804)	100.22
Forfeited or cancelled	—	—	—	—	(3,031)	111.84
Unvested restricted stock at August 31, 2022	5,456	$93.48	2,306	$108.42	41,556	$109.02
Granted	7,824	97.15	—	—	32,592	88.63
Vested	(5,456)	93.48	(2,306)	108.42	(14,957)	98.32
Forfeited or cancelled	—	—	—	—	(2,494)	98.80
Unvested restricted stock at August 31, 2023	7,824	$97.15	—	$—	56,697	$100.57

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

In August 2019, the Board of Directors of the Company approved the fiscal year 2020 LTIP for the executive officers and other members of management. The 2020 LTIP was an equity-based plan with a grant date of September 1, 2019 and included options to purchase 13,418 shares of common stock in the aggregate with an exercise price of $100.22 per share. The options vested in three equal annual installments ending on August 31, 2022. Of the options granted, 6,218 options will expire on August 31, 2029, and 7,200 options will expire on September 1, 2029. Compensation expense was recognized over the period of the award consistent with the vesting terms.

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

In August 2020, the Board of Directors of the Company approved the fiscal year 2021 LTIP for the executive officers and other members of management. The 2021 LTIP was an equity-based plan with a grant date of September 1, 2020 and included options to purchase 14,845 shares of common stock in the aggregate with an exercise price of $97.57 per share. The options vested in three equal annual installments ending on August 31, 2023. Of the options granted, 6,730 options will expire on August 31, 2030, and 8,115 options will expire on September 1, 2030. Compensation expense was recognized over the period of the award consistent with the vesting terms.

In January 2021, options to purchase 18,129 shares of common stock were forfeited in conjunction with the termination without cause of a now former executive of the Company. Options to purchase an additional 306 shares of common stock were forfeited in April 2021 related to this same termination.

In February 2021, options to purchase 749 shares of common stock with an exercise price of $104.04 per share were granted in conjunction with the appointment of a new executive of the Company. The stock options vested on the same terms as those granted in September 2020 under the 2021 LTIP. Compensation expense was recognized over the period of the award consistent with the vesting terms.

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

In August 2022, the Board of Directors of the Company approved the fiscal year 2023 LTIP for the executive officers and other members of management. The 2023 LTIP is an equity-based plan with a grant date of September 1, 2022 and included options to purchase 25,987 shares of common stock in the aggregate with an exercise price of $88.16 per share. The options vest in three equal installments ending on August 31, 2025 and will expire on September 1, 2032. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

In October 2022, options to purchase 2,733 shares of common stock were forfeited in conjunction with the termination without cause of a now former employee of the Company.

In December 2022, options to purchase 791 shares of common stock were awarded to a non-executive member of management in the aggregate with an exercise price of $95.00 per share. The options will vest in three annual installments beginning on August 31, 2023 and ending on August 31, 2025 and will expire on September 1, 2032. Compensation expense is being recognized over the period of the award consistent with the vesting terms.

The following table summarizes information about stock options outstanding as of August 31, 2023:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$35.50	10,479	1.0	$35.50	$954	10,479	$35.50	$954
$39.50	10,072	2.0	$39.50	$876	10,072	$39.50	$876
$64.37	31,089	3.0	$64.37	$1,932	31,089	$64.37	$1,932
$93.50	7,813	4.0	$93.50	$258	7,813	$93.50	$258
$94.88	14,480	8.4	$94.88	$458	—	$94.88	$—
$97.57	12,269	7.0	$97.57	$355	12,269	$97.57	$355
$100.22	49,017	6.0	$100.22	$1,288	49,017	$100.22	$1,288
$104.00	606	4.5	$104.00	$14	606	$104.00	$14
$104.04	749	7.0	$104.04	$17	749	$104.04	$17
$114.50	10,964	8.0	$114.50	$132	7,310	$114.50	$88
$123.95	7,410	5.0	$123.95	$19	7,410	$123.95	$19
$88.16	25,987	9.0	$88.16	$996	8,669	$88.16	$332
$95.00	791	9.0	$95.00	$25	263	$95.00	$8
	181,726	5.7	$86.21	$7,324	145,746	$84.37	$6,141

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Options are granted with an exercise price that is equal to the closing market value of the Company’s common stock on the day preceding the grant date, which is determined not to be materially different from the opening market value on the date of grant.

The fair value of options granted was estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the years ending August 31, 2023, 2022 and 2021:

	2023		2022		2021
Expected dividend yield	1.1%		0.8%		0.7%
Expected life	6.0	years	6.3	years	6.0	years
Expected volatility	39.1%		38.7%		39.5%
Risk-free interest rate	3.3%		1.3%		0.4%

Stock based compensation expense recognized in fiscal years 2023, 2022 and 2021 was $3,656, $3,147 and $2,978, respectively.

A summary of the transactions of the Company’s stock option plans for the years ended August 31, 2023, 2022 and 2021 is presented below:

	Officers and Employees	Weighted Average Exercise Price
Options outstanding at August 31, 2020	164,696	$75.21
Granted	15,594	$97.88
Exercised	(7,546)	$38.79
Forfeited or cancelled	(18,435)	$100.62
Options outstanding at August 31, 2021	154,309	$76.24
Granted	27,422	$104.14
Exercised	(2,533)	$16.00
Forfeited or cancelled	(3,187)	$108.36
Options outstanding at August 31, 2022	176,011	$80.88
Granted	26,778	$88.36
Exercised	(18,330)	$35.52
Forfeited or cancelled	(2,733)	103.98
Options outstanding at August 31, 2023	181,726	$86.21
Options exercisable at August 31, 2023	145,746	$84.37

The weighted average grant date fair value of options granted in the years ended August 31, 2023, 2022 and 2021 was $33.77, $37.71 and $34.45 per share, respectively.

The total pretax intrinsic value of stock options exercised was $1,142, $195 and $558 for the years ended August 31, 2023, 2022, and 2021, respectively.

Excluding the effects of common stock reserved for issuance upon exercise of the 181,726 outstanding options, there were 836,142 shares of common stock available for future issuance under the Company’s Amended and Restated 2013 Equity Incentive Plan on August 31, 2023. Based on historic experience, management estimates all outstanding stock options will vest.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The income tax benefit realized from stock options exercised, vesting of restricted stock and issuance of stock pursuant to grants of restricted stock units was $140, $20 and $114 for the years ended August 31, 2023, 2022 and 2021, respectively.

As of August 31, 2023, unrecognized expense related to all stock-based compensation described above was $3,042 (including $2,400 for restricted stock and $642 for stock options), which will be recognized over the next four fiscal years.

Note 11—Segment Data

The Company is organized into three reportable operating segments: Adhesives, Sealants and Additives; Industrial Tapes; and Corrosion Protection and Waterproofing. The segments are distinguished by the nature of the products manufactured and how they are delivered to their respective markets.

The Adhesives, Sealants and Additives segment offers innovative and specialized product offerings consisting of both end-use products and intermediates that are generally used in, or integrated into, another company’s products. Demand for the segment’s product offerings is typically dependent upon general economic conditions. This segment leverages the core specialty chemical competencies of the Company, and serves diverse markets and applications. The segment sells predominantly into the transportation, appliances, medical, personal care, general industrial and environmental market verticals. The segment’s products include moisture protective coatings and customized sealant and adhesive systems for electronics, polymeric microspheres, polyurethane dispersions, specialty polymers and superabsorbent polymers. Beginning September 1, 2022 (first day of fiscal 2023), the Adhesives, Sealants and Additives segment includes the acquired operations of NuCera, within the functional additives product line.

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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The following tables summarize information about the Company’s segments:

	Years Ended August 31,
	2023		2022		2021
Revenue
Adhesives, Sealants and Additives	$207,900		$135,770		$126,864
Industrial Tapes	153,660		143,954		120,873
Corrosion Protection and Waterproofing	42,455		45,936		45,599
Total	$404,015		$325,660		$293,336

Income before income taxes
Adhesives, Sealants and Additives	$29,314	(a), (b)	$37,657	(d)	$36,520	(f)
Industrial Tapes	47,694		41,387		37,407
Corrosion Protection and Waterproofing	14,729		17,415		15,913	(g)
Total for reportable segments	91,737		96,459		89,840
Corporate and common costs	(48,546)	(c)	(37,861)	(e)	(31,246)	(h)
Total	$43,191		$58,598		$58,594

Includes the following costs by segment:
Adhesives, Sealants and Additives
Interest	$8,981		$170		$116
Depreciation	6,423		924		1,065
Amortization	23,658		10,466		10,685

Industrial Tapes
Interest	$—		$170		$83
Depreciation	1,270		1,568		1,718
Amortization	3		1,280		1,537

Corrosion Protection and Waterproofing
Interest	$—		$85		$98
Depreciation	495		516		588
Amortization	5		5		636
(a)	Includes a $702 year-to-date loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie, $516 in operation optimization costs related to the move from Woburn, MA to O’Hara Township, PA, $862 loss on impairment/write-off of long-term asset related to the Woburn, MA facility, $331 year-to-date loss on impairment/write-off of long-term asset related to the relocation of the Woodlands, TX facility to the new NuCera-related R&D facility in Houston, TX, and $492 and $3 year-to-date loss on impairment/write-off of long-term asset related to a discontinued NuCera-related engineering design study and fixed asset disposal from our Barnsdall, OK facility
(b)	Includes $2,242 of purchase accounting inventory adjustment related to the Company’s NuCera business and $2,280 of backlog amortization fully amortized related to the Company’s NuCera business both incurred during the first quarter of the fiscal year
(c)	Includes $1,476 in operations optimization costs related to the Company’s ERP upgrade, $4,270 of acquisition-related expenses attributable to the merger agreement signed on July 21, 2023, $29 of acquisition-related expenses attributable to NuCera,
(d)	For 2022, includes a $432 loss on the upward adjustment of the performance-based earn-out contingent consideration associated with the September 2020 acquisition of ABchimie, $463 in operation optimization costs related to the move from Woburn, MA to O’Hara Township, PA and $147 of operations optimization costs related to the move from Newark, CA to Hickory, NC
(e)	For 2022, includes $232 of operations optimization costs related to the Company’s move to the new corporate headquarters within Westwood, MA, and $4,000 of acquisition-related expenses attributable to NuCera
(f)	For 2021, includes $1,664 in loss on the upward adjustment of the performance-based earn out contingent consideration associated with the September 2020 acquisition of ABchimie and $977 in exit costs related to the movement of the sealants system business out of the Newark, CA location and into the Hickory, NC location during fiscal 2021
(g)	For 2021, includes expense of $100 for the write-down of certain assets under construction
(h)	For 2021, includes $128 in acquisition-related expense attributable to the February 2021 acquisition of the operations of Eti

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

	August 31,	August 31,
	2023	2022
Total Assets
Adhesives, Sealants and Additives	$415,361	$153,784
Industrial Tapes	82,929	87,751
Corrosion Protection and Waterproofing	33,043	33,037
Total for reportable segments	531,333	274,572
Corporate and common assets (a)	69,473	337,008
Total	$600,806	$611,580

(a)	Corporate and common assets at August 31, 2022 include $180,000 in cash drawn from the Company’s revolving credit facility and $70,000 of cash on hand in anticipation of the acquisition of NuCera, which closed on the first day of fiscal year 2023.

Note 12—Export Sales and Foreign Operations

Export sales from continuing domestic operations to unaffiliated third parties were $77,773, $36,305 and $33,439 for the years ended August 31, 2023, 2022 and 2021, respectively. The increase in export sales from fiscal 2023 to fiscal 2022 is reflective of the company-wide year-over-year increase in revenue attributed to NuCera in the current fiscal period.

The Company’s products are sold worldwide. Revenue for the years ended August 31, 2023, 2022 and 2021, are attributed to operations located in the following countries:

	Years Ended August 31,
	2023	2022	2021
Revenue
United States	$345,121	$281,754	$245,476
United Kingdom	23,668	22,295	24,846
France	24,828	9,734	10,927
All other foreign (1)	10,398	11,877	12,087
Total	$404,015	$325,660	$293,336

(1)	Consists of sales from royalty revenue attributable to its licensed manufacturer in Asia and sales originated from the Company’s foreign operations in China, India and Singapore.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

As of August 31, 2023 and 2022, the Company had long-lived assets (defined as tangible assets providing the Company with a future economic benefit beyond the current year or operating period, including buildings, equipment and leasehold improvements) and goodwill and intangible assets, less accumulated amortization in the following countries:

	August 31,	August 31,
	2023	2022
Long-Lived Assets
United States
Property, plant and equipment, net	$57,593	$21,300
Goodwill and Intangible assets, less accumulated amortization	303,214	105,216

United Kingdom
Property, plant and equipment, net	1,719	1,832
Goodwill and Intangible assets, less accumulated amortization	3,598	3,318

France
Property, plant and equipment, net	303	239
Goodwill and Intangible assets, less accumulated amortization	29,996	20,130

All other foreign
Property, plant and equipment, net	854	877
Goodwill and Intangible assets, less accumulated amortization	653	157

Total
Property, plant and equipment, net	$60,469	$24,248
Goodwill and Intangible assets, less accumulated amortization	$337,461	$128,821

Note 13—Supplemental Cash Flow Data

Supplemental cash flow information for the years ended August 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Income taxes paid	$16,700	$15,017	$17,074
Interest paid	$8,975	$282	$245

Noncash Investing and Financing Activities
Common stock received for payment of stock option exercises	$650	$40	$206
Property, plant and equipment additions included in accounts payable	$319	$146	$256

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 14—Acquisitions

Fiscal 2023

Merger Agreement

On July 21, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Formulations Parent Corporation, a Delaware corporation (“Parent”), Formulations Merger Sub Corporation, a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

The consummation of the Merger (the “Closing”) is subject to certain customary mutual conditions, including (i) the approval of the Company’s shareholders holding at least two thirds of the outstanding shares of Company Common Stock entitled to vote on the adoption of the Merger Agreement, (ii) the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the approvals, clearances or expiration of applicable waiting periods of the Merger, as applicable, under the antitrust and foreign investment laws of certain other jurisdictions, and (iii) the absence of any order, injunction, decree or law issued or enforced by any governmental authority of competent jurisdiction that prohibits, renders illegal or enjoins the consummation of the Merger.

The 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), in connection with the Merger expired at 11:59 p.m. on September 5, 2023. The expiration of the HSR Act waiting period satisfies one of the conditions to the closing of the Merger.

On October 6, 2023, the Company convened a special meeting of shareholders to consider and vote upon certain proposals related to the Merger Agreement. Each proposal was approved by Shareholders at the Special Meeting. Shareholder approval satisfies one of the conditions to the closing of the Merger.

The Company incurred $4,270 of acquisition-related costs (in the fourth fiscal quarter) of fiscal 2023, related to the Plan of Merger.

Acquisition of NuCera Solutions

On September 1, 2022 (the first day of fiscal 2023), the Company acquired all of the capital stock of NuCera Solutions (“NuCera”). The NuCera acquisition extends our global reach in the production and development of highly differentiated specialty polymers and polymerization technologies serving demanding applications, offering products critical to enabling end-product functionality, performance and reliability for new blue-chip customers and high-growth end markets such as personal care, polymer additives, coatings, diversified consumer products and masterbatches

The Company acquired all of the capital stock of NuCera for a purchase price of $250,000, net of debt, accrued income taxes, cash at closing, and working capital adjustments resulting in a purchase price consideration of $250,092. The Company paid $249,594, net of $498 of cash acquired. The purchase was funded by utilizing $180,000 from the Company’s existing revolving credit facility and the remaining $70,000 from available cash on hand. The Company recorded transaction costs of $29 and $4,000 as of August 31, 2022 and 2023, respectively, related to this acquisition which are excluded from the purchase price. Acquisition-related costs consist of legal and professional fees related to the NuCera acquisition.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The NuCera acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations, (“ASC 805”). The purchase price consideration has been allocated to the assets acquired and liabilities assumed of NuCera based upon their fair values as of the acquisition date. Fair values of the assets acquired and liabilities assumed are measured in accordance with ASC Topic 820, Fair Value Measurements, (“ASC 820”), using the discounted cash flows and other applicable valuation techniques. For certain assets and liabilities, those fair values are consistent with historical carrying values.

Refer to the table summarizing the purchase consideration and the purchase price allocation to estimate fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands).

Allocation of the Purchase Price

Purchase Price Allocation	Amount
Cash consideration	$250,092
Total fair value of consideration transferred	250,092

Assets acquired:
Cash and cash equivalents	$498
Accounts receivable	10,392
Inventory	16,062
Prepaid and other current assets	4,848
Property, plant & equipment	38,292
Operating lease right-of-use assets	579
Goodwill	81,482
Intangible assets	148,021
Other assets	212
Total assets acquired	300,386

Liabilities assumed:
Accounts payable	$4,731
Accrued expenses	6,644
Income taxes payable	167
Operating lease long-term liabilities	474
Deferred income taxes	38,179
Accrued income taxes	99
Total liabilities assumed	50,294
Net assets acquired	$250,092

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

The purchase price allocation resulted in goodwill of $81,482 of which $1,147 is deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and assumed liabilities representing the estimated economic value attributable to future operations

Under the acquisition method of accounting for business combinations, if we identified changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and we record the offset to goodwill. The Company recorded all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current-period income tax expense. This accounting applies to all of our acquisitions, regardless of acquisition date.

The revenue and net loss for the results of operations for NuCera was $69,669 and ($11,850) for the year-to-date period of fiscal 2023.

The pro forma summary below presents the results of operations as if the NuCera acquisition occurred on September 1, 2021. Proforma adjustments for the twelve months ended August 31, 2022 includes $15,068 of incremental amortization expense from acquired intangible assets, $2,242 of inventory step-up, $8,910 of incremental interest expense, and the tax related impact. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent Chase’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Chase’s future consolidated results of operations.

	Twelve Months Ended August 31,
	2023	2022

Revenue	$404,016	$415,525
Net income	32,386	39,285

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

Refer to the table summarizing the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands).

2021
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

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Acquisition of ABchimie

On September 1, 2020 (first day of fiscal 2021), the Company acquired all the capital stock of ABchimie for €18,654 (approximately $22,241 at the time of the transaction) net of cash acquired, subsequent to final working capital adjustments, excluding acquisition-related costs totaling $274 recognized in fiscal 2020 and with a performance-based earn out (measured over four years post-acquisition) potentially worth an additional €7,000 (approximately $8,330 at the time of the transaction). The Company accrued $3,538 and $2,584 at August 31, 2023 and 2022, respectively, within Other liabilities on the consolidated balance sheet related to its current estimate of the earn out. Following its initial recording at the acquisition date, a $702, $432 and $1,664 increase in the performance-based earn out accrual was recorded within Loss on contingent consideration in the consolidated statement of operations for the year ended August 31, 2023, 2022 and 2021, respectively. See Note 16 to the consolidated financial statements for additional information on the estimate of contingent consideration payable.

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

Refer to the table summarizing the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands).

2021
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

Contract Balances

The Company’s contract assets primarily relate to unbilled revenue for products currently in production at the Company’s facilities and which incorporate customer-owned material. Revenue is recognized in advance of billing to the customer in these specific circumstances, whereas billing is typically performed at the time of shipment to or receipt by the customer. Contract assets are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. The following table presents contract assets by reportable operating segment as of August 31, 2023 and 2022:

	August 31,	August 31,
	2023	2023
Contract Assets
Adhesives, Sealants and Additives	$32	$55
Industrial Tapes	12	123
Corrosion Protection and Waterproofing	5	3
Total	$49	$181

The Company did not have any contract liabilities as of August 31, 2023 and 2022.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the years ended August 31, 2023, 2022 and 2021 was as follows:

	Year Ended August 31, 2023
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$109,998	$136,995	$35,794	$282,787
Asia\Middle East	51,062	6,804	4,345	62,211
Europe	45,633	7,304	1,986	54,923
All other foreign	1,207	2,557	330	4,094
Total Revenue	$207,900	$153,660	$42,455	$404,015

	Year Ended August 31, 2022
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$87,249	$127,988	$40,282	$255,519
Asia\Middle East	25,917	7,430	3,022	36,369
Europe	21,910	6,168	2,511	30,589
All other foreign	694	2,368	121	3,183
Total Revenue	$135,770	$143,954	$45,936	$325,660

	Year Ended August 31, 2021
	Adhesives, Sealants	Industrial	Corrosion Protection	Consolidated
	and Additives	Tapes	and Waterproofing	Revenue
Revenue
North America	$76,388	$106,084	$37,879	$220,351
Asia\Middle East	28,033	7,903	4,933	40,869
Europe	21,846	4,657	2,591	29,094
All other foreign	597	2,229	196	3,022
Total Revenue	$126,864	$120,873	$45,599	$293,336

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The financial assets classified as Level 1 and Level 2 as of August 31, 2023 and 2022 represent investments that are restricted for use in nonqualified retirement savings plans for certain key employees and directors.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of August 31, 2023 and 2022:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted investments	August 31, 2023	$2,938	$2,704	$234	$—

Restricted investments	August 31, 2022	$2,367	$2,125	$242	$—

The following table presents the fair value of the Company’s liabilities that are accounted for at fair value on a recurring basis as of August 31, 2023 and 2022:

			Fair value measurement category
			Quoted prices	Significant other	Significant
	Fair value		in active markets	observable inputs	unobservable inputs
	measurement date	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Long-term debt	August 31, 2023	$105,000	$—	$105,000	$—
Contingent consideration	August 31, 2023	$3,538	$—	$—	$3,538

Long-term debt	August 31, 2022	$180,000	$—	$180,000	$—
Contingent consideration	August 31, 2022	$2,584	$—	$—	$2,584

The long-term debt (including any current portion of long-term debt) had a $105,000 and $180,000 balance as of August 31, 2023 and 2022, respectively. The carrying value of the long-term debt approximates its fair value and has an interest rate of 6.43% as of August 31, 2023. The interest rate is set based on the movement of the underlying market rates. See Note 6 to the consolidated financial statements for additional information on long-term debt.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

In connection with accounting for the ABchimie acquisition on September 1, 2020, the Company recorded a contingent consideration liability included within Other liabilities on the consolidated balance sheet of €780 (approximately $928) on the acquisition date, representing the then fair value of contingent consideration payable upon the achievement of a performance-based target. The contingent consideration liability was valued using a Monte Carlo simulation model in an option pricing framework based on key inputs that are not all observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in Loss on contingent consideration on the consolidated statement of operations until the liability is settled. As of August 31, 2023, the liability increased to $3,538 predominantly due to changes in non-market data assumptions as well as a shorter period to the payment date. See Note 14 to the consolidated financial statements for additional information on the acquisition of ABchimie.

Note 17—Net Income Per Share

The determination of earnings per share under the two-class method is as follows:

	Years Ended August 31,
	2023	2022	2021
Net income	$33,182	$44,671	$44,920
Less: Allocated to participating securities	274	297	309
Available to common shareholders	$32,908	$44,374	$44,611
Basic weighted average shares outstanding	9,424,729	9,399,085	9,383,085
Additional dilutive common stock equivalents	33,887	35,256	45,331
Diluted weighted average shares outstanding	9,458,616	9,434,341	9,428,416
Net income available to common shareholders, per common and common equivalent share
Basic	$3.49	$4.72	$4.75
Diluted	$3.48	$4.70	$4.73

For the years ended August 31, 2023, 2022 and 2021, stock options to purchase 78,562, 96,912 and 59,508 shares of common stock, respectively, were outstanding but were not included in the calculation of diluted net income per share because their inclusion would be antidilutive. Included in the calculation of dilutive common stock equivalents are the unvested portion of restricted stock and stock options.

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 18—Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss), net of tax, were as follows:

		Change in Funded	Foreign Currency
	Restricted	Status of	Translation
	Investments	Pension Plans	Adjustment	Total
Balance at August 31, 2021	$518	$(7,979)	$(3,749)	$(11,210)

Other comprehensive gains (losses) before reclassifications	(282)	330	(9,582)	(9,534)
Reclassifications to net income of previously deferred (gains) losses	(72)	449	—	377
Other comprehensive income (loss)	(354)	779	(9,582)	(9,157)

Balance at August 31, 2022	$164	$(7,200)	$(13,331)	$(20,367)

Balance at August 31, 2022	$164	$(7,200)	$(13,331)	$(20,367)

Other comprehensive gains (losses) before reclassifications	178	3,076	5,385	8,639
Reclassifications to net income of previously deferred (gains) losses	(85)	503	—	418
Other comprehensive income (loss)	93	3,579	5,385	9,057

Balance at August 31, 2023	$257	$(3,621)	$(7,946)	$(11,310)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income:

	Amount of Gain (Loss) Reclassified from		Location of Gain (Loss)
	Accumulated Other		Reclassified from
	Comprehensive Income		Accumulated
	(Loss) into Income		Other Comprehensive
	Twelve Months Ended		Income (Loss)
	August 31, 2023	August 31, 2022	into Income
Gains on Restricted Investments:
Realized loss (gain) on sale of restricted investments	$(114)	$(96)	Selling, general and administrative expenses
Tax expense (benefit)	29	24
Gain net of tax	$(85)	$(72)

Loss on Funded Pension Plan adjustments:
Amortization of prior pension service costs and unrecognized losses	$458	$596	Other (expense) income
Settlement and curtailment loss	213	—	Other (expense) income
Tax expense (benefit)	(168)	(147)
Loss net of tax	$503	$449

Total net loss reclassified for the period	$418	$377

CHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share amounts

Note 19—Operations Optimization Costs

ERP System Upgrade

During the first quarter of fiscal 2023, the Company began the process of upgrading our current Oracle Legacy ERP System to the Oracle Fusion Cloud Platform. This upgrade will position us with a more advanced system to support business expansion, access to upgrades in functionality and a more modern system for operations. Additionally, the upgrade will be a multi-year, phased-in approach designed to mitigate any disruptions to our business. The Company recognized $1,476 in operations optimization expense related to the ERP system upgrade in fiscal 2023.

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

The Company expensed $516, $463 and $0 in fiscal 2023, 2022 and 2021, respectively, related to the move. The project was completed in fiscal 2023 and no future costs related to this move are anticipated.

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

The Company recognized $0, $147 and $977 in operations optimization expense related to the move in fiscal 2023, 2022, and 2021, respectively. The project was completed in fiscal 2022 and no future costs related to the move are anticipated.

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

The company recognized $0 and $232 in fiscal 2023 and 2022, respectively, in operations optimization costs related to the Westwood move. The project was completed in fiscal 2022 and no future costs related to the move are anticipated.

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

Note 21—Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s accounts receivable and sales return reserve:

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2023 (1)	$610	$2,967	$(2,744)	$833
August 31, 2022	$451	$953	$(794)	$610
August 31, 2021	$438	$751	$(738)	$451

(1)	The increase in charges to operations for the year ended August 31, 2023 primarily relate to the addition of NuCera (including $1,300 of current year sales returns and $90 related to the opening balance adjustment).

The following table sets forth activity in the Company’s warranty reserve (the warranty reserve is included within accrued expenses on the consolidated balance sheet):

Year ended	Balance at Beginning of Year	Charges to Operations	Deductions to Reserves	Balance at End of Year
August 31, 2023	$—	$—	$—	$—
August 31, 2022	$—	$—	$—	$—
August 31, 2021	$—	$—	$—	$—

Note 22 – Subsequent Event

Other than disclosed in Note 14, there are no subsequent events.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of August 31, 2023. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of August 31, 2023.

Changes in Internal Control Over Financial Reporting

The Company implemented financial internal controls on the operations associated with NuCera, acquired in September 2022, during the year-to-date fiscal 2023 period.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Chase Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Chase Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of August 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended August 31, 2023, and our report dated November 9, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

November 9, 2023

Item 9b – Other Information

On July 26, 2023, following the Company’s execution of the Merger Agreement, Adam P. Chase, the Company’s President and Chief Executive Officer, terminated a pre-arranged trading plan that he had originally adopted on November 16, 2022. The plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As originally adopted, the plan provided for the potential sale of up to 18,000 shares by the Adam P. Chase Trust, in accordance with the instructions of the plan, over a period ending no later than December 23, 2023.

Item 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information concerning our Executive Officers as of October 31, 2023. Each of our Executive Officers is selected by our Board of Directors and holds office until his successor is elected and qualified.

Name	Age	Offices Held and Business Experience during the Past Five Years
Adam P. Chase	51	President of the Company since January 2008, Chief Executive Officer of the Company since February 2015. Adam Chase was the Chief Operating Officer of the Company from February 2007 to February 2015.
Peter R. Chase	75

Chairman of the Board of the Company since February 2007, and Executive Chairman of the Company since February 2015. Peter Chase was the Chief Executive Officer of the Company from September 1993 to February 2015. Peter Chase is the father of Adam Chase.

Michael J. Bourque	60

Chief Financial Officer of the Company since February 2021. Previously, Chief Financial Officer of Keystone Dental, Inc., since April 2019. Prior to that, Mr. Bourque was employed at Analogic Corporation since 2014, most recently as Senior Vice President, Chief Financial Officer and Treasurer.

Jeffery D. Haigh	56

Vice President, General Counsel and Corporate Secretary since February 2021. Previously, Vice President, General Counsel since joining Chase in July 2020. Prior to that, Mr. Haigh worked in private practice from 2018 to 2020, having worked at Clean Harbors, Inc. from 2008 to 2018, most recently as Senior Counsel.

Board of Directors

Set forth below is information regarding the members of the Board of Directors of the Company (the “Board), including their ages as of October 31, 2023 and their key skills and professional qualifications.

		Business Experience During Past Five Years,	Has Been a
Name	Age	Other Directorships and Qualifications	Director Since

Adam P. Chase	51	President of the Company since January 2008, Chief Executive Officer of the Company since February 2015. Adam Chase was the Chief Operating Officer of the Company from February 2007 to February 2015.	2010

Adam Chase has over two decades of experience at Chase Corporation in various capacities including finance and operations as well as over ten years as an executive officer of the Company. His background in the day-to-day management of sales and operations as well as his current perspective as Chief Executive Officer gives him insight into the critical components of strategy and tactics that will help grow the Company. The Board believes that it is important to have the insight of the Chief Executive Officer of the Company reflected in its strategic thinking.

Peter R. Chase	75	Chairman of the Board of the Company since February 2007, and Executive Chairman of the Company since February 2015. Peter Chase was the Chief Executive Officer of the Company from September 1993 to February 2015. He is currently a director of AIM Mutual Insurance Company.	1993

Peter R. Chase was named an executive officer of the Company in 1988 and has more than 50 years’ experience in various positions since starting with Chase Corporation. He has extensive knowledge of both the day-to-day operations of the Company and its strategic vision. The Board believes that Peter Chase's deep understanding of the Company's operations, its history and its industry benefit the Board of Directors in its deliberations and in setting strategy for the Company.

		Business Experience During Past Five Years,	Has Been a
Name	Age	Other Directorships and Qualifications	Director Since
Mary Claire Chase	68	President of Chase Partners, LTD., an executive search firm specializing in financial services and management consulting, since August 2000. Prior to launching Chase Partners, Ms. Chase served as Senior Vice President, Director of Executive Search for Putnam Investments and Director of Global Staffing and Development for Arthur D. Little, Inc.	2005

Mary Claire Chase has an extensive background in human resources. Her experience with evaluating executive talent gives her insight into organizational structure which is critical to executing strategic plans.

Thomas D. DeByle	63	Retired. Previously CFO of Plastic Industries, Senior Vice President and CFO at NN, Inc. (NASDAQ: NNBR), Vice President and Chief Financial Officer of Standex International (NYSE: SXI) from March 2008 through September 2019. He also is a director and audit chair of a privately held company Good Foods, LLC.	2019

Mr. DeByle's financial background and broad expertise, including experience as an executive for publicly traded companies that manufacture a variety of products and provide services for diverse commercial and industrial markets, offers a valuable contribution to the Board, particularly on issues relating to corporate finance, business strategy, strategic acquisitions and divestitures, managerial issues, and banking relationships.

John H. Derby III	78

President at Derby Management, a management consulting firm specializing in business planning, sales and marketing in both emerging and middle market growth companies, since 1990. Mr. Derby is also the Chairman of Let's All Do Good, a software developer for mobile apps for nonprofits, since November 2022. He has held prior president and EVP positions at Datamedix, CB Sports, Mayer Electronics, EarCheck and Becton Dickinson Medical Systems.

Mr. Derby is a Professor of Marketing and Sales at Tufts University within the Derby Entrepreneurship Center where he has taught for 16 years and is a lecturer at MIT where he has taught business planning for 21 years. Mr. Derby has been a director of 21 privately and publicly held companies with current positions at Chase Corporation and privately held Loci Controls, AVIANT Healthcare and Associated Industries of Massachusetts.

			2015

		Mr. Derby’s strong executive, consulting and sales experience and insight benefit the Company, particularly through his core expertise in sales, marketing and strategic planning.

		Business Experience During Past Five Years,	Has Been a
Name	Age	Other Directorships and Qualifications	Director Since
Chad A. McDaniel	50

Since November 1, 2022, Mr. McDaniel has been the Chief Administrative Officer of Axel Johnson, Inc., a private operating company that invests in and helps grow industry-leading business in the medical technology, water, housing, and specialized manufacturing sectors. Mr. McDaniel was the Senior Vice President and General Counsel of Unifrax Holdings until January 4, 2022. On October 1, 2021, Unifrax acquired and merged with Lydall, Inc. (NYSE: LDL), where Mr. McDaniel was the Executive Vice President, General Counsel and Chief Administrative Officer, leading the Company's global Legal and Environmental, Health & Safety organizations. He was with Lydall since 2013.

			2016

Mr. McDaniel's legal and human resource background and broad expertise, including experience working for publicly traded manufacturing companies, offers a valuable contribution to the Board, particularly on issues relating to corporate legal and regulatory matters, strategic acquisitions, managerial issues, banking relationships, corporate finance and business strategy.

Dana Mohler-Faria	76	Dr. Mohler-Faria is currently President Emeritus of Bridgewater State University, after having served as president from 2002 to 2015, and is a former member of the Massachusetts Board of Elementary and Secondary Education. He chairs and is involved in multiple non-profits focused on leadership and higher education. He was formerly the Special Advisor for Education to the Governor of Massachusetts prior to the creation of a cabinet-level Secretary of Education in 2008.	2016

Dr. Mohler-Faria's higher education background, including his prior executive role overseeing one of the largest public universities in Massachusetts, along with his experience advising state government, offers a valuable contribution to the Board, particularly on matters relating to leadership of a diverse organization, working with state government, finance and strategic vision.

		Business Experience During Past Five Years,	Has Been a
Name	Age	Other Directorships and Qualifications	Director Since
Ellen Rubin	54

Ms. Rubin is currently CEO and Founder of Causely, a new venture in the IT Operations space. She was previously CEO and Founder of ClearSky Data (acquired by Amazon), and later served as General Manager at Amazon Web Services for several hybrid cloud services. Previously, she was CEO and Founder of CloudSwitch (acquired by Verizon). Earlier in her career she was VP Marketing at Netezza, a leader in the data warehousing market that went public in 2007 and was subsequently acquired by IBM. Ms. Rubin has been recognized as one of the Top 10 Women in the Cloud by CloudNOW, and currently serves as an independent Board Director at Corvus Insurance. Ms. Rubin has an MBA from Harvard Business School.

			2022

Ms. Rubin's proven leadership and knowledge within the information technology space, combined with her unique experience serving as CEO and founder across multiple innovation-based organizations and hands-on capital markets activity and acquisition experience are well-aligned with Chase's strategy and strengthen our Board's perspective and skill sets.

Joan Wallace-Benjamin	70

Dr. Wallace-Benjamin, currently the founder and president of J Wallace-Benjamin Consulting LLC, an executive coaching practice, since 2019, has a 38-year career in senior executive roles, during 27 of which she served as a Chief Executive Officer in the non-profit, governmental, and private sectors. Dr. Wallace-Benjamin last served for 15 years, through 2018, as the President and CEO of The Home for Little Wanderers, which is America’s oldest and one of New England’s largest child and family services organizations. She also served as the President and CEO of the Urban League of Eastern Massachusetts. She was the Director of Operations for the Boys and Girls Clubs of Boston; served as an executive search consultant with Whitehead Mann, a global executive search firm headquartered in London; and as the first Chief of Staff for Massachusetts Governor Deval Patrick.

			2020

Dr. Wallace-Benjamin’s extensive background and executive leadership as a CEO for complex organizations brings a wealth of experience to the Board. Her experience with challenging executive decision-making, work with M&A, enterprise integration and transformation, strategic planning and management, and advising CEOs, are valuable assets for the Board.

		Business Experience During Past Five Years,	Has Been a
Name	Age	Other Directorships and Qualifications	Director Since

Thomas Wroe, Jr.	73	Retired. Chairman of the Board of Apex Tool Group, LLC from 2013 to 2020. Mr. Wroe served as CEO of Apex Tool Group, LLC from 2014 to 2016. He served as Chairman of the Board of Sensata Technologies (NYSE:ST) from its IPO in 2010 until 2015, and served on its Board until 2020. Mr. Wroe was also CEO of Sensata Technologies through 2012.	2008

Mr. Wroe’s strong executive experience, including serving as chief executive of a large public company, provides a well-rounded global perspective. He has experience in the oversight of complex operations and engineering, acquisitions and integration, manufacturing and customer relations, and offers additional business development expertise to the Board.

Adam P. Chase, President and Chief Executive Officer of the Company, is the son of Peter R. Chase, grandson of Edward L. Chase (deceased) and the nephew of Mary Claire Chase.

Peter R. Chase, Executive Chairman of the Company, is the father of Adam P. Chase, the son of Edward L. Chase (deceased) and the brother of Mary Claire Chase.

Mary Claire Chase is the daughter of Edward L. Chase (deceased), the sister of Peter R. Chase and the aunt of Adam P. Chase.

Delinquent Section 16(a) Reports

The Company’s directors, executive officers and ten percent shareholders file reports with the SEC indicating the number of shares of any class of the Company’s equity securities that they owned when they became a director, executive officer or ten percent shareholder and, after that, any changes in their ownership of the Company’s equity securities. The Company believes that all reporting persons filed on a timely basis the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year.

Code of Ethics

The Company has adopted the Chase Corporation Code of Ethics, which is applicable to all Chase employees, including our Executive Chairman, President and Chief Executive Officer, Treasurer and Chief Financial Officer, General Counsel, and other employees in the financial reporting process. The Company has also adopted a Code of Business Conduct and Ethics for Directors of Chase Corporation, which is applicable to members of our Board of Directors. The Chase Corporation Code of Ethics and the Code of Business Conduct and Ethics for Directors of Chase Corporation are both available on the Chase Corporation website (www.chasecorp.com). The Company will disclose any amendment to the codes of ethics, applicable to our directors and executive officers, and any waiver, including an implicit waiver, from the provisions of these codes of ethics as they relate to such directors and officers, on its website.

Audit Committee

The Audit Committee of the Board of Directors recommends to the Board of Directors the engagement of the Company’s registered public accounting firm, reviews the scope and extent of its audit of the Company’s financial statements, reviews the annual financial statements with the registered public accounting firm and with management, and makes recommendations to the Board of Directors regarding the Company’s policies and procedures as to internal accounting and financial controls. The current members of the Audit Committee are Thomas D. DeByle, Chairman, Chad A. McDaniel, Joan Wallace-Benjamin, and Ellen Rubin. Each member of the committee meets the criteria for independent directors, as defined in the listing standards of the NYSE American and the applicable regulations of the Securities and Exchange Commission. The Board has determined that each of Mr. DeByle and Mr. McDaniel are audit committee financial experts as defined in Securities and Exchange Commission regulations. The Audit Committee operates under a written charter that is available through the Company’s website at www.chasecorp.com.

Item 11 – Executive Compensation

Executive Officer and Director Compensation – Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis is intended to provide a context for the disclosures contained with respect to the compensation paid to our executive officers. Compensation information is presented below for our Executive Chairman, Peter R. Chase, our President and Chief Executive Officer, Adam P. Chase, our Treasurer and Chief Financial Officer, Michael J. Bourque and our General Counsel, Jeffery D. Haigh. Collectively, these officers are referred to as our “named executive officers.” Specifically, this Compensation Discussion and Analysis will explain the objectives and material elements of their compensation during the fiscal year ended August 31, 2023.

The Compensation and Management Development Committee of our Board of Directors has the responsibility of developing and overseeing a comprehensive compensation philosophy, with strategies and principles that have the support of the Board of Directors and management, and that ensure the fair and consistent administration of our compensation program. The Compensation and Management Development Committee makes recommendations to the full Board for approval relative to the total compensation to be paid to the named executive officers, including salary, performance bonus, equity awards, long-term awards, benefits, and perquisites.

The members of the committee are Thomas Wroe, Jr., Chairman, Thomas D. DeByle, and John H. Derby III. Each member of the committee is independent, as independence for Compensation and Management Development Committee members is defined under the listing standards of the NYSE American and the applicable regulations of the Securities and Exchange Commission. The Compensation and Management Development Committee operates under a written charter that is available through the Company’s website at www.chasecorp.com.

In this analysis, we refer to the Compensation and Management Development Committee as “the Committee” or “the Compensation and Management Development Committee.”

Philosophy and Objectives of Our Compensation Program

The primary objectives of the Compensation and Management Development Committee are to ensure that our executive compensation and benefits programs:

●

retain executive talent by offering compensation that is commensurate with pay at other public companies of a similar size in the same or similar industries in the region, as adjusted for individual factors, and considering the complexity of the Company’s business;

●safeguard company interests and the interests of our shareholders;

●

are effective in driving executive performance by having, for members of the senior management team, pay at risk, so actual pay is tied to company-wide goal achievement and superior performance is rewarded;

●foster teamwork on the part of management;

●are consistent and competitive with Chase Corporation’s compensation peer group;

●are cost-efficient and fair to employees, management, and shareholders; and

●are well-communicated to and understood by program participants.

Our Compensation and Management Development Committee believes that the most effective compensation program is one that will provide incentives that are directly linked to the achievement of company strategies through easily measured, company-wide performance targets, while providing a reasonable level of income security to the named executive officers through competitive base salaries and retirement benefits. Our executive compensation reflects a balance of cash and non-cash compensation, and a mix of currently paid compensation and long-term incentives. The Compensation and Management Development Committee does not set a rigid target for these mixes, and the mix will necessarily vary from year to year based upon our underlying financial performance. Our incentive plans combine financial targets to reward performance with time-based vesting to assist retention.

Committee Purposes and Responsibilities

One of the primary purposes of the Compensation and Management Development Committee is to determine the total target compensation levels for the senior executive officers of the Company and to establish and annually review the programs that will determine the actual rewards as compared to established targets.

The Committee is charged with ensuring that the target compensation levels, and the allocation of short-term and long-term components are sufficient to attract, motivate, and retain seasoned professional managers, while at the same time ensuring that the pay is reasonable and fair to our shareholders in light of the Company’s financial performance and when compared to executive officers of similar position and responsibility at comparable businesses.

The Committee is also responsible for reviewing the annual compensation for service on the Board of Directors or for service as a member or chair of any of the various committees of the Board of Directors, and, when appropriate, recommending any changes to the Board for approval.

The Committee has the authority to retain and terminate any legal counsel or any compensation or other consultant to be used to assist in the evaluation of director or executive compensation and has sole authority to approve the consultant’s fees or other retention terms.

The Committee also reviews and administers our equity compensation plans, and reviews any existing or proposed employment agreement, change in control or severance agreement, or any special or supplemental benefits not offered as part of a broad-based plan that are made available to our named executive officers. Where appropriate, it recommends adoption, amendment, or termination of such programs or agreements to the full Board of Directors.

Role of Executive Officers in Compensation Decisions

Our Compensation and Management Development Committee makes all determinations affecting the compensation for our named executive officers, including our Executive Chairman and our Chief Executive Officer, and recommends those determinations to the full Board of Directors for approval. Our Executive Chairman and Chief Executive Officer may from time-to-time attend meetings of the Committee as non-voting advisory members, except that they are not present for any discussion of their own compensation. The Compensation and Management Development Committee receives and considers our Executive Chairman’s and our Chief Executive Officer’s evaluations of, and their recommendations as to all elements of compensation of, our Chief Financial Officer and our General Counsel. The Committee expressly reserves the right to exercise its discretion in modifying any adjustments or awards recommended by our Executive Chairman or our Chief Executive Officer, although historically the Committee has given significant weight to these recommendations.

Use of Compensation Consultants and Benchmarking Data

A description of the extent to which we have historically benchmarked our base salary levels against other companies is described below under “Principal Elements of our Fiscal 2023 Compensation Program - Base Salary.” The Committee has taken advice from expert compensation consultants to set the position values and salary ranges for executive officers. The Committee adjusts base salaries annually for the Company to remain competitive with respect to executive compensation. The compensation consultants have used similar benchmarking data in recommending the performance-based components of the executive compensation package. The Committee most recently engaged a compensation consultant, Pearl Meyer & Partners (“Pearl Meyer”) in August 2022 for benchmarking purposes in fiscal 2023. Pearl Meyer provided the Committee and management with recommendations based on its review at that time. Prior to this most recent engagement, the Company had last hired Pearl Meyer to perform a similar assessment in 2017.

Principal Elements of our Fiscal 2023 Compensation Program

The principal elements of compensation for our named executive officers, other than our Executive Chairman, during fiscal 2023 were:

●base salary;

●	a cash bonus component based on the performance of our business against corporate objectives under our annual cash incentive plan;

●long term incentive compensation in the form of equity awards including:

●	a restricted stock award based on the performance of our business against different corporate objectives (representing 50% of the total equity component target value);
●	a time-based vesting restricted stock award (representing 25% of the total equity component target value); and
●	stock options (representing 25% of the total equity component target value).

In fiscal year 2017 the Committee determined that Peter R. Chase, our Executive Chairman, would not participate in the cash incentive program component of the Company’s executive compensation programs. This shift in the allocation of annual pay components for Peter R. Chase away from the cash incentive program reflected a shift in the day-to-day responsibilities of the Executive Chairman following Adam P. Chase’s appointment to the Chief Executive Officer role in fiscal 2015. Peter R. Chase has not participated in the Company’s equity incentive programs since 2013, in recognition by the Committee of the diminishing incremental benefit of additional equity grants in achieving the shareholder alignment and retention objectives of the equity program considering Mr. Chase’s accumulation of equity from prior years of service. The Executive Chairman’s compensation for fiscal 2023, therefore, consisted primarily of his salary, as it had in the prior six years.

For our named executive officers other than the Executive Chairman, the financial measurement metrics and targets used in both the annual cash incentive plan and the annual equity award plan are subject to annual review by the Committee, which reserves the right to set different objectives on either the cash incentive plan or equity award program as it feels appropriate considering the annual and long-term objectives of the Company. As discussed in more detail below, the Committee utilizes differing financial performance targets for the cash incentive plan and the equity awards program. The two programs also differ in the dollar value of the target awards and in their vesting provisions, since payments under the cash incentive plan are made after the end of each fiscal year, and the equity awards (including those that are subject to additional performance-based vesting criteria) customarily vest over a period of three years from the time of grant. The total compensation packages for our Chief Executive Officer, Chief Financial Officer, and General Counsel thus provide a mix of (1) current cash payments in the form of salary, independent of year-to-year financial performance; (2) annual cash payments determined by reference to the Company’s actual results of operations for the year compared to a target; and (3) equity awards, subject (in the case of our Chief Executive Officer and Chief Financial Officer) to vesting provisions relating to the Company’s financial results, together with restricted stock and stock options that are not specifically tied to financial performance, but all of which are subject to time-based vesting provisions in order to foster our retention objectives.

The cash incentive plan for fiscal 2023 set target compensation levels with reference to targeted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), as adjusted to exclude costs and gains or losses related to our acquisitions and divestitures, costs of products sold related to inventory step-up to fair value, settlement gains or losses resulting from lump sum distributions to participants in our defined benefit plans, and other significant items (“Adjusted EBITDA”), less the effects of foreign transaction gains or loss (“Adjusted EBITDAX” or the “Adjusted EBITDA-based target”). The performance-based equity award program sets target compensation levels with respect to a combination of (1) our earnings per share (“EPS”) for the fiscal year in question, as adjusted at the discretion of the Committee, and (2) our return on invested capital (ROIC) over a three-year period. Our calculation of each such metric under both plans is described in more detail below. As a result, a substantial proportion of our named executive officers’ total compensation under both the cash and equity incentive programs is tied to our earnings in each fiscal year. The Committee determined for 2023 that an Adjusted EBITDA-based target is the most appropriate tool for measuring the underlying performance of the Company and its management team for the annual cash incentive plan, while EPS and ROIC are used for the equity plan as they are more common and consistent measures for longer term incentive programs and align with how shareholders are rewarded. In addition, the Committee has chosen to emphasize company-wide achievement of financial objectives in this manner, as opposed to emphasizing more subjective individual performance criteria or measurements based upon business segments or other operating data, because it believes it is important to use a metric that is easily measured and understood from the beginning of the year, that fosters teamwork among the management team, and that most directly aligns the interest of the named executive officers participating in the program with those of all shareholders. The Committee does retain discretion to adjust or supplement the cash incentive awards paid, either upward or downward.

The following discussion seeks to explain why the Compensation and Management Development Committee has chosen to pay each compensation element, how it determines the amount of each element, and how the element and the Committee’s decisions regarding that element in fiscal 2023 fit into the Company’s overall compensation objectives and affect decisions regarding other elements.

Base Salary. Each of our named executive officers receives a base salary. The objective is to provide base compensation comparable to base compensation that the executive could earn in a similar position at other companies. To better understand the compensation practices of similar companies, the Compensation and Management Development Committee from time to time, reviews data from a custom peer group. The peer group used for benchmarking 2023 salary ranges was identified by our compensation consultant, Pearl Meyer, in 2022. Peer group information serves as the primary reference point for the Compensation and Management Development Committee with Pearl Meyer market survey data used as a secondary reference in attempting to keep salary ranges competitive.

The following companies comprised of our peer group for fiscal 2023:

●	Balchem Corporation
●	CSW Industrials, Inc.
●	FutureFuel Corp.
●	GCP Applied Technologies Inc,
●	Hawkins, Inc.
●	Insteel Insutries, Inc.
●	Livent Corporation
●	LSB Industries, Inc.
●	Quaker Chemical Corporation
●	Ramaco Resources, Inc.
●	Ranpak Holdings Corp.
●	Trecora Resources
●	UFP Technologies, Inc.
●	United States Lime & Minerals, Inc.

This peer group used for benchmarking was developed based on comparability to the Company in terms of industry and size, with data gathered from peer group proxy statements.

Cash Incentive Plan. At the beginning of each fiscal year, following the annual budget presentation by management to the Board of Directors, the Committee sets a corporate performance target for the upcoming fiscal year to be used in connection with the Company’s incentive compensation programs. For the reasons discussed above, our Executive Chairman does not participate in the cash incentive plan. As noted above, for the cash incentive plan the financial target was established as an Adjusted EBITDA-based target for fiscal 2023. The Adjusted EBITDA-based target was set by the Committee with reference to both historical performance and expected future performance. The Committee believes that the targets set as a general matter should be reasonably attainable through consistent performance as compared to recent years, and it is the Committee’s expectation that the actual awards granted under the relevant plan will exceed the “target” awards where management achieves growth over historical annual Adjusted EBITDAX levels. The Adjusted EBITDA-based targets are set in a way that tends to generally reflect improvement over historical results, at least during periods of multi-year growth in Adjusted EBITDAX.

At the end of the fiscal year, actual results are compared to the target established at the beginning of the year. In establishing the compensation program, it is the Board’s intent to exclude from actual performance measurements the effect of items generally consistent with items excluded in the Company’s historical definition of Adjusted EBITDA. The Committee consequently has the discretion to decide and has decided from time to time in the past, to exclude certain items or to make other adjustments in order to fairly reflect our underlying operating performance for the year.

In order for any amounts to be payable under the plan, the Company must meet a threshold level of 80% of the Adjusted EBITDA-based target for any amounts to be paid as part of the plan. Actual payments are made under the plan by reference to the target awards established by the Committee for each of the named executive officers as a percentage of their base salaries, although they can be subject to adjustment as described below. The maximum award under the cash incentive plan is reached at 120% of the target performance measure. The Company’s actual Adjusted EBITDAX was $96.8 million for fiscal 2023 and represented achievement at approximately 81% of the target amount for the year, resulting in the payout of 52.25% of the target award under the cash incentive plan.

The reconciliation from net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDAX for fiscal 2023 and 2022 is as follows (in thousands):

	Year Ended August 31,
	2023	2022

Net income	$33,182	$44,671
Interest expense	8,981	425
Income taxes	10,009	13,927
Depreciation expense	8,906	3,547
Amortization expense	23,666	11,751
EBITDA(1)	$84,744	$74,321
Loss on contingent consideration	702	432
Operations optimization costs	1,992	842
Acquisition-related costs	4,299	4,000
Purchase accounting adjustments	2,242	—
Pension settlement loss	213	—
Loss on impairment/write-off of long-term assets	1,689	—
Adjusted EBITDA(1)	$95,881	$79,595
Foreign transaction (gains) losses	961	(442)
Adjusted EBITDAX	$96,842	$79,153

(1)	Our calculations of EBITDA and Adjusted EBITDA, non-GAAP financial measures, are explained in greater detail in our cautionary note on Form 10-K. As outlined above, Adjusted EBITDAX further excludes the impact of foreign transaction gains or losses.

Amounts potentially payable under the cash incentive plan, as a percentage of salary at the beginning of the year, and amounts actually paid are reflected in the table below for fiscal year 2023.

	Cash Awards Payable for 2023			Actual FY 2023 Payment
				Award as
				percentage	Final
	At 80% of	At 100%	At 120%	of annual	payments
Name of executive	target	of target	of target	salary	made

	(as percentage of base salary)
Adam P. Chase	50%	100%	200%	52%	$320,000
Michael J. Bourque	30%	60%	120%	31%	$107,000
Jeffery D. Haigh	12.5%	25%	50%	13%	$34,000

A similar cash incentive program was approved by the Committee and maintained and paid out of a bonus pool, with payments determined by reference to our Adjusted EBITDA-based target, for other key employees at the Company. In fiscal 2023, approximately 584 employees participated in that program, with most payments at the discretion of the Executive Chairman and the Chief Executive Officer.

Equity Incentive Plan. The third element of our compensation program is our equity-based long-term incentive plan. In 2023 our equity incentive plan used a combination of three types of equity awards: performance-based restricted stock, time-vesting restricted stock, and stock options. For the reasons discussed above, Peter R. Chase does not participate in the equity incentive plan.

The performance-based element measures annual performance against (1) an earnings per share (“EPS”) base target and (2) a return on invested capital (“ROIC”) base target (weighted 80% and 20%, respectively, of the total performance-based equity award target value for 2023). The performance-based equity award target represented 50% of the total target equity award value for Adam P. Chase, Michael J. Bourque, and Jeffery D. Haigh for 2023. The other half of the total target equity award value for Adam P. Chase, Michael J. Bourque and Jeffery D. Haigh was split evenly between time-based vesting restricted stock and stock options.

The following table shows, for each of the named executive officers participating in the equity incentive plan, the total target equity awards for each officer as determined at the beginning of the fiscal year.

	Target Equity		Performance	Time Vesting
	Award as % of	Value at	Shares at	Shares at	Stock Options at
Name	Salary (1)	Grant Date	Grant Date (2)	Grant Date (3)	Grant Date (4)
Adam P. Chase	250%	$1,530,000	8,677	4,339	11,367
Michael J. Bourque	60%	$204,600	1,160	580	1,520
Jeffery D. Haigh	50%	$131,000	743	371	973

(1)	Total target equity award as a percentage of salary in the table represents the initial amount determined on September 1, 2022 (the first day of fiscal 2023).
(2)

Value represents 50% of the total equity award target for Adam P. Chase, Michael J. Bourque and Jeffery D. Haigh assuming achievement at 100% of the performance targets, using the closing share price on the last day of the prior fiscal year. Based upon actual fiscal 2023 financial performance, the total actual payout for the performance share component of the equity compensation plan for fiscal 2023 was 1,124 shares for Adam P. Chase, 150 shares for Michael J. Bourque and 96 shares for Jeffery D. Haigh due to achieving below the performance target, calculated in the manner described under “Performance-based restricted stock” below. Consequently, 7553, 1010, and 647 stock awards from the original performance grants were forfeited by Adam P. Chase, Michael J. Bourque, and Jeffery D. Haigh, respectively, subsequent to August 31, 2023.

(3)	Value represents 25% of the total equity award targets for Adam P. Chase, Michael J. Bourque and Jeffery D. Haigh using the closing share price on the last day of the prior fiscal year.
(4)	Value represents 25% of the total equity award for Adam P. Chase, Michael J. Bourque and Jeffery D. Haigh, using the Black-Scholes value of the options on the last day of the prior fiscal year.

In the event of a named executive officer’s retirement, death, disability, or dismissal without cause before the scheduled vesting date, the awards will vest pro rata to the date of the termination of employment. In the event of a named executive officer’s voluntary termination of employment or termination for cause, all unvested portions of the award will be forfeited. Upon a change of control of the Company, any unvested restricted stock awards will automatically vest, and any unvested stock options may vest at the discretion of the Committee.

Each of the three types of equity awards that collectively comprise our equity incentive plan are described in more detail below:

Performance-based restricted stock. The performance-based restricted stock awards are made at the beginning of the year based upon the target performance levels, with the target number of shares being determined by dividing the target equity award value by our stock price on the grant date. For fiscal 2023, the EPS target set by the Committee was $5.97 and the ROIC target set by the Committee was 21.4%.

The final award amounts are determined after the end of the fiscal year by reference to our actual performance for the year. For any payments to be made under the EPS component or the ROIC component of the equity incentive plan, the Company must achieve at least 80% of the EPS target or the ROIC target, as applicable. The EPS target was weighted as 80% of the target performance-based equity award, and the ROIC target was weighted as 20% of the target performance-based equity award. If the Company achieves less than 80% of both performance targets, the full award would be forfeited. If the Company achieves 80% of either of the targets, then the actual payment would be 50% of the target shares available under that target (with the other 50% being forfeited). Achievement between 80% and 100% of either target would be pro-rated. If the Company achieves 120% of either target, then the executive’s equity award would be 200% of the targeted share amount available under that target. Achievement between 100% and 120% of either target would be pro-rated. The total opportunity is capped at 200% of the targeted share amount. Accordingly, there is no incremental award in 2023 at performance levels above 120% of either target.

EPS as defined in the plan may differ from earnings per share as calculated under generally accepted accounting principles, since the plan uses the fully diluted number of shares outstanding as of the first day of the fiscal year and may include other adjustments as determined by the Compensation and Management Development Committee. Our basic and diluted EPS as reported under U.S. generally accepted accounting principles for fiscal 2023 were $3.49 and $3.48 per share, respectively. Using the fully diluted number of shares outstanding as of August 31, 2022, the EPS used for purposes of evaluating performance under the 2023 equity plan was $3.52, or less than the 80% threshold of the target EPS of $5.97. The actual payments made under the EPS performance share component of the plan thus represented 0% of the targeted share amount for that component due to being under the 80% threshold of the target EPS of $5.97.

ROIC is defined in the plan as the three-year average earnings before interest expense and income tax, divided by the three-year average of the sum of equity and debt less cash on hand at year-end. The fiscal 2023 target was set as the trailing three-year average ROIC, calculated using the fiscal 2023 budget and fiscal 2022 and 2021 actual results. Actual ROIC for the measurement period was calculated using actual results for the three years ended August 31, 2023. The ROIC used for purposes of evaluating performance under the 2023 equity plan was 18.4%, or approximately 86% of the target ROIC of 21.4%. The actual payments made under the ROIC performance share component of the plan thus represented approximately 64.75% of the targeted share amount for that component.

The final share amounts are calculated and approved by the Compensation and Management Development Committee upon finalization of our financial results for the fiscal year. Equity awards made for fiscal 2023 fell below the threshold for the EPS and between the threshold and target levels for ROIC. The restricted stock award under the plan will not vest until the last day of the second fiscal year following the fiscal year that is used as the performance period. In other words, the performance-based equity awards for fiscal 2023 will vest on August 31, 2025.

The Committee believes that the combination of performance measures to determine the number of shares of common stock underlying each award, and the “cliff” vesting of the award two years after the end of the performance period, is useful in accomplishing the dual objectives of rewarding superior performance and encouraging retention of its qualified executives.

Time-based vesting restricted stock. The Committee also incorporates time-based vesting shares into our long-term incentive plan for participating executive officers. The purpose of the time vesting restricted stock grant is to provide a long-term incentive in the form of a fixed award that is not subject to a performance measurement target. The number of shares is determined by reference to the value of the award (25% of the total target equity award value for Adam P. Chase, Michael J. Bourque and Jeffery D. Haigh) divided by the closing market price of our common stock on the last day of the prior fiscal year. The shares vest in three years from their grant, or on August 31, 2025.

Stock options. The Committee incorporates stock option grants into our long-term incentive plan on a formulaic basis as part of the overall long-term incentive plan for certain executive officers. Thus, 25% of the total target value of the equity plan awards for 2023 for Adam P. Chase, Michael J. Bourque and Jeffery D. Haigh, was made in options to purchase common stock. The purpose of the option grant was to further align the executives’ interests with that of the shareholders, to encourage equity participation among management team members and provide a long-term incentive for their future commitment as key members of the executive management team. The option grant was made effective as of

September 1, 2022, with an exercise price equal to the fair market value of the common stock on the grant date. The number of shares of common stock subject to these option grants was determined by taking 25% of the total equity award opportunity and dividing it by the Black-Scholes value of an individual option on the date of grant. The options granted in fiscal 2023 will vest in three equal annual installments, beginning on August 31, 2023.

Discretionary Bonuses. The Committee does not consider discretionary cash bonuses to be a material part of the executive compensation program, outside of the cash incentive plan described above. As noted above, the Committee has the discretion to adjust an award determined under the cash incentive plan upward or downward and has exercised that discretion in the prior years in a manner that has historically had a small impact on total compensation compared to the objective components. No such adjustments were made with respect to the fiscal 2023 compensation program.

Voting and Dividends on Stock Awards. Participants in the equity award program can vote and receive dividends upon their restricted shares before the shares vest. The Committee has determined that permitting the participants to vote and receive dividends prior to the vesting of the awards was appropriate and consistent with the Committee’s retention and pay for performance objectives. The Committee considered the fact that dividends on unvested awards would typically represent a small percentage of the executives’ total compensation. Dividends paid on unvested awards are not required to be repaid if the vesting provisions are not met, but the underlying shares themselves remain subject to forfeiture through the vesting date, putting the bulk of the economic value of the award at risk and subject to the performance and time-based vesting conditions.

Retirement Programs

In addition to the primary components of executive pay described above, we maintain certain retirement plans and benefits for our executive officers. Many of these plans are available to larger groups of employees. The Committee feels that the opportunity to participate in programs that assist the executives and other employees in saving for retirement is an important part of those employees’ compensation package.

●

The named executive officers may elect to make contributions to a retirement account in our Chase Deferred Salary Savings Plan (the “401(k) plan”), which is available to substantially all employees of certain businesses of the Company and under which we made a matching contribution to each participant in each of the last three fiscal years. The matching contribution under the 401(k) plan is the equivalent of 100% of the first one percent of the employee’s pre-tax contribution to the plan plus 50% thereafter, up to an amount equal to three and one-half percent of the employee’s annual salary. Our matching contributions to the accounts of the named executive officers are shown in the “All Other Compensation” column in the Summary Compensation Table.

●

We also maintain a non-qualified Supplemental Savings Plan covering selected employees, including our named executive officers. Participants may elect to defer a portion of their compensation for future payment in accordance with the terms of the plan. Our Executive Chairman, Peter R. Chase, received a full payout of his non-qualified Supplemental Savings Plan balance in fiscal 2017 after entering a separation of service letter with the Company, reducing the level of services that he performs as the Executive Chairman to no more than 20% of the average level of services performed in the previous 36 months.

●

We maintain a tax-qualified defined benefit pension plan and a non-qualified Supplemental Pension Plan. The Supplemental Pension Plan covers those of our employees who from time to time may be designated by our Board of Directors. During fiscal 2023, our Executive Chairman, Peter R. Chase, and our President and Chief Executive Officer, Adam P. Chase, were designated as being covered. These plans are described in more detail under “Executive Compensation—Other Executive Plans—Pension Plans”. As noted in that section, benefits are paid at a higher rate to employees who became employed prior to May 1, 1995 or who are covered by certain collective bargaining agreements and meet certain other qualifications, as compared to those who were employed after that date. Our Executive Chairman, Peter R. Chase, began collecting his non-qualified Supplemental Pension Plan balance in fiscal 2017 after entering a separation of service letter with the Company, as noted above.

Other Benefits

The Company owns a life insurance policy on Peter R. Chase as a mechanism available for use to fund obligations of the Company, including the unfunded, non-qualified Supplemental Pension Plan described above.

We provide our named executive officers a car allowance of $1,000 per month. We provide our Executive Chairman, Chief Executive Officer, Chief Financial Officer and General Counsel with reimbursements for certain financial planning and tax services up to $5,000 per year. Our Compensation and Management Development Committee considers these arrangements to be fair and reasonable considering the relatively low cost to the Company.

Named executive officers may also participate in our medical and dental insurance offerings by electing to make payroll deductions designed to cover approximately 35% of the cost of these programs (with the company covering the other 65% of the cost). We also provide disability and life insurance coverage for our named executive officers and pay a portion of the related premiums.

Stock Ownership Guidelines

The Board of Directors believes that it is important to align the interests of our senior management and directors with those of our shareholders. As described above, the Committee takes this principle into account in designing the compensation programs in which our executive officers participate. The Board has established stock ownership guidelines that encourage the accumulation and retention of our common stock to further foster these objectives.

Our current stock ownership guidelines are expressed as a multiple of base salary or, in the case of directors, a multiple of annual cash compensation. Under the guidelines, each of our Executive Chairman and our Chief Executive Officer are required to acquire and hold stock with a fair market value of at least five times base salary. For our Chief Financial Officer, the multiple is three times base salary, and for our General Counsel and other vice presidents, the multiple is one times base salary. Non-employee directors are required to acquire and hold stock with a fair market value of at least five times annual cash compensation. Directors are required to achieve compliance 36 months from the first election to the Board. Newly appointed executives and covered individuals who accept an appointment to a position requiring a higher retention level are required to comply with this policy within 36 months of their appointment (or 60 months in the case of vice presidents). Shares of stock subject to time-based vesting provisions count toward the ownership guidelines but shares subject to performance-based vesting conditions and shares underlying stock options do not count toward the ownership guidelines. The Compensation and Management Development Committee retains the discretion to grant waivers or make exceptions to the policy under appropriate circumstances.

The full stock ownership guidelines are available on our corporate website, www.chasecorp.com.

Prohibitions on Hedging and Pledging

Our insider trading policy specifically prohibits Directors of Chase Corporation, officers, and selected other employees from (a) holding Company securities in a margin account or pledging Company securities as collateral for a loan, or (b) purchasing any financial instruments or entering into any other transactions that are designed to hedge or offset any decrease in the market value of the Company’s common stock owned directly or indirectly by them (commonly referred to as “hedging”) or entering into certain other speculative transactions.

This policy, referred to as the Chase Corporation Responsibilities and Requirements of Directors, Officers and Employees of a Publicly Held Company, is available on our corporate website, www.chasecorp.com.

Severance Agreements

We have arrangements with our named executive officers pursuant to which they would be entitled to receive severance upon certain enumerated events. The events that trigger payment are generally those related to termination of employment without cause or detrimental changes in the executive’s terms and conditions of employment. See “Payments Upon Termination or Change of Control” below for a more detailed description of these triggering events and the resulting benefits. We believe that this structure will help: (i) assure that the named executive officers can give their full attention and dedication to us, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control, (ii) assure the named executives’ objectivity in considering shareholders’ interests, (iii) assure the named executives of fair treatment in case of involuntary termination following a change in control, and (iv) attract and retain key executive talent in a competitive market.

Consideration of the Previous Shareholder Advisory Vote on Executive Compensation

At the Company’s 2023 annual meeting of shareholders held February 7, 2023, approximately 89% of votes cast at the meeting with respect to the proposal were voted to approve, on an advisory basis, the compensation of our named executive officers. No specific component of our 2023 executive compensation program was altered based upon this voting result. However, the Committee will continue to monitor shareholder feedback as it reviews and establishes future executive compensation plans and determines awards for our named executive officers. Our Board of Directors determined in 2018 that an advisory vote will be conducted on an annual basis.

Compensation Risks

The Compensation and Management Development Committee has considered the components of the Company’s compensation policies and practices. We believe that risks arising from our compensation policies and practices for our employees, including our executive officers, are not likely to have a material adverse effect on the Company. In addition, although a significant portion of executive compensation is performance based and “at-risk,” the Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risk.

The Committee has reviewed the elements of executive compensation to determine whether any portion of executive compensation encourages excessive risk-taking. It concluded that:

●	the Company’s significant weighting toward long-term incentive compensation, including performance targets and time-based vesting provisions used in tandem, discourages excessive risk taking;
●	the Company’s performance goals are appropriately identified in order to avoid targets that, if not met, result in a large percentage loss of compensation;
●

assuming achievement of at least a minimum level of performance, payouts under the Company’s performance-based plans result in some compensation at levels below full target achievement, rather than an “all or nothing” approach; and

●	as a manufacturing company, the Company is not generally subject to the types of risks that may be present in a corporation involved in financial services, trading, or investment activities.

Report of the Compensation and Management Development Committee

The Compensation and Management Development Committee of the Chase Corporation Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and based on such review and discussion we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

By the Compensation and Management Development Committee

Thomas Wroe, Jr. (Chairman)

Thomas D. DeByle

John H. Derby III

Executive Compensation

The following table contains a summary of the compensation paid or accrued during the fiscal years ended August 31, 2023, 2022 and 2021 to our named executive officers.

							Change in
							Pension Value
							and Non-
							Qualified
						Non-Equity	Deferred
						Incentive Plan	Compensation	All Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($) (2)	($)	($) (3)	($) (3)	($) (4)	($) (5)	($) (6)	($)
Peter R. Chase	2023	600,000	—	—	—	—	—	24,144	624,144
Executive Chairman	2022	600,000	—	—	—	—	—	23,269	623,269
	2021	600,000	—	—	—	—	—	28,465	628,465

Adam P. Chase	2023	612,000	—	1,147,491	382,500	320,000	(117,457)	99,610	2,444,144
President & Chief	2022	567,000	—	425,253	141,739	468,000	(427,068)	103,758	1,278,682
Executive Officer	2021	567,000	—	425,308	141,735	1,134,000	367,233	103,358	2,738,634

Michael J. Bourque (1)	2023	341,000	—	153,398	51,148	107,000	—	40,886	693,432
Treasurer & Chief	2022	316,000	—	648,109	553,382	156,000	—	34,020	1,707,511
Financial Officer	2021	179,910	—	81,359	27,129	215,892	—	13,894	518,184

Jeffery D. Haigh (1)	2023	262,000	—	98,210	32,741	34,000	—	25,945	452,896
General Counsel	2022	238,000	—	47,632	47,614	49,000	—	24,876	407,122
	2021	230,000	—	45,955	46,008	115,000	—	21,295	458,258

(1)	Michael J. Bourque joined the Company on February 2, 2021. Jeffery D. Haigh was promoted to Vice President, General Counsel and Corporate Secretary on the same date.

(2)Salary includes amounts earned in the fiscal year, whether or not deferred.

(3)

Amounts under “Stock Awards” reflect the net grant date fair value of the stock-based incentive awards granted under our equity incentive program in the indicated fiscal year (and for fiscal 2022 also includes the restricted stock portion of our equity retention awards for Michael J. Bourque). For the portion of the award subject to performance-based conditions, the amount is based on the estimated probable outcome of the award as of the grant date. Amounts under “Option Awards” reflect the grant date fair value of stock options awarded during the fiscal year, including those granted in fiscal 2022 as equity retention awards to Michael J. Bourque. In each case, amounts are reported whether or not the award had vested and was recorded as compensation expense in accordance with the accounting for stock-based compensation guidance during the year. Assumptions made in the valuation are described in more detail in Note 1 to our Consolidated Financial Statements for the fiscal year ended August 31, 2023. Using the grant date fair value but assuming the maximum performance target under the stock-based incentive plan were met or exceeded, the amounts reported under “Stock Awards” for 2023 would have been approximately $1,912,000 for Adam P. Chase, $256,000 for Michael J. Bourque, $164,000 for Jeffery D. Haigh. The total compensation column for such officers in 2023 would have correspondingly been increased by approximately $765,000, $102,000 and $66,000 for Adam P. Chase, Michael J. Bourque, and Jeffery D. Haigh, respectively. Based on the financial results for fiscal 2023, the amount between the threshold and the target performance amount was achieved. The equity incentive program is described in the Compensation Discussion and Analysis under the heading “Principal Elements of our Fiscal 2023 Compensation Program—Equity Incentive Plan”.

(4)

These amounts reflect incentive payments made under our annual cash incentive program earned during the applicable fiscal year and paid in November following the respective fiscal year end. The cash incentive program is described in the Compensation Discussion and Analysis under the heading “Principal Elements of our 2023 Compensation Program—Cash Incentive Plan”.

(5)

Represents the current year aggregate change in the actuarial present value of accumulated benefits under the qualified defined benefit plan and the supplemental pension plan as described under “—Other Executive Plans—Pension Plans”. Amounts for Peter R. Chase under this column are reported as zero under applicable SEC regulations because the aggregate change in actuarial present value of his accumulated benefits was a negative amount (a reduction of $1,389,868). This reflects a distribution of $1,554,708 from the supplemental pension plan during the year, as described in more detail under “—Other Executive Plans—Pension Plans”, net of an increase of $164,840 resulting from changes in actuarial assumptions from the prior year.

(6)These amounts include all other compensation as described in the following table:

		Qualified	Life &	Automobile
		401(k) and	Long-Term	Allowance
		Supplemental	Disability	or Use of
	Fiscal	Retirement Plan	Insurance	Company	Other
Name	Year	Contributions	Premiums	Car	(a)	Total
Peter R. Chase	2023	$11,550	$594	$12,000	$—	$24,144
	2022	10,675	$594	$12,000	$—	23,269
	2021	14,915	656	12,894	—	28,465

Adam P. Chase	2023	$20,506	$39,414	$12,000	$27,690	$99,610
	2022	21,350	$39,841	$12,000	$30,567	103,758
	2021	29,356	40,103	12,000	21,899	103,358

Michael J. Bourque	2023	$17,361	$1,854	$12,000	$9,671	$40,886
	2022	17,391	1,854	12,000	2,775	34,020
	2021	5,604	1,030	7,000	350	13,984

Jeffery D. Haigh	2023	$8,515	$1,854	$12,000	$3,576	$25,945
	2022	8,332	1,818	12,000	2,726	24,876
	2021	6,679	1,855	12,000	761	21,295

(a)	These amounts represent payment of dividends on restricted stock, and all other compensation (consisting of reimbursement for financial planning and tax services) as follows:

		Dividends on	Professional
	Fiscal	Restricted	Service
Name	Year	Stock	Reimbursement	Total
Peter R. Chase	2023	$—	$—	$—
	2022	—	—	—
	2021	—	—	—

Adam P. Chase	2023	$22,690	$5,000	$27,690
	2022	25,567	5,000	30,567
	2021	16,899	5,000	21,899

Michael J. Bourque	2023	$9,286	$385	$9,671
	2022	2,425	350	2,775
	2021	—	350	350

Jeffery D. Haigh	2023	$2,001	$1,575	$3,576
	2022	887	1,839	2,726
	2021	761	—	761

Grants of Plan-Based Awards for Fiscal 2023

The following table sets forth information relating to potential payments to each of our named executive officers under our fiscal 2023 cash and equity-based incentive award programs. The actual amounts paid under each of these programs are described in more detail under our Compensation Discussion and Analysis under the heading “Principal Elements of our 2023 Compensation Program—Cash Incentive Plan,” “—Equity Incentive Plan” and “—Equity Retention Award” and, except in the case of restricted stock with performance-based vesting conditions, are reflected in the Summary Compensation Table and its footnotes.

										All Other Option
										Awards
											Exercise
										Number of	or Base
			Estimated Possible Payouts Under Non-			Estimated Future Payouts Under			All Other	Securities	Price of	Grant Date
			Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards			Stock	Underlying	Option	Fair Value of
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards	Options	Awards	Stock Awards
Name & Award	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Share)	($)
Adam P. Chase
Cash award	9/1/2022	8/30/2022	$765,000	$1,530,000	$3,060,000
Performance restricted stock grant	9/1/2022	8/30/2022				4,339	8,677	17,354				$764,964
Time vesting restricted stock grant	9/1/2022	8/30/2022							4,339			382,526
Option award	9/1/2022	8/30/2022								11,367	$88.16	382,500

Michael J. Bourque
Cash award	9/1/2022	8/30/2022	$102,300	$204,600	$409,200
Performance restricted stock grant	9/1/2022	8/30/2022				580	1,160	2,320				$102,266
Time vesting restricted stock grant	9/1/2022	8/30/2022							580			51,133
Option award	9/1/2022	8/30/2022								1,520	$88.16	51,148

Jeffery D. Haigh
Cash award	9/1/2022	8/30/2022	$65,500	$131,000	$262,000
Performance restricted stock grant	9/1/2022	8/30/2022				372	743	1,486				$65,503
Time vesting restricted stock grant	9/1/2022	8/30/2022							371			32,707
Option award	9/1/2022	8/30/2022								973	$88.16	32,741

(1)	The non-equity incentive plan award ranges shown reflect payout opportunities based on salary levels at the beginning of fiscal 2023 (grant date).

Amounts in the table above under “Threshold” represent cash amounts payable under the cash incentive plan if 80% of the Adjusted EBITDA-based performance target was achieved, representing a specified percentage of the named executive officers’ base salaries at the grant date, and share amounts payable under the performance-based equity incentive program if 80% of the EPS-based performance target and 80% of the ROIC-based performance target were achieved. Below those performance levels, no payments would be made under the respective plans or plan components. It is possible that a lower share amount payout could be made if less than 80% of the target is achieved under one but not both EPS-based or ROIC-based performance targets, as occurred in 2023. The maximum payout under either the cash incentive plan or the performance-based equity award program is 200% of the target award. The Compensation and Management Development Committee of the Board of Directors formally approved the equity awards on August 30, 2022. The grant date fair value of the possible equity awards reflects the fair value of our common stock on September 1, 2022, the first day of our fiscal year and the date on which awards were initially granted, multiplied by the total number of shares of restricted stock to be awarded assuming the target was met (assumed to be the probable outcome of the performance conditions at the initial grant date). The awards were paid in accordance with the plans upon finalization of our annual financial results and certification of the awards by the Compensation and Management Development Committee in November 2023. The actual results for fiscal year 2023 reflected achievement between threshold and target for the participating officers in the cash incentive plan. The actual results for fiscal year 2023 for the EPS based element of the performance-based equity award was below threshold and the ROIC-based element of the performance-based equity award was between threshold and target for the participating officers.

Outstanding Equity Awards at Fiscal Year-End 2023

The following table sets forth information relating to options and unvested restricted stock outstanding as of August 31, 2023 that were granted pursuant to our Amended and Restated 2013 Equity Incentive Plan or predecessor plans to our named executive officers.

					Stock Awards
						Market
	Option Awards				Number of	Value of
	Number of	Number of			Shares or	Shares or
	Securities	Securities			Units of	Units of
	Underlying	Underlying	Option		Stock That	Stock That
	Unexercised	Unexercised	Exercise	Option	Have Not	Have Not
	Options	Options	Price	Expiration	Vested	Vested
Name	# Exercisable	# Unexercisable	($)	Date	(#)	($)
Peter R. Chase	—	—	$—
					—	$—

Adam P. Chase	7,438	—	$35.50	8/31/2024
	7,246	—	$39.50	8/31/2025
	29,159	—	$64.37	8/31/2026
	4,591	—	$93.50	9/1/2027
	3,468	—	$123.95	9/1/2028
	42,824	—	$100.22	9/1/2029
	4,125	—	$97.57	9/1/2030
	2,316	1,158	$114.50	9/1/2031
	3,789	7,578	$88.16	9/1/2032
					16,099	$2,036,524

Michael J. Bourque	749	—	$104.04	9/1/2030
	776	387	$114.50	9/1/2031
	—	14,480	$94.88	2/1/2032
	507	1,013	$88.16	9/1/2032
					8,103	$1,025,030

Jeffery D. Haigh	1,339	—	$97.57	9/1/2030
	778	389	$114.50	9/1/2031
	325	648	$88.16	9/1/2032
					1,530	$193,545

The stock option awards noted in the table above with September 2030 expiration dates vested in three equal annual tranches beginning August 31, 2021 through August 31, 2023. The stock option awards noted in the table above with September 2031 expiration dates vest in three equal annual tranches beginning August 31, 2022 through August 31, 2024. The stock option award noted in the table above with a February 2032 expiration date vest January 31, 2025. The stock option awards noted in the table above with September 2032 expiration date vest August 31, 2023 through August 31, 2025. Each such vesting date is subject to continued service requirements.

Amounts under the “Stock Awards” columns reflect restricted stock issued under our equity incentive programs for fiscal 2023 and 2022, and our Chief Financial Officer’s equity retention award in the case of fiscal 2022. The columns include the value of the share amounts issued during fiscal 2023 and 2022, even though the final number of shares comprising the 2023 award was not certified until after the fiscal year end and remained subject to increase or decrease as of August 31, 2023. The market value of all restricted stock is based on the closing price of our common stock on the last trading day in the fiscal year. The closing price as reported by the NYSE American on August 31, 2023 was $126.50.

For Adam P. Chase, Michael J. Bourque, and Jeffery D. Haigh, stock awards for fiscal 2022 will vest on August 31, 2024. For Adam P. Chase and Jeffery D. Haigh, stock awards for fiscal 2023 will vest on August 31, 2025. For Michael J. Bourque, stock awards for fiscal 2023 will vest on August 31, 2025 or, with respect to his equity retention award only, January 31, 2025. These schedules are outlined in the table below (as of August 31, 2023):

Name	August 31, 2024	January 31, 2025	August 31, 2025
Adam P. Chase	3,083		13,016
Michael J. Bourque	1,031	5,332	1,740
Jeffery D. Haigh	416		1,114

As noted above, subsequent to August 31, 2023, 7553, 1010, and 647 stock awards from the original performance grants were forfeited by Adam P. Chase, Michael J. Bourque, and Jeffery D. Haigh, respectively, under our equity incentive program for fiscal 2023 under the financial performance measures applicable to that plan. Because the amounts were determined after August 31, 2023, based on our fiscal year performance, these forfeitures are not reflected in the tables above. See the discussion under “Principal Elements of our 2023 Compensation Program—Equity Incentive Plan” in our Compensation Discussion and Analysis above.

Option Exercises and Stock Vested for 2023

The following table sets forth information relating to options exercised by each of our named executive officers in the year ended August 31, 2023. The value realized on exercise of options represents the difference between the fair market value of the shares acquired on exercise, as determined by the closing price per share of our common stock on the exercise date, and the exercise price of the stock option. As a result, the value realized on exercise does not make any adjustment for those shares forfeited to us by the option holder to pay the exercise price or the amount of withholding tax due from the option holder upon exercise, pursuant to the exercise provisions of the plan under which the stock options were granted. The following table also sets forth information relating to stock vesting during fiscal 2023, which includes for Adam P. Chase and Jeffery D. Haigh the equity incentive awards granted on September 1, 2020 and Michael J. Bourque the inventive awards granted on February 2, 2021.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	Upon Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Peter R. Chase	—	$—	—	$—
Adam P. Chase	7,747	$519,049	6,591	$833,762
Michael J. Bourque	—	$—	1,183	$149,650
Jeffery D. Haigh	—	$—	471	$59,582

Payments Upon Termination or Change of Control

Executive Severance and Change in Control Agreements. The Company has entered severance arrangements with each of its named executive officers. A summary of these arrangements follows:

For our Executive Chairman, Chief Executive Officer and General Counsel, if (1) the officer’s employment with the Company is terminated at any time by the Company without cause, or (2) upon the change of control within 24 months (or 12 months for our General Counsel) immediately following a change in control, the officer’s employment is terminated by the Company without cause or the officer terminates his employment with the Company for good reason, the officer shall be entitled to severance benefits as outlined below.

For our Chief Financial Officer, if within 12 months immediately following a change in control, the officer’s employment is terminated by the Company without cause or the officer terminates his employment with the Company for good reason, the officer shall be entitled to severance benefits as outlined below.

In the case of any of the above triggering events, the named executive officer will receive the following benefits:

●

Severance pay in an amount equal to a multiple (2.0x in the case of Peter R. Chase and Adam P. Chase and 1.0x in the case of Michael J. Bourque and Jeffery D. Haigh) of the greater of the named executive’s annual salary in effect prior to the change in control or his annual salary in effect immediately prior to termination. For these purposes, the named executive officer’s salary will include bonuses, calculated by taking the average of the prior two years’ annual bonuses.

●

Continued participation in benefits in effect for the named executive as of the date of termination, subject to the terms and conditions of the respective plans and applicable law, for a period of one year following the termination date, or two years in the case of Adam P. Chase.

The named executive shall be entitled to his salary through the period ending with the date of such termination and any accrued benefits if terminated for cause. In case of death, disability or retirement, the named executive shall be entitled to such benefits as may be provided to him pursuant to the Company’s employee benefit plans.

Restricted Stock and Option Awards. Under the terms of the applicable restricted stock awards, in the event of a termination without cause, unvested restricted stock awards will vest on a prorated basis through the date of termination.

In the event of a “change in control” as defined in the applicable award, unvested shares of restricted stock will automatically vest, and the vesting of outstanding but unvested stock options may be accelerated, at the discretion of the Board of Directors. For purposes of the table below, we have assumed the accelerated vesting of stock options upon the occurrence of a change in control.

Amounts that would have been owed to our named executive officers upon termination or a change of control assuming a triggering event took place on August 31, 2023, the last day of the Company’s most recently completed fiscal year, are presented below.

				After
				Change in
				Control
				Termination
			Before	without
			Change in	Cause or by
			Control	the
			Termination	Executive	Disability,
		Voluntary or	without	for Good	Death or	Change in
Name	Benefit	For Cause	Cause	Reason	Retirement	Control
Peter R. Chase	Salary	—	$1,200,000	$1,200,000	—	—
	Non-Equity Incentive Plan Compensation	—	—	—	—	—
	Medical Benefits	—	16,872	16,872	—	—
	All Other Compensation	—	12,144	12,144	—	—
	Acceleration of Stock Options	—	—	—	—	—
	Acceleration of Restricted Stock	—	—	—	—	—
	Total	$—	$1,229,016	$1,229,016	$—	$—
Adam P. Chase	Salary	—	$1,224,000	$1,224,000	—	—
	Non-Equity Incentive Plan Compensation	—	788,000	788,000	—	—
	Medical Benefits	—	36,200	36,200	—	—
	All Other Compensation	—	143,840	143,840	—	—
	Acceleration of Stock Options	—	—	304,407	—	304,407
	Acceleration of Restricted Stock	—	808,841	2,036,524	$808,841	$2,036,524
	Total	$—	$3,000,881	$4,532,971	$808,841	$2,340,931
Michael J. Bourque	Salary	—	—	$341,000	—	—
	Non-Equity Incentive Plan Compensation	—	—	131,500	—	—
	Medical Benefits	—	—	18,100	—	—
	All Other Compensation	—	—	31,215	—	—
	Acceleration of Stock Options	—	—	501,357	—	501,357
	Acceleration of Restricted Stock	—	$609,983	1,025,030	$609,983	$1,025,030
	Total	$—	$609,983	$2,048,201	$609,983	$1,526,386
Jeffery D. Haigh	Salary	—	$262,000	$262,000	—	—
	Non-Equity Incentive Plan Compensation	—	41,500	41,500	—	—
	Medical Benefits	—	18,100	18,100	—	—
	All Other Compensation	—	22,369	22,369	—	—
	Acceleration of Stock Options	—	—	29,535	—	29,535
	Acceleration of Restricted Stock	—	82,056	193,545	$82,056	$193,545
	Total	$—	$426,025	$567,049	$82,056	$223,080

The Company will pay outplacement services for a period of up to one year for the Executive Chairman, Chief Executive Officer, or the General Counsel, if employment with the Company is terminated at any time without cause or for good reason within 24 months following a change in control. The Company will pay outplacement services for a period of up to one year for the Chief Financial Officer if employment with the Company is terminated within 12 months following a change in control by either the Company without cause or by the Chief Financial Officer for good reason. These services are not reflected in the table above, as the amount cannot be determined.

Other Executive Plans

Non-Qualified Retirement Savings Plan. The Company maintains a non-qualified Supplemental Savings Plan covering selected employees, including the named executive officers. The Supplemental Savings Plan covers those employees of the Company who from time to time may be designated by the Board of Directors and who meet other eligibility and salary criteria. For fiscal 2023, the Company’s Chief Executive Officer and Chief Financial Officer were the only named executive officers who participated in the plan. Participants may elect to defer a portion of their compensation for future payment in accordance with the terms of the plan. The following table gives details relating to our named executive officers’ participation in this plan.

Non-Qualified Deferred Compensation for 2023

		Executive	Registrant	Aggregate Earnings
		Contributions in	Contributions in	(Loss) in	Withdrawals	Aggregate Balance at
Name	Fiscal Year	Fiscal Year ($)(1)	Fiscal Year ($)(2)	Fiscal Year ($)(3)	Fiscal Year ($)(3)	Fiscal Year End ($)(4)
Adam P. Chase	2023	306,180	10,253	62,941	—	1,045,513
Michael J. Bourque	2023	10,245	6,526	1,607	—	40,481

(1)Amounts in this column are included in the “Salary” column in the Summary Compensation Table.

(2)	Amounts in this column are included in the “All Other Compensation” column in the Summary Compensation Table.

(3)Amounts in this column are not included in the Summary Compensation Table.

(4)

This column includes amounts in the named executive officer’s total deferred compensation account as of the last day of the fiscal year. In addition to the contribution for fiscal 2023, this column reports the portion of the aggregate balance that was reported as compensation in the Summary Compensation Table in each of the Company’s previous proxy statements and includes aggregate earnings on previously contributed amounts (if any).

All payments under the Supplemental Savings Plan to participants or their designated beneficiaries will be made in a lump sum. Distribution of these amounts will commence no later than the end of the year in which the participant has separated from service with the Company.

Effective January 1, 2017 (during fiscal year 2017), Peter R. Chase, Executive Chairman, entered a separation of service letter with the Company, reducing the level of services that he performs as the Executive Chairman to no more than 20% of the average level of services performed in the previous 36 months. In doing so, he qualified for payout of his benefits under the non-qualified Supplemental Savings Plan. Mr. Chase’s balance in the plan was distributed in full in July 2017 (fiscal 2017). Mr. Chase continues to serve as a director and as the Chairman of the Board of Directors.

Pension Plans. The Company maintains a tax-qualified defined benefit pension plan (“Pension Plan for Employees of Chase Corporation”) and a non-qualified excess benefit plan (“Supplemental Pension Plan”). The qualified pension plan covers substantially all employees of certain businesses of the Company who have attained the age of 21 and have completed three months of service. The Supplemental Pension Plan covers those employees of the Company who from time to time may be designated by the Board of Directors and who meet other eligibility and salary criteria. Currently, the Company’s Executive Chairman and the Company’s Chief Executive Officer have been designated by the Board of Directors as being covered by the excess benefit plan. Benefits under the qualified pension plan are determined based on final average base earnings (subject to Code-imposed limits on compensation and excluding bonuses, overtime, and other extraordinary amounts) and total years of service with the Company (up to a maximum of 40 years). Benefits under the Supplemental Pension Plan are determined based on final average earnings (including base salary and incentive-based bonuses and without regard to Code-imposed limits on compensation) and total years of service with the Company. A participant becomes fully vested in the Supplemental Pension Plan benefits upon completion of five years of service with the Company. Benefits are payable upon the participant’s separation from service with the Company, including the participant’s retirement or death. Benefits under the Supplemental Pension Plan are paid out on a monthly basis over a period of ten years.

The following table shows the actuarial present value of the accumulated benefits for each of the named executive officers at the end of fiscal 2023. The change in this present value between each fiscal year is reflected in the summary compensation table above.

		Number of	Present Value of	Payments
		Years Credited	Accumulated	During Last
Name	Plan Name	Service (#)	Benefit ($)	Fiscal Year ($)
Peter R. Chase	Pension Plan for Employees of Chase Corporation	maximum	$—	$—
	Supplemental Pension Plan	maximum	4,765,791	1,554,708
Adam P. Chase	Pension Plan for Employees of Chase Corporation	25	$318,605	$—
	Supplemental Pension Plan	25	763,096	—

Effective January 1, 2017 (during fiscal year 2017), Peter R. Chase, Executive Chairman, entered a separation of service letter with the Company, reducing the level of services that he performs as the Executive Chairman to no more than 20% of the average level of services performed in the previous 36 months. In doing so, he qualified for payout of his benefits under the Supplemental Pension Plan. His first payment occurred in July 2017, six months after entering the separation of services agreement. Payments continued through fiscal 2022 and are anticipated to continue monthly over a period of ten years.

See the Notes to financial statements found in Item 8 of the Company’s Annual Report on Form 10-K for more information about the Company’s pension plans. For participants who were employed prior to May 1, 1995 or are covered by a collective bargaining agreement, the monthly benefit is equal to the excess of (a) over (b) plus (c), where:

(a)	is 1.5% of the participant’s final average compensation multiplied by credited service up to a maximum of 35 years;
(b)	is 0.6% of the participant’s final average covered compensation multiplied by credited service up to a maximum of 35 years; and
(c)	is 0.8% of the participant’s average monthly compensation multiplied by credited service in excess of 35 years to a maximum of 40 years.

For participants who were employed on or after May 1, 1995 and before December 1, 2008, and are not covered by a collective bargaining agreement, the monthly benefit is equal to the excess of (a) over (b) plus (c), where:

(a)is 0.75% of the participant’s final average compensation multiplied by credited service up to a maximum of 35 years;

(b)is 0.3% of the participant’s final average covered compensation multiplied by credited service up to a maximum of 35 years; and

(c)is 0.4% of the participant’s average monthly compensation multiplied by credited service in excess of 35 years to a maximum of 40 years.

Effective December 1, 2008, we adopted a soft freeze in the qualified pension plan whereby no new employees hired will be admitted to the plan, except for employees who were members of the International Association of Machinists and Aerospace Workers Union whose contract was amended in June 2012 to include a soft freeze with an effective date of July 15, 2012. All participants admitted to the plan prior to December 1, 2008 or July 15, 2012, as applicable will continue to accrue benefits as detailed in the plan agreements.

Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the total annual compensation of our median compensated employee and the total annual compensation of our Chief Executive Officer, Adam P. Chase.

For fiscal 2023, we identified our median compensated employee as of August 31, 2023, out of our total global employee population of 859 employees at the time, using a Consistently Applied Compensation Measure (“CACM”) of gross payroll earnings for the year-to-date period ending on such date. Gross payroll earnings consist of all compensation elements appearing in payroll records for each individual, which primarily includes base salary or wages, overtime, bonuses, and other pay components. For purposes of determining the median employee, the pay of those permanent employees that were hired or joined the Company after September 1, 2022 through August 31, 2023 was adjusted to reflect the full period’s gross payroll earnings. Where applicable, gross payroll earnings were converted to U.S. dollars using the average foreign exchange rates from September 1, 2022 through August 31, 2023.

Under applicable SEC rules, we are required to identify our median employee at least once every three years. Due to the acquisition of NuCera Solutions, the Company identified a new median employee for fiscal 2023.

For our fiscal year ended August 31, 2023, our median employee identified as described above had total compensation, determined in accordance with applicable SEC rules, of $49,404. As reported in the Summary Compensation Table, the 2023 annual total compensation for our Chief Executive Officer, Adam P. Chase, was $2,444,144 resulting in a pay ratio of 49:1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Compensation of Directors

The following table shows how non-employee Directors of the Company are compensated for service on both the Board of Directors and the Committees of the Board of Directors for both the twelve-month period ending January 31, 2024 (the “2024 Term”) and for the twelve-month period ended January 31, 2023 (the “2023 Term”).

	2024 Term (1)		2023 Term (2)
	Cash	Stock Awards	Cash	Stock Awards
	($)	($)	($)	($)
Annual retainer	$70,000	$95,000	$45,000	$60,000
Committee membership (all members):
Audit	—	—	3,750	3,750
Compensation and Management Development	—	—	2,500	2,500
Nominating and Governance	—	—	1,875	1,875
Committee chairperson (in addition to Committee membership):
Audit	19,500	—	7,500	7,500
Compensation and Management Development	14,500	—	5,000	5,000
Nominating and Governance	10,000	—	3,750	3,750
Lead Independent Director	20,000	—	10,000	10,000
(1)	The 2024 term begins on February 1, 2023 – January 31, 2024. The 2024 term covers seven months of fiscal 2023.

(2)	The 2023 term begins on February 1, 2022 – January 31, 2023. The 2023 term covers five months of fiscal 2023.

The Compensation and Management Development Committee authorized a grant of an aggregate of 7,824 shares of restricted stock to non-employee members of the Board of Directors as compensation for their service to be performed for the period ending January 31, 2024. This restricted stock will vest on February 1, 2024, at which time the shares of common stock will be issued. The number of shares granted to each Director for the 2024 Term is equal to $95,000 divided by the closing price of the Company’s common stock at the time of grant, except that it additionally takes into consideration each Director’s involvement as a member or chairperson of any of the various committees of the Board, or in the role of Lead Independent Director as outlined above. If a Director notifies the Company of his or her election prior to January 1 of the relevant calendar year, any portion of the cash retainer may be taken in shares of stock, issued in equal quarterly installments.

Non-Qualified Retirement Savings Plan for the Board of Directors. The Company maintains the Non-Qualified Retirement Savings Plan for the Board of Directors. Participants may elect to defer a portion of their compensation for future payment in accordance with the terms of the plan.

The following table summarizes the total compensation paid to the directors who are not employees of the Company during fiscal 2023:

	Fees Earned
	or Paid in
	Cash	Stock Awards	Total
	($)	($) (a)	($)
Mary Claire Chase	$59,583	$80,417	$140,000
Thomas D. DeByle	76,688	86,146	162,833
John H. Derby III	60,625	81,458	142,083
Chad A. McDaniel	61,927	82,760	144,688
Dana Mohler-Faria	83,594	86,927	170,521
Thomas Wroe, Jr.	72,729	85,104	157,833
Joan Wallace-Benjamin	61,927	82,760	144,691
Ellen Rubin	61,146	81,979	143,125
(a)	The stock awards represented in the table above represent five months of the stock award dollar value of the 2023 Term and seven months of the stock award dollar value of the 2024 term. The restricted stock award from the 2024 term was issued on February 7, 2023 with a grant date fair value of $97.15 per share. The shares of restricted stock will vest at the conclusion of the current one-year service period.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company’s common stock as of October 31, 2023, by (i) all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding common stock, (ii) each of our directors, (iii) each of the executive officers named in our summary compensation table, and (iv) all our directors and executive officers as a group.

	Nature and Amount of Beneficial Ownership
	Number of	Shares	Total Shares	Percentage of
	Shares	Subject to	Beneficially	Outstanding
Name	Owned (a)	Options (b)	Owned (c)	Shares
Glazer Capital LLC (d) 250 W 55th Street New York, NY 10019	604,399	—	604,399	6.3%
Edward L. Chase Revocable Trust (e) 39 Nichols Road Cohasset, MA 02025	774,221	—	774,221	8.1%
BlackRock, Inc. (f) 55 East 52nd Street New York, NY 10055	511,301	—	511,301	5.4%
Peter R. Chase 375 University Avenue Westwood, MA 02090	840,519	—	840,519	8.8%
Adam P. Chase (g)	334,500	104,956	439,456	4.6%
Michael J. Bourque (h)	9,738	2,032	11,770	*
Jeffery D. Haigh (i)	5,657	2,442	8,099	*
Mary Claire Chase	8,407	—	8,407	*
Thomas D. DeByle	3,886	—	3,886	*
John H. Derby III	4,212	—	4,212	*
Chad A. McDaniel	4,177	—	4,177	*
Dana Mohler-Faria	5,209	—	5,209	*
Ellen Rubin	1,434	—	1,434	*
Joan Wallace-Benjamin	2,359	—	2,359	*
Thomas Wroe, Jr.	5,921	—	5,921	*
All executive officers and directors as a group (12 persons)	1,226,019	109,430	1,335,449	13.9%

* Less than one percent

(a)Excludes shares that may be acquired through stock option exercises.

(b)

Pursuant to Rule 13d-3(d) (1) of the Exchange Act, includes shares that may be acquired through stock option exercises within the 60-day period following October 31, 2023. Excludes shares underlying stock options that have not vested and will not vest within the 60-day period.

(c)	The beneficial owners of these shares have sole voting and investment authority over such shares, except as otherwise indicated.
(d)	These shares are deemed to be beneficially owned by Glazer Capital LLC and Paul J. Glazer. This information is based upon the Schedule 13G filed on August 31, 2023 by Glazer Capital LLC.
(e)

The trustees of the Edward L. Chase Revocable Trust have voting and investment authority with respect to the shares. The trustees of the trust are Jean Chase, Sarah Chase, E. Stephen Chase, and Janet Gibson, each of whom has a business address c/o Edward L. Chase Revocable Trust, 39 Nichols Road, Cohasset, MA 02025. This information is based upon Schedule 13D filed on August 2, 2023.

(f)

These shares are deemed to be beneficially owned by BlackRock, Inc. and certain affiliates. Includes 14,916 shares over which the reporting person reports sole power to dispose but does not have voting power. This information is based upon the Schedule 13G/A filed on February 1, 2023 by BlackRock, Inc.

(g)

Of the total shares beneficially owned, 21,254 represent shares of restricted stock, subject to forfeiture under time-based vesting provisions, with respect to which the executive has the right to vote and receive dividends.

(h)

Of the total shares beneficially owned, 8,843 represent shares of restricted stock, subject to forfeiture under time-based vesting provisions, with respect to which the executive has the right to vote and receive dividends.

(i)

Of the total shares beneficially owned, 4,985 represent shares of restricted stock, subject to forfeiture under time-based vesting provisions, with respect to which the executive has the right to vote and receive dividends.

Equity Compensation Plans

The following table summarizes the Company’s equity compensation plans as of August 31, 2023. Further details on the Company’s equity compensation plans are discussed in the notes to the Consolidated Financial Statements. The adoption of each of the Company’s equity compensation plans was approved by its shareholders.

	Number of shares of	Weighted
	Chase common	average exercise	Number of shares of
	stock to be issued	price of	Chase common stock
	upon the exercise of	outstanding	remaining available for
	outstanding options	options	future issuance

2005 Incentive Plan	17,725	$37.14	—
Amended and Restated 2013 Equity Incentive Plan	164,001	91.51	836,142
Total	181,726	$86.21	836,142

Item 13 – Certain Relationships and Related Transactions, and director independence

The Company has adopted the Chase Corporation Code of Ethics, which is applicable to all Chase employees, including our Executive Chairman, President and Chief Executive Officer, Treasurer and Chief Financial Officer, General Counsel, and other employees in the financial reporting process. The Company has also adopted a Code of Business Conduct and Ethics for Directors of Chase Corporation, which is applicable to members of our Board of Directors. The Chase Corporation Code of Ethics and the Code of Business Conduct and Ethics for Directors of Chase Corporation are both available on the Chase Corporation website (www.chasecorp.com). The Company will disclose any amendment to the codes of ethics, applicable to our directors and executive officers, and any waiver, including an implicit waiver, from the provisions of these codes of ethics as they relate to such directors and officers, on its website.

Director Independence

The Board conducts an annual review to verify director independence. As a result of its most recent review, the Board has determined that the following directors are independent, as defined in the listing standards of the NYSE American: Thomas D. DeByle, John H. Derby III, Chad A. McDaniel, Dana Mohler-Faria, Ellen Rubin, Joan Wallace-Benjamin and Thomas Wroe, Jr. None of the independent directors, to the Company’s knowledge, has any business, financial, familial or other type of relationship with Chase Corporation or its management that would impact the director’s ability to exercise independent judgment.

Certain Transactions

The Audit Committee of the Board of Directors reviews and oversees any transactions with a “related person” within the scope of the SEC’s rules on disclosure of such transactions consistent with the requirements of the NYSE American. From time to time, the Board of Directors has formed a special independent committee of the Board comprised of independent and non-interested directors to review and oversee proposals relating to specific transactions with related persons on an ad hoc basis. The Company does not have a written policy relating to such review.

Other than the compensation and severance arrangements with the Company’s named executive officers and the director compensation arrangements described in Item 11 of this Annual Report on Form 10-K, each of which was reviewed and approved by the Company’s independent Compensation and Management Development Committee, the Company is not a participant in any transaction since the beginning of its last completed fiscal year, or any presently proposed transaction, involving more than $120,000 in which any shareholder holding more than 5% of the Company’s common stock, any of its executive officers, directors, director nominees or their immediate family members, has or will have a direct or indirect material interest.

Item 14 – Principal Accountant Fees and Services

The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the Company’s independent auditor. The Audit Committee annually reviews the independent auditor’s qualifications, performance, fees and independence.

The Company’s Audit Committee appointed Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent registered public accounting firm for the year ended August 31, 2023. Additionally, Grant Thornton has served as the Company’s independent registered public accounting firm in connection with the audit for the fiscal years ended August 31, 2022 and August 31, 2021.

The following table sets forth fees for services provided by Grant Thornton LLP during fiscal years 2023 and 2022:

	2023	2022
Audit fees to Grant Thornton LLP (1)	$1,765,686	$1,260,470
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,765,686	$1,260,470

(1)Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements. Audit fees in both fiscal years include services related to the review of the Company’s internal control over financial reporting.

Audit Committee Pre-Approval Policy

In accordance with its charter, the Audit Committee approves in advance any non-audit services provided by the independent registered public accounting firm, including tax planning services which will exceed $20,000 per project, before the services are rendered. In some cases, the Chairman of the Audit Committee has the delegated authority from the Audit Committee to pre-approve certain services, and such pre-approvals are communicated to the full Audit Committee at its next meeting. During fiscal years 2023, 2022 and 2021, all services were approved by the Audit Committee in accordance with this policy and applicable SEC regulations.

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

3.2.1	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 12, 2016).
3.2.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed on July 24, 2023).

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

10.13 10.14

Stock Purchase Agreement dated July 15, 2022 by and among the Company, NuCera Solutions Holdco LP and NuCera Holdings Inc. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed July 19, 2022).

Agreement and Plan of Merger by and among the Company, Formulations Parent Corporation and Formulations Merger Sub Corporation, dated as of July 21, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed July 24, 2023).

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

101

The following materials from the Chase Corporation Annual Report on Form 10-K for the fiscal year ended August 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
November 9, 2023

By:	/s/ Michael J. Bourque
Michael J. Bourque
Treasurer and Chief Financial Officer
November 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Chase	Executive Chairman	November 9, 2023
Peter R. Chase

/s/ Adam P. Chase	Director, President and Chief Executive Officer (Principal Executive Officer)	November 9, 2023
Adam P. Chase

/s/ Michael J. Bourque	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 9, 2023
Michael J. Bourque

/s/ Mary Claire Chase	Director	November 9, 2023
Mary Claire Chase

/s/ Thomas DeByle	Director	November 9, 2023
Thomas DeByle

/s/ John H. Derby III	Director	November 9, 2023
John H. Derby III

/s/ Chad A. McDaniel	Director	November 9, 2023
Chad A. McDaniel

/s/ Dana Mohler-Faria	Director	November 9, 2023
Dana Mohler-Faria

/s/ Ellen Rubin	Director	November 9, 2023
Ellen Rubin

/s/ Joan Wallace-Benjamin	Director	November 9, 2023
Joan Wallace-Benjamin

/s/ Thomas Wroe, Jr	Director	November 9, 2023
Thomas Wroe, Jr.